Form 10-Q
period 1995-03-31
BROOKE GROUP LTD
filed 1995-05-15
CIK 59440

================================================================================


                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _______________________________

                                   FORM 10-Q
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from            to
                                         ------------  ------------

                         Commission file number 1-5759
                         -----------------------------

                               BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     51-0255124
    -------------------------------                     -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  100 S.E. 2ND STREET, MIAMI, FLORIDA                          33131
- ---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 579-8000
                 ----------------------------------------------
                 (Registrant's telephone number, including area
                                     code)

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X        NO
                                ----          ----

    As of May 12, 1995, there were outstanding 18,247,096 shares of common stock, par value $0.10 per share.

================================================================================

                               BROOKE GROUP LTD.

                                   FORM 10-Q


                       T A B L E   O F   C O N T E N T S



                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

  Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994........................        3

  Consolidated Statements of Operations for the three months ended March 31, 1995 and
  1994..........................................................................................        5

  Consolidated Statement of Stockholders' Equity (Deficit) for the three months ended March 31,
  1995..........................................................................................        6

  Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and
  1994..........................................................................................        7

  Notes to Consolidated Financial Statements....................................................        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................................       16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................       21

Item 6.  Exhibits and Reports on Form 8-K ......................................................       21


SIGNATURES......................................................................................       22

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                         March 31,          December 31,
                                                                           1995                 1994
                                                                       ------------         ------------
ASSETS:

Current assets:
   Cash and cash equivalents                                            $   35,877            $   4,276
   Accounts receivable - trade                                              17,304               31,325
   Other receivables                                                        10,867                1,558
   Inventories                                                              51,779               47,098
   Other current assets                                                      2,787                3,247
                                                                        ----------            ---------
       Total current assets                                                118,614               87,504

Property, plant and equipment, at cost, less accumulated
   depreciation of $25,368 and $24,460                                      25,128               25,806
Intangible assets, at cost, less accumulated amortization
   of $14,367 and $13,936                                                    6,306                6,728
Investment in affiliate                                                     73,292               97,520
Other assets                                                                11,158               11,867
                                                                        ----------            ---------
       Total assets                                                     $  234,498            $ 229,425
                                                                        ==========            =========



                 The accompanying notes are an integral part
                   of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                        March 31,          December 31,
                                                                          1995                 1994
                                                                        ---------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
 Notes payable and current portion of long-term debt                    $  39,299            $  31,351
 Accounts payable                                                          14,299               12,415
 Accrued promotional expenses                                              24,911               29,853
 Unearned revenue                                                                                2,056
 Net current liabilities of business held for disposition                                        4,974
 Other accrued liabilities                                                 64,545               63,702
                                                                         --------             --------
   Total current liabilities                                              143,054              144,351

Notes payable, long-term debt and other obligations, less current
 portion                                                                  402,607              405,798
Noncurrent employee benefits                                               31,429               31,119
Net long-term liabilities of business held for disposition                                      23,009

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred Stock, par value $1.00 per share, authorized
   10,000,000 shares
 Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 24,998,043 shares, outstanding 18,247,096 and
   18,260,844 shares, respectively                                          1,825                1,826
 Additional paid-in capital                                                70,874               66,245
 Deficit                                                                 (392,766)            (420,746)
 Other                                                                     11,058               11,365
 Less:  6,750,947 and 6,737,199 shares of common stock in
   treasury, at cost                                                      (33,583)             (33,542)
                                                                         --------             --------
     Total stockholders' equity (deficit)                                (342,592)            (374,852)
                                                                         --------             --------

     Total liabilities and stockholders' equity (deficit)               $ 234,498            $ 229,425
                                                                         ========             ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                    Three Months Ended
                                                                                March 31,        March 31,
                                                                                  1995             1994
                                                                             -------------    -------------
 Revenues*                                                                    $    95,290      $   114,105
 Cost of goods sold*                                                               46,378           57,296
                                                                               ----------       ----------
         Gross profit                                                              48,912           56,809

 Selling, general and administrative expenses                                      49,308           50,529
                                                                               ----------       ----------
         Operating income (loss)                                                     (396)           6,280

 Other income (expenses):
    Interest income                                                                   389               49
    Interest expense                                                              (14,715)         (13,339)
    Equity in earnings of affiliate                                                 1,683
    Other, net                                                                        115              237
                                                                               ----------       ----------
 (Loss) from continuing operations before
    income taxes                                                                  (12,924)          (6,773)
 Provision (benefit) for income taxes                                                 (14)             (53)
                                                                               ----------       ----------
 (Loss) from continuing operations                                                (12,910)          (6,720)

 Discontinued operations:
   Income from discontinued operations, net of income taxes
      of $63 and $3,068 in 1995 and 1994, respectively                              1,648            5,314
   Gain on diposal                                                                 13,138
                                                                               ----------       ----------
 Income from discontinued operations                                               14,786            5,314
                                                                               ----------       ----------
 Income (loss) before extraordinary item                                            1,876           (1,406)


 Extraordinary (loss) from the early extinguishment of debt                                         (1,118)
                                                                               ----------       ----------
         Net income (loss)                                                    $     1,876      $    (2,524)
                                                                               ==========       ==========
 Per common share:

    (Loss) from continuing operations                                         $     (0.70)     $     (0.38)
                                                                               ==========       ==========
    Income from discontinued operations                                       $      0.80      $      0.30
                                                                               ==========       ==========
    Extraordinary item                                                        $        --      $     (0.06)
                                                                               ==========       ==========
        Net income (loss)                                                     $      0.10      $    (0.14)
                                                                               ==========       ==========
 Weighted average common shares and common stock
    equivalents outstanding                                                    18,501,830       17,426,809
                                                                               ==========       ==========


___________________________________
* Revenues and Cost of goods sold include federal excise taxes of $26,392 and $31,815 for the periods ended March 31, 1995 and 1994, respectively.



                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                    Common Stock         Additional
                                                    ------------          Paid-In                 Treasury
                                                 Shares       Amount      Capital    Deficit       Stock      Other    Total
                                                 ------       ------     ----------  -------      --------    -----    -----
Balance, December 31, 1994                     18,260,844     $1,826      $66,245   $(420,746)   $(33,542)  $11,365  $(374,852)


Net income                                                                              1,876                            1,876

Dividends on common stock of BGL ($0.075
  per share)                                                                           (1,368)                          (1,368)

Stock grant to directors                           20,000          2           (2)                     94                   94

Stock grant to consultant                                                     939                              (703)       236

MAI spin-off                                                                           27,286                           27,286

Net unrealized holding gain                                                                                     396        396

Effect of New Valley capital transactions                                   3,689                                        3,689

Other, net                                                                                186                              186

Treasury stock, at cost                           (33,748)        (3)           3                    (135)                (135)
                                               ----------      -----       ------     -------      ------    ------    -------
Balance, March 31, 1995                        18,247,096     $1,825      $70,874   $(392,766)   $(33,583)  $11,058  $(342,592)
                                               ==========      =====       ======     =======      ======    ======    =======


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                  Three Months Ended
                                                                               March 31,        March 31,
                                                                                 1995             1994
                                                                               ---------        ---------
 Net cash (used in) provided by operating activities                          $ (5,263)        $ (4,785)

 Cash flows from investing activities:
   Dividends from affiliate                                                     30,916
   Redemption of SkyBox preferred stock                                          4,000
   Investment in New Valley                                                       (365)
   Capital expenditures                                                           (511)             (38)
   Proceeds from sale of assets/equipment                                           34
   Impact of discontinued operations                                                               (438)
                                                                              --------         --------

 Net cash provided by (used in) investing activities                            34,074             (476)
                                                                              --------         --------
 Cash flows from financing activities:
   Proceeds from debt                                                            2,343           18,840
   Borrowings (repayments) under revolver                                        1,478             (143)
   Repayments of debt                                                             (389)          (7,534)
   Increase (decrease) in overdraft                                                900          (11,972)
   Dividends paid on Series G preferred stock                                                    (3,018)
   Dividends paid on BGL common stock                                           (1,368)
   Treasury stock purchases                                                       (135)             (82)
   Stockholder loan and interest repayments                                                      16,780
   Deferred financing charges                                                                    (5,043)
   Impact of discontinued operations                                                                (81)
   Other, net                                                                      (39)
                                                                              --------         --------

 Net cash provided by financing activities                                       2,790            7,747
                                                                              --------         --------
 Net increase in cash and cash equivalents                                      31,601            2,486
 Cash and cash equivalents, beginning of period                                  4,276           11,497
                                                                              --------         --------

 Cash and cash equivalents, end of period                                     $ 35,877         $ 13,983
                                                                              ========         ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




1.    GENERAL

      The consolidated financial statements included herein prepared by Brooke Group Ltd. (the "Company") are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the years ended December 31, 1994, 1993 and 1992, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 17, 1995. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

      Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.


2.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Liggett Group Inc. ("Liggett"), New Valley Holdings, Inc. and other less significant subsidiaries.

      As the result of the spin off of the Company's equity interest in MAI Systems Corporation ("MAI") in February 1995 and the sale/redemption of the Company's common and preferred stock of SkyBox International, Inc., both entities are reported as discontinued operations. Revenues for MAI were $6,652 for the period January 1, 1995 to February 6, 1995 and $17,188 for the three months ended March 31, 1994.


3.    INVESTMENT IN NEW VALLEY CORPORATION

      The Company's investment in New Valley at March 31, 1995 is summarized as follows:

                                   Number of Shares           Carrying Value
                                   ----------------           --------------
      Common shares                  79,794,229                 $ (49,065)
      Class A Preferred Shares          618,326                   122,103
      Class B Preferred Shares           50,885                       254
                                                                  -------

                                                                $  73,292
                                                                  =======

     Summarized income statement information for New Valley Corporation for the three month period ended March 31, 1995 is as follows:


     Revenues                                                     $7,669
                                                                   =====
     Income before discontinued operations                        $6,631
                                                                   =====
     Net income                                                   $8,029
                                                                   =====

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


      In February 1995, New Valley Corporation repurchased 54,445 Class A Preferred shares pursuant to a tender offer made as part of the New Valley Corporation First Amended Joint Chapter 11 Plan of Reorganization. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a capital transaction in the amount of $3,069.


4.    INVENTORIES

     Inventories consist of:

                                                              March 31,        December 31,
                                                                1995               1994
                                                             ---------         -----------
     Finished goods                                          $21,611            $18,374
     Work in process                                           2,872              2,952
     Raw materials                                            21,782             20,609
     Replacement parts and supplies                            3,724              3,754
                                                             -------            -------
                                                              49,989             45,689
     LIFO adjustments                                          1,790              1,409
                                                             -------            -------
                                                             $51,779            $47,098
                                                             =======            =======

     At March 31, 1995, the Company had leaf tobacco purchase commitments of approximately $31,000 compared to $41,000 at December 31, 1994.


5.   CONTINGENCIES

     Since 1954, the Company and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposures to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Brooke Group Ltd. in its former name or in its present name or against Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. The number of such cases pending against the Company and the other cigarette manufacturers has decreased generally since early 1987, after several years of increases, but new cases continue to be commenced against Liggett and other cigarette manufacturers with the number of cases now pending against Liggett being somewhat greater than in 1993. As new cases are commenced, the costs associated with defending such cases and the risks attendant on the inherent unpredictability of litigation continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants; no plaintiff has ultimately prevailed on the merits of any such action; and no payment in settlement of any such claim has been made by the Company nor, to the Company's knowledge, any other cigarette manufacturer.

     An action entitled Yvonne Rogers v. Liggett Group Inc., et al., Superior Court, Marion County, Indiana, was initiated by the plaintiff on March 27, 1987 against Liggett and three other cigarette manufacturers. The plaintiff seeks compensatory and punitive damages for cancer alleged to have

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




     been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial has been scheduled for August 1996.

     In the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court, on June 24, 1992, issued an opinion respecting federal preemption of state law damage actions. The Supreme Court in Cipollone concluded that The Federal Cigarette Labeling and Advertising Act (the "1965 Act") did not preempt any state common law damage claims. The decision permits plaintiffs to assert common law claims for damages for failure to warn adequately, fraudulent misrepresentation, concealment, conspiracy and breach of express warranty in the period from 1966 to 1969. Relying on an amendment to Section 5(b) of the 1965 Act by The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), however, the Supreme Court concluded that the 1969 Act preempted certain, but not all, common law damage claims. Accordingly, the decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. It does permit, however, claims for fraudulent misrepresentation (other than a claim of fraudulently neutralizing the warning), concealment (other than in advertising and promotion of cigarettes), conspiracy and breach of express warranty after 1969.

     The Court expressed no opinion on whether any of these claims are viable under state law, but assumed arguendo that they are viable. The application of the principles enunciated in the decision to the particular theories of recovery asserted in each case will await further proceedings.

     In addition, bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

     On May 11, 1993, in the case entitled Wilks v. The American Tobacco Company, No. 91-12,355, Circuit Court of Washington County, State of Mississippi (a case in which Liggett was not a defendant), the trial court granted plaintiffs' motion to impose absolute liability on defendants for the manufacture and sale of cigarettes and struck defendants' affirmative defenses of assumption of risk and comparative fault/contributory negligence. The trial court ruled that the only issue to be tried in the case were causation and damages. No other court has ever imposed absolute liability on a manufacturer of cigarettes. After trial, the jury returned a verdict for defendants, finding no liability. The Company is or has been a defendant in other cases in Mississippi and it cannot be stated that other courts will not apply the Wilks ruling as to absolute liability.

     On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett, five other cigarette manufacturing companies, the Tobacco Institute, Inc., the Council for Tobacco Research and Hill & Knowlton. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council for Tobacco Research and its predecessor. The Complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds fraudulently obtained by defendants, disgorgement of revenues and profits acquired as a result of the alleged fraud, the imposition of a constructive trust

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


     and an asset freeze on alleged ill-gotten gains, an injunction precluding defendants from pursuing the alleged wrongful acts, and reasonable attorneys' fees and costs. The case is presently in discovery.

     On March 15, 1994, in an action entitled Broin et al v. Philip Morris Companies, Inc., et al., Dade County Circuit Court, State of Florida, the District court of Appeals for the Third District reversed the Dade County Circuit Court's dismissal of plaintiffs' class action allegations and a motion to invoke the discretionary jurisdiction of the Florida Supreme Court is pending. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that have been damaged by an involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling.

     On March 25, 1994, an action entitled Castano, et al v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and four other cigarette companies (and since has been amended to add an additional cigarette company as a defendant). The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products of defendants, including Liggett, and survivors who claim their decedents were addicted to such tobacco products. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members and, inter alia, fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages, equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On December 14, 1994, plaintiffs' motion to certify the action as a class action was orally argued before the Court. On February 17, 1995, the Court issued an Order that granted in part Plaintiffs' motion for class certification for the specific claims of fraud, breach of express warranty, breach of implied warranty, intentional tort, negligence, strict liability and consumer protection, together with punitive damages to the end of establishing a multiplier to compute punitive damage awards. The court denied class certification as to issues of injury and fact, proximate cause, reliance and affirmative defenses. The Court defined Plaintiffs' class as being comprised of all nicotine-dependent persons (and their representatives) in the U.S. and its territories and possessions and Puerto Rico who have purchased and smoked cigarettes manufactured by the Defendants. The trial court Order defines "nicotine-dependent" as (a) all cigarette smokers who have been diagnosed by a medical practitioner as nicotine-dependent; and/or (b) all regular cigarette smokers who were or have been advised by a medical practitioner that smoking has had or will have adverse health consequences who thereafter do not or have not quit smoking. Defendants have made application to the trial court that it certify the class certification Order for interlocutory appeal, but if such is not granted, Defendants will seek appellate review by mandamus. Hearing has been scheduled by the trial court for May 10, 1995, on Defendants' interlocutory appeal application.

     On May 5, 1994, an action entitled Engle, et al v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett, five other cigarette companies, The Council for Tobacco Research - USA, Inc., the Tobacco Institute, Inc. and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products of defendants, including those of Liggett, and allegedly have suffered personal injury as a result thereof, with such claims predicated on theories of strict liability in tort, fraud and misrepresentation, conspiracy to misrepresent and

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




     commit fraud, breach of implied warranty of merchantability and fitness, breach of express warranty, intentional infliction of emotional distress and negligence. Plaintiffs seek compensatory and punitive damages, equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling.

     On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi vs. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and five other cigarette companies, the Tobacco Institute, Inc., the Council for Tobacco Research - USA, Hill & Knowlton and others. In this action, the State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by the State of Mississippi on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed recently by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield) and by the State of West Virginia.

     The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence a lawsuit to seek recovery of Medicaid payments made on behalf of Medicaid recipients as a result of diseases allegedly caused by liable third parties. Though not limited to the tobacco industry, the statutory scheme includes the industry with ultimate liability based upon market share and would include disease allegedly caused by the smoking of cigarettes. The statute abrogates comparative negligence, assumption of risk and other defenses normally available to liable third parties and, by its stated language, permits the use of statistical evidence to prove causation. A suit has been commenced to challenge the constitutionality of the legislation. On February 22, 1995, suit was commenced by the State of Florida, together with others, against the five domestic cigarette manufacturers and their respective parent companies, as well as others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sales of cigarettes in Florida. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation. The repeal of this legislation, if the repealer bill becomes law, would be effective as of the date and time the original legislation became law. The repealer bill will become law if the Governor, after receipt of the repealer bill, signs such into law within fifteen days after receipt or fails to act within such fifteen day period. The Governor of Florida has announced that he will veto this repealer bill. It is uncertain at this time whether or not and at what time the Florida legislature could or would take action to override such a veto if the Governor vetoes the repealer bill.

     The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the State of Mississippi, the State of Minnesota and the State of West Virginia. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover costs incurred by the state to provide health care to persons injured by the company or individual also has been introduced in several other states (California, Connecticut, Kansas, Maine, Massachusetts, New Jersey, New York, Oregon and Vermont). These bills contain some or all of the following provisions: eliminating all affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


     Currently in addition to Cordova, approximately 32 product liability lawsuits are pending and active in which Liggett is a defendant. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. The states in which suits are presently pending and active against Liggett are California, Florida, Indiana, Louisiana, Minnesota, Mississippi, Nevada, New Hampshire, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

     A Grand Jury investigation presently is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. The Company was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. The Company is unable, at this time, to predict the outcome of the investigation.

     Liggett has been responding to a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice, which requests information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts respecting, in particular, "fire-safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with and relationship to its competitors. Liggett is unable to predict the outcome of this investigation.

     In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the Food and Drug Administration (the "FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, including Liggett, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims.

     The Omnibus Budget Reconciliation Act of 1993 (the "Act") requires United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from a corporation organized by the United States government. Liggett uses both domestic and foreign tobacco in its cigarettes. As part of an inventory management program, Liggett has entered into tobacco purchase agreements under which Liggett's commitments amounted to approximately $31 million at March 31, 1995, of which approximately 90% is foreign tobacco. The foreign tobacco used in manufacturing Liggett's cigarettes costs approximately 10- 15% less than its comparable domestic tobacco. In response to this situation, Liggett implemented certain changes in its product composition and modified its existing agreements with tobacco vendors to minimize the effect of the Act on Liggett's financial position. However, no assurance can be given that Liggett's efforts have been successful.

     A General Agreement on Tariffs and Trade ("GATT") tribunal ruled that the Act violates GATT. Legislation has been enacted which will repeal retroactively the Act as of the end of 1994 upon the declaration of tariffs on imported tobacco in excess of certain quotas to be set forth in a Presidential proclamation. The Act will be in effect until such time as a proclamation is issued. Liggett believes that such a proclamation will be issued during 1995. Liggett is exploring avenues which might be

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




     available to it to realize relief from any marketing assessment or purchase requirement sanctions that may be imposed under the Act. While Liggett is of the opinion that there would be a realistic potential to achieve such relief if sanctions were imposed, no assurance can be given that Liggett would be successful in doing so, either in whole or in part. No amounts have been accrued.

     Further, the tariff structure, when established, may have the effect of limiting Liggett's access to imported tobacco, possible driving Liggett's costs of goods higher. Due to existing inventories of foreign tobacco, management believes the tariff structure would have no short-term effects on Liggett, but is unable to state at this time what long-term effects, if any, the tariff structure would have on Liggett.

     As to each of the cases referred to above which is pending against Liggett, Liggett believes, and has been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to the claim or claims asserted against Liggett. All cases are, and will continue to be, vigorously defended. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably.
     An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of restrictive regulatory, adverse political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

     Liggett is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that Liggett's financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation.

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations and cash flows.

     On September 20, 1993, a group of Contingent Value Rights ("CVR") holders and the CVR trustee filed an action in the Delaware Chancery court, New Castle County, against the Company and certain of its present and former directors, challenging and seeking to enjoin or rescind the Distribution. Pursuant to notice given on October 15, 1993, the Company redeemed its CVRs on December 9, 1993 for a payment of $.36 per CVR. On June 2, 1994, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") pursuant to which a class of CVR holders, which includes all persons who held CVRs at any time between September 20, 1993 and June 2, 1994, were to receive a total of $4,000 plus an award of attorneys' and experts' fees and expenses not to exceed $900. The $4,000 settlement fund has been deposited into an escrow account for eventual disbursement to all eligible CVR holders.

     By order dated June 10, 1994, the Court of Chancery scheduled a settlement hearing to be held on August 16, 1994 to determine, inter alia, whether the Stipulation is fair, reasonable and adequate. That settlement hearing was adjourned at the named plaintiff CVR holders' request because of issues arising from filing of a motion for leave to amend the Company's complaint in a separate lawsuit pending against the CVR trustee. The named plaintiff CVR holders subsequently asked the

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




     court to rescind the Stipulation, stating, in substance, that they had mistakenly entered into it in the erroneous belief that the Company would be unable to assert claims against the trustee which those CVR holders might have to indemnify. On December 28, 1994, the court rescinded the Stipulation, finding that such a mistake had been made; however, the named plaintiff CVR holders and the defendants continued settlement discussions, seeking to address the named plaintiff CVR holders' concerns over their obligation to indemnify the trustee. On March 3, 1995, these parties advised the court that they had reached an agreement in principle to settle the case on a class basis, subject to the final resolution of certain remaining issues.

     At March 31, 1995, there were several other proceedings, lawsuits and claims pending against the Company and its subsidiaries. The Company is of the opinion that the liabilities, if any, ultimately resulting from the CVR action and other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.


6.   SERIES 1 NOTES

     On April 3, 1995 a Notice of Redemption was sent to holders of the Series 1 Notes (the "Holders") in which the Company announced its intention to redeem the Series 1 Notes on May 3, 1995. Accordingly, on April 3, 1995 the Company deposited with the trustee an amount sufficient to redeem all of the Series 1 Notes including interest thereon accruing from April 1, 1995 to May 3, 1995. On May 2, 1995, the Company and the Holders agreed to extend the redemption date to no earlier than May 9, 1995. After that date, the redemption may be effected by either the Company or the Holders with a two-day notice to the trustee.


7.   REORGANIZATION

     Liggett reduced its field sales force on January 10, 1994 by 150 permanent positions and added approximately 300 part-time positions. This reorganization has significantly reduced operating costs and enabled Liggett to expand its retail base coverage.

     In March 1995, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees. Thus far, Liggett's 1995 cost reduction programs have reduced Liggett's headcount by approximately 63 positions. In connection therewith, Liggett recorded a $487 non-recurring charge to operating income. Liggett anticipates further cost reduction programs during 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



INTRODUCTION

The Company's Consolidated Financial Statements include the accounts of Liggett Group Inc. ("Liggett"), New Valley Holdings, Inc. and other less significant subsidiaries.

The Company believes it will have sufficient liquidity for 1995. This is based on, among other things, the redemption/sale of the SkyBox International Inc. ("SkyBox") preferred and common stock and certain funds available from New Valley Corporation ("New Valley") as described in the Company's indenture agreements and New Valley's First Amended Joint Chapter 11 Plan of Reorganization (the "Joint Plan"). Forecasts of cash flow for the principal operating companies indicate that they will be self-sufficient; however, due to Liggett's high degree of leverage, if Liggett were to experience significant losses due to further change in conditions in the tobacco industry or otherwise, it is possible that Liggett could be in violation of certain debt covenants. If its lenders were to exercise acceleration rights or refuse to advance under the revolving credit facility, Liggett would not be able to satisfy such demands.

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is Tobacco.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Price Increase. On May 5, 1995, R.J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.30/carton. Philip Morris and Brown & Williamson Tobacco Company, which together with RJR comprise 90% of the market, matched the price increase on the same day. Liggett followed on May 9, 1995.

Competitive Activity. In April 1995, BAT Industries acquired American Brands' American Tobacco Company subsidiary for $1 billion cash. Management is unable to state what effect this acquisition might have, if any, on the Company or the industry.

Recent Legislation. The Omnibus Budget Reconciliation Act of 1993 (the "Act") requires United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from a corporation organized by the United States government. Liggett uses both domestic and foreign tobacco in its cigarettes. A General Agreement on Tariffs and Trade ("GATT") tribunal ruled that the Act violates GATT. Legislation has been enacted which will repeal retroactively the Act as of the end of 1994 upon the declaration of tariffs on imported tobacco in excess of certain quotas to be set forth in a Presidential proclamation. The Act will be in effect until such time as a proclamation is issued. Liggett believes that such a proclamation will be issued during 1995. No amounts have been accrued.

The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence a lawsuit to seek recovery of certain Medicaid payments made as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute abrogates certain defenses traditionally available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, a liability based upon market share for such payments made as a result of such smoking-related diseases. The Florida legislation, if upheld by the courts, could potentially increase Liggett's litigation exposure. Although a suit has been commenced to challenge the constitutionality of the Florida legislation, no assurance can be given that it will be successful. On May 6, 1995, the Florida legislature voted favorably on a bill to repeal the legislation referred to herein. The Governor of Florida has announced that he will veto the repealing legislation and it is uncertain at this time whether or not and at what time the Florida legislature could or would take action to override such veto. Massachusetts has also recently enacted legislation authorizing lawsuits by the attorney general of Massachusetts to recover certain medical assistance payments.

In 1994, four class action lawsuits were brought against Liggett and other cigarette manufacturers, representing the first time class actions were brought against the cigarette industry. In the three of these cases which remain pending, plaintiffs' motions for class certification were granted in whole or in part, and the defendants have appealed or will appeal each of these rulings. In addition, the states of Mississippi, Minnesota and West Virginia brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for certain Medicaid costs allegedly incurred as a result of tobacco-related illnesses, and in 1995 Florida commenced a similar action. While Liggett is vigorously contesting this litigation, litigation is subject to a number of uncertainties, and accordingly there can be no assurance that Liggett will be able to prevent an unfavorable outcome.

Possible FDA Action. The Food and Drug Administration ("FDA") has announced that it is considering classifying tobacco as a drug, and an FDA advisory panel has stated that it believes nicotine is addictive. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, on its business and profitability, but such a classification could have an unfavorable impact on Liggett's operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

Consolidated total revenues were $95,290 for the three months ended March 31, 1995 versus $114,105 for the same period last year. This 16.5% decrease in revenues was primarily due to a 20.3% decrease in Liggett's unit sales, partially offset by the effects of the change in sales mix. The decrease in unit sales volume was comprised of a 21.0% decline in the price/value cigarette segment and a 8.7% decline in the full-price branded segment. The decrease in net sales volume was comprised of declines in full-price branded volume of 8.7% and price/value cigarette volume, which includes generic, control label and branded discount of 17.7%. The decrease in full-price branded unit sales volume was due primarily to trade programs offered by Liggett during the first quarter of 1994 with no comparable programs offered during 1995. The reduction in price/value unit sales volume was due to a decrease in the discount segment of the industry of 13% for the quarter ended March 31, 1995, according to The Maxwell Consumer Report (caused by certain competitors' continuing leveraging rebate programs tied to their full-price products, and trade programs offered by Liggett on branded discount products during the first quarter of 1994 with no comparable programs offered during 1995). There were no list price changes between the two periods.

Gross profit was $48,912 for the three months ended March 31, 1995, a decrease of $7,897 from $56,809 for the same period last year. Gross profit as a percent of revenues (excluding federal excise taxes) for the period increased to 71.0% compared to 69.0% last year, due primarily to Liggett's sales mix and lower per unit cost of sales. The reduction in cost of sales is a result of the effect of cost reduction steps begun in 1993. Liggett expects to continue its cost reduction steps through 1995.

Consolidated selling, general and administrative expenses were $49,308 for the three months ended March 31, 1995 compared to $50,529 for the same period last year. The decrease of $1,221 includes a $4,696 decrease for Liggett (which is the result of cost reduction programs and lower revenue discussed above) offset primarily by increased expenses relating to the Company's Russian ventures.

Consolidated interest expense was $14,715 for the three months ended March 31, 1995 compared to $13,339 for the same period last year. Approximately $800 of the increase relates to Liggett. This increase is due to a change in the interest rate on the Series C Notes which was reset from 16.5% to 19.75% on February 1, 1995 and included the Series C Notes for the full period. The remaining increase of approximately $500 related to additional borrowings by the Company under the Series 1 Notes and an increase in the interest rate on the Series 1 and Series 2 Notes from 13.75% to 14.25% on February 1, 1995.

The equity in earnings of affiliates of $1,683 for the three months ended March 31, 1995 relates to the Company's investment in New Valley Class A Preferred.


CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $5,263 for the three months ended March 31, 1995 compared to net cash used in operating activities of $4,785 for the comparable period of 1994. The net cash used in operations in 1995 was primarily attributable to $14,786 of income from discontinued operations which was non cash (except $4,000 for the redemption of SkyBox preferred shown in investing activities), an increase in other receivables of $9,309 (relating to the sale of SkyBox common stock for which payment was received in April 1995), an increase in inventories of $4,679, the equity in earnings of an affiliate of $1,683 which was non cash and a decrease in accrued expenses of $4,799 all partially offset by the net income, non cash charges for depreciation and amortization of $2,295, a reduction in trade receivables of $14,023 and an increase in accounts payable of $1,885.

The net cash used in operations in 1994 primarily consisted of the net loss of $2,524, a decrease in accounts payable and accrued expenses of $9,114 and an increase in inventories of $6,755 partially offset by a decrease in trade receivables of $5,239, non cash charges for depreciation and amortization of $2,290 and non cash discontinued operations of $5,314.

Net cash and cash equivalents increased $31,601 for the three months ended March 31, 1995 compared to $2,486 for the comparable period of 1994.

The increase in cash and cash equivalents for 1995 was primarily attributable to a dividend on New Valley's Class A Preferred of $30,916, redemption of SkyBox preferred of $4,000, net proceeds from debt of $4,332, partially offset by the cash used in operating activities discussed above of $5,263 and cash dividends on common stock of $1,368.

The net increase in cash and cash equivalents for 1994 of $2,486 consisted primarily of proceeds from Liggett debt of $18,840 and repayment of shareholder loans (including interest of $16,780) partially offset by the net cash used in operating activities discussed above of $4,785, a decrease in overdraft of $11,972, repayment of debt of $7,543, deferred financing charges of $5,043 and payments of Series G preferred stock dividends of $3,018.

On April 3, 1995 a Notice of Redemption was sent to holders of the Series 1 Notes (the "Holders") in which the Company announced its intention to redeem the Series 1 Notes on May 3, 1995. Accordingly, on April 3, 1995 the Company deposited with the trustee an amount sufficient to redeem all of the Series 1 Notes including interest thereon accruing from April 1, 1995 to May 3, 1995. On May 2, 1995, the Company and the Holders agreed to extend the redemption date to no earlier than May 9, 1995. After that date, the redemption may be effected by either the Company or the Holders with a two-day notice to the Trustee.

On March 8, 1994, Liggett entered into a new revolving credit facility for $40,000 with a syndicate of commercial banks (the "new facility"). The new facility is collateralized by all inventories and receivables of Liggett. Borrowings under the new facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's prime rate which was 8.5% at December 31, 1994. The new facility requires Liggett's compliance with certain financial and other covenants. The new facility also limits the amount of dividends and distributions by Liggett. The new facility expires on March 8, 1997. The refinancing of the revolver resulted in an extraordinary charge of $1,118 for loss on early extinguishment of debt. Liggett believes that the new facility will adequately address its liquidity requirements during 1995.

In January 1994 and January 1995, the Company issued a total of $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes") due February 1, 1999. Liggett received $15,000 from the issuance in cash and received $7,500 in Series B Notes which were credited against the mandatory redemption requirements of Series B Notes required under the indenture for February 1, 1994. Liggett used the cash proceeds to satisfy working capital needs, which included payment of interest related to Series B Notes of $8,172. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. Liggett had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of notes to be issued under the Series C Indenture. In connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Note holdings. The total principal amount of such Series C Notes issued was $2,842. On November 20, 1994, Liggett issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes were credited against the mandatory redemption requirements for February 1, 1995.

The Company and its subsidiaries expect to finance their long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, negotiation of secured bank credit lines, additional public or private debt financing and distributions from New Valley. In January 1995, a special $50 per share dividend was granted to holders of New Valley $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares. The Company's subsidiary, New Valley Holdings, Inc. realized $30,916 in the transaction. New Valley plans to use the cash from the sale of its money transfer business to First Financial Management Corporation to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. Indenture agreements for certain of the Company's debt establish limits on the use of amounts distributed to the Company with respect to its investments in New Valley Corporation.

The Investment Company Act of 1940, as amended (the "Investment Company Act"), and the rules and regulations thereunder, require the registration of, and impose various substantive restrictions on, companies that (I) engage primarily in the business of investing, reinvesting, or trading in securities or (ii) engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a value exceeding 40% of a company's "total assets" (excluding United States government securities and cash items). For purposes of the Investment Company Act, "investment securities" include stocks, bonds and other securities, but exclude United States government securities and securities issued by majority-owned subsidiaries that are not investment companies. New Valley is relying on the temporary exemption from registration provided by Rule 3a-2 under the Investment Company Act. Pursuant to that Rule, the Executive Committee of the Board of Directors of New Valley has adopted a resolution that New Valley shall use reasonable efforts to become engaged, as soon as reasonably possible, and, in any event, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and that, if said reasonable efforts do not result in New Valley's becoming engaged in such business or businesses on or prior to the end of such one-year period, New Valley will seek to obtain an extension of such date or an exemption from the Securities and Exchange Commission (the "SEC") or no-action position from the SEC staff with respect to registration under the Investment Company Act.

New Valley plans to become engaged in such business or businesses (by acquisitions or otherwise) within a time frame and in a manner such that it will not be required to register under the Investment Company Act.

On January 25, 1995, the Company announced that it would resume payment of regular quarterly cash dividends on its common stock. A quarterly cash dividend of $0.075 per share was distributed on February 13, 1995 to Company stockholders of record as of February 6, 1995.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to information entitled "Contingencies" in Note 4 to the Company's Consolidated Financial Statements included elsewhere in this report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             4(a) Fifth Supplemental Indenture, dated as of January 18, 1995, to the Indenture, dated as of April 1, 1988, among Brooke Partners, L.P., Brooke Capital Corp., L Holdings Inc. and Shawmut Bank, N.A.*

             4(b) Fifth Supplemental Indenture, dated as of January 18, 1995, to the Indenture, dated as of April 1, 1988, among Brooke Partners, L.P., Brooke Capital Corp., L Holdings Inc. and First Trust National Association.*

             4(c) Letter agreements between BGLS Inc. and United States Trust Company of New York, Tortoise Corp., The Bank of New York and Daffodil & Co., each dated May 2, 1995.

             10(a) Stock Option Agreement, dated January 25, 1995, by and between Brooke Group Ltd. and Howard M. Lorber.*

             27        Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             The Company filed the following current reports on Form 8-K during the first quarter of 1995:


                          DATE                      ITEM(S)                FINANCIAL STATEMENTS
                          ----                      -------                --------------------
                 1.   January 13, 1995               2, 5        Inapplicable

                 2.   January 25, 1995                 5         Unaudited ProForma  financial statements
                                                                 for the nine months ended September  30,
                                                                 1994  and  for the  year  ended December
                                                                 31, 1993.

    *Incorporated by reference to the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BROOKE GROUP LTD.
                                  (Registrant)





Date:      May 15, 1995              By:  /S/ Gerald E. Sauter
       ------------------------         ------------------------------------
                                          Gerald E. Sauter
                                          Vice President and Chief Financial
                                            Officer