Form 10-Q/A
period 1995-03-31
BROOKE GROUP LTD
filed 1995-05-18
CIK 59440

================================================================================



                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       -------------------------------

                              FORM 10-Q/A NO. 1
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended MARCH 31, 1995

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from                to
                                             ---------------   ---------------

                        Commission file number 1-5759

                       -------------------------------

                               BROOKE GROUP LTD.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                    51-0255124
- ----------------------------------------     -----------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

100 S.E. 2ND STREET, MIAMI, FLORIDA                         33131
- ----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (305) 579-8000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                       -------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X        NO
                                 ---          ---

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
                                                                         ========             ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                    Three Months Ended
                                                                                March 31,        March 31,
                                                                                  1995             1994
                                                                             -------------    -------------
 Revenues*                                                                    $    95,290      $   114,105
 Cost of goods sold*                                                               46,378           57,296
                                                                               ----------       ----------
         Gross profit                                                              48,912           56,809

 Selling, general and administrative expenses                                      49,308           50,529
                                                                               ----------       ----------
         Operating income (loss)                                                     (396)           6,280

 Other income (expenses):
    Interest income                                                                   389               49
    Interest expense                                                              (14,715)         (13,339)
    Equity in earnings of affiliate                                                 1,683
    Other, net                                                                        115              237
                                                                               ----------       ----------
 (Loss) from continuing operations before
    income taxes                                                                  (12,924)          (6,773)
 Provision (benefit) for income taxes                                                 (14)             (53)
                                                                               ----------       ----------
 (Loss) from continuing operations                                                (12,910)          (6,720)

 Discontinued operations:
   Income from discontinued operations, net of income taxes
      of $63 and $3,068 in 1995 and 1994, respectively                              1,648            5,314
   Gain on diposal                                                                 13,138
                                                                               ----------       ----------
 Income from discontinued operations                                               14,786            5,314
                                                                               ----------       ----------
 Income (loss) before extraordinary item                                            1,876           (1,406)


 Extraordinary (loss) from the early extinguishment of debt                                         (1,118)
                                                                               ----------       ----------
         Net income (loss)                                                          1,876           (2,524)
 Proportionate share of excess of carrying value of redeemable
    preferred shares over cost of shares purchased                                  3,069
                                                                               ----------       ----------
         Net income (loss) applicable to common shares                        $     4,945      $    (2,524)
                                                                               ==========       ==========

 Per common share:

    (Loss) from continuing operations                                         $     (0.53)     $     (0.38)
                                                                               ==========       ==========
    Income from discontinued operations                                       $      0.80      $      0.30
                                                                               ==========       ==========
    Extraordinary item                                                        $        --      $     (0.06)
                                                                               ==========       ==========
        Net income (loss)                                                     $      0.27      $     (0.14)
                                                                               ==========       ==========
 Weighted average common shares and common stock
    equivalents outstanding                                                    18,501,830       17,426,809
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



                                         BROOKE GROUP LTD.
                                         (Registrant)





Date:         May 17, 1995               By:  /s/ Gerald E. Sauter
       ----------------------------           ----------------------------------
                                              Gerald E. Sauter
                                              Vice President and Chief Financial
                                               Officer