Form 10-Q
period 1995-06-30
BROOKE GROUP LTD
filed 1995-08-14
CIK 59440

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

                  For the quarterly period ended JUNE 30, 1995

                                       OR

        [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ________ to________

                         Commission file number 1-5759
                        ________________________________

                               BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                                    51-0255124
____________________________________________                    __________________________________________
       (State or other jurisdiction of                                      (I.R.S. Employer
        incorporation or organization)                                     Identification No.)

     100 S.E. 2ND STREET, MIAMI, FLORIDA                                          33131
____________________________________________                    __________________________________________
   (Address of principal executive offices)                                    (Zip Code)

                                 (305) 579-8000
                 ______________________________________________
                 (Registrant's telephone number, including area
                                     code)

                        _______________________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X        NO
                                 ____         ____


    As of August 9, 1995 there were outstanding 18,247,096 shares of common stock, par value $0.10 per share.


================================================================================

                               BROOKE GROUP LTD.

                                   FORM 10-Q


                       T A B L E   O F   C O N T E N T S


 PART I.  FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994.......................       3

   Consolidated Statements of Operations for the three and six months ended June 30, 1995
       and 1994................................................................................       5

   Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30,
      1995.....................................................................................       6

   Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994.......       7

   Notes to Consolidated Financial Statements..................................................       8

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations............................................      16

 PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings.....................................................................      23

 Item 3. Defaults Upon Senior Securities.......................................................      23

 Item 4. Submission of Matters to a Vote of Security-Holders...................................      23

 Item 6. Exhibits and Reports on Form 8-K......................................................      24


 SIGNATURE.....................................................................................      25

                        PART 1 - FINANCIAL INFORMATION

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           June 30,     December 31,
                                                                             1995          1994
                                                                           ------------------------
 ASSETS:

 Current Assets:
    Cash and cash equivalents                                             $  8,584        $  4,276
    Accounts receivable - trade                                             17,527          31,325
    Other receivables                                                          868           1,558
    Inventories                                                             47,157          47,098
    Other current assets                                                     3,358           3,247
                                                                          --------        --------
      Total current assets                                                  77,494          87,504

 Property, plant and equipment, at cost, less accumulated depreciation
    of $25,837 and $24,460                                                  26,529          25,806
 Intangible assets, at cost, less accumulated amortization of $14,798
    and $13,936                                                              5,879           6,728
 Investment in affiliate                                                    92,148          97,520
 Other Assets                                                                9,808          11,867
                                                                          --------        --------
      Total assets                                                        $211,858        $229,425
                                                                          ========        ========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                            June 30,       December 31,
                                                                              1995            1994
                                                                            ---------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

 Current liabilities:
   Notes payable and current portion of long-term debt                      $   13,764      $   31,351
   Accounts payable                                                             12,238          12,415
   Accrued promotional expenses                                                 24,343          29,853
   Unearned revenue                                                                701           2,056
   Net current liabilities of business held for disposition                                      4,974
   Other accrued liabilities                                                    56,821          63,702
                                                                              --------        --------
     Total current liabilities                                                 107,867         144,351

 Notes payable, long-term debt and other obligations, less current
   portion                                                                     398,557         405,798
 Noncurrent employee benefits                                                   32,109          31,119
 Net long-term liabilities of business held for disposition                                     23,009
 Other                                                                           9,364

 Commitments and contingencies

 Stockholders' equity (deficit):

   Preferred stock, par value $1.00 per share, authorized 10,000,000 shares;
   Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 24,998,043 shares, outstanding 18,247,096 and
     18,260,844 shares, respectively                                             1,825           1,826
   Additional paid-in capital                                                   78,692          66,245
   Deficit                                                                    (403,924)       (420,746)
   Other                                                                        20,951          11,365
   Less:  6,750,947 and 6,737,199 shares of common stock in
     treasury, at cost                                                         (33,583)        (33,542)
                                                                              --------        --------
       Total stockholders' equity (deficit)                                   (336,039)       (374,852)
                                                                               -------        --------

       Total liabilities and stockholders' equity (deficit)                   $211,858        $229,425
                                                                              ========        ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 Three Months Ended              Six Months Ended
                                                           -----------------------------------------------------------
                                                             June 30,         June 30,        June 30,      June 30,
                                                               1995             1994            1995           1994
                                                           -----------------------------------------------------------
 Revenues*                                                 $   122,328      $   119,077        $217,618       $233,182
 Cost of goods sold*                                            57,762           57,948         104,140        115,244
                                                           -----------      ----------      -----------    -----------
         Gross profit                                           64,566           61,129         113,478        117,938

 Selling, general and administrative expenses                   65,196           54,127         114,504        104,656
                                                           -----------      ----------      -----------    -----------
         Operating (loss) income                                  (630)           7,002          (1,026)        13,282

 Other income (expenses):
   Interest income                                                 461              21              850            70
   Interest expense                                            (14,702)        (14,007)         (29,417)      (27,346)
   Equity in earnings of affiliate                                 354                            2,037
   Other, net                                                      962             320            1,077           557
                                                           -----------      ----------      -----------    -----------

 (Loss) from continuing operations before income
    taxes                                                      (13,555)         (6,664)         (26,479)      (13,437)
 Provision (benefit) for income taxes                               84            (287)              70          (340)
                                                           -----------      ----------      -----------    -----------
 (Loss) from continuing operations                             (13,639)         (6,377)         (26,549)       (13,097)

 Discontinued operations:
   Income from discontinued operations, net of
    income taxes of $126 and $556 for the three and
    six months ended June 30, 1995, respectively,
      and $274 and $3,342 for the three and six
      months ended June 30, 1994, respectively                   1,114           1,579            2,762          2,598

   Gain on disposal                                                              3,381           13,138          7,676
                                                           -----------      ----------      -----------    -----------
 Income from discontinued operations                             1,114           4,960           15,900         10,274
                                                           -----------      ----------      -----------    -----------
 (Loss) before extraordinary item                              (12,525)         (1,417)         (10,649)        (2,823)
 Extraordinary (loss) from the early
     extinguishment of debt                                                                                     (1,118)
                                                           -----------      ----------      -----------    -----------
       Net (loss)                                              (12,525)         (1,417)         (10,649)        (3,941)

 Proportionate share of New Valley capital
   transaction, retirement of Class A
   Preferred Shares                                             10,954                           14,023
                                                           -----------      ----------      -----------    -----------
     Net (loss) income applicable to common shares         $    (1,571)     $   (1,417)     $     3,374    $    (3,941)
                                                           ===========      ===========     ===========    ===========
 Per common share:

   (Loss) from continuing operations                       $     (0.15)     $     (0.37)    $     (0.68)   $     (0.75)
                                                           ===========      ===========     ===========    ===========
   Income from discontinued operations                     $      0.06      $      0.29     $      0.87    $      0.59
                                                           ===========      ===========     ===========    ===========
   Extraordinary item                                      $    --          $     --        $     --       $     (0.06)
                                                           ===========      ===========     ===========    ===========
     Net (loss) income applicable to common shares         $     (0.09)        $  (0.08)    $      0.18    $     (0.22)
                                                           ===========      ===========     ===========    ===========
Weighted average common shares and common
     stock equivalents outstanding                          18,247,094       17,402,955      18,249,489    17,413,082
                                                           ===========      ===========     ===========    ===========


_____________________________
* Revenues and Cost of goods sold include federal excise taxes of $33,203 and $33,703 for the three months ended June 30, 1995 and 1994, respectively, and $59,595 and $65,518 for the six months ended June 30, 1995 and 1994, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (DEFICIT) (DOLLARS IN THOUSANDS, EXCEPT
                              PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         Common Stock           Additional
                                                                    -----------------------      Paid-In
                                                                      Shares       Amount        Capital           Deficit
                                                                    ----------------------------------------------------------
 Balance, December 31, 1994                                         18,260,844      $1,826        $66,245         $(420,746)

 Net income (loss)                                                                                                  (10,649)

 Distributions on common stock of BGL ($0.075 per share,
         per quarter)                                                                              (2,737)

 Stock grant to directors                                               20,000           2             (2)

 Stock grant to consultant                                                                            939

 MAI spin-off                                                                                                        27,286

 Net unrealized holding gain on investment in New Valley

 Effect of New Valley capital transactions                                                         14,245

 Other, net                                                                                            (1)              185

 Treasury stock, at cost                                               (33,748)         (3)             3
                                                                    ----------      ------        -------           -------
 Balance, June 30, 1995                                             18,247,096      $1,825        $78,692         $(403,924)
                                                                    ==========      ======        =======           =======




                                                                      Treasury
                                                                       Stock        Other       Total
                                                                      ----------------------------------

 Balance, December 31, 1994                                           $(33,542)    $11,365     $(374,852)

 Net income (loss)                                                                               (10,649)

 Distributions on common stock of BGL ($0.075 per share,
         per quarter)                                                                             (2,737)

 Stock grant to directors                                                   94                        94

 Stock grant to consultant                                                            (656)          283

 Mai spin-off                                                                                     27,286

 Net unrealized holding gain on investment in New Valley                             7,870         7,870

 Effect of New Valley capital transactions                                           2,372        16,617

 Other, net                                                                                          184

 Treasury stock, at cost                                                  (135)                     (135)
                                                                        ------      ------       -------
 Balance, June 30, 1995                                               $(33,583)    $20,951     $(336,039)
                                                                        ======      ======       =======





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                 Six Months Ended
                                                                             June 30,        June 30,
                                                                            --------------------------
                                                                              1995            1994
                                                                            --------------------------
 Net cash (used in) operating activities                                    $(15,093)       $(24,713)
                                                                            --------        --------
 Cash flows from investing activities:
   Dividends from New Valley                                                  38,645
   Investment in New Valley                                                   (1,965)
   Redemption of Skybox preferred stock                                        4,000           7,402
   Sale of Skybox common stock                                                 9,282
   Skybox dividend payment                                                                     1,385
   Capital expenditures                                                       (2,752)           (191)
   Proceeds from sale of assets/equipment                                        417              82
   Impact of discontinued operations                                                            (866)
                                                                            --------        --------

 Net cash provided by investing activities                                    47,627           7,812
                                                                            --------        --------

 Cash flows from financing activities:
   Proceeds from debt                                                          3,028          16,348
   Payment of financing costs                                                                 (2,392)
   Repayment under revolver                                                   (2,318)
   Repayments of debt                                                        (24,434)         (3,387)
   Decrease in overdraft                                                      (1,582)        (14,303)
   Dividends paid on Series G preferred stock                                                 (4,055)
   CVR settlement, net                                                                        (2,125)
   Distributions on common stock                                              (2,737)
   Treasury stock purchases                                                     (135)            (82)
   Stockholder loan and interest repayments                                                   17,774
   Impact of discontinued operations                                                            (160)
   Other, net                                                                    (48)
                                                                            --------        --------
 Net cash (used in) privided by financing activities                         (28,226)         (7,618)
                                                                            --------        --------

 Net increase (decrease) in cash and cash equivalents                          4,308          (9,283)
 Cash and cash equivalents, beginning of period                                4,276          15,773
                                                                            --------        --------
 Cash and cash equivalents, end of period                                   $  8,584        $  6,490
                                                                            ========        ========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars In Thousands, Except Per Share Amounts)
                                  (Unaudited)



1.   GENERAL

     The consolidated financial statements included herein prepared by Brooke Group Ltd. (the "Company") are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the years ended December 31, 1994, 1993 and 1992, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on April 17, 1995. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.


2.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Liggett Group Inc. ("Liggett"), New Valley Holdings, Inc. ("NV Holdings") and other less significant subsidiaries.

     As a result of the spin off of the Company's equity interest in MAI Systems Corporation ("MAI") in February 1995 and the sale/redemption of the Company's common and preferred stock of SkyBox International, Inc. ("SkyBox"), both entities are reported as discontinued operations for the periods prior to their disposal by the Company. Results of discontinued operations for the three and six months ended June 30, 1995 also reflect the Company's proportionate interest in the discontinued operations of New Valley Corporation ("New Valley"). See Note 3. Revenues for MAI were $6,652 for the period January 1, 1995 to February 6, 1995 and $17,188 for the three months ended March 31, 1994.


3.   INVESTMENT IN NEW VALLEY CORPORATION

     The Company's investment in New Valley at June 30, 1995 is summarized as follows:

                                                                         Number of Shares           Carrying Value
                                                                         ----------------           --------------
                               Common shares                                 79,794,229               $ (38,609)
                               Class A  Preferred shares                        618,326                 128,903
                               Class B Preferred shares                         250,885                   1,854
                                                                                                      ---------

                                                                                                      $  92,148
                                                                                                       ========



     The $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares") are accounted for as debt securities pursuant to the requirements of SFAS No. 115, "Accounting for

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

     Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Because the preferred shares are thinly traded, their fair value has been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. The net unrealized holding gain on these securities, in the amount of $19,034 is accounted for as a separate component of stockholders' equity. At
     June 30, 1995 the Company's shares of New Valley common stock, which are accounted for under the equity method pursuant to APB 18, had a quoted market value of $21,500.

     Summarized income statement information for New Valley for the three and six month periods ended June 30, 1995 are as follows:

                                                                                    3 Months Ended        6 Months Ended
                                                                                     June 30, 1995        June 30, 1995
                                                                                     -------------        -------------
                               Revenues                                                $ 10,032               $ 17,701
                                                                                        =======                =======
                               Cost and expenses                                       $  7,455               $  9,797
                                                                                        =======                =======
                               Income from continuing operations                       $  2,284               $  8,915
                                                                                        =======                =======
                               Net income                                              $  4,966               $ 12,995
                                                                                        =======                =======

     In February 1995, New Valley repurchased 54,445 Class A Preferred Shares pursuant to a tender offer made as part of the New Valley First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). During the second quarter 1995, New Valley repurchased an additional 200,000 Class A Preferred Shares on the open market as authorized by its Board of Directors (the "Board") on April 6, 1995. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $14,023, along with other New Valley capital transactions of $222 for the six months ended June 30, 1995.

     Subsequent Event: On June 21, 1995, New Valley's Board authorized the repurchase of an additional 300,000 Class A Preferred Shares. On July 26, 1995, the Company repurchased 33,000 such shares on the open market.

4.   INVENTORIES

     Inventories consist of:

                                                                               June 30,       December 31,
                                                                                 1995            1994
                                                                               -------------------------
                        Finished goods                                         $18,300          $18,374
                        Work in process                                          2,860            2,952
                        Raw materials                                           20,142           20,609
                        Replacement parts and supplies                           3,684            3,754
                                                                               -------          -------
                                                                                44,986           45,689
                        LIFO adjustments                                         2,171            1,409
                                                                               -------          -------
                                                                               $47,157          $47,098
                                                                                ======           ======

     At June 30, 1995, the Company had leaf tobacco purchase commitments of approximately $26,500.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


5.   CONTINGENCIES

     Since 1954, the Company and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposures to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are generally described hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Liggett or the Company in its former name or in its present name), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants; no plaintiff has ultimately prevailed on the merits of any such action; and no payment in settlement of any such claim has been made by Liggett or, to Liggett's knowledge, any other cigarette manufacturer.

     In the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court, on June 24, 1992, issued an opinion regarding federal preemption of state law damage actions. The Supreme Court in Cipollone concluded that The Federal Cigarette Labeling and Advertising Act (the "1965 Act") did not preempt any state common law damage claims. Relying on The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), however, the Supreme Court concluded that the 1969 Act preempted certain, but not all, common law damage claims. Accordingly, the decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. It does permit, however, claims for fraudulent misrepresentation (other than a claim of fraudulently neutralizing the warning), concealment (other than in advertising and promotion of cigarettes), conspiracy and breach of express warranty after 1969. The Court expressed no opinion on whether any of these claims are viable under state law, but assumed arguendo that they are viable.

     In addition, bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

     On May 11, 1993, in the case entitled Wilks v. The American Tobacco Company, No. 91-12,355, Circuit Court of Washington County, State of Mississippi (a case in which Liggett was not a defendant), the trial court granted plaintiffs' motion to impose absolute liability on defendants for the manufacture and sale of cigarettes and struck defendants' affirmative defenses of assumption of risk and comparative fault/contributory negligence. The trial court ruled that the only issue to be tried in the case were causation and damages. No other court has ever imposed absolute liability on a manufacturer of cigarettes. After trial, the jury returned a verdict for defendants, finding no liability. The Company is a defendant in other cases in Mississippi and it cannot be stated that other courts will not apply the Wilks ruling as to absolute liability.

     On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful,

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

     unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council for Tobacco Research and its predecessor. The Complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits, and the imposition of a constructive trust. The case is presently in the discovery phase.

     On October 31, 1991 an action entitled Broin et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that have been damaged by an involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling.

     On March 25, 1994, an action entitled Castano, et al v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products, and survivors who claim their decedents were also addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members and, inter alia, fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages, equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the Court issued an Order that granted in part Plaintiffs' motion for class certification for certain claims together with punitive damages to the end of establishing a multiplier to compute punitive damage awards. Defendants made application for discretionary appeal to the Court of Appeals for the Fifth Circuit, which appeal has been recently granted.

     On May 5, 1994, an action entitled Engle, et al v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof.
     Plaintiff seeks compensatory and punitive damages, equitable relief including but not limited to establishing a medical fund for future health care costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling.

     On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi vs. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed recently by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield) and by the State of West Virginia. In West Virginia, the trial Court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

     The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of Medicaid payments made on behalf of Medicaid recipients as a result of diseases allegedly caused by liable third parties. Though not limited to the tobacco industry, the statutory scheme imposes ultimate liability, if the issue of liability is adjudged against the defendant cigarette manufacturers, based upon market share and would include diseases allegedly caused by the smoking of cigarettes. The statute purportedly abrogates certain defenses normally available to defendants.
     A suit was commenced to challenge the constitutionality of the legislation, and although the trial Court upheld portions of this legislation, it adjudged the Agency For Health Care Administration to have been unconstitutionally organized. All parties have taken an appeal from the trial Court's ruling. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. It is uncertain at this time whether or not and at what time the Florida legislature can or will take action to override the Governor's veto. On February 22, 1995, suit was commenced by the State of Florida acting through the Agency For Health Care Administration, together with others, against the five domestic cigarette manufacturers and their respective parent companies, as well as others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sales of cigarettes in Florida.

     The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota and West Virginia. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover costs incurred by the state to provide health care to persons injured by the company or individual also has been introduced in at least nine other states. These bills contain some or all of the following provisions: eliminating all affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

     Currently in addition to Cordova, approximately 33 product liability lawsuits in various jurisdictions are pending and active in which Liggett is a defendant. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages.

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

     Liggett has been responding to a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice, which requests certain information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts regarding, in particular, "fire- safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with, and relationship to, its competitors. Liggett is unable to predict the outcome of this investigation.

     In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

     cigarettes. On March 25, 1994, Commissioner David A. Kessler of the Food and Drug Administration (the "FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, including Liggett, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. Recent media reports are to the effect that the Department of Justice is considering initiating criminal investigations which target the testimony given during April of 1994 by each of the chief executives and the possibility that one or more of the manufacturers in the industry have concealed evidence about the use and addictiveness of nicotine. The Food and Drug Administration ("FDA") has announced that it is considering classifying tobacco as a drug, and an FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA, acting by and through Commissioner Kessler, filed in the Federal Register a Notice of Proposed Rule-Making, the essence of which is to assert jurisdiction by the FDA over the manufacture and marketing of tobacco products. Liggett and the other major manufacturers in the industry responded immediately thereafter by the filing of a civil action in the United States District Court for the Middle District of North Carolina wherein the industry challenges the legal authority of the FDA to so assert such jurisdiction. Management is unable to predict the effects of such a classification or such regulations, if adopted, but such a classification or such regulations, if adopted, could have an unfavorable impact on Liggett's operations.

     The Omnibus Budget Reconciliation Act of 1993 (the "Act") requires United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from the stabilization cooperatives, being companies organized by the United States government. Liggett uses both domestic and foreign tobacco in its cigarettes. As part of an inventory management program, Liggett has entered into tobacco purchase agreements under which Liggett's commitments amounted to approximately $27 million at June 30, 1995, of which approximately 90% is foreign tobacco. The foreign tobacco used in manufacturing Liggett's cigarettes costs approximately 10-15% less than its comparable domestic tobacco. In response to this situation, Liggett implemented certain changes in its product composition and modified its existing agreements with tobacco vendors to minimize the effect of the Act on Liggett's financial position. However, no assurance can be given that Liggett's efforts have been successful.

     A General Agreement on Tariffs and Trade ("GATT") tribunal ruled that the Act violates GATT. Legislation has been enacted which will repeal retroactively the Act as of the end of 1994 upon the declaration of tariffs on imported tobacco in excess of certain quotas to be set forth in a Presidential proclamation. The Act will be in effect until such time as a proclamation is issued. Liggett believes that such a proclamation will be issued during 1995. On February 14, 1995, Liggett filed with the Department of Agriculture its certification as to usage of domestic and imported tobaccos during 1994, and an audit has been scheduled to commence on August 15, 1995 to verify this certification. Liggett is exploring avenues which might be available to it to realize relief from any "marketing assessment" (penalty) or purchase requirement sanctions that may be imposed under the Act. While Liggett is of the opinion that there would be a realistic potential to achieve such relief if sanctions were imposed, no assurance can be given that Liggett would be successful in doing so, either in whole or in part. No amount has been accrued.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

     Further, the tariff structure, when established, may have the effect of limiting Liggett's access to imported tobacco, possibly driving Liggett's costs of goods higher. Due to existing inventories of foreign tobacco, management believes the tariff structure would have no short-term effect on Liggett, but is unable to state at this time what long-term effects, if any, the tariff structure would have on Liggett.

     With regard to each of the above cases pending against Liggett, Liggett believes, and has been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to the claim or claims asserted against Liggett. All cases are, and will continue to be, vigorously defended. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

     Liggett is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that Liggett's financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any of such pending litigation.

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect Liggett's financial position and results of operations.

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

     By order dated June 10, 1994, the Court of Chancery scheduled a settlement hearing to be held on August 16, 1994 to determine, inter alia, whether the Stipulation is fair, reasonable and adequate. That settlement hearing was adjourned at the named plaintiff CVR holders' request because of issues arising from filing of a motion for leave to amend the Company's complaint in a separate lawsuit pending against the CVR trustee. The named plaintiff CVR holders subsequently asked the court to rescind the Stipulation, stating, in substance, that they had mistakenly entered into it in the erroneous belief that the Company would be unable to assert claims against the trustee which those CVR holders might have to indemnify. On December 28, 1994, the court rescinded the Stipulation, finding that such a mistake had been made; however, the named plaintiff CVR holders and the defendants continued settlement discussions, seeking to address the named plaintiff CVR holders'

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

     concerns over their obligation to indemnify the trustee. On March 3, 1995, these parties advised the court that they had reached an agreement in principle to settle the case on a class basis, subject to the final resolution of certain remaining issues.

     At June 30, 1995, there were several other proceedings, lawsuits and claims pending against the Company and its subsidiaries. The Company is of the opinion that the liabilities, if any, ultimately resulting from the CVR action and other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.


6.   LONG-TERM DEBT

     On June 12, 1995 the Company redeemed all of the Series 1 Senior Secured Notes due 1995 in the amount of $23,594 plus accrued interest of $670. In addition, the Company is currently in the process of filing a registration statement with the Securities and Exchange Commission ("SEC") for certain of its Series 2 Senior Secured Notes due 1997. If the registration statement has not been declared effective by the SEC on or before October 2, 1995, the Series 2 Senior Secured Notes due 1997 will be subject to repayment at the option of each holder thereof within 75 days of such date.


7.   RESTRUCTURING

     Liggett reduced its field sales force on January 10, 1994 by 150 permanent positions and added approximately 300 part-time positions. This restructuring has significantly reduced operating costs and enabled Liggett to expand its retail base coverage.

     During the six months ended June 30, 1995, Liggett completed a severance and benefit program to reduce personnel costs on an ongoing basis. The effect of this program resulted in a charge to operations of the Company amounting to $2,562 in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollars in Thousands, Except Per Share Amounts)


Introduction

The Company's Consolidated Financial Statements include the accounts of Liggett, NV Holdings, and other less significant subsidiaries.

The Company believes it will have sufficient liquidity for 1995. This is based on, among other things, the redemption/sale of the SkyBox preferred and common stock and certain funds available from New Valley as described in the Company's indenture agreements and New Valley's Joint Plan. Forecasts of cash flow for the principal operating companies indicate that they will be self-sufficient; however, due to Liggett's leverage, if Liggett were to experience significant losses due to further adverse change in conditions in the tobacco industry or otherwise, it is possible that Liggett could be in violation of certain debt covenants. If its lenders were to exercise acceleration rights or refuse to advance under the revolving credit facility, Liggett may not be able to satisfy such demands.

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is Tobacco.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Price Increase. On May 5, 1995, R.J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.30/carton. Philip Morris and Brown & Williamson Tobacco Company ("B&W"), which together with RJR comprise 90% of the market, matched the price increase on the same day. Liggett followed on May 9, 1995. However, distributors were able to buy product at the old prices for most of the second quarter.

Competitive Activity. In April 1994, BAT Industries, the parent of B&W, acquired American Brands' American Tobacco Company subsidiary for $1 billion cash. Management is unable to state what effect this acquisition might have, if any, on the Company or the industry.

Recent Legislation. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") requires United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from the stabilization cooperatives, being companies organized by the United States government. Liggett uses both domestic and foreign tobacco in its cigarettes. A General Agreement on Tariffs and Trade ("GATT") tribunal ruled that OBRA violates GATT. Legislation has been enacted which will repeal retroactively OBRA as of the end of 1994 upon the declaration of tariffs on imported tobacco in excess of certain quotas to be set forth in a Presidential proclamation. OBRA will be in effect until such time as a proclamation is issued. Liggett believes that such a proclamation will be issued during 1995. No amount has been accrued.

The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of Medicaid payments made on behalf of Medicaid recipients as a result of diseases allegedly caused by liable third parties. Though not limited to the tobacco industry, the statutory scheme imposes ultimate liability, if the issue of liability is adjudged against the manufacturers, based upon market share and would include diseases allegedly caused by the smoking of cigarettes. The statute purportedly abrogates certain defenses normally available to defendants. A suit was commenced to challenge the constitutionality of the legislation and although the trial court upheld portions of this legislation, it adjudged the Agency For Health Care Administration to have been unconstitutionally organized. All parties to this suit have taken appeal from the trial court's rulings. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. It is uncertain at this time whether or not and at what time the Florida legislature can or will take action to override the Governor's veto. On February 22, 1995, suit was commenced pursuant to the above-referenced enabling statute by the State of Florida, acting through the Agency For Health Care Administration against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sales of cigarettes in Florida. Massachusetts has also recently enacted legislation authorizing lawsuits by the Attorney General of Massachusetts to recover certain medical assistance payments.

Recent Litigation. In 1994, four class action lawsuits were brought against Liggett and other cigarette manufacturers, representing the first time class actions were brought against the cigarette industry. In the three of these cases which remain pending, plaintiffs' motions for class certification were granted in whole or in part, and the defendants have appealed or will appeal each of these rulings. In addition, the states of Mississippi, Minnesota and West Virginia brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for certain Medicaid costs allegedly incurred as a result of tobacco-related illnesses, and in 1995 Florida commenced a similar action. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight to the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. While Liggett is vigorously contesting this litigation, litigation is subject to a number of uncertainties, and accordingly there can be no assurance that this litigation will be decided favorably to Liggett and the industry in each instance.

Possible FDA Action. The Food and Drug Administration ("FDA") has announced that it is considering classifying tobacco as a drug, and an FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA announced that it intended to propose regulations under which the FDA would assert jurisdiction over the manufacture and marketing of tobacco products. Liggett and the other major manufacturers in the industry responded immediately thereafter by the filing of a civil action in United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to so assert such jurisdiction. Management is unable to predict the effects of such a classification or such regulations, if adopted, but such a classification or such regulations, if adopted, could have an unfavorable impact on Liggett's operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

Consolidated total revenues were $122,328 for the three months ended June 30, 1995 versus $119,077 for the same period last year. This 2.7% increase in revenues was primarily due to increases in the selling price of some of Liggett's control label products, partially offset by a 0.6% decline in Liggett's unit sales volume. The decline in unit sales volume was comprised primarily of declines in the military category due to base closings and increased competition, partially offset by increases in the price/value category, which includes generic, control label and branded discount products. Despite the decline in unit sales volume, Liggett was able to maintain market share for the quarter according to the preliminary Maxwell Consumer Report ("Maxwell") for the quarter ended June 30, 1995.

Consolidated gross profit was $64,566 for the three months ended June 30, 1995, an increase of $3,437 from $61,129 for the same period last year. Gross profit as a percent of revenues (excluding federal excise taxes) for the period increased to 72.4% compared to 71.6% last year, due primarily to the May 1995 price increase and lower per unit cost of sales. In addition, Liggett recorded a $134 charge to manufacturing operations as part of its continuing effort to reduce costs.

Consolidated selling, general and administrative expenses were $65,196 for the three months ended June 30, 1995 compared to $54,127 for the same period last year. The increase of $11,069 includes a $4,700 increase in marketing expenses at Liggett compared with the same period in the prior year as well as increased charges for litigation and severance costs and increased expenses relating to the Company's Russian ventures.

Consolidated interest expense was $14,702 for the three months ended June 30, 1995 compared to $14,007 for the same period last year. This increase of $695 relates both to additional borrowings by the Company under the Series 1 Notes and to additional borrowing under the Series C Notes by Liggett in November 1994 as well as an increase in the interest rate on the Series 2 Notes from 14.25% to 14.50% on May 1, 1995 and an increase in the interest rate on the Series C Notes which were reset from 16.50% to 19.75% on February 1, 1995.

The equity in earnings of affiliate of $354 and the income from discontinued operations of $1,114 for the three months ended June 30, 1995 relates to the Company's investment in New Valley.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30,1994

Consolidated revenues were $217,618 for the six months ended June 30, 1995 compared to $233,182 for the six months ended June 30, 1994, a decrease of $15,564 primarily due to a decline in sales at Liggett and other less significant subsidiaries. Net sales at Liggett were $214,569 for the six months ended June 30, 1995 versus $226,500 for the same period last year. This 5.3% decrease in revenue was primarily due to a 10.2% decline in unit sales volume, somewhat offset by the effects of the May 9, 1995 list price increase and the change in sales mix. The decline in unit sales volume was comprised primarily of declines in full-price branded, price/value (which includes generic, control label and branded discount products) and military. The decrease in full-price branded unit sales volume was due to trade programs offered by Liggett during the first quarter of 1994 with no comparable programs offered during 1995. The reduction in price/value unit sales volume was due to an overall decline in the discount segment of the industry for the first half of 1995, according to Maxwell, caused by certain competitors' continuing leveraging rebate programs tied to their full-price products, and due to trade programs offered by Liggett on branded discount products during the first quarter of 1994 with no comparable programs offered during 1995. The decline in sales to the military was due to base closings and increased competition.

Consolidated gross profit of $113,478 for the six months ended June 30, 1995 decreased $4,460 from gross profit of $117,938 for the same period in 1994.
The decrease in gross profit coincides with the decrease in sales revenue. Gross profit as a percent of revenues (excluding federal excise taxes) for the period increased to 71.8% compared to 70.3% last year, due primarily to the May 9, 1995 list price increase and lower per unit cost of sales. The reduction in cost of sales is a result of the effects of cost reduction programs begun in 1993. Liggett expects to continue its cost reduction programs through 1995, and in connection therewith, recorded a $621 charge to manufacturing operations in the first half of 1995.

Consolidated selling, general and administrative expenses were $114,504 for the six months ended June 30, 1995 compared to $104,656 for the same period last year, an increase of $9,848. The increase resulted from increased legal fees due to the increasing number of suits pending against Liggett, severance charges recorded in connection with the 1995 cost reduction programs at Liggett and increased expenses relating to the Company's Russian ventures.

Consolidated interest expense was $29,417 for the six months ended June 30, 1995 compared to $27,346 for the same period last year. The increase of $2,071 is primarily due to additional debt issued by Liggett and the Company and an increase in interest rates discussed above.

The gain on disposal of discontinued operations of $13,138 for the six months ended June 30, 1995 and $7,676 for the same period in the prior year primarily reflects the redemption/sale of SkyBox preferred and common stock.


CAPITAL RESOURCES AND LIQUIDITY

Net cash and cash equivalents increased $4,308 for the six months ended June 30, 1995 as compared with a decrease of $9,283 for the six months ended June 30, 1994.

Net cash used in operations for the six months ended June 30, 1995 was $15,093 compared to net cash used in operations of $24,713 for the comparable period of 1994. Cash used in operations for the six months ended June 30, 1995 includes interest payments of approximately $26,782 compared to $25,648 for the similar period in 1994. The net loss from operations for the six months ended June 30, 1995 was offset by improved receivables collections at Liggett due to the implementation of Electronic Funds Transfer ("EFT") programs with some of Liggett's largest customers and a prepayment of a lease by a third party for space in an office building in Russia.

Net cash provided by investing activities was $47,627 for the six-month period ended June 30, 1995 compared to cash provided in investing activities of $7,812 for the same period in 1994. Through the six-month period ending June 30, 1995, cash was provided through a special $50.00 per share dividend in January 1995 and a $12.50 per share dividend in June 1995 on New Valley's Class A Preferred Shares for a total of $38,645, redemption of SkyBox preferred stock for $4,000 and sale of the SkyBox common stock for $9,282.

Cash used in financing activities for the six months ended June 30, 1995 was $28,226 reflecting the redemption of the Series 1 Notes on June 12, 1995 in the amount of $23,594, repayments under Liggett's revolver of $2,318 and dividends paid on common stock of $2,737 partially offset by proceeds from debt of $3,028. Cash provided for the same period in the prior year was $7,618 consisting of proceeds from debt issuance at Liggett and stockholder loan and interest repayments offset by a decrease in overdraft, dividends paid on Series G preferred stock, payments of financing costs and repayments of debt.

Pursuant to the Exchange and Termination Agreement dated as of September 30, 1994, as amended (the "Exchange Agreement"), certain prior agreements (the "Prior Agreements") among the Company and certain holders (the "Selling Security Holders") were terminated. In related transactions with the Selling Security Holders, the Company issued (i) an aggregate of $18,958 of the Series 1 Notes in consideration of the transfer of certain notes of the Company issued in connection with the Prior Agreements, (ii) an aggregate of $2,936 of Series 1 Notes to certain of the Selling Security Holders in respect of interest payable on October 3, 1994 on the 14 1/2% Subordinated Debentures held by such Selling Security Holders, and (iii) an aggregate of $7,536 of Series 2 Notes in satisfaction of certain other obligations to the Selling Security Holders relating to the transactions contemplated by the Exchange Agreement and in respect of certain accrued interest. In addition, pursuant to the Exchange Agreement, certain expenses of certain of the Selling Security Holders relating to the Prior Agreements, the Exchange Agreement and the New Valley bankruptcy proceeding were reimbursed to them by the Company through the payment of $500 cash and the issuance of an aggregate $1,700 of Series 1 Notes. Expense to the Company resulting from these transactions was approximately $10,000. Pursuant to the Exchange Agreement, the Selling Security Holders have to date reimbursed BGLS in the amount of $242.

On June 12, 1995, the Company redeemed the Series 1 Notes in the amount of $23,594 plus accrued interest of $670. Accordingly, the Company's pledged equity interests in Liggett were released and the Series 2 Notes now have a senior and exclusive lien on the Pledged Collateral (as such term is defined in the Indenture).

The interest rate on the Series 2 Notes ("Notes") is 13.75% per annum, payable April 1 and October 1. Pursuant to the Indenture and the terms of the Notes, the interest rate has increased until such time as the Registration Statement is declared effective by the SEC. As a result, interest on the Notes during the interest period ending on October 1, 1995 (the first interest payment date following the effectiveness of the Registration Statement) will reflect a blended rate. If the Registration Statement has not been declared effective by the SEC on or before October 2, 1995, the Notes will be subject to repayment at the option of each holder thereof within 75 days of such date.

The Indenture places certain restrictions on the application of any payment from NV Holdings. So long as any Notes remain outstanding, the Company must apply the amount received on account of any payment paid out of current earnings of NV Holdings as follows: (a) the first $5,000 in the aggregate of such amounts may be retained by the Company for its own account free of any restriction not expressly set forth in the Indenture; (b) 50% of any payments in excess of the amount set forth in the foregoing clause (a) may be retained by the Company for its own account free of any restriction not expressly set forth in the Indenture, and the remaining 50% must be applied as follows: (i) first, to the payment of any accrued and unpaid interest then due on the Notes;
(ii) second, to the payment of any accrued and unpaid interest then due on any other outstanding indebtedness of the Company; and (iii) third, to the mandatory redemption of the Notes until no Notes are outstanding. So long as any Notes remain outstanding, the Company shall apply

100% of the amount received on account of any payment which is paid other than out of current earnings of NV Holdings solely in accordance with clauses (i),
(ii) and (iii) of the preceding sentence.

On January 18, 1995, certain amendments to the Subordinated Debt Indentures (the "Indenture Amendments") were effected. Generally, the Indenture Amendments require the Company to apply any amounts distributed to it (directly or through NV Holdings) from New Valley (i) by dividend or other distribution (other than equity securities of New Valley), (ii) through loans, advances or other payments or (iii) in connection with the repurchase or redemption of New Valley common stock or Class A Preferred Shares (collectively, "New Valley Distributions") in excess of $10,000, subject to the terms of the Indenture, first to the payment of interest on, and then to principal of, the Notes, the 16 1/8% Reset Notes and 14 1/2% Subordinated Debentures. The $10,000 threshold is increased on a dollar-for-dollar basis in the amount of payments made in respect of principal or interest on the Notes or the Subordinated Indebtedness from sources other than New Valley Distributions. At June 15, 1995, the $10,000 threshold had been increased to approximately $29,800.

Pursuant to the Indenture Amendments, the Company may direct BGLS to make distributions of up to $38,000 between September 2, 1994 and January 18, 1996 (the "Initial Period"). Any portion not distributed during the initial period may be carried over to the subsequent periods discussed below. As of June 30, 1995, $17,956 had been distributed of which $9,608 were non-cash transactions. Following the Initial Period, the Company may distribute the sum of $3,000 per month with any unpaid portion of the monthly amount carried over to succeeding months. Additional distributions will be made from time to time as directed by the Company based on the Company's current quarterly dividend distribution of $1,369 (or $.075 per share) and corporate expense requirements. Commencing on January 1, 1995, any additional distributions in excess of he above-described distributions are computed on the basis of 50% of the Company's Modified Consolidated Net Income (as defined in the Subordinated Indentures). No distributions have been made on this basis.

As contemplated by the Exchange Agreement, on October 3, 1994, the Company exchanged an aggregate of $49,900 of Notes for an equal principal amount of 16 1/8% Reset Notes. The Company also agreed, subject to applicable securities laws, to offer to other holders of the 16 1/8% Reset Notes the opportunity to exchange the 16 1/8% Reset Notes for Notes (the "Exchange Offer"). That offer commenced October 21, 1994 and closed on December 12, 1994. An additional $33,675 of 16 1/8% Reset Notes were exchanged for Notes. Only $5,670 of 16 1/8% Reset Notes now remain. In addition, a net amount of $183 of Notes were issued for interest accrued to December 12, 1994 to those participating in the Exchange Offer.

The Company believes that it will have sufficient liquidity for 1995. Company expenditures in 1995 (excluding Liggett) include debt service estimated at $32,500 and redemption of all outstanding Series 1 Notes in the amount of $23,594 plus accrued interest on June 12, 1995. Current operations and debt service are being financed through funds received from the redemption/sale of SkyBox preferred and common stock in the amount of $13,284 and management fees and other charges to subsidiaries of approximately $5,000. In addition, the Company, through its subsidiary, NV Holdings, has received approximately $39,000 in distributions from New Valley since January 1995. Such distributions are required by the Subordinated Debt Indentures to be applied as described above. (See discussion of Indenture Amendments above).

If Liggett were to experience significant losses due to further adverse changes in conditions in the tobacco industry or otherwise, it is possible that Liggett could be in violation of certain debt covenants. If as a result of any such violations Liggett creditors were to exercise acceleration rights or refuse to advance funds under the Liggett Facility, Liggett may not be able to satisfy its obligations. Liggett's ability to satisfy its debt service obligations will depend on Liggett's liquidity, its ability to improve its operating performance as well as on prevailing economic conditions and on financial, business, industry and other factors which may be largely beyond Liggett's control.

The Company and its subsidiaries have substantial near-term debt service requirements with aggregate required principal payments of $318,106 due in the years 1995 through 1998, they expect to finance their long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, negotiation of secured bank credit lines, additional public or private debt financing and distributions from New Valley and possible renegotiation of existing debt agreements. New Valley plans to use the cash from the sale of its money transfer business to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities.

Liggett (and, in certain cases, the Company) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke (environmental tobacco smoke) from cigarettes. As new cases are commenced, the costs associated with defending such cases and the risk attendant on the inherent unpredictability of litigation continue. To date, a number of such actions, including several against Liggett, have been disposed of favorably to the defendants; no plaintiff has ultimately prevailed on the merits of any such action; and no payment in settlement of any such claim has been made by Liggett nor, to the Company's knowledge, any other cigarette manufacturer.

Liggett believes, and has been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to the claim or claims asserted against it. All cases are, and will continue to be vigorously defended. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

Liggett is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that Liggett's financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any of such pending litigation. Liggett's legal costs in respect of these litigations are not considered significant and its accounting policy is to accrue legal and other costs related to contingencies as services are performed.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to information entitled "Contingencies" in Note 5 to the Company's Consolidated Financial Statements included elsewhere in this report on Form 10-Q.


Item 3.  Defaults Upon Senior Securities

         As of June 30, 1995, New Valley Corporation, the Company's affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,246,966 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $158.3 million or $126.97 per Class A Share and (2) $85.6 million or $30.66 per Class B Share.

Item 4.  Submission of Matters to a Vote of Security-Holders

         During the second quarter of fiscal 1995, the Company submitted certain matters to a vote of security-holders at its Annual Meeting of Stockholders held on June 5, 1995 (the "Annual Meeting"), as proxies for said meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         The following constitutes a brief description of the matters voted upon at the Annual Meeting and a tabulation of the results:

                       Total shares of Common Stock outstanding as of April 24, 1955 (the record date) - 18,247,096

           Total shares of Common Stock voted in person or by proxy - 17,183,918

           1.    Election of Directors:

                                               For          Withhold
                                               ---          --------
                 Bennett S. Lebow          17,092,680        91,238
                 Robert J. Eide            17,092,680        91,238
                 Jeffrey S. Podell         17,092,680        91,238


           2. To approve the appointment of Coopers & Lybrand L.L.P. as independent accountants for the Company for the year ending December 31, 1995:


                           For                 Against            Abstain
                           ---                 -------            -------
                       17,163,944               8,814              11,160


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10 Modification to Consulting Agreement, dated as of January 25, 1995, by and between Brooke Group LTD. and Howard M. Lorber.

             27       Financial Data Schedule (for SEC use only)

             99(a) BGLS Inc. Registration Statement on Form S-1, Commission File No. 33-93576.*

             99(b) BGLS Inc. Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 33-93576.*

         (b) Reports on Form 8-K

             No current reports on Form 8-K were filed during the second quarter of 1995.





         * Incorporated herein by reference thereto.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BROOKE GROUP LTD.
                                      (Registrant)





Date:       August 14, 1995           By:  /s/ Gerald E. Sauter
      ----------------------------       ------------------------------------
                                         Gerald E. Sauter
                                         Vice President and Chief Financial
                                           Officer