Form 10-Q
period 1995-09-30
BROOKE GROUP LTD
filed 1995-11-14
CIK 59440

===============================================================================

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        -----------------------------
                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from         to
                                                ---------  ----------
                        Commission file number 1-5759
                              -----------------
                              BROOKE GROUP LTD.
           (Exact name of registrant as specified in its charter)

                  DELAWARE                              51-0255124
-----------------------------------------     ------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 100 S.E. 2ND STREET, MIAMI, FLORIDA                       33131
-----------------------------------------     ------------------------------
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

      As of November 13, 1995, there were outstanding 18,497,096 shares of common stock, par value $0.10 per share.

===============================================================================

                              BROOKE GROUP LTD.

                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994 . . . . . . . . . . . . 3

 Consolidated Statements of Operations for the three and nine months ended September 30,
      1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

 Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September
      30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and
      1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                      September 30,         December 31,
                                                          1995                 1994
                                                      -------------------------------
ASSETS:

Current assets:
 Cash and cash equivalents                            $ 16,998             $  4,276
 Accounts receivable - trade                            20,253               31,325
 Other receivables                                       1,085                1,558
 Inventories                                            45,543               47,098
 Other current assets                                    2,991                3,247
                                                      --------             --------
      Total current assets                              86,870               87,504

Property, plant and equipment, at cost, less
  accumulated depreciation
  of $26,795 and $24,460                                27,716               25,806
Intangible assets, at cost, less accumulated
  amortization of $15,230
  and $13,936                                            5,464                6,728
Investment in affiliate                                 82,503               97,520
Other assets                                             8,728               11,867
                                                      --------             --------
      Total assets                                    $211,281             $229,425
                                                      ========             ========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                           September 30,         December 31,
                                                                               1995                 1994
                                                                           -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
 Notes payable and current portion of long-term debt                        $  10,082           $   26,491
 Accounts payable                                                              11,539               12,415
 Cash overdraft                                                                 2,043                4,860
 Accrued promotional expenses                                                  23,683               29,853
 Unearned revenue                                                                  26                2,056
 Net current liabilities of business held for disposition                                            4,974
 Accrued taxes                                                                 17,863               19,126
 Other accrued liabilities                                                     34,098               44,576
                                                                            ---------           ----------
    Total current liabilities                                                  99,334              144,351

Notes payable, long-term debt and other obligations, less current
 portion                                                                      397,236              405,798
Noncurrent employee benefits                                                   31,850               31,119
Net long-term liabilities of business held for disposition                                          23,009
Other                                                                           9,286

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred Stock, par value $1.00 per share, authorized 10,000,000 shares
Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 24,998,043 shares, outstanding 18,247,096 and
 18,260,844 shares, respectively                                                1,825               1,826
Additional paid-in capital                                                     80,121              66,245
Deficit                                                                      (404,749)           (420,746)
Other                                                                          29,961              11,365
Less: 6,750,947 and 6,737,199 shares of common stock in
 treasury, at cost                                                            (33,583)            (33,542)
                                                                            ---------           ---------
    Total stockholders' equity (deficit)                                     (326,425)           (374,852)
                                                                            ---------           ---------

    Total liabilities and stockholders' equity (deficit)                    $ 211,281           $ 229,425
                                                                            =========           =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                             Three Months Ended        Nine Months Ended
                                                        -----------------------------------------------------
                                                          Sept. 30,    Sept. 30,    Sept. 30,     Sept. 30,
                                                            1995         1994         1995          1994
                                                        -----------------------------------------------------
Revenues*                                                $  124,100  $   124,446  $   341,718   $  357,628
Cost of goods sold*                                          54,626       57,847      158,766      173,091
                                                         ----------  -----------  -----------   ----------
    Gross profit                                             69,474       66,599      182,952      184,537
Selling, general and administrative expenses                 58,818       57,564      173,322      162,220
                                                         ----------  -----------  -----------   ----------
    Operating income                                         10,656        9,035        9,630       22,317

Other income (expenses):
 Interest income                                                 43           49          893          119
 Interest expense                                           (13,952)     (14,156)     (43,369)     (41,502)
 Equity in earnings of affiliate                              1,561                     3,598
 Other, net                                                     962       (9,992)       2,039       (9,435)
                                                         ----------  -----------  -----------   ----------
(Loss) from continuing operations before income taxes          (730)     (15,064)     (27,209)     (28,501)
Provision (benefit) for income taxes                            394      (24,177)         464      (24,517)
                                                         ----------  -----------  -----------   ----------
(Loss) income from continuing operations                     (1,124)       9,113      (27,673)      (3,984)
                                                         ----------  -----------  -----------   ----------
Discontinued operations:
 Income (loss) from discontinued operations, net of
  income taxes of $11 and $567 for the three and nine
  months ended September 30, 1995, respectively,
  and $(380) and $2,962 for the three and nine
  months ended September 30, 1994, respectively                  98         (654)       2,860        1,944
 Gain on disposal                                                         10,459       13,138       18,135
                                                         ----------  -----------  -----------   ----------
Income from discontinued operations                              98        9,805       15,998       20,079
                                                         ----------  -----------  -----------   ----------
(Loss) income before extraordinary item                      (1,026)      18,918      (11,675)      16,095

Extraordinary (loss) from the early
 extinguishment of debt                                                                             (1,118)
                                                         ----------  -----------  -----------   ----------
 Net (loss) income                                           (1,026)      18,918      (11,675)      14,977

Proportionate share of New Valley capital transaction,
 retirement of Class A Preferred Shares                       2,798                    16,802
                                                         ----------  -----------  -----------   ----------
 Net income applicable to common shares                  $    1,772  $    18,918  $     5,127   $   14,977
                                                        ===========  ===========  ===========   ==========
Per common share:

 Income (loss) from continuing operations               $      0.09  $      0.52  $     (0.60)  $    (0.23)
                                                        ===========  ===========  ===========   ==========
 Income from discontinued operations                    $      0.01  $      0.55  $      0.88   $     1.15
                                                        ===========  ===========  ===========   ==========
 Extraordinary item                                     $            $            $             $    (0.06)
                                                        ===========  ===========  ===========   ==========
  Net income applicable to common shares                $      0.10  $      1.07  $      0.28   $     0.86
                                                        ===========  ===========  ===========   ==========
Weighted average common shares and common
 stock equivalents outstanding                           18,247,094   17,617,629   18,248,673   17,483,163
                                                        ===========  ===========  ===========   ==========

_____________________________
 * Revenues and Cost of goods sold include federal excise taxes of $32,643 and $33,932 for the three months ended September 30, 1995 and 1994, respectively, and $92,238 and $99,450 for the nine months ended September 30, 1995 and 1994, respectively.


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                      BROOKE GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                             Common Stock        Additional
                                          -------------------     Paid-In                  Treasury
                                            Shares    Amount      Capital      Deficit       Stock       Other      Total
                                          ---------------------------------------------------------------------------------
Balance, December 31, 1994                18,260,844  $1,826     $66,245       $(420,746)   $(33,542)   $11,365    $(374,852)

Net loss                                                                         (11,675)                            (11,675)

Distributions on common stock of BGL
 ($0.075 per share,
 per quarter)                                                     (4,106)                                             (4,106)

Stock grant to directors                      20,000       2          (2)                         94                      94

Stock grant to consultant                                            939                                   (609)         330

MAI spin-off                                                                      27,286                   (201)      27,085

Net unrealized holding gain on
 investment in New Valley                                                                                12,815       12,815

Effect of New Valley capital
 transactions                                                     17,043                                  6,591       23,634

Other, net                                                            (1)            386                                 385

Treasury stock, at cost                      (33,748)     (3)          3                        (135)                   (135)
                                          ----------  ------     -------       ---------    --------    -------    ---------
Balance, September 30, 1995               18,247,096  $1,825     $80,121       $(404,749)   $(33,583)   $29,961    $(326,425)
                                          ==========  ======     =======       =========    ========    =======    =========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                                   Nine Months Ended
                                                                            ------------------------------
                                                                             September 30,   September 30,
                                                                                 1995            1994
                                                                            ------------------------------
Net cash (used in) operating activities                                      $(23,706)         $(36,037)
                                                                             --------          --------
Cash flows from investing activities:
 Proceeds from sale of assets/equipment                                        14,149            17,334
 Dividends from New Valley                                                     61,832
 Investment in New Valley                                                      (1,965)
 Capital expenditures                                                          (5,008)             (467)
 Impact of discontinued operations                                                                 (990)
                                                                             --------          --------

Net cash provided by investing activities                                      69,008            15,877
                                                                             --------          --------
Cash flows from financing activities:
 Proceeds from debt                                                             3,028             9,261
 Deferred financing costs                                                                        (2,397)
 (Repayment) borrowing under revolver                                          (3,449)            4,532
 Repayments of debt                                                           (25,080)           (1,303)
 Decrease in cash overdraft                                                    (2,817)          (12,477)
 Dividends paid on Series G preferred stock                                                      (4,999)
 CVR settlement, net                                                                              1,875
 Distributions on common stock                                                 (4,107)
 Treasury stock purchases                                                        (135)              (82)
 Stockholder loan and interest repayments                                                        17,774
 Impact of discontinued operations                                                               (2,644)
 Other, net                                                                       (20)
                                                                             --------          --------
Net cash (used in) provided by financing activities                           (32,580)            9,540
                                                                             --------          --------
Effects of exchange rate changes on cash and cash equivalents                                         3
                                                                             --------          --------
Net increase (decrease) in cash and cash equivalents                           12,722           (10,617)
Cash and cash equivalents, beginning of period                                  4,276            15,773
                                                                             --------          --------
Cash and cash equivalents, end of period                                     $ 16,998          $  5,156
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

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



1. GENERAL

   The consolidated financial statements included herein, prepared by Brooke Group Ltd. (the "Company"), are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the years ended December 31, 1994, 1993 and 1992, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission ("SEC") on April 17, 1995. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

   Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.


2. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Liggett
   Group Inc. ("Liggett"), New Valley Holdings, Inc. ("NV Holdings") and other less significant subsidiaries.

   As a result of the spinoff of the Company's equity interest in MAI
   Systems Corporation ("MAI") in February 1995 and the sale/redemption of the Company's common and preferred stock of SkyBox International, Inc. ("SkyBox"), both entities are reported as discontinued operations for the periods prior to their disposal by the Company. Results of discontinued operations for the three and nine months ended September 30, 1995 also reflect the Company's proportionate interest in the discontinued operations of New Valley Corporation ("New Valley"). See Note 3. Revenues for MAI were $6,652 for the period January 1, 1995 to February 6, 1995 and $49,766 for the nine months ended September 30, 1994.


3. INVESTMENT IN NEW VALLEY CORPORATION

   The Company's investment in New Valley as of and for the nine months ended September 30, 1995 is summarized as follows:



                                                                         Equity in Continuing
                                  Number of Shares       Carrying Value     Operations
                                  ----------------       --------------     -----------
Common shares                       79,794,229            $ (37,475)        $(18,377)
Class A Preferred shares               618,326              115,492           21,975
Class B Preferred shares               250,885                4,486
                                                          ---------         --------
                                                          $  82,503         $  3,598
                                                          =========         ========


The $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), and the $3.00 Class B Cumulative Convertible Preferred ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), are

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


 accounted for pursuant to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Because the Class A Preferred Shares are thinly traded, their fair value has been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. The net unrealized holding gain on these securities, in the amount of $23,979, is accounted for as a separate component of stockholders' equity. Of this amount, $21,347 relates to the Class A Preferred Shares and $2,632 relates to the Class B Preferred Shares. At September 30, 1995, the Company's shares of New Valley common stock, representing a 41.7% common interest and which are accounted for under the equity method pursuant to APB 18, had a quoted market value of $32,716.

 Summarized income statement information for New Valley for the three and nine month periods ended September 30, 1995 is as follows:

                                        3 Months Ended     9 Months Ended
                                        Sept. 30, 1995     Sept. 30, 1995
                                        --------------     --------------
 Revenues                                 $21,514             $39,215
                                          =======             =======
 Cost and expenses                         18,436              28,233
                                          =======             =======
 Income from continuing operations          2,784              11,699
                                          =======             =======
 Net income                                 3,019              16,014
                                          =======             =======

 In February 1995, New Valley repurchased 54,445 Class A Preferred Shares pursuant to a tender offer made as part of the New Valley First Amended
 Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). During the nine months ended September 30, 1995, New Valley's Board of Directors authorized the repurchase of an additional 500,000 Class A Preferred Shares. At September 30, 1995, 339,400 of such shares had been repurchased on the open market at an aggregate cost of $43,405 or an average cost of $127.89 per share. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $16,802, along with other New Valley capital transactions of $241 for the nine months ended September 30, 1995.

 In August 1995, New Valley received approval from the Federal Trade Commission to purchase up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Nabisco"). As of September 30, 1995, New Valley held approximately 3,300,000 shares of RJR Nabisco common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $106,000 (cost of $97,000). New Valley's investment in RJR Nabisco collateralizes margin loan financing of $54,900 at September 30, 1995.

 As a result of recent asset dispositions pursuant to the Joint Plan, New Valley has accumulated a significant amount of cash which it may be required to reinvest in operating companies in the near future in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment
 Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a value in excess of 40% of a company's "total assets". New Valley, which is now above this threshold as a result of dispositions of its operating businesses pursuant to the Joint Plan, is relying on the temporary exemption from registration under

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


 the Investment Company Act provided by Rule 3a-2 thereunder. New
 Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business of businesses other than that of investing, reinvesting, owning, holding or trading in securities, or in the alternative, if New Valley is unable to accomplish this, it will seek to obtain an extension of such date or an exemption from the SEC or no-action position from the SEC staff with respect to registration under the Investment Company Act. However, no assurance can be given that New Valley will be successful in becoming engaged in such business or in obtaining an extension of such one-year period, and accordingly, there may be a risk that New Valley will become subject to the Investment Company Act. If either New Valley or the Company were required to register under the Investment Company Act, such company would be subject to a number of severe substantive restrictions on its operations, capital structure and management, including without limitation entering into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company (as well as BGLS) would also have to register and, therefore, would be subject to the same substantive restrictions described above. In addition, registration under the Investment Company Act by BGLS would constitute a violation of certain of the indentures to which BGLS is a party.

      Subsequent Event: On October 17, 1995, New Valley entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. (The Company and BGLS also entered into a separate agreement with High River (see Note 10)). Pursuant to the agreement, New Valley sold approximately 1,600,000 shares of RJR Nabisco Common Stock to High River for an aggregate purchase price of $51,000 and the parties agreed that New Valley and High River would each invest up to approximately $250,000 in shares of RJR Nabisco Common Stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The agreement also provides for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of New Valley's profit in RJR Nabisco Common Stock, after certain expenses as defined in the Agreement. As of November 1, 1995, New Valley held approximately 4,900,000 shares in RJR Nabisco Common Stock. New Valley's cost of such shares and the amount of related margin loan financing were approximately $148,900 and $74,200, respectively, at November 1, 1995.

 On October 31, 1995, New Valley sold substantially all the assets of its wholly owned subsidiary, Western Union Data Services Company, Inc.
 (the "Messaging Service Business"), and conveyed substantially all of the liabilities of the Messaging Service Business to First Financial Management Corporation ("FFMC") for $20,000 in cash. New Valley estimates that it will recognize a pre-tax gain on the sale of such business of approximately $13,300 during the fourth quarter of 1995.


4. BROOKE (OVERSEAS) LTD.

 During the third quarter of 1995, Brooke (Overseas) Ltd., a wholly-owned subsidiary of the Company, increased its investment in Liggett-Ducat Ltd., a Russian joint stock company ("LDJSC") from approximately 58% to 68% through a direct purchase of stock from other shareholders. LDJSC has not been consolidated due to certain events which impair the ability of the Company to control LDJSC. Amounts invested in the Russian subsidiary's tobacco operation in 1994 and the nine months ended September 30, 1995, which totaled $5,723 and $8,500, respectively, were expensed based on the determination that there was significant uncertainty as to the recoverability of the amounts invested. In addition, the Company has invested $4,000 in the nine months ended September 1995 relating to the Russian subsidiary's real estate operations which amount has been

                     BROOKE GROUP LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)



  capitalized. The Company continues to monitor this foreign subsidiary and may consolidate it in the near future.

      Subsequent Event: In October 1995, LDJSC entered into a loan agreement with the Russian Federation Foreign Trade Bank, Moscow, Russia, to borrow up to $20,000 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate ("LIBOR") plus 10%. Principal repayments are due over the period April through October of 1997. The loan agreement was arranged through a third party for a net fee of $4,044 payable ratably over the term of the loan. The Company has guaranteed the payment of the note and the broker's fee. All of the stock of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of LDJSC, has been pledged as collateral for the loan.

  Also in October 1995, BrookeMil purchased certain buildings, which it had previously leased from the Moscow Property Committee, for $4,369 net of related transaction costs. BrookeMil has developed, or is in the process of developing, these buildings for commercial use.


5. INVENTORIES

  Inventories consist of:

                                September 30,  December 31,
                                    1995           1994
                                ---------------------------
  Finished goods                   $16,350       $18,374
  Work in process                    3,088         2,952
  Raw materials                     19,707        20,609
  Replacement parts and supplies     3,846         3,754
                                   -------       -------
  Inventories at current cost       42,991        45,689
  LIFO adjustments                   2,552         1,409
                                   -------       -------
                                   $45,543       $47,098
                                   =======       =======

  At September 30, 1995, the Company had leaf tobacco purchase commitments of approximately $23,900.

6. CONTINGENCIES

  Since 1954, the Company and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposures to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are generally described hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Liggett or the Company in its former name or in its present name), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants; no plaintiff has ultimately prevailed on the merits of any such action; and no payment

                     BROOKE GROUP LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


  in settlement of any such claim has been made by Liggett nor, to Liggett's knowledge, any other cigarette manufacturer.

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

  On May 11, 1993, in the case entitled Wilks v. The American Tobacco Company, et al., No. 91-12,355, Circuit Court of Washington County, State of Mississippi (a case in which Liggett was not a defendant), the trial court granted plaintiffs' motion to impose absolute liability on defendants for the manufacture and sale of cigarettes and struck defendants' affirmative defenses of assumption of risk and comparative fault/contributory negligence. The trial court ruled that the only issues to be tried in the case were causation and damages. No other court has ever imposed absolute liability on a manufacturer of cigarettes. After trial, the jury returned a verdict for defendants, finding no liability. The Company is a defendant in other cases in Mississippi and it cannot be stated that other courts will not apply the Wilks ruling as to absolute liability.

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


  On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products, and survivors who claim their decedents were also addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members and, inter alia, fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages, equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the Court issued an Order that granted in part Plaintiffs' motion for class certification for certain claims together with punitive damages to the end of establishing a multiplier to compute punitive damage awards. Defendants made application for discretionary appeal to the Court of Appeals for the Fifth Circuit, which appeal has been granted.

  On May 5, 1994, an action entitled Engle, et al. v. R. J. Reynolds
  Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiff seeks compensatory and punitive damages, equitable relief including but not limited to establishing a medical fund for future health care costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling.

  On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi vs. The American Tobacco Company, et al.,
  Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed recently by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield) and by the State of West Virginia. In West Virginia, the trial Court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a recent ruling, the trial Court has adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia.

  On September 10, 1993, an action entitled Sackman v. Liggett Group
  Inc., United States District Court, Eastern District of New York, was filed against Liggett alleging, as injury, lung cancer. Discovery is scheduled to close on March 15, 1996. It is anticipated that the case will be scheduled for trial during 1996.

  The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of Medicaid payments made on behalf of Medicaid recipients as a result of diseases allegedly caused by liable third parties. Though not limited to the tobacco industry, the statutory scheme imposes ultimate liability, if the issue of liability is adjudged against the defendant cigarette manufacturers, based upon market share and would include diseases allegedly caused by the smoking of cigarettes. The statute purportedly abrogates certain defenses typically available to defendants. A suit was commenced to challenge the constitutionality of the

                     BROOKE GROUP LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


  legislation, and although the trial Court upheld portions of this legislation, it adjudged the Agency For Health Care Administration to have been unconstitutionally organized. All parties have taken an appeal from the trial Court's rulings. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. It is uncertain at this time whether or not and at what time the Florida legislature can or will take action to override the Governor's veto. The Florida Legislature is not in session at this time. On February 22, 1995, suit was commenced by the State of Florida acting through the Agency For Health Care Administration, together with others, against the five domestic cigarette manufacturers and their respective parent companies, as well as others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sales of cigarettes in Florida.

  The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota and West Virginia. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover costs incurred by the state to provide health care to persons injured by the company or individual also has been introduced in at least nine other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

  Currently, in addition to Cordova, approximately 56 product liability lawsuits which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, 34 are pending in the State of Florida, with 32 of these 34 having been commenced during 1995.
  In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages.

  A Grand Jury investigation presently is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. The Company was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. The Company is unable at this time to predict the outcome of the investigation.

  Liggett has been responding to a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice, which requests certain information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts regarding, in particular, "fire-safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with, and relationship to, its competitors. Liggett is unable to predict the outcome of this investigation.

  In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the Food and Drug Administration (the "FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, including Liggett, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner

                     BROOKE GROUP LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


  Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Liggett and the other four major cigarette manufacturers responded by filing a civil action in the United States District Court for the Middle District of North Carolina on that day challenging the legal authority of the FDA to assert such jurisdiction. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification or of such regulations, if implemented, were it to occur, on Liggett's operations, but such actions could have an unfavorable impact thereon.

  The Omnibus Budget Reconciliation Act of 1993 ("OBRA") required United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" (penalty) based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994) coincident in time with the recent issuance of a Presidential proclamation effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

  On February 14, 1995, Liggett filed with the Department of Agriculture its certification as to usage of domestic and imported tobaccos during 1994, and an audit was conducted during August 1995 to verify this certification. The audit has not yet been completed. Liggett is exploring avenues which might be available to it to realize relief from any marketing assessment or purchase requirement sanctions that may be imposed under OBRA. While
  Liggett is of the opinion that there would be a realistic potential to achieve such relief if sanctions were imposed, no assurance can be given that Liggett would be successful in doing so, either in whole or in part. If sanctions were to be imposed upon Liggett, such sanctions could have an unfavorable effect upon Liggett's financial position, results of operations and cash flows. No amount has been accrued.

  The President of the United States, after negotiations with the affected countries, on September 13, 1995, declared a Tariff Rate Quota on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental (or Turkish) tobacco is exempt from the quota, and all tobacco originating from Canada, Mexico or Israel is exempt. Management believes that the negotiated levels are sufficiently high to allow the company to operate without material disruption to the business.

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

   On September 20, 1993, a group of Contingent Value Rights ("CVR") holders and the CVR trustee filed an action in the Delaware Court of Chancery, New Castle County, against the Company and certain of its present and former directors, challenging and seeking to enjoin or rescind the SkyBox Distribution. Pursuant to notice given on October 15, 1993, the Company redeemed its CVRs on December 9, 1993 for a payment of $.36 per CVR. On June 2, 1994, the Company entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") pursuant to which a class of CVR holders, which includes all persons who held CVRs at any time between September 20, 1993 and June 2, 1994, were to receive a total of $4,000 plus an award of attorneys' and experts' fees and expenses not to exceed $900 which expenses have been accrued. The $4,000 settlement fund has been deposited into an escrow account for eventual disbursement to all eligible CVR holders.

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

   At September 30, 1995, there were several other proceedings, lawsuits and claims pending against the Company and its subsidiaries. The Company is of the opinion that the liabilities, if any, ultimately resulting from the CVR action and other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.

7. LONG-TERM DEBT

   On June 12, 1995, the Company redeemed all of the Series 1 Senior Secured Notes due 1995 in the amount of $23,594 plus accrued interest of $670. In addition, the Company filed a registration

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


   statement with the SEC for certain of its Series 2 Senior Secured Notes due 1997 which was declared effective September 7, 1995. Accordingly, the interest rate on these Notes reverted to 13.75%.


8. INCOME TAXES

   BGL maintains a full valuation allowance of its deferred tax assets based on the Company's determination that it is more likely than not that such future tax benefits will not be realized. The provision for income taxes for the three and nine months ended September 30, 1995 does not bear a customary relationship with pre-tax accounting income due principally to state income taxes. In addition, during the three and nine month periods ended September 30, 1994, the Company determined its reserves for income taxes payable exceeded its current requirements by $24,200. As a result, the Company has recorded a tax benefit of $24,200 related to the completion of an audit by the Internal Revenue Service ("IRS") through December 31, 1991.


9. RESTRUCTURING AND OTHER

   Liggett reduced its field sales force on January 10, 1994 by 150 permanent positions and added approximately 300 part-time positions. This restructuring has significantly reduced operating costs and enabled Liggett to expand its retail base coverage.

   During the nine months ended September 30, 1995, Liggett completed a severance and benefit program to reduce personnel costs on an ongoing basis. The effect of this program resulted in a charge to operations of the Company amounting to $2,562 in the second quarter.

   During the third quarter of 1995, Liggett adjusted certain accrual estimates recorded in prior quarters which had the effect of increasing operating income by approximately $1,352 for the three months ended September 30, 1995.


10. SUBSEQUENT EVENTS

   On October 17, 1995, the Company and BGLS Inc., a wholly owned subsidiary, entered into an agreement, as amended (the "High River Agreement"), with High River, an entity owned by Carl C. Icahn. (New Valley also entered into a separate agreement with High River at that time (see
   Note 3)). Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. ("Nabisco"), at the earliest possible date. Among other things, the Company agreed to solicit the holders of RJR Nabisco Common Stock to adopt a spinoff resolution, which is an advisory resolution to the Board of Directors of RJR Nabisco seeking a spinoff of the 80.5% of Nabisco held by RJR Nabisco to stockholders. Among other things, High River agreed in the High River Agreement to grant a written consent to the proposals with respect to all shares of RJR Nabisco Common Stock held by it and to grant a proxy with respect to all such shares in the event that the Company seeks to replace the incumbent Board of Directors of RJR Nabisco at the 1996 annual meeting of stockholders with a slate of directors committed to effect the spinoff. The Company and BGLS agreed not to engage in certain transactions with RJR Nabisco (including a sale of Liggett or a sale of its RJR Nabisco Common Stock to RJR Nabisco) and not to take certain other actions to the detriment of RJR Nabisco

                      BROOKE GROUP LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)


   stockholders. High River also agreed that it would not engage in such transactions or take such other actions while the agreement was in effect. In the event that any signatory engages in such transactions or takes such other actions, the High River Agreement provides that the party so doing must pay a fee of $50,000 to the other. Any party to the High River Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The High River Agreement also provides that BGLS pay certain other fees to High River under certain circumstances.

   On November 6, 1995 the Company filed preliminary copies of a Solicitation of Written Consents with the SEC relating, among other things, to the Spinoff Resolution.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



           INTRODUCTION

           The Company's Consolidated Financial Statements include the accounts of Liggett Group Inc. ("Liggett"), New
           Valley Holdings, Inc. ("NV Holdings") and other less significant subsidiaries.

           The Company believes it will have sufficient liquidity for 1995. This is based on, among other things, the redemption/sale of the SkyBox International, Inc. ("SkyBox") preferred and common stock and certain funds available from New Valley Corporation ("New Valley") as described in the Company's indenture agreements and New Valley's Joint Plan. Forecasts of cash flow for the principal operating companies indicate that they will be self-sufficient; however, due to Liggett's leverage, if Liggett were to experience significant losses due to further adverse change in conditions in the tobacco industry or otherwise, it is possible that Liggett could be in violation of certain debt covenants. If its lenders were to exercise acceleration rights or refuse to advance under the revolving credit facility, Liggett may not be able to satisfy such demands.

           For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is Tobacco.


           RECENT DEVELOPMENTS

           On October 17, 1995, BGL and the Company entered into an agreement, as amended, with High River, an entity owned by Carl C. Icahn. New Valley also entered into a separate agreement with High River at that time. Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Nabisco to effectuate a spinoff of Nabisco at the earliest possible date. For additional information, see Notes 3 and 10 to the Consolidated Financial Statements.

           In October 1995, Liggett-Ducat Ltd. ("LDJSC"), a subsidiary of Brooke (Overseas) Ltd. ("BOL"), entered into a loan agreement with the Russian Federation
           Foreign Trade Bank, Moscow, Russia, to borrow up to $20,000 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate ("LIBOR") plus 10%. Principal repayments are due over the period April through October of 1997. The loan agreement was arranged through a third party for a net fee of $4,044 payable ratably over the term of the loan. The Company has guaranteed the payment of the note and the broker's fee. All of the stock of BrookeMil Ltd. ("BrookeMil"), a subsidiary of LDJSC, has been pledged as collateral for the loan. LDJSC intends to repay the loan out of proceeds from leased office space.

           Also in October 1995, BrookeMil purchased certain buildings on Gasheka Street in Moscow, Russia, which it had previously leased from the Moscow Property Committee for $4,369. BrookeMil has developed or is in the process of developing these buildings for commercial use.

           The Company is currently in discussion with the majority of holders of the 13.75% Series 2 Senior Secured Notes due 1997 (the "Series 2 Notes"), who are also holders of certain of the 14.50% Subordinated Debentures due 1998, regarding possible restructuring of the Company's debt.

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

               Recent Legislation.  The Omnibus Budget
           Reconciliation Act of 1993 ("OBRA") requires United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January
           1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from the stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994) coincident in time with the recent issuance of a Presidential proclamation effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

           On February 14, 1995, Liggett filed with the Department of Agriculture its certification as to usage of domestic and imported tobaccos during 1994 and an audit was commenced during August 1995 to verify this certification. The audit has not yet been completed. Liggett is exploring avenues which might be available to it to realize relief from any marketing assessment or purchase requirement sanctions that may be imposed under the Act. While Liggett is of the opinion that there would be a realistic potential to achieve such relief if sanctions were imposed, no assurance can be given that Liggett would be successful in doing so, either in whole or in part. If sanctions were to be imposed upon Liggett, such could have an unfavorable effect upon Liggett's financial position, results of operations and cash flows. No amount has been accrued.

           The President of the United States, after negotiations with the affected countries, on September 13, 1995, declared a Tariff Rate Quota on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental
           (or Turkish) tobacco is exempt from the quota and all tobacco originating from Canada, Mexico or Israel is exempt. Management believes that the negotiated levels are sufficiently high to allow Liggett to operate without material disruption to the business.

           The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of Medicaid payments made on behalf of Medicaid recipients as a result of diseases allegedly caused by liable third parties. Though not limited to the tobacco industry, the statutory scheme imposes ultimate liability, if the issue of liability is adjudged against the manufacturers, based upon market share and would include diseases allegedly caused by the smoking of cigarettes. The statute purportedly abrogates certain defenses typically available to defendants. A suit was commenced to challenge the constitutionality of the legislation and, although the trial court upheld portions of this legislation, it adjudged the Agency
           For Health Care Administration to have been unconstitutionally organized. All parties to this suit have taken appeal from the trial court's rulings. On
           May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. It is uncertain at this time whether or not and at what time the Florida legislature can or will take action to override the Governor's veto. On February 22, 1995, suit was commenced pursuant to the above-referenced enabling statute by the State of Florida, acting through the Agency For Health Care Administration against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sale of cigarettes in Florida.

               Recent Litigation. In 1994, four class action lawsuits were brought against Liggett and other cigarette manufacturers, representing the first time class actions were brought against the cigarette industry. In the three of these cases which remain pending, plaintiffs' motions for class certification were granted in whole or in part, and the defendants have appealed each of these rulings. In addition, the states of Mississippi, Minnesota and West Virginia brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for certain Medicaid costs allegedly incurred as a result of tobacco-related illnesses, and in 1995 Florida commenced a similar action.

           In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight to the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a recent ruling, the trial Court has adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. While Liggett is vigorously contesting this litigation, litigation is subject to a number of uncertainties, and accordingly there can be no assurance that this litigation will be decided favorably to Liggett and the industry in each instance.

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


           RESULTS OF OPERATIONS

           THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

               Revenues.  Consolidated total revenues were
           $124,100 for the three months ended September 30, 1995 versus $124,446 for the same period last year. Liggett's net sales were $122,648 for the three months ended September 30, 1995 versus $121,380 for the same period last year. The increase in revenues at Liggett was primarily due to the May 9, 1995 list price increase (see Recent Developments in the Cigarette Industry - Price Increase) and additional increases in the selling price of some of the Company's price/value products, partially offset by a 1.1% decline in unit sales volume. The decline in unit sales volume was comprised primarily of declines in the full-price branded, price/value (which includes generic, control label and branded discount products) and military categories. Both full-price branded and price/value products suffered a decline, believed to be temporary, in unit sales volume as a result of the implementation of a new distribution and marketing program in one of Liggett's sales zones during the third quarter of 1995. Additionally, full-price branded volume declined in light of heavy discounting of a competitor's product within the same consumer segment as Eve. Although there was an overall decline in the price/value category, Pyramid volume increased as a result of increased promotional spending, a reflection of Liggett's renewed emphasis on this product as its primary price/value product. The military category decline was due to increased competition.

               Gross profit. Consolidated gross profit was $69,474 for the three months ended September 30, 1995, an increase of $2,875 from $66,599 for the same period last year. Liggett's gross profit was $69,018 for the three months ended September 30, 1995, an increase of $3,874 from $65,144 for the same period last year. Liggett's gross profit as a percent of revenues (excluding federal excise taxes) for the period increased to 76.7% compared to 74.5% last year, due primarily to the May 9, 1995 list price increase and lower per unit cost of sales. The reduction in cost of sales is a result of the effects of Liggett's continuing cost reduction programs begun in 1993. Liggett expects to continue its cost reduction programs.

               Expenses. Consolidated selling, general and administrative expenses were $58,818 for the three months ended September 30, 1995 compared to $57,564 for the same period last year. The increase of $1,254 includes a $4,300 increase in marketing expenses at Liggett compared with the same period in the prior year offset by lower expenses at headquarters and other, small subsidiaries.

               Other income (expenses). Consolidated interest expense was $13,952 for the three months ended September 30, 1995 compared to $14,156 for the same period last year. The equity in earnings of affiliate of $1,561 and the income from discontinued operations of $98 for the three months ended September 30, 1995 relates to the Company's investment in New Valley.

           Other, net of $9,992 for the three months ended
           September 30, 1994 primarily relates to additional expense incurred as part of the Exchange and Termination Agreement entered into on September 30, 1994.

           The tax benefit of approximately $24,000 for the three months ended September 30, 1994 related to the completion of an audit in 1994 by the Internal Revenue Service through the year ended December 31, 1991. The Company determined its reserves for income taxes payable exceeded its current requirements.


           NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1994

               Revenues. Consolidated revenues were $341,718 for the nine months ended September 30, 1995 compared to $357,628 for the nine months ended September 30, 1994, a decrease of $15,950 primarily due to a decline in sales at Liggett and other less significant subsidiaries. Net sales at Liggett were $337,217 for the nine months ended September 30, 1995 versus
           $347,880 for the same period last year. This 3.1% decrease in revenues was primarily due to a 7.1% decline in unit sales volume, partially offset by the effects of the May 9, 1995 list price increase and the change in sales mix. The decline in unit sales volume was comprised primarily of declines in the full-price branded, price/value and military categories. Both full-price branded and price/value products suffered a decline, believed to be temporary, in unit sales volume as a result of the implementation of a new distribution and marketing program in one of Liggett's sales zones during the third quarter of 1995. Also, Liggett offered trade programs on full-price branded and branded discount products to its direct customers during the first quarter of 1994 with no comparable programs offered during 1995. Increased competition in the form of heavy discounting of a competitor's product within the same consumer segment as Eve also contributed to the full-price branded volume decline.
           The decline in the military category was due to increased competition.

               Gross profit. Consolidated gross profit of $182,952 for the nine months ended September 30, 1995 decreased $1,585 from gross profit of $184,537 for the same period in 1994, reflecting a decrease in gross profit at smaller subsidiaries somewhat offset by Liggett which had a slight increase in gross profit ($996) for the nine months ended September 30, 1995 compared to the same period in the prior year. Gross profit at Liggett as a percent of revenue (excluding federal excise taxes) for the period increased to 74.1% compared to 72.7% last year, due primarily to the May 9, 1995 list price increase and lower per unit cost of sales. The reduction in cost of sales is a result of the effects of Liggett's continuing cost reduction programs begun in 1993. In connection therewith, Liggett recorded a $621 charge to manufacturing operations in 1995.
           Liggett expects to continue its cost reduction programs.

               Expenses. Consolidated selling, general and administrative expenses were $173,322 for the nine months ended September 30, 1995 compared to $162,220 for the same period last year, an increase of $11,102. The increase resulted from increased legal fees due to the increasing number of suits pending against Liggett, increased spending on trade and promotional programs, severance charges recorded in connection with the 1995 cost reduction programs at Liggett and increased expenses relating to the Company's Russian ventures.

               Other income (expenses). Consolidated interest expense was $43,369 for the nine months ended September 30, 1995 compared to $41,502 for the same period last year. The increase of $1,867 relates to the incurrence of additional indebtedness by the Company for the Series 1 Notes (which were redeemed on June 12, 1995) and by Liggett for the Series C Notes in November 1994, increases in the interest rate on the Series 1 Notes and the Series 2 Notes from February 1 through September 6, 1995 (or, in the case of the Series 1 Notes, through June 12, 1995) and an increase in the interest rate of the Liggett Series C Notes, which were reset from 16.50% to 19.75% on February 1, 1995.

           For the nine months ended September 30, 1995, equity in earnings of affiliate (New Valley) of $3,598 relates to income of $21,975 of such Class A Preferred Shares offset by a loss to common stock of $18,377.

           The gain on disposal of discontinued operations of $13,138 for the nine months ended September 30, 1995 and $18,135 for the same period in the prior year primarily reflects the redemption/sale of SkyBox preferred and common stock.


           CAPITAL RESOURCES AND LIQUIDITY

           Net cash and cash equivalents increased $12,722 for the nine months ended September 30, 1995 as compared with a decrease of $10,617 for the nine months ended
           September 30, 1994.

           Net cash used in operations for the nine months ended September 30, 1995 was $23,706 compared to net cash used in operations of $36,037 for the comparable period of 1994. The net loss for the nine months ended September 30, 1995 of $11,675 includes interest expense of $43,369 and a decrease in accounts payable and accrued expenses offset by a lease prepayment from a third party for space in an office building in Russia and a decrease in receivables.

           In the period ended September 30, 1994, net cash used in operations was $36,037 which included interest expense of $41,502 and a decrease in accounts payable and accrued expenses offset by a non-cash tax benefit of approximately $24,500 in taxes.

           Net cash provided by investing activities was $69,008 for the nine-month period ended September 30, 1995 compared to cash provided by investing activities of $15,877 for the same period in 1994. Through the nine-month period ended September 30, 1995, cash was provided through a special $50.00 per share dividend in January 1995, a $12.50 per share dividend in June 1995 and a $37.50 per share dividend in September 1995 on New Valley's Class A Preferred Shares for a total of $61,832, and the redemption of SkyBox preferred stock for $4,000 and sale of the SkyBox common stock for $9,282 slightly offset by capital expenditures, particularly for leasehold improvements related to real estate development in Russia. In the nine-month period ended September 30, 1994, cash provided by investing activities was largely the result of the sale/redemption of SkyBox common and preferred stock offset by the impact of the Company's discontinuation of investment in MAI.

           Cash used in financing activities for the nine months ended September 30, 1995 was $32,580 reflecting the redemption of the Series 1 Notes on June 12, 1995 in the amount of $23,594, repayments under Liggett's revolver of $3,449, distributions to stockholders of $4,107 and a decrease in cash overdraft of $2,817 slightly offset by proceeds from debt of $3,028. Cash provided for the same period in the prior year was $9,540 consisting of proceeds from debt issuance at Liggett, stockholder loan and interest repayments and borrowings under the revolver offset by a decrease in bank overdraft and dividends to preferred shareholders, payments of financing costs and impact of discontinued operations.

           As discussed above, on June 12, 1995, the Company redeemed the Series 1 Notes in the amount of $23,594 plus accrued interest of $670. Accordingly, the Company's pledged equity interests in Liggett were released and the Series 2 Notes now have a senior and exclusive lien on the Pledged Collateral (as such term is defined in the Indenture).

           The interest rate on the Series 2 Notes is 13.75% per annum, payable April 1 and October 1. Pursuant to the Indenture and the terms of the Series 2 Notes, the interest rate increased until a Registration Statement relating to the Series 2 Notes was declared effective by the SEC on September 7, 1995. As a result, interest on the Series 2 Notes during the interest period ending on October 1, 1995 (the first interest payment date following the effectiveness of the Registration Statement) reflects a blended rate of 14.17%.

           The Series 2 Indenture places certain restrictions on the application of any payment from NV Holdings. So long as any Notes remain outstanding, the Company must apply the amount received on account of any payment paid out of current earnings of NV Holdings as follows:
           (a) the first $5,000 in the aggregate of such amounts may be retained by the Company for its own account free of any restriction not expressly set forth in the Indenture; (b) 50% of any payments in excess of the amount set forth in the foregoing clause (a) may be retained by the Company for its own account free of any restriction not expressly set forth in the Indenture, and the remaining 50% must be applied as follows: (i) first, to the payment of any accrued and unpaid interest then due on the Notes; (ii) second, to the payment of any accrued and unpaid interest then due on any other outstanding indebtedness of the Company; and
           (iii) third, to the mandatory redemption of the Notes until no Notes are outstanding. So long as any Notes remain outstanding, the Company shall apply 100% of the amount received on account of any payment which is paid other than out of current earnings of NV Holdings solely in accordance with clauses (i), (ii) and (iii) of the preceding sentence.

           On January 18, 1995, certain amendments (the "Indenture Amendments") to the 16.125% Senior Subordinated Reset Notes due 1997 (the "16 1/8% Reset Notes") and the 14.50% Subordinated Debentures due 1998 (the "14 1/2% Subordinated Debt") (collectively, the "Subordinated Debt Indentures") were effected. Generally, the Indenture Amendments require the Company to apply any amounts distributed to it (directly or through NV Holdings) from New Valley (i) by dividend or other distribution (other than equity securities of New Valley), (ii) through loans, advances or other payments or (iii) in connection with the repurchase or redemption of New Valley common stock or Class A Preferred Shares (collectively, "New Valley Distributions") in excess of $10,000, subject to the terms of the Indenture, first to the payment of interest on, and then to principal of, the Notes, the 16 1/8% Reset Notes and 14 1/2% Subordinated Debentures. The $10,000 threshold is increased on a dollar-for-dollar basis in the amount of payments made in respect of principal or interest on the Series 2 Notes or the Subordinated Indebtedness from sources other than New Valley Distributions. At September 30, 1995, the $10,000 threshold had been increased to approximately $21,701.

           Pursuant to the Indenture Amendments, the Company may direct
           BGLS to make distributions of up to $38,000 between September 2, 1994 and January 18, 1996 (the "Initial Period"). Any portion not distributed during the initial period may be carried over to the subsequent periods discussed below. As of September 30, 1995, $17,956 had been distributed of which $9,608 were non-cash transactions. Following the Initial Period, the Company may distribute the sum of $3,000 per month with any unpaid portion of the monthly amount carried over to succeeding months. Additional distributions will be made from time to time as directed by the Company based on the Company's current quarterly dividend distribution of $1,369 (or $.075 per share) and corporate expense requirements. Commencing on January 1, 1995, any additional distributions in excess of the above-described distributions are computed on the basis of 50% of the Company's Modified Consolidated Net Income (as defined in the Subordinated Indentures). No distributions have been made on this basis.

           The Company believes that it will have sufficient liquidity for 1995. Company expenditures in 1995 (excluding Liggett) include debt service estimated at $32,500 and redemption of all outstanding Series 1 Notes in the amount of $23,594 plus accrued interest on June 12, 1995. Current operations and debt service are being financed through funds received from the redemption/sale of SkyBox preferred and common stock in the amount of $13,284 and management fees and other charges to subsidiaries of approximately $5,000. In addition, the Company, through its subsidiary, NV Holdings, has received approximately $61,832 in distributions from New Valley since January 1995. Such distributions are required by the Subordinated Debt Indentures to be applied as described above. (See discussion of Indenture Amendments above).

           For information concerning the possible regulation under the Investment Company Act of 1940, see footnote 3 to the Consolidated Financial Statements.

           On March 8, 1994, Liggett entered into a revolving credit facility (the "facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the facility was approximately $13,814 at September 30, 1995. The facility expires on March 8, 1997 and is collateralized by all inventories and receivables of Liggett. Borrowings under the facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.75% at September 30, 1995. The facility requires Liggett's compliance with certain financial and other covenants and limits the amount of cash dividends and payments which can be made by Liggett. Liggett's management believes that the facility will continue to address adequately Liggett's liquidity requirements.

           On February 14, 1992, Liggett issued $150,000 of Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and the Series C Notes, as defined below, require mandatory aggregate principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Series B and Series C Notes are collateralized by substantially all of the assets of Liggett, excluding accounts receivable and inventory. The Series B and Series C Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of Liggett at any time on or after February 1, 1996. The Series B and Series C Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

           On January 31, 1994, Liggett issued $22,500 of Series C Senior Secured Notes (the "Series C Notes"). Liggett received $15,000 from the issuance in cash and received $7,500 in Series B Notes which were credited against the mandatory redemption requirements for February 1, 1994. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes bore a 16.5% interest rate, which was reset on February 1 1995 to 19.75%. Liggett had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued under the Series C Notes indenture. In connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C Notes issued was $2,842.

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

           The Company and its subsidiaries have substantial near-term debt service requirements with aggregate required principal payments of $315,494 due in the years 1996 through 1998, they expect to finance their long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, negotiation of secured bank credit lines, additional public or private debt financing and distributions from New Valley and possible restructuring of the Company's debt (see "Recent Developments", above). New Valley plans to use the cash from the sale of its money transfer business to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities.

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

                                  PART II.
                              OTHER INFORMATION



     Item 1. Legal Proceedings

             Reference is made to information entitled "Contingencies" in
             Note 6 to the Company's Consolidated Financial Statements included elsewhere in this report on Form 10-Q.

     Item 3. Defaults Upon Senior Securities

             As of September 30, 1995, New Valley Corporation, the Company's affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,107,566 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $111.2 million or $100.42 per Class A Share; and (2) $90.3 million or $32.34 per Class B Share.


     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                 10(a)  Letter Agreement among Brooke Group
                        Ltd., BGLS Inc. and High River Limited
                        Partnership, dated November 5, 1995.

                 10(b)  Agreement among Brooke Group Ltd., BGLS
                        Inc. and High River Limited
                        Partnership, dated October 17, 1995.

                 10(c)  Second Amendment to Services
                        Agreement, dated as of October 1,
                        1995, by and between Brooke Management
                        Inc., Brooke Group Ltd. and Liggett
                        Group Inc.

                 10(d)  Expense Sharing Agreement, made and
                        entered into as of January 18, 1995, by
                        and between Brooke Group Ltd. and New
                        Valley Corporation.

                 27     Financial Data Schedule (for SEC use
                        only)


             (b) Reports on Form 8-K

                 No current reports on Form 8-K were filed during the third quarter of 1995.

                                  SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BROOKE GROUP LTD.
                                    (Registrant)



      Date:  November 14, 1995      By: /s/ Gerald E. Sauter
            -------------------         ----------------------------------
                                        Gerald E. Sauter
                                        Vice President and Chief Financial
                                           Officer