Form 10-K405
period 1995-12-31
BROOKE GROUP LTD
filed 1996-04-16
CIK 59440

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          Commission file number 1-5759

                                BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                           51-0255124
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

100 S.E. Second Street, Miami, Florida                            33131
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (305) 579-8000

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                  Title of each class                on which registered
                  -------------------                -------------------
                  Common Stock, par value            New York Stock Exchange
                  $.10 per share

        Securities registered pursuant to Section 12(g) of the Act: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 1996 was approximately $52,726,529. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                      Yes  X      No
                                          ----       ----

         At April 1, 1996, there were 18,497,096 shares of common stock outstanding.

         Documents Incorporated by Reference:

         Part III (Items 10,11, 12 and 13) from the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

                                     PART I

Item 1.  Business...............................................................................................  1

Item 2.  Properties............................................................................................. 16

Item 3.  Legal Proceedings...................................................................................... 17

Item 4.  Submission of Matters to a Vote of Security-Holders; Executive Officers of the
         Registrant............................................................................................. 18

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................. 19

Item 6.  Selected Financial Data................................................................................ 20

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................. 20

Item 8.  Financial Statements and Supplementary Data............................................................ 21

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure............................................................................................. 21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................................................... 21

Item 11. Executive Compensation................................................................................. 21

Item 12. Security Ownership of Certain Beneficial Owners and Management......................................... 21

Item 13. Certain Relationships and Related Transactions......................................................... 21

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................... 22

SIGNATURES...................................................................................................... 32

                                     PART I

ITEM 1.  BUSINESS

General

         Brooke Group Ltd. (the "Company" or "BGL"), a Delaware corporation founded in 1980, is a holding company for a number of businesses. The Company is principally engaged, through its subsidiary Liggett Group Inc. ("Liggett"), in the manufacture and sale of cigarettes, primarily in the United States; through its subsidiary Brooke (Overseas) Ltd. ("BOL"), in the manufacture and sale of cigarettes and the real estate development business in Russia; and through its investment in New Valley Corporation ("New Valley"), in the investment banking and brokerage business, ownership and management of commercial real estate and the acquisition of operating companies. In addition, the Company, through its subsidiary COM Products Inc. ("Com Products"), distributes computer output microfiche products. Liggett and BOL are wholly owned subsidiaries of BGLS Inc. ("BGLS"). BGLS is a wholly owned subsidiary of the Company.

         The Company is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, BGLS and New Valley, who owns directly or indirectly approximately 57% of the Company's common stock. The principal executive office of the Company is located at 100 S.E. Second Street, Miami, FL 33131, and the telephone number is (305) 579-8000.

LIGGETT'S TOBACCO BUSINESS

         General. The Company's tobacco business in the United States is conducted through its indirect wholly owned subsidiary Liggett, which is the operating successor to the Liggett & Myers Tobacco Company. Liggett is headquartered in Durham, North Carolina. Liggett is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files periodic reports and other information with the Securities and Exchange Commission (the "SEC").

         Liggett is engaged primarily in the manufacture and sale of cigarettes. According to The Maxwell Consumer Report, a recognized industry publication (the "Maxwell Report"), Liggett's domestic shipments of approximately 10.52 billion cigarettes during 1995 accounted for 2.2% of the total cigarettes shipped in the United States during such year. This represents a market share decline of 0.1% from 1994 and 0.2% from 1993. Liggett produces both premium cigarettes as well as discount cigarettes (which includes among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in over 300 combinations of lengths, styles and packaging.

         Liggett produces four premium cigarette brands: L&M, Chesterfield, Lark and Eve. Liggett's premium cigarettes represented approximately 32%, 33% and 42% of net sales

(excluding federal excise taxes) in 1995, 1994 and 1993, respectively, and contributed a substantial portion of Liggett's operating profits for the respective periods. Liggett's share of premium market segment was approximately 0.8% for 1995, compared to 0.9% and 1.1% for 1994 and 1993, respectively, according to the Maxwell Report.

         In 1980, Liggett was the first major domestic cigarette manufacturer to introduce successfully discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing Pyramid, a branded discount product which at that time sold for less than most other discount cigarettes. Liggett continues to produce discount cigarettes with a share of approximately 5.5% of the discount market segment for 1995 according to the Maxwell Report, compared to 5.4% and 4.7% for 1994 and 1993, respectively. Liggett's share of the discount market segment increased, despite a decline in discount unit sales volume. The increase in market share was due to an overall decline in the discount segment.

         At the present time, Liggett has no foreign operations, maintains only one international sales office with one employee and does not own the international rights to its premium cigarette brands. Liggett does, however, export cigarettes which are sold primarily in Eastern Europe and the Middle East. Export sales of approximately 900 million units accounted for approximately 8% of Liggett's 1995 total unit sales volume. Revenues from export sales were $5.4 million for 1995, compared to $4.7 million and $5.0 million for 1994 and 1993, respectively. Operating profit (loss) attributable to export sales for each of the years 1995, 1994 and 1993 were $(2.1) million, $(1.1) million and $0.5 million, respectively. Management's strategy is to increase volume in its foreign markets and increase its international brand acceptance in an effort to reverse this unprofitable trend.

         Business Strategy. Liggett's near-term business strategy is to reduce further certain operating and selling costs in order to increase the profitability of both its premium and discount products at their current unit sales volume and to reduce further its investment in working capital. As part of this strategy, Liggett restructured its headquarters and manufacturing operations and reduced its workforce by 235 positions in 1993 and reorganized its sales force in early 1994, reducing its field sales force by 150 permanent positions and adding approximately 300 part-time positions. Liggett has also reduced costs in both administrative and manufacturing functions by making additional modifications to its manufacturing operations and significantly curtailing employee benefit programs. During 1995, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees and reduced headcount by an additional 120 positions. Since the 1993 restructuring, Liggett has reduced its headcount by approximately 14% of its hourly employees and 11% of its salaried employees. These changes have significantly reduced operating costs.

         Liggett's long-term business strategy in the premium segment of the market is to maintain its market share by offering promotional programs with the objective of maximizing the profitability of its premium brands. Liggett's long-term business strategy in the discount segment of the market is to maintain its market share and increase its profitability by consistently providing high quality products and services at prices and terms comparable to those available elsewhere in the market.

         Sales, Marketing and Distribution. Liggett's products are distributed from a central distribution center in Durham, North Carolina to 27 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution center to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

          Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. One of Liggett's customers accounted for approximately 11.6% of net sales in 1995. No single customer accounted for more than 10% of Liggett's net sales in 1994 and 1993.

         Liggett's marketing and sales functions are performed by approximately 95 direct sales representatives calling on national and regional customer accounts, together with approximately 325 part-time retail sales consultants who service retail outlets. In addition, Liggett employs food broker groups in certain geographic locations to perform these marketing and sales functions.

         Trademarks. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where Liggett's products are sold. Trademarks typically have a duration of ten years and can be renewed at Liggett's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiaries, Eve Holdings Inc. ("Eve") and Cigarette Exporting Company of America, Ltd. ("CECOA"). Liggett does not own the international rights to its premium cigarette brands.

         Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. The two largest components of cigarettes are the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments which expire principally in December 1996. As of December 31, 1995, approximately 87% of Liggett's commitments were for the purchase of foreign tobacco. On September 13, 1995, the President of the United States declared a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. However, increasing tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years purchase commitments could have an unfavorable impact on Liggett's operations during 1996.

         Liggett's cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 300 different brand styles under Eve's and CECOA's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

         Competition. Liggett is the smallest of the five major manufacturers of cigarettes in the United States. The four largest manufacturers of cigarettes are Philip Morris, Inc. ("Philip Morris"), R.J. Reynolds Tobacco Company ("RJR"), Brown & Williamson Tobacco Corporation (which acquired American Tobacco Company, Inc. in April 1994) ("B&W"); and Lorillard Tobacco Company, Inc.

         There are substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and strong brand loyalty. In this industry, the major cigarette manufacturers compete among themselves for market share on the basis of brand loyalty, advertising and promotional activities and trade rebates and incentives. Liggett's four major competitors all have substantially greater financial resources than Liggett, and most of these competitors' brands have greater sales and consumer recognition than Liggett's brands.

         According to the Maxwell Report, Philip Morris' and RJR's sales together accounted for approximately 71.8% of the domestic cigarette market in 1995. Liggett's domestic shipments of approximately 10.52 billion cigarettes during 1995 accounted for 2.2% of the approximately 481.10 billion cigarettes shipped in the United States during such year, compared to 11.32 billion cigarettes (2.3%) and 11.17 billion cigarettes (2.4%) during 1994 and 1993, respectively.

         Prior to 1994, industry-wide shipments of cigarettes in the United States had steadily declined at an average annual rate of 2% to 3%. Although the Maxwell Report estimates that domestic industry-wide shipments increased by approximately 6.2% in 1994, such shipments declined by 1.7% during 1995. Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have augmented cigarette price increases.

         Historically, because of their dominant market share, Philip Morris and RJR have been able to determine cigarette prices for the various pricing tiers within the industry, and the other cigarette manufacturers have brought their prices into line with the levels established by the two industry leaders. Prior to 1993 there had been substantial regular price increases by all cigarette manufacturers, culminating in premium list prices in excess of $14.00 per carton. These increases widened the gap between prices of the premium and discount segments of the market, culminating in a price gap of $7.00 per carton in July 1993, at which time Philip Morris substantially reduced the price of its premium brands to 1989-1990 levels, forcing other cigarette manufacturers including Liggett to do likewise. This price decrease narrowed the gap between prices of the premium and discount segments to approximately 25%, which has had an effect on relative volumes. Liggett is more reliant upon sales in the discount segment of the market, relative to the premium segment, than its competitors. Since the July 1993 price decrease, list prices at all tiers have again increased and the relative volume of premium cigarettes has been increasing. Off-list price discounting by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly greater than the manufacturers' list price gap.

         Government Regulation. Reports with respect to the alleged harmful physical effects associated with cigarette smoking have been publicized for many years and, in the opinion of Liggett's management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which claim that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking.

         Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes.

         The Comprehensive Smoking Education Act, which became effective October 12, 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements, in lieu of the prior warning notice, on a quarterly rotating basis: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S
WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Shortened versions of these statements are also required, on a rotating basis, on billboard advertisements. By a limited eligibility amendment to the Comprehensive Smoking Education Act for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufacturers, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation.

         In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David
A. Kessler of the Food and Drug Administration (the "FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making (the "Proposed Rule-Making") which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Liggett and the other major cigarette manufacturers in the industry responded by filing a civil action in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

         On March 12, 1996, Liggett, together with Brooke, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with Brooke, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and Brooke, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Cigarette Industry - Legislation and Litigation" for discussions of the Castano and the Attorneys General settlements.

         The Omnibus Budget Reconciliation Act of 1993 ("OBRA") required each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994) coincident in time with the issuance of a Presidential proclamation, effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

         On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994, and an audit was conducted by the USDA to verify this certification. Liggett has received from the USDA the results of the audit, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and therefore may be subject to a marketing assessment estimated at approximately $5.5 million, which amount is disputed by Liggett. It is the understanding of Liggett that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, Liggett is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. Liggett is currently engaged in negotiations with the USDA in an effort to resolve this matter on satisfactory terms.

         On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a TRQ on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which levels vary from country to country. Oriental tobacco is exempt from the quota, as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business.

         On February 20, 1996, the United States Trade Representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett. Liggett believes it is unlikely that an end-user licensing system will be adopted because it would likely lead to another GATT proceeding. The end-user licensing system has not been authorized by legislation and it could create significant problems for United States exports in other product markets. However, no assurances can be made that an end-user licensing system will not be adopted.

         In September 1991, the Occupational Safety and Health Administration ("OSHA") issued a Request for Information relating to indoor air quality, including environmental tobacco smoke ("ETS"), in occupational settings. OSHA announced in March 1994 that it would commence formal rulemaking during the year. Hearings were completed during 1995 but it is not anticipated that any regulation will issue prior to the end of 1996. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

         In January 1993, the United States Environmental Protection Agency (the "EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         The State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made as a result of such smoking-related diseases. Although a suit has been commenced to challenge the constitutionality of the Florida legislation, no assurance can be given that it will be successful. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. On March 13, 1996, the Florida legislature considered taking certain action to override the veto of the repealer bill if the requisite vote could be attained, but decided not to take formal action when it was determined that it could not attain the requisite vote. Massachusetts has also recently enacted legislation authorizing lawsuits by the attorney general to recover certain medical assistance payments. See Item 7, "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Cigarette Industry - Legislation and Litigation" and
Note 16 (Contingencies) to the Company's Consolidated Financial Statements for a discussion of such legislation and related litigation, and of Liggett's and Brooke's recent settlement with the Attorneys General of certain states covering certain of these lawsuits.

         All radio and television advertising of cigarettes has been prohibited by federal statute since 1971 and federal law now prohibits smoking aboard aircraft for domestic flights of six hours or less. The United States Interstate Commerce Commission has banned smoking on buses transporting passengers interstate. In addition, the United States Congress and a number of states and local government units have enacted or are considering legislation which is intended to discourage smoking through educational efforts or which imposes various restrictions or requirements relating to smoking including restrictions on public smoking. Certain employers have initiated programs restricting or eliminating smoking in the workplace. Other proposals previously presented to or currently before Congress and certain states and local government units include, but are not limited to, legislative efforts to further restrict or ban the advertising and promotion of cigarettes, to eliminate the income tax deductibility of expenses incurred for such advertising and promotion, to restrict or prohibit smoking in public buildings and other areas, to increase excise taxes, to require additional warnings on cigarette packaging and advertising, to ban vending machine sales, to eliminate the federal preemption defense in product liability actions, to place cigarettes under the regulatory jurisdiction of the FDA and to require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett's operations.

         While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to Liggett's lack of foreign operations and it not having significant export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to grow the existing markets.

         The price of cigarettes includes federal excise taxes at the rate of $12.00 per 1,000 cigarettes. A substantial excise tax increase could accelerate the trend away from smoking.

         Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. Liggett's current operations are conducted in accordance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

         Management believes that Liggett is in compliance in all material respects with the laws regulating cigarette manufacturers except as referred to above with respect to OBRA during 1994.

BROOKE (OVERSEAS) LTD.

         The Company is engaged in the manufacture and sale of cigarettes and the real estate development business in Russia through Liggett-Ducat Ltd. ("LDL"), in which BOL, at March 29, 1996, held a 68% equity interest. BOL is a wholly owned subsidiary of BGLS. In April 1996, BOL entered into a stock purchase agreement to acquire an additional 12% of the outstanding stock of LDL. See Notes 1 (Summary of Significant Accounting Policies) and 4 (Investment in Brooke (Overseas) Ltd.) to the Company's Consolidated Financial Statements.

         LDL, one of Russia's leading cigarette producers since 1892, manufactured and marketed 10.4 billion cigarettes in 1995. LDL produces some of the leading brands in the Russian market including Pegas, Prima and Novosti. The Company plans to build a new cigarette factory utilizing Western cigarette making technology with a capacity of 24 billion units per year. The new factory will produce both American and Russian brands of cigarettes. It is presently anticipated that the new factory will be operational by the end of 1997, although no assurance can be given that this will be the case.

         In addition to cigarette manufacturing, LDL is actively involved in the real estate development business in Moscow. LDL has a 98-year lease for 2.2 acres of land in downtown Moscow at the location of the current cigarette operations. LDL is developing a planned 546,500 square foot class-A American style mixed-use complex on the property in a three-phase program. In 1993, LDL successfully completed the initial phase of the program consisting of the construction and leasing of Ducat Place I, a 46,500 square foot class-A office building. LDL has leased the building to Citibank (on a triple net lease basis) for a five-year period, and prior to taking occupancy, Citibank paid LDL $5.4 million of advance rent for the first two years of the lease agreement. In June of 1995, Citibank paid LDL $6.25 million of advance rent for the remaining three years of the lease agreement. Citibank has subsequently subleased space in Ducat Place I to the European Bank for Reconstruction and Development and Morgan Stanley International. In August 1995, LDL commenced construction on its second building, Ducat Place II, a 150,000 square foot office building which is scheduled for completion during the first quarter of 1997. The third phase, Ducat Place III, is currently planned as a 350,000 square foot mixed-use complex. Construction is scheduled to begin in 1998.

INVESTMENT IN NEW VALLEY

         New Valley is engaged, through its ownership of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), in the investment banking and brokerage business, through its New Valley Realty division, in the ownership and management of commercial real estate, and in the acquisition of operating companies. New Valley is registered under the Exchange Act and files periodic reports and other information with the SEC.

         The Company indirectly holds, through BGLS and BGLS' wholly owned subsidiary New Valley Holdings, Inc. ("NV Holdings"), approximately 42% of the voting interest in New Valley. This approximate 42% interest consists, as of March 29, 1996, of (i) 394,975 shares of common stock (the "New Valley Common Shares") (approximately 0.2% of the class) and 250,885 shares of $3.00 Class B Cumulative Convertible Shares (the "Class B Shares") (approximately 9.0% of the class) held directly by BGLS and (ii) 79,399,254 New Valley Common Shares (approximately 41.4% of the class) and 618,326 $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares (the "Class A Preferred Shares") (approximately 59.7% of the class) held by NV Holdings. See Note 2 (Investment in New Valley Corporation) to the Company's Consolidated Financial Statements.

New Valley's Emergence from Bankruptcy Reorganization Proceedings

         On November 15, 1991, an involuntary petition seeking an order for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") was commenced against New Valley by certain of its bondholders. On March 31, 1993, New Valley consented to the entry of an order for relief under the Bankruptcy Code. On November 1, 1994, the United States Bankruptcy Court for the District of New Jersey entered an order confirming the First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"), which Joint Plan became effective in January 1995. On January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its Joint Plan.

Dispositions Pursuant to the Joint Plan

         Pursuant to the Joint Plan, on November 15, 1994 New Valley sold the assets and operations with which it provided domestic and international money transfer services, bill payment services, telephone cards, money orders and bank card services (collectively, the "Money Transfer Business") which included the capital stock of its subsidiary, Western Union Financial Services, Inc. ("FSI") and certain related assets, to First Financial Management Corporation ("FFMC"), and on January 13, 1995, it sold to FFMC all of the trademarks and tradenames used in the Money Transfer Business and constituting the Western Union name and trademark. The aggregate purchase price was approximately $1.193 billion, including $893 million in cash and $300 million representing the assumption by FFMC of substantially all of New Valley's obligations under its pension plan. Pursuant to the Joint Plan, all of New Valley's debt and allowed claims were satisfied in full and all classes of equity and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

         Through October 1, 1995, New Valley was engaged in the messaging services business through its wholly owned subsidiary, Western Union Data Services Company, Inc. ("DSI"). On October 31, 1995, New Valley completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of DSI to FFMC for $20 million in cash, subject to certain adjustments. This transaction was effective as of October 1, 1995.

Acquisitions by New Valley

         Ladenburg, Thalmann & Co. Inc. On May 31, 1995, New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer which has been a member of the New York Stock Exchange since 1876. Its specialties include investment banking, trading, research, market making, client services, institutional sales and asset management.

         Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities and over-the-counter trading areas include trading a variety of financial instruments in both national and international markets. Ladenburg's client services and institutional sales departments serve accounts worldwide and its asset management area provides investment management and financial planning services to individuals and institutions.

         Ladenburg is a wholly-owned subsidiary of Ladenburg, Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. Since the acquisition of Ladenburg, through March 29, 1996 New Valley has contributed approximately $34 million to the capital of Ladenburg Group. See
Note 2 (Acquisition) to New Valley's Consolidated Financial Statements attached to this report.

         New Valley Realty Division. On January 10 and January 11, 1996, New Valley acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing. The Office Buildings and Shopping Centers are being operated through New Valley's recently established division, New Valley Realty.

         The Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. New Valley acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller is an affiliate of Bellemead Development Corporation, which is indirectly wholly owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows:
(i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan;
(ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan;
(iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in

1991. The gross square footage of the Office Buildings ranges from approximately 50,300 square feet to approximately 244,000 square feet.

         On January 11, 1996, New Valley acquired the Shopping Centers from various limited partnerships (AP Century I., L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P., AP Century VIII, L.P., and AP Century IX, L.P.) (each, a "Partnership") for an aggregate purchase price of $72.5 million. Each Partnership is an affiliate of Apollo Real Estate Investment Fund, L.P. ("Apollo"). The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. New Valley acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of March 31, 1996, the aggregate occupancy of the Shopping Centers was approximately 93%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

         The purchase price was paid for the Shopping Centers as follows: (i) $3.9 million for the Marathon Shopping Center property, located in Marathon, Florida; (ii) $9.8 million for the Village Royale Plaza Shopping Center property, located in Royal Palm Beach, Florida; (iii) $6.0 million for the University Place property, located in Lincoln, Nebraska; (iv) $9.6 million for the Coronado Shopping Center property, located in Santa Fe, New Mexico; (v) $7.3 million for the Holly Farm Shopping Center property, located in Milwaukee, Oregon; (vi) $10.6 million for the Washington Plaza property, located in Richland, Washington; (vii) $12.4 million for the Marysville Towne Center property, located in Marysville, Washington; and (viii) $12.9 million for the Kanawha Mall property, located in Charleston, West Virginia (the properties described in clauses (i), (ii), (v), (vii) and (viii) are subject to an underlying mortgage in favor of a single lender and are referred to collectively as the "Properties"). See Note 21 (Subsequent Events) to New Valley's Consolidated Financial Statements attached to this report.

         The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. As of March 21, 1996, an affiliate of Apollo and the Partnerships was the holder of debt securities of BGLS.

         Thinking Machines Corporation. On January 11, 1996, Ladenburg, Thalmann Capital Corp. ("Ladenburg Capital"), the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "Plan") of Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of parallel software for high-end and networked computer systems, made a $10.6 million convertible bridge loan (the "Loan") to TMCA Corp. ("TMCA"), an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines.

         On February 8, 1996, the date of confirmation of the Plan, Thinking Machines emerged from bankruptcy and pursuant to the Plan, TMCA merged into Thinking Machines thereby converting the Loan into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines will use the Loan proceeds to help fund its advanced product development and marketing. See Note 21 (Subsequent Events) to New Valley's Consolidated Financial Statements attached to this report.

         RJR Nabisco Holdings Corp. In August, 1995, New Valley filed a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the acquisition of up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Holdings") in the open market. On August 29, 1995, the waiting period under such notification expired. As of March 29, 1996, New Valley held approximately 5.2 million shares of RJR Holdings common stock, representing approximately 1.9% of RJR Holdings' outstanding common stock. As of March 29, 1996, New Valley's cost for such shares and the amount of related margin loan financing were approximately $158 million and approximately $83.5 million, respectively. For additional information concerning New Valley's investment in RJR Holdings and the Company's and BGLS's involvement with respect thereto and related matters, see "Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Certain Matters Relating to RJR Holdings". See Notes 5 (Investment Securities) and 21 (Subsequent Events) to New Valley's Consolidated Financial Statements attached to this report.

         Miscellaneous Investments. On February 1, 1995, New Valley acquired, for $12.7 million, a 28.2% equity interest in a holding company that owned a 16.5% voting interest in Empresa Brasileira de Aeronautica, S.A., a Brazilian airplane manufacturer.

         In addition, as of December 31, 1995, New Valley had investments in limited partnerships of $18.7 million and an equity investment in a software company of $1.0 million. The principal business of such partnerships is investing in a variety of securities. New Valley is in the process of liquidating its interest in certain of the limited partnerships. During the fourth quarter of 1995, New Valley recognized an impairment loss of approximately $12 million on certain of its investments. See Note 6 (Long-Term Investments) to New Valley's Consolidated Financial Statements attached to this report.

         New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that New Valley will be successful in targeting or consummating any such acquisitions.

         The Investment Company Act of 1940, as amended (the "Investment Company Act"), and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through New Valley's acquisition of the investment banking and brokerage business of Ladenburg and its acquisition of the Office Buildings and Shopping Centers (see "Acquisitions by New Valley - Ladenburg, Thalmann & Co. Inc." and "- New Valley Realty Division", above), New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. However, no assurance can be given that New Valley will continue to operate below the 40% threshold, and accordingly, there may be risk that New Valley will become subject to the Investment Company Act. If New Valley were required to register under the Investment Company Act, it would be subject to a number of material restrictions on its operations, capital structure and management, including without limitation its ability to enter into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company may be in violation of the Investment Company Act and may be adversely affected by the restrictions of the Investment Company Act. In addition, registration under the Investment Company Act by New Valley would constitute a violation under the Indenture (as defined below).

COM PRODUCTS

         The Company is involved in the microfilm products distribution business through Com Products, a wholly owned subsidiary of BGLS. Com Products is a distributor of microfilm and related supply products which are utilized in computer and camera recording systems. These products are used to record, store and retrieve business records. Com Products has customers in the banking, financial, insurance, and aerospace industries, among others, and services various government accounts.

THE SERIES A/SERIES B EXCHANGE OFFER AND RELATED MATTERS

         On January 30, 1996, BGLS exchanged (i) its 15.75% Series A Senior Secured Notes due 2001 (the "Series A Notes") for all of its outstanding 13.75% Series 2 Senior Secured Notes due 1997 and (ii) its 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes") for substantially all of its outstanding 14.500% Subordinated Debentures due 1998. Pursuant to a registered exchange offer under the Securities Act of 1933, as amended, all of the Series A Notes were exchanged for an equal principal amount of registered Series B Notes. The Series A Notes and the Series B Notes were issued under an indenture dated as of January 1, 1996 (the "Indenture") between BGLS, as issuer, and Fleet National Bank of Massachusetts, as trustee. As of March 29, 1996, approximately $233,000,000 of the Series B Notes were outstanding. See
Note 8 (Notes Payable, Long-Term Debt and Other Obligations) to the Company's Consolidated Financial Statements.

        Certain Restrictions under the Indenture. The Indenture contains, among other things, restrictions on BGLS' ability to incur indebtedness, make certain payments and investments, and enter into certain transactions with affiliates. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Resources and Liquidity". For further information concerning restrictions on BGLS under the Indenture, reference is made to the Indenture incorporated as an exhibit to this report and incorporated by reference herein. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley.

                                                                              16
CERTAIN DISPOSITIONS AND OTHER MATTERS

         Through 1994, the Company held a majority interest in MAI Systems Corporation ("MAI"). This interest was distributed in the form of a special dividend to the Company's common stockholders on February 13, 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction". The Company also previously owned SkyBox International, Inc. ("SkyBox"). Most of this interest was distributed to the Company's common stockholders in the form of a special dividend on October 6, 1993. On March 27, 1995, the Company divested its remaining indirectly held shares of SkyBox common stock through open market sales. On March 29, 1995, SkyBox redeemed the Company's remaining indirect holdings of its preferred stock. See Note 5 (Discontinued Operations) to the Company's Consolidated Financial Statements.

         The Company and BGLS are presently considering a reorganization in which, among other things, all of the assets of BGLS other than Liggett, would be transferred to a newly formed holding company that would hold all of the capital stock of the Company ("Holdco"). Holdco would retain an indirect interest in Liggett through its ownership of the Company.

EMPLOYEES

         At April 12, 1996, the Company and its consolidated subsidiaries had approximately 1,741 full-time employees, of whom approximately 637 were employed by Liggett and approximately 1,050 were employed by LDL. Additionally, Liggett employs approximately 376 people on a part-time basis. Approximately 36% of the Company's (including its consolidated subsidiaries) employees are hourly employees and are represented by unions. The Company and its consolidated subsidiaries have not experienced any significant work stoppages since 1977, and the Company believes that relations with its employees and their unions are satisfactory.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Miami, Florida. The Company subleases 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which it shares with the Company and New Valley pursuant to an expense-sharing arrangement. The sublease expires on February 28, 1999.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Durham, North Carolina.

Such facilities are both owned and leased. The principal properties owned or leased by Liggett are as follows:

                                                              Owned                   Approximate
                                                                or                    Total Square
         Type                       Location                  Leased                    Footage
         ----                       --------                  ------                    -------

Corporate Office/
  Manufacturing Complex             Durham, NC                Owned                    1,350,000
Warehouse                           Durham, NC                Owned                      203,000
Storage Facilities                  Danville, VA              Owned                      578,000
Distribution Center                 Durham, NC                Leased                     240,000

         Liggett's Durham, North Carolina complex consists of 16 major structures over approximately 25 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

         Liggett leases the Durham, North Carolina distribution center pursuant to a lease which expires in May 1999. Liggett has an option to purchase the leased property at any time during the term of the lease. Liggett utilizes approximately 40% of the distribution center and subleases the remaining 60% to a third party. Liggett also leases excess space in its research facility and corporate offices to third parties.

         On April 9, 1996 Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty, for a sale price of $4.3 million. It is anticipated that closing will occur on or before May 31, 1996.

         LDL has a 98-year lease for 2.2 acres of land in downtown Moscow at the location of the current cigarette operations. In 1993, LDL leased Ducat Place 1, a 46,500 square foot class-A office building to Citibank (on a triple net lease basis) for a five-year period and has received advance rental payments for the full five-year term. In August 1995, LDL commenced construction on its second building Ducat Place II, a 150,000 square foot office building which is scheduled for completion during the first quarter of 1997. The third phase, Ducat Place III, is currently planned as a 350,000 square foot mixed-use complex. Construction is scheduled to begin in 1998.

ITEM 3.  LEGAL PROCEEDINGS

                  Reference is made to Note 16 (Contingencies) of the Company's Consolidated Financial Statements, set forth on pages C-35 through C-43 of this report, which contains a description of certain legal proceedings to which the Company or its subsidiaries is a party and certain related matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

                  During the last quarter of 1995 no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers of the Company, their respective ages, and the positions held with the Company, are listed below. Each of the executive officers of the Company serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of the Company.

                                                             Year individual
                                                             became an executive
Name                       Age     Position                  officer
- ----                       ---     --------                  -------------------
Bennett S. LeBow           58      Chairman of the Board,             1990
                                   President and Chief
                                   Executive Officer

Gerald E. Sauter           52      Vice President, Chief              1993
                                   Financial Officer and
                                   Secretary

Rubin V. Chakalian        60       Chairman of the Board of
                                   Liggett                            1993

                  Bennett S. LeBow (the "Chairman") has been the Chairman of the Board, President and Chief Executive Officer of the Company, a New York Stock Exchange-listed holding company, since June 1990, and has been a director of the Company since October 1986. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS, which directly or indirectly holds the Company's equity interests in several private and public companies. Each of the public companies have been, directly or indirectly, operating companies.

                  The Chairman has been a director of Liggett since June 1990 and Chairman of the Board of Liggett from July 1990 to May 1993. He served as one of three interim Co-Chief Executive Officers from March 1993 to May 1993.

                  He has been Chairman of the Board of New Valley, in which the Company holds an indirect voting interest of approximately 42%, since January 1988, and Chief Executive Officer since November 1994. He has been Chairman of the Board, President and Chief Executive Officer of NV Holdings, an indirect wholly owned subsidiary of the Company which holds certain of the Company equity interest in New Valley, since September 1994.

                  He was a director of MAI Systems Corporation ("MAI"), Brooke's former indirect majority-owned subsidiary, of which the Company distributed its entire 65.2% equity interest in MAI (comprised of common stock) to the Company's stockholders in the form of a special dividend on or about February 13, 1995, from September 1984 to October 1995, its Chairman of the Board from November 1990 to May 1995 and the Chief Executive Officer from November 1990 to April 1993.

                  GERALD E. SAUTER has been Vice President and Chief Financial Officer of the Company since April 1993; Vice President and Chief Financial Officer of BGLS since April 1993; and currently holds various positions with certain BGLS subsidiaries, including Vice President and Treasurer of Eve Holdings, Inc., a wholly-owned subsidiary of Liggett ("Eve"), since October 1992 and a director of Eve since December 1992. Mr. Sauter has been Vice President, Treasurer and Chief Financial Officer of New Valley since November 1994 and currently holds various positions with New Valley's subsidiaries.

                  MR. CHAKALIAN has served as a board member of Liggett since May 1993 and as Liggett's President and Chief Executive Officer from June 1994 until March 1996. Effective April 1, 1996, Mr. Chakalian assumed the title of Chairman of the Board of Liggett. Prior to June 1994, Mr. Chakalian had served as a consultant to Liggett. He assumed these duties after serving as one of three interim co-Chief Executive Officers of Liggett from March 1993 to May 1993. Mr. Chakalian was employed by RJR Holdings in various executive capacities from 1972 to 1987, including Executive Vice President of R.J. Reynolds Tobacco International. He served as a Senior Vice President for the Fine Wines division of Heublein, Inc., a subsidiary of RJR Holdings, between 1987 and 1989. Mr. Chakalian was Associate Dean of the School of Business at San Francisco State in 1989 and 1990. He served as a consultant exclusively to Liggett between January 1991 and January 1993 during which time he advised the company on expanding its international business segment. Mr. Chakalian also serves as a member of the Board of Directors of LDL.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                  The Company's common stock, $.10 par value per share (the "Common Stock"), is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "BGL". The high and low sale prices for a share of Common Stock on the NYSE, as reported by the NYSE, for each fiscal quarter of 1995 and 1994 were as follows (in dollars):

Year                                        High                    Low
- ----                                        ----                    ---

1995:

First Quarter                               4 1/4                  3 15/64
Second Quarter                              5 1/2                  3 1/8
Third Quarter                               11 3/8                 4 3/8
Fourth Quarter                              9 7/8                  6 5/8

1994:

First Quarter                               2 1/4                  1 1/2
Second Quarter                              2                      1 1/4
Third Quarter                               5 3/8                  1 3/8
Fourth Quarter                              4 1/2                  2 5/8

HOLDERS

                  At April 12, 1996, there were 380 holders of record of the Common Stock.

DIVIDENDS

                  During 1995, the Company declared and paid regular quarterly cash dividends of $.075 per share on the Common Stock. The declaration of future cash dividends is within the discretion of the Board of Directors of the Company and is subject to a variety of contingencies such as market conditions, earnings and the financial condition of the Company as well as the availability of cash. The payment of dividends and other distributions to the Company by BGLS are subject to the Indenture. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" and Note 8 (Notes Payable, Long-Term Debt and Other Obligations) to the Company's Consolidated Financial Statements. No cash dividends were paid on the Common Stock during 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                  See "Consolidated Five-Year Financial Summary" on page A-1 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages B-1 through B-16 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") dated April 15, 1996, are set forth on pages C-1 through C-49 and quarterly financial results on page C-48 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  This information is contained in the Company's definitive Proxy Statement for its 1996 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

                  This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This information is contained in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  INDEX TO 1996 CONSOLIDATED FINANCIAL STATEMENTS:

                  The Company's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand dated April 15, 1996, appears on pages C-1 through C-49 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (a)(2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II Valuation and Qualifying Accounts .........................Page C-49

         (a)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of the report on Form 10-K:

                                INDEX OF EXHIBITS

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

      *    3.1     Restated Certificate of Incorporation of Liggett Group Inc. (the
                   predecessor to Brooke Group Ltd. (the "Company"))
                   (incorporated by reference to the Company's Registration
                   Statement on Form S-1, Commission File No. 33-16868).

      *   3.2      Certificate of Amendment of the Restated Certificate of
                   Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1990).

      *   3.3      Amended and Restated By-Laws of the Company, effective
                   December 5, 1995 (incorporated by reference to the Company's current Report on Form 8-K dated December 5, 1995).

      *    3.4     Certificate of Designations of Series A Junior Convertible
                   Participating PIK Preferred Stock, Series B Junior Convertible
                   Participating Reset Preferred Stock, Series C Junior Convertible
                   Participating Reset Preferred Stock and Series D Junior
                   Convertible Participating Reset Preferred Stock (incorporated by reference to the Company's Form 10-Q for the quarter
                   ended September 30, 1990).

      *    3.5     Certificate of Designation of Series E Junior Convertible
                   Participating Preferred Stock of the Company (incorporated by reference to the Company's Report on Form 8-K dated October
                   29, 1993).

      *    3.6     Certificate of Designation of Series F Junior Convertible
                   Participating Preferred Stock of the Company (incorporated by reference to the Company's Report on Form 8-K dated October
                   29, 1993).

      *    3.7     Certificate of Designation of Series G Junior Convertible
                   Participating Preferred Stock of the Company (incorporated by reference to the Company's Form 10-K for the fiscal year
                   ended 1993).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    4.1     Indenture, dated as of January 1, 1996, between BGLS Inc.
                   ("BGLS") and Fleet National Bank of Massachusetts ("Fleet"),
                   as Trustee, relating to the "Series A Notes" and the 15.75%
                   Series B Senior Secured Notes due 2001 (the "Series B
                   Notes"), including the form of Series A Note and the form of
                   Series B Note (the "Series A and Series B Indenture")
                   (incorporated by reference to exhibit 4.1 in BGLS's
                   Registration Statement on Form S-4 dated December 19, 1995,
                   Commission File Number 33-80593).

      *    4.2     Pledge and Security Agreement, dated as of January 1,
                   1996, between BGLS and Fleet, as Trustee under the Series A and Series B Indenture (incorporated by reference to exhibit
                   4.2 in BGLS's Registration Statement on Form S-4 dated
                   December 19, 1995, Commission File Number 33-80593).

      *    4.3     A/B Exchange and Registration Rights Agreement, dated as of
                   November 21, 1995, among the Company, BGLS, AIF II L.P.,
                   Artemis America Partnership, Tortoise Corp., and Mainstay
                   High Yield Corporate Bond Fund (incorporated by reference to exhibit 4.3 in BGLS's Registration Statement on Form S-4
                   dated December 19, 1995, Commission File Number 33-
                   80593).

      *    4.4     Pledge and Security Agreement, dated as of January 1,
                   1996, between New Valley Holdings, Inc. and Fleet, as Trustee under the Series A and Series B Indenture (incorporated by reference to exhibit 4.4 in BGLS's Registration Statement on
                   Form S-4 dated December 19, 1995, Commission File Number 33-
                   80593).

      *    4.5     Indenture, dated as of September 30, 1994, between BGLS and
                   Shawmut Bank, N.A. ("Shawmut"), as Trustee, relating to the
                   13.75% Series 2 Senior Secured Notes due 1995 (the "Series 2
                   Notes"), including the form of Series 2 Note (the "Series 2
                   Indenture") (incorporated by reference to exhibit 4(ii) in the
                   Company's Form 8-K dated September 2, 1994, Commission
                   File Number 1-5759).

      *    4.6     Pledge Agreement, dated as of September 30, 1994, between
                   BGLS and Shawmut, as Trustee under the Series 2 Indenture
                   (incorporated by reference to exhibit 10(ae) in the Company's
                   Form 8-K dated September 2, 1994, Commission File Number
                   1-5759).


    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    4.7     Indenture, dated April 1, 1988, between BGLS and First Trust
                   National Association ("First Trust"), as Trustee, relating to the
                   Subordinated Debentures (the "14.5% Debenture Indenture")
                   (incorporated by reference to exhibit 4(ff) in the Company's
                   Form 10-Q for the quarter ended September 30, 1990,
                   Commission File Number 1-5759).

      *    4.8     First Supplemental Indenture, dated September 4, 1990, to
                   the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(f) in the
                   Company's Form 10-K for the year ended December 31, 1990,
                   Commission File Number 1-5759).

      *    4.9     Second Supplemental Indenture, dated November 19, 1990,
                   to the 14.5% Debenture Indenture, between BGLS and First
                   Trust, as Trustee (incorporated by reference to exhibit 4(g)
                   in the Company's Form 10-K for the year ended December 31,
                   1990, Commission File Number 1-5759).

      *    4.10    Third Supplemental Indenture, dated November 19, 1990,
                   to the 14.5% Debenture Indenture, between BGLS and First
                   Trust, as Trustee (incorporated by reference to exhibit 4(i)
                   in the Company's Form 10-K for the year ended December 31,
                   1990, Commission File Number 1-5759).

      *    4.11    Fourth Supplemental Indenture, dated October 22, 1993,
                   to the 14.5% Debenture Indenture, between BGLS and First
                   Trust, as Trustee (incorporated by reference to exhibit 4(y)
                   in the Company's Form 10-Q for the quarter ended September
                   30, 1993, Commission File Number 1-5759).

      *    4.12    Fifth Supplemental Indenture, dated January 18, 1995, to
                   the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(e) in the
                   Company's Form 10-K for the year ended December 31, 1994,
                   Commission File Number 1-5759).

      *    4.13    Sixth Supplemental Indenture, dated as of January 26,
                   1996, to the 14.5% Debenture Indenture, between BGLS and
                   First Trust, as Trustee (incorporated by reference to exhibit
                   4.13 in BGLS's Registration Statement on Form S-4 dated
                   December 19, 1995, Commission File Number 1-5759).

                                                                              26

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

      *    4.14    Indenture, dated February 14, 1992 among Liggett Group Inc.
                   ("Liggett"), Eve Holdings Inc. ("Eve") and Bankers Trust
                   Company, as Trustee ("Bankers Trust"), including the Forms of
                   Series A Notes and Series B Notes and the Guaranty thereon
                   (the "Liggett Indenture") (incorporated by reference to exhibit
                   4(m) in the Company's Form 10-K for the year ended
                   December 31, 1991, Commission File No. 1-5759).

      *    4.15    First Supplemental Indenture, dated January 26, 1994,
                   including the Form of Series C Variable Rate Senior Secured
                   Note and the Guaranty thereon (incorporated by reference to exhibit 4.2 in Liggett's Registration Statement on Form S-1,
                   Commission File No. 33-75224).

      *    4.16    Security Agreement, dated February 14, 1992 among
                   Liggett, Eve and Bankers Trust (the "Security Agreement")
                   (incorporated by reference to exhibit 4(n) in the Company's
                   Form 10-K for the year ended December 31, 1991, Commission
                   File No. 1-5759).

      *    4.17    Amendment No. 1 to the Security Agreement, dated January
                   26, 1994 (incorporated by reference to exhibit 4.4 in
                   Liggett's Registration Statement on Form S-1, Commission File
                   No. 33-75224).

      *    4.18    Deed of Trust and Assignment of Rents, Leases and
                   Leasehold Interests dated February 14, 1992 by Liggett to
                   Bankers Trust relating to each of the Virginia and North
                   Carolina properties, (the "Deed of Trust") (incorporated by reference to exhibit 4(o) in the Company's Form 10-K for the year ended December 31, 1991, Commission File No. 1-5759).

      *    4.19    Amendment No. 1 to the Deed of Trust (North Carolina),
                   dated January 26, 1994 (incorporated by reference to exhibit
                   4.6 in Liggett's Registration Statement on Form S-1,
                   Commission File No. 33-75224).

      *    4.20    Amendment No. 1 to the Deed of Trust (Virginia), dated
                   January 26, 1994 (incorporated by reference to exhibit 4.7 in
                   Liggett's Registration Statement on Form S-1, Commission File
                   No. 33-75224).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    4.21    Loan and Security Agreement, dated as of March 8, 1994
                   in the amount of $40,000,000 between Liggett and Congress
                   Financial Corporation (incorporated by reference to exhibit
                   10(yy) in the Company's Form 10-K for the year ended December
                   31, 1933, Commission File No. 1-5759).

       *   4.22    First Amended Joint Chapter 11 Plan of Reorganization for
                   New Valley Corporation ("New Valley") dated September 27,
                   1994, Notice of Modification to the First Amended Joint
                   Chapter 11 Plan of Reorganization dated October 20, 1994 and
                   Plan Amendment dated October 28, 1994, all as confirmed by the United States Bankruptcy Court for the District of New
                   Jersey, Newark Division on November 1, 1994 (incorporated by reference to exhibit 2 in the Company's Form 10-K for the
                   year ended December 31, 1993, Commission File No. 1-2493).

       *   4.23    Order Confirming First Amended Joint Chapter 11 Plan of
                   Reorganization for New Valley entered by the Bankruptcy Court on November 1, 1994 (incorporated by reference to exhibit
                   99(b) in New Valley's Form 10-Q for the quarterly period
                   ended September 30, 1994).

       *   10.1    Corporate Services Agreement, dated as of June 29, 1990
                   between Brooke and Liggett (incorporated by reference to
                   exhibit 10.10 in BGLS's Registration Statement on Form S-1,
                   Commission File No. 33-47482).

       *   10.2    Corporate Services Agreement, dated June 29, 1990
                   between the Company and Liggett (incorporated by reference to exhibit 10.11 in Liggett's Registration Statement on Form
                   S-1, Commission File No. 33-47482).

       *   10.3    Services Agreement, dated January 1, 1992 between the
                   Company and Liggett (the "Liggett Services Agreement")
                   (incorporated by reference to exhibit 10.13 of Liggett's
                   Registration Statement on Form S-1, Commission File
                   No. 33-47482).

       *   10.4    First Amendment, dated as of November 30, 1993, between
                   the Company and Liggett, to the Liggett Services Agreement
                   (incorporated by reference to exhibit 10.6 of BGLS's
                   Registration Statement on Form S-1, Commission File
                   No. 33-93576).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    10.5    Employment Agreement, dated February 21, 1992, between
                   the Company and Bennett S. LeBow (incorporated by reference to exhibit 10(xx) in the Company's Form 10-K for the year
                   ended December 31, 1991).

      *   10.6     Employment Agreement, dated June 1, 1994, between Liggett
                   and Rouben V. Chakalian (incorporated by reference to exhibit
                   10.13 of Liggett's Registration Statement on Form S-1,
                   Commission File No. 33-75224).

      *    10.7    Tax-Sharing Agreement, dated June 29, 1990, among the
                   Company, Liggett and certain other entities (incorporated by reference to exhibit 10.12 in BGLS's Registration Statement on Form S-1, Commission File No. 33-47482).

       *   10.8    Lease with respect to Liggett's distribution center in
                   Durham, North Carolina, including letter agreement extending term of Lease (incorporated by reference to exhibit 10.15 in
                   BGLS's Registration Statement on Form S-1, Commission File
                   No. 33- 47482).

       *   10.9    Tax Indemnity Agreement, dated as of October 6, 1993,
                   among the Company, Liggett and certain other entities
                   (incorporated by reference to exhibit 10.2 in SkyBox's Form
                   10-Q for the quarter ended September 30, 1993, Commission
                   File No. 0- 22126).

       *  10.10    Exchange and Termination Agreement, dated as of
                   September 30, 1994, among the Company, BGLS, AIF, Artemis
                   America LLC and Mainstay (incorporated by reference to
                   exhibit 10(ac) in the Company's Form 8-K dated September 2,
                   1994, Commission File No. 1-5759).

       *  10.11    Exchange Agreement, dated as of November 21, 1995,
                   among the Company, BGLS, AIF, Artemis Partnership, Tortoise,
                   Starfire Holding Corporation and Mainstay (incorporated by reference to exhibit 10.13 in BGLS's Registration Statement on Form S-4 dated December 19, 1995, Commission File Number
                   33-80593).

       *  10.12    Registration Rights Agreement, dated as of January 1,
                   1996, among the Company, New Valley, BGLS and Fleet, as
                   Trustee (incorporated by reference to exhibit 10.14 in BGLS's
                   Registration Statement on Form S-4 dated December 19, 1995,
                   Commission File Number 33-80593).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

       *  10.13    Second Amendment to Services Agreement, dated as of
                   October 1, 1995, by and between Brooke Management Inc., the
                   Company and Liggett (incorporated by reference to Exhibit
                   10(c) in BGLS's Form 10-Q for the quarter ended September 30,
                   1995).

       *  10.14    Agreement among BGLS, the Company and High River
                   Limited Partnership ("High River"), dated October 17, 1995
                   (incorporated by reference to Exhibit 10(b) in the Company's
                   Form 10-Q for the quarter ended September 30, 1995).

       *  10.15    Letter Agreement among BGLS, the Company and High River
                   dated November 5, 1995 (incorporated by reference to Exhibit
                   10(a) in the Company's Form 10-Q for the quarter ended
                   September 30, 1995).

       *  10.16    Termination and Release Agreement, dated as of December 13,
                   1995, by and between BGLS, Gary Winnick Trust No. 3,
                   CAL-W Associates and M.D.C. Holdings, Inc. (incorporated by reference to exhibit 10.18 in BGLS's Registration Statement on
                   Form S-4 dated December 19, 1995, Commission File Number
                   33-80593).

       *  10.17    Agreement between New Valley and the Company, dated as
                   of December 27, 1995 (incorporated by reference to exhibit
                   10.19 in BGLS's Registration Statement on Form S-4 dated
                   December 19, 1995, Commission File Number 33-80593).

     *    10.18    Expense Sharing Agreement, made and entered into as of
                   January 18, 1995, by and between the Company and New Valley
                   (incorporated by reference to Exhibit 10(d) in the Company's
                   Form 10-Q for the quarter ended September 30, 1995).

     *    10.19    Stock Option Agreement, dated January 25, 1995, by and
                   between the Company and Howard M. Lorber (incorporated by
                   reference to Exhibit 10(g) in the Company's Form 10-K for the
                   year ended December 31, 1995).

     *    10.20    Agreement among the Company, ALKI and High River, dated
                   October 17, 1995 (the "High River Agreement") (incorporated by reference to Exhibit 10(d) in the Company's Quarterly
                   Report on Form 10-Q for the quarterly period ended September
                   30, 1995).


    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

     *    10.21    Letter Amendment, dated October 17, 1995, to the High
                   River Agreement (incorporated by reference to Exhibit 10(e)
                   in the Company's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1995).

     *    10.22    Letter Amendment, dated November 5, 1995, to the High
                   River Agreement (incorporated by reference to Exhibit 10(f)
                   in the Company's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1995).

     *    10.23    Agreement, dated December 28, 1995, between Jefferies,
                   the Company, BGLS and Liggett (the "Jefferies Agreement")
                   (incorporated by reference to Exhibit 7 in the Schedule 13D filed by, among others, the Company with the SEC on March 11,
                   1996, as amended, with respect to the common stock of RJR
                   Nabisco Holdings Corp. (the "Schedule 13D")).

     *    10.24    Letter Amendment, dated February 28, 1996, to the
                   Jefferies Agreement (incorporated by reference to Exhibit 7 in the Schedule 13D).

          10.25    Amended and Restated Consulting Agreement, dated as of
                   March 1, 1996, between the Company and Howard M. Lorber.

       *  10.26    Settlement Agreement, dated March 12, 1996, by and between
                   Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco
                   Company, Inc. et al., Civil No. 94-1044, United States District
                   Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett, as supplemented by the letter agreement dated
                   March 14, 1996 (incorporated by reference to exhibit 13 in the
                   Schedule 13D).

       *  10.27    Settlement Agreement, dated March 15, 1996, by and
                   among the State of West Virginia, State of Florida, State of
                   Mississippi, Commonwealth of Massachusetts, and State of
                   Louisiana and the Company and Liggett (incorporated by
                   reference to exhibit 15 in the Schedule 13D).

          10.28    Stock Purchase Agreement, dated April 3, 1996, among
                   Liggett-Ducat Ltd. ("LDL"), Belgrave Limited ("Belgrave"),
                   Edward Z. Nakhamkin ("Nakhamkin") and Brooke (Overseas)
                   Ltd. ("BOL").

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


          10.29    Consulting Agreement, dated April 3, 1996, among BOL,
                   Belgrave and Nakhamkin.

          10.30    Pledge Agreement, dated April 3, 1996, between BOL and
                   Belgrave.

           21      Subsidiaries of the Company.

           27      Financial Data Schedule.

     *    99.1     Stipulation and Agreement of Compromise and Settlement
                   in connection with an action in the Court of Chancery of the
                   State of Delaware in and for New Castle County entitled
                   Gyetyan v. Bennett S. LeBow et al., Civil Action No. 12998
                   (incorporated by reference to the Company's Form 8-K dated
                   June 2, 1994).

- -------------------

*        Incorporated by reference

                  (B)     REPORTS ON FORM 8-K:

         The Company filed the following reports on Form 8-K during the fourth quarter of 1995:

                  Date                   Items         Financial Statements
                  ----                   -----         --------------------

         1.  October 2, 1995             5,7                  None
         2.  November 27, 1995           5,7                  None
         3.  December 5, 1995            5,7                  None

                                BROOKE GROUP LTD.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995
                   ITEMS 6, 7, 8, 14(a) (1) AND (2), AND 14(d)

                                    INDEX TO
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                  Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Schedule of the Registrant and its subsidiaries, required to be included in Items 6, 7, 8, 14(a) (1) and
(2), and 14(d) are listed below:

                                                                          Page
                                                                          ----

SELECTED FINANCIAL DATA...................................................A-1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS .......................................B-1

FINANCIAL STATEMENTS:

         Brooke Group Ltd.

         Report of Independent Accountants................................C-1

         Consolidated Balance Sheets as of December 31, 1995
                  and 1994................................................C-3

         Consolidated Statements of Operations for the years
                  ended December 31, 1995, 1994 and 1993..................C-5

         Consolidated Statements of Stockholders' Equity
                  (Deficit) for the years ended December 31, 1995,
                  1994 and 1993...........................................C-6

         Consolidated Statements of Cash Flows for the years
                  ended December 31, 1995, 1994, and 1993.................C-7

         Notes to Consolidated Financial Statements.......................C-9

         FINANCIAL STATEMENT SCHEDULE:

         Schedule II -- Valuation and Qualifying Accounts...................C-49

         Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Company's Consolidated
Financial Statements or accompanying Notes.

         New Valley Corporation

         Reports of Independent Accountants.................................C-50

         Consolidated Balance Sheets as of December 31, 1995

                  and 1994..................................................C-52

         Consolidated Statements of Operations for the years ended

                  December 31, 1995, 1994 and 1993..........................C-53

         Consolidated Statements of Changes in Non-redeemable Preferred
                  Shares, Common Shares and Other Capital (Deficit) for the
                  years ended December 31, 1995, 1994 and 1993..............C-55

         Consolidated Statements of Cash Flows for the years

                  ended December 31, 1995, 1994 and 1993....................C-56

         Notes to the Consolidated Financial Statements.....................C-58

         MAI Systems Corporation

         Report of Independent Accountants..................................C-82

ITEM  6.                           SELECTED FINANCIAL DATA


         The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Report.

                                              --------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                              --------------------------------------------------------------------------------
                                                 1995             1994             1993             1992             1991
                                              --------------------------------------------------------------------------------
                                                             (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS INFORMATION

Revenues(1) . . . . . . . . . . . . . .       $461,459         $479,343         $493,041         $632,791         $632,151
Restructuring charges . . . . . . . . .                                          (11,913)                           (2,200)
(Loss) income from continuing operations       (45,344)         (17,991)         (69,228)          (7,724)         (36,381)
Income (loss) from discontinued
    operations(2)   . . . . . . . . . .         21,229          174,683           62,001         (232,397)        (113,245)
(Loss) income from extraordinary items          (9,810)         (46,597)         153,741            7,994
Net (loss) income . . . . . . . . . . .        (33,925)         110,095          106,780         (232,127)        (149,626)
(Loss) income from continuing operations
  per share(3)  . . . . . . . . . . . .          (1.56)           (1.02)           (4.19)           (1.10)           (1.98)
Income (loss) from discontinued operations
  per share   . . . . . . . . . . . . .           1.16             9.92             3.45           (11.01)           (4.93)
(Loss) income from extraordinary items
  per share   . . . . . . . . . . . . .          (0.54)           (2.65)            8.55             0.38
Net (loss) income per share(3)  . . . .          (0.94)            6.25             5.60           (11.73)           (6.91)
Cash distributions declared per common
  share(4)  . . . . . . . . . . . . . .           0.30                                               0.42             0.70


BALANCE SHEET INFORMATION
(AT PERIOD END):

Current assets  . . . . . . . . . . . .       $ 95,902         $ 87,504         $114,411         $256,160         $299,552
Total assets  . . . . . . . . . . . . .        225,620          229,425          164,819          366,206          581,252
CVR liability, short-term(5)  . . . . .                                                            44,943
Current liabilities . . . . . . . . . .        119,177          144,351          220,207          493,631          467,019
Notes payable, long-term debt and
  other obligations, less current portion      406,744          405,798          389,671          452,188          329,845
Noncurrent employee benefits, deferred
  credits and other long-term liabilities       55,803           54,128           69,623           65,332           89,328
CVR liability, long-term(5)  . . . . . .                                                                            23,971
Minority interest . . . . . . . . . . .                                                                              2,150
Preferred stock of subsidiary . . . . .                                                                              7,288
Stockholders' equity (deficit)  . . . .       (356,104)        (374,852)        (514,682)        (644,945)        (338,349)

- -------------------------

(1) Revenues include federal excise taxes of $123,420, $131,877, $127,341, $147,701 and $171,029, respectively.
(2) See Note 5 to the Company's Consolidated Financial Statements, "Discontinued Operations".
(3) Per share computations include the impact of New Valley Corporation's repurchase of the Class A Preferred Shares in 1995 and the impact of the CVR liability as described in Note 1(q) to the Company's Consolidated Financial Statements in the years 1993, 1992 and 1991.
(4) Cash dividends declared per common share exclude other distributions. See Company's Consolidated Statements of Stockholders' Equity (Deficit).
(5) See Notes 13 and 16 to the Company's Consolidated Financial Statements for information regarding Contingent Value Rights ("CVRs").

ITEM  7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

The following discussion provides an assessment of the results of operations, capital resources and liquidity of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of BGLS, Liggett, BOL, NV Holdings, other less significant subsidiaries and, as of December 29, 1995, LDL.

The Company holds an equity interest in New Valley, which sold its money transfer business in November 1994 and its messaging service business in 1995. (See Notes 2 and 5 to the Company's Consolidated Financial Statements). Accordingly, the Company's earnings from discontinued operations for the year ended December 31, 1994 and 1995 reflect its portion of the gains ($139,935 and $5,231, respectively) on disposal of those operations. The Company accounts for its share of earnings based on its ownership of New Valley common and preferred stock, which at December 31, 1995 was approximately 42% and 56%, respectively. The common shares are accounted for pursuant to the equity method; the Class A Preferred Shares and the Class B Preferred Shares (which Class B shares were acquired in 1995) are accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".

On February 13, 1995, the Company distributed a special dividend of one share of MAI common stock for every six shares of the Company's common stock (the "MAI Distribution"). See Note 5 to the Company's Consolidated Financial Statements.

On October 6, 1993, the Company effected the SkyBox distribution. On March 27, 1995, the Company sold its remaining common shares (593,572) of SkyBox for $9,284. In addition, on March 29, 1995 SkyBox redeemed the remaining preferred stock held by the Company in the amount of $4,000 plus accrued dividends. Results of these entities have been reclassified as discontinued operations for all periods presented. See Note 5 to the Company's Consolidated Financial Statements.

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco and real estate.


RECENT DEVELOPMENTS


Certain Matters Relating to RJR Holdings. On August 28, 1995, New Valley received approval from the Federal Trade Commission to purchase up to fifteen percent (15%) of the voting securities of RJR Holdings.

On October 17, 1995, New Valley entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, New Valley sold approximately 1,600,000 shares of RJR Holdings common stock to High River for an aggregate purchase price of $51,000 and the parties agreed that New Valley and High River would each invest up to approximately $150,000 in shares of RJR Holdings common stock and may invest up to $250,000 in shares of RJR Holdings' common stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The Agreement also provides for the parties to make certain other payments to each other under certain circumstances, including a net profit override to High River equal to 20% of New Valley's profit in RJR Holdings common stock, after certain expenses as defined in the Agreement. Similarly, on October 17, 1995, the Company and BGLS entered into an agreement, as amended (the "High River Agreement"), with High River.

Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Holdings to effectuate an immediate spinoff of its food business, Nabisco Holdings Corp. ("Nabisco"). Among other things, the Company agreed to solicit the holders of RJR Holdings common stock to adopt an advisory resolution approving an immediate spinoff of Nabisco to RJR stockholders (the "Spinoff Resolution"). Among other things, High River agreed in the High River Agreement to grant a written consent to, among others, the Spinoff Resolution with respect to all shares of RJR Holdings common stock held by it and to grant a proxy with respect to all such shares in the event that the Company seeks to replace RJR Holdings' incumbent Board of Directors at its 1996 annual stockholders' meeting with a slate of directors committed to effect the spinoff. The Company and BGLS agreed not to engage in certain transactions with RJR Holdings (including a sale of Liggett or a sale of its RJR Holdings common stock to RJR Holdings) and not to take certain other actions to the detriment of RJR Holdings shareholders. High River also agreed that it would not engage in such transactions or take such other actions while the agreement was in effect. In the event that any signatory engages in such transactions or takes such other actions, the High River Agreement provides that the party so doing must pay a fee of $50,000 to the other, except under certain limited circumstances. Any party to the High River Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The High River Agreement also provides that BGLS pay certain other fees to High River under certain circumstances.

On November 20, 1995, the Company, acting to preserve its right to nominate a slate of directors at RJR Holdings' 1996 annual stockholders' meeting, submitted to RJR Nabisco information with respect to nominees committed to an immediate spinoff of Nabisco.

On December 27, 1995, New Valley entered into an agreement with the Company pursuant to which it agreed to pay directly or reimburse the Company and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with pursuing the completed consent solicitation and the proxy solicitation (described below). New Valley has also agreed to pay to BGLS a fee of 20% of the net profit received by New Valley or its subsidiaries from the sale of shares of RJR Holdings' common stock after New Valley and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by New Valley and its subsidiaries, including the costs of the consent solicitation, the proxy solicitation and of acquiring the shares of common stock. New Valley has also agreed to indemnify the Company and its affiliates against certain liabilities arising out of the completed consent solicitation and the proxy solicitation.

On December 28, 1995, as amended on February 20, 1996 and April 9, 1996, New Valley, the Company and Liggett engaged Jefferies & Company, Inc.
("Jefferies") as financial advisor in connection with New Valley's investment in RJR Holdings and the Company's solicitation of consents and proxies from the shareholders of RJR Holdings. New Valley has (i) paid to Jefferies an initial fee of $1,500 and (ii) has agreed to pay to Jefferies for the period commencing January 1, 1996 and ending March 31, 1996 monthly fees of $250 (which increased to $500 on February 20, 1996) and, in addition, until March 31, 1996, an additional monthly fee of $100 and, for the month of April, 1996, a fee of $160. These companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Holdings' common stock (including any distributions made by RJR Holdings) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations, the proxy solicitation and the costs of acquiring the shares of the common stock. New Valley and the Company agreed to indemnify Jefferies against certain liabilities arising out of the solicitations.

On December 29, 1995, the Company filed a definitive Consent Statement with the SEC and commenced solicitation of consents from stockholders of RJR Holdings seeking, among other things, the approval of the Spinoff Resolution. On March 13, 1996, the Company was informed by the independent inspectors of election that consents representing 142,237,880 votes (50.58%) were delivered in favor of the Spinoff Resolution and 150,926,535 votes (53.6%) were delivered in favor of the Bylaw Amendment. RJR Nabisco announced that it currently had no plans to contest the outcome of the vote.

As of December 31, 1995, New Valley held approximately 4,900,000 shares of RJR Holdings common stock with a market value of $150,446. The cost for such shares and the amount of related margin loan financing were approximately $149,000 and approximately $75,100, respectively.

On February 29, 1996, New Valley entered into a total return equity swap transaction with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Holdings common stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley, and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the common stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of common stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the 1,000,000 shares of common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of common stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. As of March 29, 1996, New Valley had an unrealized loss on this swap transaction of approximately $4,200 and had pledged collateral of approximately $11,800.

On March 4, 1996, the Company filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Holdings incumbent Board of Directors at its annual meeting of stockholders. As of March 29, 1996, New Valley had expensed approximately $10,000 for costs relating to the investment in RJR Holdings common stock, of which approximately $4,000 was expensed in 1995.

As of March 29, 1996, New Valley held approximately 5.2 million shares of RJR Holdings common stock. As of March 29, 1996, New Valley's costs for such shares and the amount of related margin loan financing were approximately $158,000 and approximately $83,500, respectively. As of March 29, 1996, New Valley had an unrealized loss of $2,082 on its investment in RJR Holdings common stock.

New Valley. On January 11, 1996 a subsidiary of New Valley made a $10,600 convertible bridge loan to finance Thinking Machines, a developer and marketer of parallel software for high-end and networked computer systems. In February 1996, the loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines.

RECENT DEVELOPMENTS (continued)



On January 11, 1996, New Valley's newly formed division, New Valley Realty, completed the acquisition of four office buildings and eight shopping centers for an aggregate purchase price of $183,900 which consisted of $23,900 in cash and $160,000 in mortgage financing.

In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company now owns 59.72% of the New Valley Class A Preferred Shares.

For fiscal years beginning after December 15, 1995, the Company will be required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company does not anticipate a significant effect on its results of operations or its financial position from the adoption of SFAS 121.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Pricing Activity.

The United States cigarette industry had three or more list price tiers from 1989 to 1993, and as of 1993 had three list price tiers - premium, branded discount and generic. Cigarette prices in all tiers were raised several times annually, with the price differentials between the tiers increasing. Between March 1991 and November 1992, the price gap between premium and generic cigarettes increased from $.49 to $.76 per pack. As a result, during 1992 and continuing into the first half of 1993, the discount segment (branded discount and generic) increased market share from 24.9% to 35.8%.

In July 1993, the two largest cigarette manufacturers announced significant changes in their list pricing structure and reduced the price of premium cigarettes by $.40 per pack to 1989-90 levels. They further announced that certain retail and trade discounts offered on certain discount cigarettes would be discontinued, resulting in a net price increase for those brands. Subsequently, the remaining cigarette manufacturers announced price changes identical to those of the two industry leaders. These changes consolidated the lower two price tiers into one list price tier and significantly reduced the price gap between premium and discount cigarettes from 43% to 24.5%. Other cigarette manufacturers and Liggett had a general list price increase in November 1993. There were no list price changes in 1994.

On May 5, 1995, RJR initiated a list price increase on all brands of $.30 per carton. Philip Morris and B&W, which together with RJR comprise 90% of the market, matched the price increase on the same day. Liggett followed on May 9, 1995.

On April 8, 1996, Philip Morris announced a list price increase on all brands of $.40 per carton. The other manufacturers, including Liggett, matched the price increase.

Legislation and Litigation.

New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of class actions. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 16 to the Company's Consolidated Financial Statements for a description of legal proceedings.

The Omnibus Reconciliation Act of 1993 ("OBRA") required United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994) coincident in time with the recent issuance of a Presidential proclamation effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

On February 14, 1995, Liggett filed with the Department of Agriculture its certification as to usage of domestic and imported tobaccos during 1994 and an audit was commenced during August 1995 to verify this certification. Liggett has received from the Department of Agriculture the results of the audit, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and, therefore, may be subject to a marketing assessment estimated at approximately $5,500, which amount is disputed by Liggett. It is the understanding of Liggett that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, Liggett is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. Liggett is currently engaged in negotiations with the Department of Agriculture to resolve this matter on satisfactory terms. At December 31, 1995 Liggett has accrued approximately $4,900 representing its best estimate of its obligation for the Department of Agriculture marketing assessment. The charge is included as a component of cost of sales in 1995.

On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a Tariff Rate Quota ("TRQ") on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobaccos in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business.

On February 20, 1996, the United States Trade Representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a materially adverse effect on Liggett. Liggett believes it is unlikely that an end-user licensing system will be adopted because it would likely lead to another GATT proceeding. The end-user licensing system has not been authorized by legislation and it could create significant problems for United States exports in other product markets. However, no assurances can be made that an end-user licensing system will not be adopted.

In January 1993, the United States Environmental Protection Agency (the "EPA") released a report on the respiratory effect of Environmental Tobacco Smoke ("ETS") which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

The Food and Drug Administration (the "FDA") has announced that it is considering classifying tobacco as a drug, and an FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA announced that it intended to propose regulations (the "Proposed Rule-Making") under which the FDA would assert jurisdiction over the manufacture and marketing of tobacco products. Liggett and the other major manufacturers in the industry responded by the filing of a civil action in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

On March 12, 1996, Liggett, together with the Company, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with the Company, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle the certain actions brought against Liggett by such states. In these two settlements, Liggett and the Company, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements appearing hereinafter.

The settlement of the Castano class action undertakes to release the Company and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle class action pending in Florida state court. The settlement is subject to and conditioned upon the approval of United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain terms of the settlement are summarized below.

Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs' Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to FDA jurisdiction nor waiving their objections thereto, the Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

The Company and Liggett have the right to terminate the Castano settlement if the remaining defendants succeed on the merits or in the event of a full and final denial of class action certification. The terms of the settlement would still apply if the Castano plaintiffs or their lawyers were to institute a substantially similar new class action against the tobacco industry. The Company and Liggett may also terminate the settlement if they conclude that too many class members have chosen to opt out of the settlement. In the event of any such termination by the Company and Liggett, the named plaintiffs would be at liberty to renew the prosecution of such civil action against the Company and Liggett.

On March 14, 1996, the Company and the Castano Plaintiffs Legal Committee and the Castano Plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval of the Castano settlement or, if earlier, the completion of a combination by the Company or Liggett with certain defendants, or an affiliate thereof, in Castano, the Castano Plaintiffs agree not to enter into any settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano Plaintiffs enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If the Company enters into any such transaction, then the Castano Plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

In 1994, four class action lawsuits were brought against Liggett and other cigarette manufacturers, representing the first time class actions were brought against the cigarette industry. In the three cases which remain pending against the industry, plaintiffs' motions for class certification were granted in whole or in part, and the defendants have appealed each of these rulings.
In two of these cases, the rulings of the trial courts certifying a class have been affirmed by an intermediate appellate court. In both of these cases, defendants have filed petitions for rehearing, for rehearing en banc, and for further discretionary appellate review.

The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made as a result of such smoking-related diseases. Although a suit has been commenced to challenge the constitutionality of the Florida legislation, no assurance can be given that it will be successful. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. On March 13, 1996, the Florida legislature considered taking certain action to override the veto of the repealer bill if the requisite vote could be attained, but decided not to take formal action when it was determined that it could not attain the requisite vote. On February 22, 1995, suit was commenced pursuant to the above-referenced enabling statute by the State of Florida acting through the Agency for Health Care Administration against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sale of cigarettes in Florida.

The States of Mississippi, Minnesota, West Virginia, Massachusetts, Louisiana and Texas also have brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for certain Medicaid costs allegedly incurred as a result of tobacco-related illnesses. Other states are contemplating initiating similar litigation.

In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a recent ruling, the trial court has adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state for such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Louisiana and Texas. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover the costs incurred by the state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation (as had been filed by Florida, Mississippi, West Virginia and Minnesota and now by Massachusetts, Louisiana and Texas) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

On March 15, 1996, the Company and Liggett entered into a settlement of tobacco litigation with the Attorneys General of the states of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. The settlement with the Attorneys General releases the Company and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, the Company has accrued approximately $4,000 for the settlement with the Attorneys General.

Settlement funds received by the Attorneys General will be used to reimburse the states' smoking-related healthcare costs. While neither consenting to FDA jurisdiction nor waiving their objections thereto, the Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement.

The Company and Liggett have the right to terminate the settlement with respect to any state participating in the settlement if any of the remaining defendants in the litigation succeed on the merits in that state's Attorney General action. The Company and Liggett may also terminate the settlement if they conclude that too many states have filed Attorney General actions and have not resolved such cases as to the settling defendants by joining in the settlement.


RESULTS OF OPERATIONS

1995 compared to 1994

Revenues. Consolidated revenues were $461,459 for the year ended December 31, 1995 compared to $479,341 for the year ended December 31, 1994, a decrease of $17,882 primarily due to a decline in sales at Liggett and other less significant subsidiaries. Net sales at Liggett were $455,666 for the year ended December 31, 1995 versus $465,676 for the same period for the prior year. This 2.1% decrease in revenues was primarily due to a 5.6% decrease in unit sales volume, partially offset by the effects of the May 9, 1995 list price increase. See "Recent Developments in the Cigarette Industry - Pricing Activity" for a discussion of the May 1995 increase in selling prices. The decrease in unit sales volume was comprised of decreases in the premium, discount and military categories, partially offset by an increase in the international category. Both premium and discount products suffered a temporary decline in volume as a result of the implementation of a new distribution and marketing program in one of Liggett's sales zones during 1995. Also, heavy discounting of a competitor's product within the premium segment contributed to the premium volume decline. The decrease in discount volume was due to decreases in generic and branded discount brands as a result of leveraged rebate programs tied to the premium products of other cigarette manufacturers and trade and promotional programs for new brands offered by competitors on branded discount products. The decrease in discount volume was partially offset by the continued growth of Liggett's control label brands since their introduction in 1993. The decrease in the military volume is primarily due to heavy discounting of a competitor's product within this category. The overall decline in unit sales volume would have been much greater except for aggressive trade programs offered near the end of the fourth quarter of 1995. The effects of these trade programs may have a negative impact on sales in future periods.

Gross Profit. Consolidated gross profit of $245,272 for the year ended December 31, 1995 decreased $4,266 from gross profit of $249,538 for the same period in 1994, reflecting a decrease in gross profit at smaller subsidiaries somewhat offset by Liggett which had a slight increase in gross profit ($450) for the year ended December 31, 1995 compared to the same period in the prior year. Gross profit at Liggett as a percent of revenue (excluding federal excise taxes) for the period increased to 73.2% compared to 72.8% for the prior year, due primarily to the May 9, 1995 list price increase and lower per unit cost of sales. The reduction in cost of sales is a result of the effects of Liggett's continuing cost reduction programs begun in 1993. Liggett expects to continue its cost reduction programs. The cost reductions were offset by the accrual of approximately $4,900 representing Liggett's best estimate of its obligation for the Department of Agriculture marketing assessment. See "Recent Developments in the Cigarette Industry - Legislation and Litigation" for a discussion of the Department of Agriculture marketing assessment.

Expenses. Consolidated selling, general and administrative expenses were $237,212 for the year ended December 31, 1995 compared to $235,374 for the same period for the prior year, an increase of $1,838. The increase was primarily caused by increased spending on trade and promotional programs at Liggett to combat heavy competition by other cigarette manufacturers for unit sales volume along with the accrual of approximately $4,000 for the settlement of certain tobacco litigation. Such increases were partially offset by expense reductions at corporate which, in 1994, included charges of $7,500 for debt restructuring and $7,682 of stock compensation expense. See "Recent Developments in the Cigarette Industry - Legislation and Litigation" for a discussion of the settlement of certain tobacco litigation. Expenses in 1995 were only partially offset by the net effects of the 1995 restructuring at Liggett discussed above.

Other Income (Expense). Consolidated interest expense was $57,505 for the year ended December 31, 1995 compared to $55,952 for the same period for the prior year. The increase of $1,553 relates to the incurrence of additional indebtedness by the Company for the Series 1 Notes (which were redeemed on June 12, 1995), increases in the interest rate on the Series 1 Notes and the Series 2 Notes from February 1 through September 6, 1995 (or, in the case of the Series 1 Notes, through June 12, 1995) and an increase in the interest rate of the Liggett Series C Notes, which were reset from 16.50% to 19.75% on February 1, 1995 as well as the issuance of additional Series C Notes in November 1994, such notes being outstanding for all of 1995.

Loss from Continuing Operations. The loss from continuing operations for the year ended December 31, 1995 was $45,344 compared with a loss of $17,991 for the same period in the prior year. A tax provision of $342 in 1995 relating to state income taxes at the subsidiary level increased the 1995 loss while the loss in 1994 was mitigated by a tax benefit of $24,487 related to the completion of an audit by the Internal Revenue Service through December 31, 1991.

Other. At December 31, 1995, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $135,000 which may be subject to certain restrictions and limitations and which will generally expire in 2006 and 2009.

Discontinued Operations. Income of discontinued operations of $21,229 for the year ended December 31, 1995 and $174,683 for the prior year reflects the redemption/sale of SkyBox preferred and common stock and the sale of New Valley's message servicing business in 1995 and the redemption/sale of SkyBox preferred and common stock and New Valley's money transfer business in 1994.

1994 compared to 1993

Revenues. Net revenues for the year ended December 31, 1994 were $479,343 as compared with $493,041 for the year ended December 31, 1993. Of the approximately $13,700 decline, $7,700 is attributable to declines in revenues at Liggett, and $6,000 reflects declines at other, less significant subsidiaries.

Liggett's net sales were $465,676 for the year ended December 31, 1994 versus $473,393 last year. This 1.6% decrease in revenues was primarily due to a 5.9% increase in unit sales, offset by a 7.1% decline in selling prices and the effects of the change in sales mix. See "Recent Developments in the Cigarette Industry - Competitive Activity" for a discussion on the decrease in selling prices in mid 1993. The increase in unit sales volume was comprised of an increase in the price/value cigarette segment (8.5%), partially offset by a decline in the full-price branded segment (8.0%). The increase in price/value cigarette volume was comprised of increases in control label brands partially offset by decreases in generic and branded discount volume. The decrease in generic volume was primarily due to the loss of significant accounts to other cigarette manufacturers who used their greater resources by leveraging rebate programs tied to their full-price products and by providing large up-front payments which Liggett was unable to match. The increase in price/value cigarette volume is a reflection of Liggett's renewed emphasis on the price/value segment. The historical decline in full-price branded and branded discount unit sales volume was slowed during the current year due to expanded retail base coverage, reduced selling prices and more effective promotional programs.

Gross Profit. Consolidated gross profit was $249,536 for the year ended December 31, 1994 compared to $259,655 for the same period last year. This $10.1 million decrease is largely due to a decrease of $13.2 million at Liggett offset by improved margins at less significant subsidiaries.

Gross profit at Liggett was $242,902 for the year ended December 31, 1994, a decrease of $13,243 from $256,145 last year. Gross profit as a percentage of revenues (excluding federal excise taxes) for the year decreased to 72.8% compared to 74.0% for 1993, due primarily to sales mix and reduced selling prices, partially offset by lower per unit cost of sales. There were no list price changes in 1994.

Expenses. Consolidated operating, selling, general and administrative expenses were $235,374 compared to $256,902 for the years ended December 31, 1994 and 1993, respectively. This decrease of $21.5 million from the prior year reflects reductions made at the corporate level and at Liggett in 1993, in which the Company took restructuring charges totaling $11.9 million. At Liggett, the reduction primarily results from lower marketing costs which include product price decreases and reorganization of the sales force. These 1994 decreases at Liggett were offset by corporate charges for debt restructuring of $7,500, stock compensation expense of $7,682 and pension curtailment of $691.

Other Income (Expense). Consolidated interest expense was $55,952 and $54,915 for the years ended December 31, 1994 and 1993, respectively. The increase in interest expense was primarily due to the issuance of Series C Notes at Liggett partially offset by lower outstanding revolver balances.

Loss from Continuing Operations. Loss from continuing operations in the year ended December 31, 1994 was $17,991 as compared to a loss of $69,228 in 1993. A tax benefit of $24,200 which relates to the completion of an audit by the Internal Revenue Service through December 31, 1991 mitigated 1994 losses. There was no tax benefit for 1993 as operating losses were required to be carried forward and realization is not assured due to historical losses.

CAPITAL RESOURCES AND LIQUIDITY


Net cash used in operations for the year ended December 31, 1995 was $22,936 compared to net cash used in operations of $44,060 for the comparable period of 1994. The net loss for the year ended December 31, 1995 of $33,925 includes interest expense of $57,505. An increase in liabilities for various legal settlements, debt issuance costs and unearned revenue and a decrease in receivables were offset by an increase in inventory levels and the impact of non-cash adjustments for discontinued operations. In 1994, net income of $110,095 was due principally to earnings from discontinued operations at New Valley and SkyBox of $113,515. Other non-cash income included a tax benefit of $24,487 in which the Company adjusted its reserves upon completion of an audit by the Internal Revenue Service. This non-cash income was offset by cash interest payments of $39,429. For the year ended December 31, 1993, net cash provided by operations was $21,950. Net income of $106,574 was generated primarily by MAI, now a discontinued operation. With regard to MAI, non-cash extraordinary items amounted to $110,892 of its income. In addition, other non-cash income relates to the Company's extraordinary gain on early extinguishment of debt principally resulting from the repurchase of its 15.501% Junior Subordinated Secured Notes from Liberty Service Corporation. These non-cash income items were offset by interest paid of $56,217. The decrease in cash in 1994 when compared to 1993 was further caused by increased trade receivables resulting from December sales, increased inventories resulting from increased customer demands in 1994 as compared with a decrease in receivables and inventories in 1993.

The positive effects on cash flow from operations expected to result from the April 1996 price increase at Liggett discussed above, and Liggett's 1995 restructuring program will be offset by increased tobacco costs, the Department of Agriculture marketing assessment and settlement of certain tobacco litigation ($1,000 paid on March 22, 1966). Further, the settlement agreement commits Liggett to pay legal fees to the plaintiffs' attorneys in the Castano class action. In addition, the aggressive trade programs offered near the end of the fourth quarter of 1995 may have a negative impact on cash flows in future periods.

Net cash provided by investing activities was $66,874 for the year ended December 31, 1995 compared to cash provided by investing activities of $23,861 for the same period in 1994. In the year ended December 31, 1995, cash was provided through dividends from New Valley on the Class A Preferred Shares held by NV Holdings in the total amount of $61,832, the redemption of SkyBox preferred stock for $4,000 and the sale of the SkyBox common stock for $9,282. These amounts were offset by capital expenditures, particularly for leasehold improvements related to real estate development in Russia. At Liggett, capital expenditures in 1995, 1994 and 1993 to maintain production facilities and for operational efficiencies at Liggett were minimal although Liggett projects capital expenditures of $3,600 for 1996. Liggett's management believes capital expenditures have declined because of significant equipment modernization occurring in the 1980s and early 1990s and the effects of lower unit sales and does not anticipate that Liggett's future operations will be adversely affected by this decline. Liggett's management expects to fund its cash requirements with cash flows from operations, borrowings under the credit facility and proceeds from realty.

On April 9, 1996, Liggett executed a definitive agreement for the sale of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996.

In the year ended December 31, 1994, cash provided by investing activities was largely the result of the sale/redemption of SkyBox common and preferred stock (approximately $29,000) offset by the impact of the Company's discontinuation of its investment in MAI. In 1993, cash provided of $5,222 included proceeds from the redemption of SkyBox preferred stock and the sale of other assets which were offset by the impact of discontinued operations including the effect of changing to the equity method of accounting for SkyBox ($16,078).

Cash used in financing activities for the year ended December 31, 1995 was $44,794 reflecting the redemption of the Series 1 Notes on June 12, 1995 in the amount of $23,594, repayments and redemptions of Liggett's long-term debt of $7,983, repayments under Liggett's revolver of $3,830, distributions by the Company of $5,475 to shareholders and a decrease in cash overdraft of $594 partially offset by proceeds from debt of $2,343. Cash flows provided by financing activities in 1994 was $8,765 as compared with cash used in 1993 of $30,022. Proceeds from financing activities in 1994 included proceeds from issuance of the Liggett Series C Notes by Liggett, stockholder loan repayments with interest offset principally by decreases in cash overdrafts and payment of Series G Preferred dividends.

Cash was used in financing activities in 1993 to repurchase bonds, repay debt, pay Series G Preferred dividends, purchase treasury stock and in discontinued operations. This was offset by the return of Contingent Value Rights ("CVR") collateral and an increase in cash overdraft.

At December 31, 1995 and 1994, the Company's own long-term debt was approximately $238,000 and $261,000, respectively. The decrease was due to the redemption of the Series 1 Notes in the amount of $23,594 in June 1995. The outstanding debt at year end 1993 was $236,000.

Exchange Agreement. On November 21, 1995, the Company, BGLS and the Majority Security Holders (as defined therein) entered into an Exchange Agreement (the "1995 Exchange Agreement") pursuant to which BGLS agreed to undertake the 1995 Exchange Offer and the Majority Security Holders agreed to tender in the 1995 Exchange Offer the Series 2 Notes and Subordinated Debentures owned by them and to consent to the Proposed Amendments to the Subordinated Debenture Indenture, in each case, subject to certain conditions. BGLS incurred expenses of approximately $9,700 related to the 1995 Exchange Offer which was consummated on January 30, 1996. At March 31, 1996, substantially all corporate long-term debt of BGLS had been exchanged for the 15.75% Senior Secured Notes due 2001 (the "Senior Notes") with the exception of the Reset Notes which were redeemed in full on March 29, 1996 and $800 of Subordinated Debt. In accordance with the terms of the 1995 Exchange Agreement, the Sixth Supplemental Indenture to the Subordinated Debenture Indenture which essentially removed all covenants under the original Indenture was effected. Interest on the Senior Secured Notes ($232,868 principal amount outstanding) is payable on July 31 and January 31 of each year, except in 1996 when interest payable on July 31 will cover the period from October 1, 1995 through July 31, 1996 in a total amount of approximately $29,000. Of the total principal amount outstanding at March 31, 1996, $7,397 of the Senior Notes were issued in March 1996 with the proceeds used to redeem the Reset Notes together with accrued interest as mentioned above. The Senior Notes Indenture contains certain covenants which include but are not limited to limitations on transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 for payments of permitted operating expenses, payment of the Chairman's salary, bonus and certain expenses and payments of up to $6,000 per year. Substantially all of the BGLS' assets including investments in all of its wholly-owned subsidiaries and any securities of New Valley owned by BGLS and its subsidiaries collateralize the Senior Notes.

Pursuant to the 1994 Exchange and Termination Agreement, the Majority Security Holders exchanged notes held by them from certain prior agreements for Series 1 Notes which were redeemed by BGLS in June 1995. In addition, the same 1994 Exchange and Termination Agreement provided for the exchange of the Reset Notes for the Series 2 Notes. At December 31, 1994, only $5,670 (redeemed in 1996, see above) of the Reset Notes remained outstanding.

The interest rate on the Series 1 and Series 2 Notes (the "Notes") was 13.75% per annum, payable April 1 and October 1. Pursuant to the Notes Indentures and the terms of the Notes, the interest rate on the Notes increased until, in the case of the Series 1 Notes, they were redeemed or, as to the Series 2 Notes, a registration statement with respect to resales of the Series 2 Notes was declared effective by the SEC on September 7, 1995. As a result, interest on the Notes during the interest period from October 3, 1994 through September 30, 1995 reflected a blended rate of 14.17% per annum.

The amount that may be borrowed by Liggett under the Liggett Revolving Credit Facility (the "Facility") is determined by the amount of eligible inventory and receivables (as determined in good faith by the lenders) up to a maximum of $40,000. Availability under the Liggett Facility at December 31, 1995 was $13,340 based on eligible collateral at December 31, 1995. The Liggett Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Liggett Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's prime rate which was 8.75% at December 31, 1995. The Liggett Facility requires Liggett's compliance with certain financial and other covenants. The Liggett Facility also limits the amount of dividends and distributions by Liggett. At December 31, 1995, Liggett was in compliance with all debt covenants under the facility. Liggett anticipates that the facility will be refinanced with substantially similar terms in March 1997 although there can be no assurance that this will be accomplished. Management believes that the facility, along with cash flows from operations will continue to adequately address Liggett's liquidity requirements.

On January 31, 1994, Liggett issued a total of $22,500 of the Liggett Series C Notes. Liggett received $15,000 from the issuance in cash and received $7,500 in Liggett Series B Notes which were credited against the mandatory redemption requirements of Liggett Series B Notes required under the indenture for February 1, 1994. Liggett used the cash proceeds to satisfy working capital needs, which included payment of interest related to Liggett Series B Notes of $8,172. The Liggett Series C Notes have the same terms (other than interest rate) and stated maturity as the Liggett Series B Notes. The Liggett Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. Liggett had received the necessary consents from the required percentage of holders of its Liggett Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of notes to be issued under the Liggett Series C Indenture. In connection with the consents, holders of Liggett Series B Notes received Liggett Series C Notes totaling 2% of their current Liggett Series B Note holdings. The total principal amount of such Liggett Series C Notes issued was $2,842. On November 20, 1994, Liggett issued the remaining $7,508 of Liggett Series C Notes in exchange for an equal amount of Liggett Series B Notes and cash of $375. The Liggett Series B Notes were credited against the mandatory redemption requirements for February 1, 1995.

On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The
Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February
1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding accounts receivable and inventory. Eve is guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of Liggett at any time on or after February 1, 1996. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At December 31, 1995, Liggett was in compliance with all debt covenants under the Liggett Notes indentures.

In December 1995, $7,000 of Liggett Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements for February 1, 1996. The transaction resulted in a net gain of $1,114. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 Series C Notes held in treasury. Liggett anticipates that the 1997 mandatory redemption will be funded by cash flows from operations and borrowings under the facility. There are no definite plans as yet for funding the 1998 mandatory redemption requirement.

As of December 31, 1995, Liggett had a net capital deficiency of $154,706 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and anticipated increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of certain debt covenants and if their lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, Liggett would not be able to satisfy such demands or its working capital requirements.

In October 1995, LDL entered into a loan agreement with the Russian Federation Foreign Trade Bank, located in Moscow, Russia, to borrow up to $20,000 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate ("LIBOR") plus 10%. Principal repayments are due over the period April through October of 1997. The loan agreement was arranged through an outside third party for a net fee of $4,044 payable ratably over the term of the loan. Brooke has guaranteed the payment of the note and the broker's fee. The bank has requested that the stock of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of LDL, be pledged as collateral for the loan. LDL intends to repay the loan out of proceeds from leased office space.

Liggett (and, in certain cases, the Company) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke (environmental tobacco smoke) from cigarettes. As new cases are commenced, the costs associated with defending such cases and the risk attendant on the inherent unpredictability of litigation continue. To date, a number of such actions, including several against Liggett, have been disposed of favorably to the defendants; no plaintiff has ultimately prevailed for recovery of damages in any such action. For discussion of recent settlements see "Recent Developments in the Cigarette Industry - Legislation and Litigation" and Note 16 to the Consolidated Financial Statements.

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

Liggett is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that Liggett's financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any such pending litigation.

The 1995 Exchange Offer was initiated to, among other things, extend the maturities of BGLS' debt to better accommodate BGLS' working capital requirements and cash flow. Prior to the 1995 Exchange Offer, BGLS had substantial near-term debt service requirements, with aggregate required principal payments of $318,106 due in the years 1995 through 1998. As a result of the 1995 Exchange Offer and the redemption of the Reset Notes pursuant to the terms of the Reset Note Indenture on March 29, 1996, BGLS decreased its scheduled debt maturities to $81,942 due in the years 1996-1998; approximately $79,000 of this debt relates to Liggett and LDL. The Company believes that it will have sufficient liquidity for 1996. Company expenditures (exclusive of Liggett and LDL) in 1996 include debt service estimated at $29,000. Redemption of the remaining Reset Notes was effectuated on March 29, 1996 through use of proceeds from the sale of an additional $7,397 of Series A Notes on March 4, 1996. Current operations are being financed with management fees and other charges to subsidiaries of approximately $5,000. In March 1996, New Valley declared a dividend on its Class A Preferred Shares in which NV Holdings received $6,183. Distributions to BGLS and the Company are limited by terms of the Senior Notes Indenture as described above. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, additional public or private debt financing and distributions from New Valley. New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.

For information concerning possible regulation under the Investment Company Act, see Note 2 to the Company's Consolidated Financial Statements. See also,
Item 1, "Business - Investment in New Valley - Miscellaneous Investments".

                        [COOPERS & LYBRAND LETTERHEAD]


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brooke Group Ltd.

We have audited the accompanying consolidated balance sheets of Brooke Group Ltd. and Subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MAI Systems Corporation ("MAI"), a discontinued subsidiary (Note 5), which statements reflect total liabilities comprising 5% of consolidated total liabilities at December 31, 1994, and net income comprising 4% and 114% of consolidated net income for the years ended December 31, 1994 and 1993, respectively. Further, we did not audit the financial statements of New Valley Corporation ("New Valley") for the years ended December 31, 1994 and 1993, the investment in which is being accounted for by the Company using the equity method of accounting (Note 2). The Company's investment in New Valley represents 43% of consolidated total assets at December 31, 1994. The equity in the net income of New Valley represents 85% and 0% of consolidated net income for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for MAI and New Valley, are based soley upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brooke Group Ltd. and Subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Miami, Florida
April 15, 1996

                        [COOPERS & LYBRAND LETTERHEAD]



                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brooke Group Ltd.


Our report on the consolidated financial statements of Brooke Group Ltd. and Subsidiaries is included on Page C-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page C-49 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Miami, Flordia
April 15, 1996

                       BROOKE GROUP LTD. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                                        --------------------------------
                                                                                  December 31,
                                                                        --------------------------------
                                                                            1995                 1994
                                                                        --------------------------------
ASSETS:

Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . .           $  3,370             $  4,276
    Accounts receivable - trade . . . . . . . . . . . . . . . .             23,844               31,325
    Other receivables . . . . . . . . . . . . . . . . . . . . .              1,448                1,558
    Receivables from affiliates . . . . . . . . . . . . . . . .              1,502
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .             60,522               47,098
    Deferred tax assets . . . . . . . . . . . . . . . . . . . .              1,061
    Other current assets  . . . . . . . . . . . . . . . . . . .              4,155                3,247
                                                                          --------             --------
       Total current assets . . . . . . . . . . . . . . . . . .             95,902               87,504

Property, plant and equipment, at cost, less accumulated
    depreciation of $27,868 and $24,460 . . . . . . . . . . . .             49,065               25,806
Intangible assets, at cost, less accumulated amortization
    of $15,679 and $13,936  . . . . . . . . . . . . . . . . . .              5,453                6,728
Investment in affiliate . . . . . . . . . . . . . . . . . . . .             63,901               97,520
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             11,299               11,867
                                                                          --------             --------
       Total assets . . . . . . . . . . . . . . . . . . . . . .           $225,620             $229,425
                                                                          ========             ========





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS, Continued
                (Dollars in Thousands, Except Per Share Amounts)


                                                                         --------------------------------
                                                                                   December 31,
                                                                         --------------------------------
                                                                            1995                 1994
                                                                         --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Notes payable and current portion of long-term debt . . . . . .         $   2,387            $  26,491
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            22,762               12,415
  Cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . .             4,266                4,860
  Accrued promotional expenses  . . . . . . . . . . . . . . . . .            25,519               29,853
  Accrued taxes payable . . . . . . . . . . . . . . . . . . . . .            25,928               23,905
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .            16,863               17,201
  Dividends payable . . . . . . . . . . . . . . . . . . . . . . .                                    131
  Net current liabilities of business held for disposition  . . .                                  4,974
  Other accrued liabilities . . . . . . . . . . . . . . . . . . .            21,452               24,521
                                                                            -------              -------
    Total current liabilities . . . . . . . . . . . . . . . . . .           119,177              144,351
Notes payable, long-term debt and other obligations, less current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .           406,744              405,798
Noncurrent employee benefits  . . . . . . . . . . . . . . . . . .            31,672               31,119
Net-long term liabilities of business held for disposition  . . .                                 23,009
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .            24,131
Commitments and contingencies . . . . . . . . . . . . . . . . . .
Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares . . . . . . . . . . . . . . . . . . . . . .
  Series G Preferred Stock, 2,184.834 shares, convertible,
    participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution,
    liquidation preference of $1.00 per share . . . . . . . . . .
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 24,998,043 shares, outstanding 18,497,096 and
    18,260,844 shares, respectively . . . . . . . . . . . . . . .             1,850                1,826
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .            93,186               66,245
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (428,173)            (420,746)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,372               11,365
  Less:  6,500,947 and 6,737,199 shares of common stock in
    treasury, at cost . . . . . . . . . . . . . . . . . . . . . .           (32,339)             (33,542)
                                                                           --------       ---------------
     Total stockholders' equity (deficit)   . . . . . . . . . . .          (356,104)            (374,852)
                                                                            -------              -------

     Total liabilities and stockholders' equity (deficit)   . . .        $  225,620           $  229,425
                                                                            =======              =======





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                     -----------------------------------------
                                                                                             Year Ended December 31,
                                                                                     -----------------------------------------
                                                                                       1995            1994           1993
                                                                                     -----------------------------------------
Revenues* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $461,459        $479,343        $493,041
Cost of goods sold* . . . . . . . . . . . . . . . . . . . . . . . . . . . .           216,187         229,807         233,386
                                                                                      -------        --------         -------
         Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .           245,272         249,536         259,655
Operating, selling, administrative and general expenses . . . . . . . . . .           237,212         235,374         256,902
Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . .                                            11,913
                                                                                      -------        --------         -------
         Operating income (loss)  . . . . . . . . . . . . . . . . . . . . .             8,060          14,162          (9,160)

Other income (expenses):
     Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . .               989             533           2,292
     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . .           (57,505)        (55,952)        (54,915)
     Equity in earnings of affiliate  . . . . . . . . . . . . . . . . . . .               678
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,776          (1,221)         (2,252)
(Loss) from continuing operations before                                              -------           -----        --------
     income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (45,002)        (42,478)        (64,035)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . .               342         (24,487)          5,193
                                                                                      -------          ------         -------
(Loss) from continuing operations   . . . . . . . . . . . . . . . . . . . .           (45,344)        (17,991)        (69,228)
                                                                                       -------        --------         -------
Discontinued operations:
      Income from discontinued operations . . . . . . . . . . . . . . . . .             2,860          23,693          62,001
      Gain on disposal  . . . . . . . . . . . . . . . . . . . . . . . . . .            18,369         150,990
                                                                                      -------         -------          ------
Income from discontinued operations . . . . . . . . . . . . . . . . . . . .            21,229         174,683          62,001
                                                                                      -------         -------          ------
(Loss) income before extraordinary items and accounting changes . . . . . .           (24,115)        156,692          (7,227)
                                                                                      -------         -------           -----
Extraordinary items:
      (Loss) gain resulting from the early extinguishment of debt . . . . .            (9,810)        (47,513)         42,849
      Gain on foreclosure of MAI  . . . . . . . . . . . . . . . . . . . . .                                            64,452
      Gain on reorganization of MAI . . . . . . . . . . . . . . . . . . . .                               916          46,440
                                                                                      -------        --------         -------
               (Loss) income from extraordinary items . . . . . . . . . . .            (9,810)        (46,597)        153,741
                                                                                     --------       ---------         -------

(Loss) income before cumulative effect of accounting changes  . . . . . . .           (33,925)        110,095         146,514
Cumulative effect of accounting changes:
      Retiree health and life insurance benefits  . . . . . . . . . . . . .                                           (16,167)
      Cumulative effect of change in fiscal year end of MAI . . . . . . . .                                           (23,567)
                                                                                     ---------     ----------        ---------
             Net (loss) income  . . . . . . . . . . . . . . . . . . . . . .           (33,925)        110,095         106,780
Proportionate share of New Valley capital transaction,
       retirement of Class A Preferred Shares   . . . . . . . . . . . . . .            16,802
                                                                                       ------         -------         -------
              Net (loss) income applicable to common shares . . . . . . . .         $ (17,123)       $110,095        $106,780
                                                                                    =========         =======         =======
Per common share:
    (Loss) from continuing operations . . . . . . . . . . . . . . . . . . .            $(1.56)         $(1.02)         $(4.19)
                                                                                         ====           =====            ====
    Income from discontinued operations . . . . . . . . . . . . . . . . . .            $ 1.16          $ 9.92          $ 3.45
                                                                                         ====           =====           =====
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .            $(0.54)         $(2.65)         $ 8.55
                                                                                         ====           =====           =====
    Cumulative effect of accounting changes . . . . . . . . . . . . . . . .            $               $               $(2.21)
                                                                                       ======          ======            ====
          Net (loss) income applicable to common shares . . . . . . . . . .            $(0.94)         $ 6.25          $ 5.60
                                                                                         ====           =====           =====
Weighted average common shares and common stock equivalents outstanding . .        18,301,186      17,610,898      17,977,487
                                                                                   ==========      ==========      ==========


- --------------------------------------------------------------------------------
* Revenues and Cost of goods sold include federal excise taxes of $123,420, $131,877 and $127,341 for the years ended December 31, 1995, 1994 and 1993, respectively.





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)
               (Dollars in Thousands, Except Per Share Amounts)

                                                       ---------------------------------------------------------------------
                                                                Preferred Stock                             Additional
                                                               Series E, F and G         Common Stock         Paid-In
                                                             Shares         Amount     Shares     Amount      Capital
                                                       ---------------------------------------------------------------------
Balance, December 31, 1992                                                          18,646,738     $1,865    $60,561
Common stock exchanged for Preferred stock
          Series E                                         8,929.338        $  9    (8,929,338)      (893)        884
          Series F and G                                   2,194.834           2    (2,194,834)      (220)        218
Dividends on Series G preferred
Stock issued to officer and employee                                                   375,000         38        (358)
Stock surrendered by former officers and employees                                    (225,000)       (23)         23
Reduction of Contingent Value Rights liability
SERP minimum liability adjustment
Preferred stock exchanged for common stock               (8,939.338)         (9)     8,939,338        894        (885)
Repayment of Chairman's loans
Net income
Treasury stock, at cost                                                             (1,352,142)      (135)        135
                                                         -----------        ----     ---------      -----     -------
Balance, December 31, 1993                                 2,184.834          2     15,259,762      1,526      60,578
Foreign Currency Adjustment
Preferred stock exchanged for common                      (2,184.834)        (2)     2,184,834        218       (216)
Reclassification of former Vice Chairman's
  loan to other receivables
Contingent Value Rights Settlement
Repayment by Chairman of interest
Waiver of dividends, shareholder settlement                                                                     6,250
Transfer of pension liability to SkyBox
Stock grant pursuant to consulting agreement                                           250,000         25
Contract settlement                                                                                              (371)
Exercise of warrant                                                                    607,889         61
Net income
Unrealized gain on investment in New Valley
Treasury stock, at cost                                                                (41,641)        (4)          4

                                                         -----------        ----     ---------      -----      ------
Balance, December 31, 1994                                                          18,260,844      1,826      66,245
Net loss
Consolidation of foreign subsidiary                                                                            14,435
Distributions on common stock of BGL ($0.075 per share,
  per quarter)                                                                                                 (5,474)
Stock grant to directors                                                                20,000          2          (2)
Stock grant to consultant                                                              250,000         25
Stock options granted to consultant                                                                               938
MAI spin-off
Net unrealized holding gain on investment in New Valley
Effect of New Valley capital transactions                                                                      17,043
Other, net                                                                                                         (2)
Treasury stock, at cost                                                                (33,748)        (3)          3
                                                         ----------         ----    ----------    -------     -------
Balance, December 31, 1995                                                  $       18,497,096     $1,850     $93,186
                                                         ==========         ====    ==========    =======     =======


                                                       ---------------------------------------------------------

                                                                            Treasury
                                                              Deficit        Stock          Other      Total
                                                       ---------------------------------------------------------
Balance, December 31, 1992                               $(672,823)        $(34,548)                  $(644,945)
Common stock exchanged for Preferred stock
          Series E                                                                                            0
          Series F and G                                                                                      0
Dividends on Series G preferred                             (30,831)                                    (30,831)
Stock issued to officer and employee                         (1,345)          2,040                         375
Stock surrendered by former officers and employees             (863)            459                        (404)
Reduction of Contingent Value Rights liability               44,140                                      44,140
SERP minimum liability adjustment                            (1,695)                                     (1,695)
Preferred stock exchanged for common stock                                                                    0
Repayment of Chairman's loans                                15,695                                      15,695
Net income                                                  106,780                                     106,780
Treasury stock, at cost                                                      (3,797)                     (3,797)
                                                           ---------        --------         ----       --------
Balance, December 31, 1993                                 (540,942)        (35,846)                   (514,682)
Foreign Currency Adjustment                                                                  $201           201
Preferred stock exchanged for common                                                                          0
Reclassification of former Vice Chairman's
  loan to other receivables                                  $1,500                                       1,500
Contingent Value Rights Settlement                            1,875                                       1,875
Repayment by Chairman of interest                             1,163                                       1,163
Waiver of dividends, shareholder settlement                   3,200                                       9,450
Transfer of pension liability to SkyBox                       4,305                                       4,305
Stock grant pursuant to consulting agreement                   (739)          1,182                         468
Contract settlement                                                                                        (371)
Exercise of warrant                                          (2,875)          2,875                          61
Net income                                                  110,095                                     110,095
Unrealized gain on investment in New Valley                                                11,164        11,164
Treasury stock, at cost                                       1,672          (1,753)                        (81)

                                                          -----------       --------         -----      --------
Balance, December 31, 1994                                 (420,746)        (33,542)       11,365      (374,852)
Net loss                                                    (33,925)                                    (33,925)
Consolidation of foreign subsidiary                                                                      14,435
Distributions on common stock of BGL ($0.075 per share,
  per quarter)                                                                                           (5,474)
Stock grant to directors                                                         94                          94
Stock grant to consultant                                      (800)          1,244                         469
Stock options granted to consultant                                                          (563)          375
MAI spin-off                                                 27,286                          (201)       27,085
Net unrealized holding gain on investment in New Valley                                     (2,332)      (2,332)
Effect of New Valley capital transactions                                                    1,103       18,146
Other, net                                                       12                                          10
Treasury stock, at cost                                                        (135)                       (135)
                                                         -----------        --------         -----      --------
Balance, December 31, 1995                                $(428,173)       $(32,339)        $9,372    $(356,104)
                                                         ===========       ========         ======      ========





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)

                                                               ---------------------------------------------
                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                  1995             1994             1993
                                                               ---------------------------------------------
Cash flows from operating activities:
    Net (loss) income. . . . . . . . . . . . . . . . . . .     $(33,925)        $110,095         $106,780
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
          Depreciation and amortization. . . . . . . . . .        9,076            6,821           11,041
          Noncash compensation expense . . . . . . . . . .          559            8,463
          Income taxes . . . . . . . . . . . . . . . . . .                       (24,487)           9,287
          Gain on sale of assets . . . . . . . . . . . . .       (1,042)         (11,925)
          Loss (gain) on early extinguishment of debt. . .        9,810                           (42,849)
          Impact of discontinued operations. . . . . . . .      (21,229)        (117,275)        (106,574)
          Other, net . . . . . . . . . . . . . . . . . . .        4,167            6,265               89
    Changes in assets and liabilities, net:
              Receivables. . . . . . . . . . . . . . . . .        6,561           (4,002)          42,585
              Inventories. . . . . . . . . . . . . . . . .       (7,490)          (9,574)          14,686
              Accounts payable and accrued liabilities . .       (5,445)          (8,576)         (25,282)
              Other assets and liabilities, net. . . . . .       15,972              135           12,187
                                                                 ------         --------       ----------
Net cash (used in) provided by operating activities. . . .      (22,986)         (44,060)          21,950
                                                                 ------           ------           ------
Cash flows from investing activities:
   Proceeds from sale of business and assets . . . . . . .       14,152           29,542           21,372
   Impact of discontinued operations . . . . . . . . . . .                        (4,555)         (16,078)
   Investments . . . . . . . . . . . . . . . . . . . . . .       (1,965)
   Capital expenditures. . . . . . . . . . . . . . . . . .       (8,805)          (3,023)            (443)
   Dividends from New Valley . . . . . . . . . . . . . . .       61,832
   Other, net  . . . . . . . . . . . . . . . . . . . . . .        1,660            1,897              371
                                                                -------       ----------       ----------
Net cash provided by investing activities  . . . . . . . .       66,874           23,861            5,222
                                                                 ------       ----------          -------





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                (Dollars in Thousands, Except Per Share Amounts)


                                                              --------------------------------------------
                                                                         Year Ended December 31,
                                                              --------------------------------------------
                                                                1995             1994            1993
                                                              --------------------------------------------
Cash flows from financing activities:
 Proceeds from debt   . . . . . . . . . . . . . . . . .         2,343           12,523            6,498
 Deferred financing costs   . . . . . . . . . . . . . .                         (2,705)            (520)
 Purchase of bonds  . . . . . . . . . . . . . . . . . .                                         (10,772)
 Repayments of debt   . . . . . . . . . . . . . . . . .       (40,801)          (2,027)         (26,059)
 (Decrease) increase in cash overdraft  . . . . . . . .          (594)         (12,669)          19,217
 Series G preferred dividend  . . . . . . . . . . . . .           (75)          (5,923)         (15,695)
 Distributions on common stock  . . . . . . . . . . . .        (5,475)
 CVR Settlement (Redemption) .... . . . . . . . . . . .                          1,875           (1,122)
 Treasury stock purchases   . . . . . . . . . . . . . .          (135)             (21)          (3,797)
 Return (deposit) of CVR collateral   . . . . . . . . .                                          12,000
 Stockholder loan and interest repayments   . . . . . .                         17,774
 Impact of discontinued operations  . . . . . . . . . .                           (437)          (8,297)
 Other, net   . . . . . . . . . . . . . . . . . . . . .           (57)             375           (1,475)
                                                               ------          -------           -------

Net cash (used in) provided by financing activities . .       (44,794)           8,765          (30,022)
                                                               ------          -------          --------
Effect of exchange rate changes  on cash and cash
equivalents . . . . . . . . . . . . . . . . . . . . . .                            (63)             795
                                                               ------          -------          -------

Net (decrease) in cash and cash equivalents . . . . . .          (906)         (11,497)          (2,055)
Cash and cash equivalents, beginning of period  . . . .         4,276           15,773           17,828
                                                               ------          -------           ------

Cash and cash equivalents, end of period  . . . . . . .       $ 3,370         $  4,276          $15,773
                                                               ======          =======           ======





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  (a)  Basis of Presentation:

       The Consolidated Financial Statements of Brooke Group Ltd. (the "Company") include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), other less significant subsidiaries and, as of December 29, 1995, Liggett-Ducat Ltd. ("LDL"). (Refer to Note 4). Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. LDL is engaged both in real estate development and the sale and manufacturing of cigarettes in Russia.

  (b)  Liquidity:

       The Company believes it will have sufficient liquidity for 1996. This is based on, among other things, forecasts of cash flow for the principal operating companies which indicate that they will be self-sufficient, satisfactory resolution of the Contingent Value Rights ("CVR") suit (refer to Notes 13 and 16), the restructuring of the Company's debt which includes the exchange of the 13.75% Series 2 Senior Secured Notes due 1997 ("Series 2 Notes") for the 15.75% Series A Senior Secured Notes due 2001 ("Series A Notes"), the sale of $7,397 face value of additional Series A Notes, the proceeds of which were used for the redemption of the 16.125% Senior Subordinated Reset Notes due 1997 (the "Reset Notes") on March 29, 1996 and certain funds available from New Valley Corporation ("New Valley") subject to limitations imposed by the Company's indenture agreements. (Refer to Notes 2 and 8).

  (c)  Estimates and Assumptions:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

  (d)  Cash and Cash Equivalents:

       For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned.

  (e)  Financial Instruments:

       The estimated fair value of the Company's long-term debt is as follows:


       At December 31,         1995                1994
       -------------------------------------------------------
                        Carrying    Fair    Carrying    Fair
                         Amount    Value     Amount    Value
                        --------  --------  --------  --------
       Long-term debt   $409,131  $343,517  $432,289  $347,912

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




       Short-term debt - The carrying amounts reported in the Consolidated Balance Sheets approximate fair value because of the variable interest rates and the short maturity of these instruments.

       Long-term debt - Fair value is estimated based on current market quotations, where available or based on an evaluation of the debt in relation to market prices of the Company's publicly traded debt.

       The methods and assumptions used by the Company's management in estimating fair values for financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

   (f) Significant Concentrations of Credit Risk:

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with high credit quality financial institutions.

       Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 11.6% of net sales for the year ended December 31, 1995. No single customer accounted for more than 10% of the Company's net sales in 1994 and 1993. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

  (g)  Accounts Receivable:

       The allowance for doubtful accounts and cash discounts was $1,536 and $969 at December 31, 1995 and 1994, respectively.

  (h)  Inventories:

       Liggett tobacco inventories, which comprise 83.3% of total inventory, are stated at the lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

       Remaining inventories are determined primarily on a first-in, first-out
       (FIFO) basis.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




  (i)  Property, Plant and Equipment:

       Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 years for buildings and 3 to 10 years for machinery and equipment.

       Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

       For fiscal years beginning after December 15, 1995, the Company will be required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company does not anticipate a significant effect on its results of operations or its financial position from the adoption of SFAS 121.

  (j)  Intangible Assets:

       Intangible assets, consisting of goodwill, trademarks and covenants not-to-compete, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 1995, 1994 and 1993 was $1,725, $1,722 and $1,971, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

  (k)  Other Assets:

       Other assets consist primarily of debt issuance costs and are being amortized over the life of the debt.

  (l)  Employee Benefits:

       Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1995 and 1994 which are subject to significant fluctuations in the near term.

  (m)  Postretirement Benefits other than Pensions:

       Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under SFAS 106, the cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

       As permitted by SFAS 106, the Company has elected to fully recognize the transition obligation (the excess of the accumulated postretirement benefit obligation as of January 1, 1993 over the accrued cost). This resulted in a one-time charge for the Company of $16,167 recorded in the first quarter of 1993.

  (n)  Postemployment Benefits:

       SFAS No. 112, "Employers' Accounting for Postemployment Benefits", is effective for fiscal years beginning after December 15, 1993. SFAS 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



       inactive employees after employment but before retirement. No expense was associated with the adoption since the Company's previous policies accounted for all items required by SFAS No. 112.

  (o)  Income Taxes:

       Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS 109, the Company adjusted previously recorded deferred taxes to reflect currently enacted income tax rates. The Company has not retroactively adjusted for business combinations as it is impracticable. Under SFAS 109, a valuation allowance is provided against deferred tax assets when it is deemed more likely than not that future taxable income will be insufficient to realize the deferred tax assets.

  (p)  Revenue Recognition:

       Revenues from sales are recognized upon the shipment of finished goods to customers. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Since the Company's primary line of business is tobacco, the Company's financial position and its results of operations could be materially adversely affected by significant unit sales volume declines, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

  (q)  Earnings Per Share:

       Per share calculations are based on the equivalent shares of common stock outstanding and include the impact of the CVR liability decretion for the year ended December 31, 1993 (Note 13). The decretion increased earnings by $1.37 for the year ended December 31, 1993. The Series G Preferred Stock are common stock equivalents; however, in making per-share calculations for 1993, they have been treated as preferred stock since treating them as common stock would be anti-dilutive (Note
       14). The net income per share calculation for December 31, 1993 assumed conversion of the outstanding warrant (Note 15). For the year ended December 31, 1995, per share calculations include the Company's proportionate share of excess carrying value of New Valley redeemable preferred shares over the cost of shares repurchased of $16,802.

  (r)  Foreign Currency Translation:

       The Company accounts for translation of foreign currency in accordance with SFAS 52, "Foreign Currency Translation." The Company's Russian subsidiary operates in a "highly inflationary" economy and use the U.S. dollar as the functional currency. Therefore, certain assets of this entity (principally inventories and property and equipment) are translated at historical exchange rates with all other assets and liabilities translated at year end exchange rates and all translation adjustments are reflected in the consolidated statements of operations. Because the Company only consolidated the operations of the Russian subsidiary from December 29, 1995, the translation adjustments were not material. (Refer to Note 4).

  (s)  Reclassifications:

       Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)





2. INVESTMENT IN NEW VALLEY CORPORATION

   In November 1994, New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended ("Joint Plan"), was confirmed by order of the United States Bankruptcy Court for the District of New Jersey and on January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under the Joint Plan.

   Pursuant to the Joint Plan, among other things, all of New Valley's $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), all of New Valley's $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares"), and all of New Valley's Common Shares, $.01 par value (the "Common Shares") and other equity interests, were reinstated and retained all of their legal, equitable and contractual rights.

   Prior to December 31, 1994, under the equity method of accounting, the Company's investment was carried at $0 since the Company had no intention or commitment to fund New Valley's losses. As of December 31, 1994, the Company's investment in New Valley was $97,520, principally as a result of recording its share of New Valley's fourth quarter 1994 income. (Refer to Note 5).

   At December 31, 1994, the Company's investment in New Valley consisted of a 41.6% voting interest. The Company's investment was represented by 618,326 Class A Preferred Shares with an aggregate fair value of $145,963 and 79,399,254 common shares (42.1%) with a quoted market value of $13,498 at December 31, 1994. In addition, the Company held an irrevocable proxy to vote an additional 32,543 Class A Preferred Shares. These shares had been transferred to a third party in December 1994 resulting in compensation expense of $7,682. This proxy expired on December 31, 1995. Options to purchase up to an aggregate of 9,000,000 New Valley common shares owned by the Company were terminated on December 13, 1995 in exchange for $822 of Series A Notes issued by the Company pursuant to the 1995 Exchange Offer. (Refer to Note 8). During 1995, the Company acquired an additional 394,975 shares of New Valley common stock at an average price of $0.28 per share and 250,885 shares of Class B Preferred Shares at an average price of $7.39 per share. At December 31, 1995, the Company's voting interest is 41.9%.

   The Company's investment in the common shares (79,794,229 shares or 41.7%) has a quoted market value of $21,544 at December 31, 1995. The common shares are accounted for pursuant to APB 18, "The Equity Method of Accounting for Investments in Common Stock", and have a negative carrying value of approximately $48,747 and $48,443 at December 31, 1995 and 1994, respectively. The Company's investment represents its proportionate share of New Valley's common shareholders' deficit in addition to the accrued and unpaid dividends on the Class B Preferred Shares. Further, as a result of the Company's purchase of certain Class B Preferred Shares during 1995, the Company has recorded negative goodwill which is being amortized over 10 years. Negative goodwill at December 31, 1995 is approximately $3,000.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   The Company's investment in New Valley's stock at December 31, 1995 is summarized as follows:


                           Number of    Fair    Amortized   Unrealized
                            Shares     Value      Cost     Holding Gain   Earnings
                            ------     -----      ----     ------------   --------
Class A Preferred Shares     618,326  $109,386   $101,962      $7,424      $28,996
Class B Preferred Shares     250,885     3,262      1,854       1,408
Common Shares...........  79,794,229    21,544                             (21,287)(A)
                                       -------    -------       -----       ------
                                      $134,192   $103,816      $8,832      $ 7,709
                                       =======    =======       =====       ======

- --------------------
   (A) Amount does not include $18,146 of New Valley capital transactions credited directly to equity.


   The Class A Preferred Shares and the Class B Preferred Shares are accounted for as debt and equity securities, respectively, pursuant to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. The Class A Preferred Shares' fair value has been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. Earnings on the Class A Preferred Shares are comprised of dividends accrued during the period and the accretion of the difference between the Company's basis and their mandatory redemption price.
   Subsequent to December 31, 1995, however, New Valley became engaged in the ownership and management of commercial real estate and acquired a controlling interest in an operating company. Because these businesses affect the composition and nature of the underlying net assets of New Valley, the Company will determine the fair value of the Class A Preferred Shares based on the quoted market price commencing with the quarter ended March 31, 1996. Had the Company valued its investment in the Class A Preferred Shares using the quoted market price at December 31, 1995, the carrying value would have been decreased by approximately $19,100.

   In February 1995, New Valley repurchased 54,445 Class A Preferred Shares pursuant to a tender offer made as part of the Joint Plan. During the twelve months ended December 31, 1995, at various times, New Valley's Board of Directors authorized the repurchase of up to 500,000 additional Class A Preferred Shares. At December 31, 1995, 339,400 of such shares had been repurchased on the open market at an aggregate cost of $43,405 or an average cost of $127.89 per share. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $16,802, along with other New Valley capital transactions of $241 for the year ended December 31, 1995.

   The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At December 31, 1995, the accrued and unpaid dividends arrearage was $121,893 or $110.06 per share. The Company received $61,832 ($100.00 per share) in dividend distributions in 1995.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At December 31, 1995, the accrued and unpaid dividends arrearage was $95,118 or $34.08 per share. No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

   Each Class B Preferred Share is convertible at the option of the holder into
   8.3333 Common Shares based on a $25 liquidation value and a conversion price of $3.00 per Common Share. At the option of the Company, the Class B Preferred Shares are redeemable in the event that the closing price of the Common Shares equals or exceeds 140% of the conversion price at a specified time prior to the redemption. If redeemed by New Valley, the redemption price would equal $25 per share plus accrued dividends.

        Summarized financial information for New Valley as of and for the years ended December 31, 1995 and 1994 follows:


                                                     1995          1994
                                                  ---------     ----------
Current assets, primarily cash and
     marketable securities in 1995 and
     cash and cash equivalents in 1994..........   $333,485     $1,039,209
Noncurrent assets...............................     52,337         30,682
Current liabilities.............................    177,920        754,360
Noncurrent liabilities..........................     11,967         36,177
Redeemable preferred stock......................    226,396        317,798
Common shareholders' deficit....................    (30,461)       (38,444)

Revenues........................................     67,730         10,381
Cost and expenses...............................     66,064         26,146
Income (loss) from continuing operations........      1,374        (15,265)
Income from discontinued operations.............     16,873      1,135,706 (A)
Extraordinary item..............................                  (110,500)
Net (loss) income applicable to common shares(C)    (13,714)       929,904

Company's share of discontinued
     operations.................................      7,031        139,935 (B)
Company's share of extraordinary item...........                   (46,487)(B)

       (A) Includes gain on sale of New Valley's money transfer business of $1,056,081, net of income taxes of $52,000.
       (B) The Company's share of the extraordinary item, $46,487, was related to extinguishment of debt in 1994. The Company's share of income from discontinued operations in 1994 was determined after accounting for losses not recognized in prior years as follows:


            42.1% of income from discontinued operations........  $ 477,791
            Losses not recognized in prior periods..............   (337,856)
                                                                    -------
            Company's share of equity in discontinued operations
                 of New Valley..................................  $ 139,935
                                                                    =======

       (C) Considers all preferred accrued dividends, whether or not declared and, in 1995, the excess of carrying value of redeemable preferred shares over cost of shares purchased.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)






   Subsequent Events: On January 11, 1996, a subsidiary of New Valley made a $10,600 bridge loan to finance Thinking Machines Corporation, a developer and marketer of parallel software for high-end and networked computer systems. The loan was converted in February 1996 into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines Corporation.

   On January 10 and January 11, 1996, New Valley acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in mortgage financing.

   As a result of asset dispositions pursuant to the Joint Plan, New Valley accumulated a significant amount of cash which it was required to reinvest in operating companies by January 18, 1996 in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having "a value" in excess of 40% of a company's "total assets (exclusive of Government securities and cash items)" on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through New Valley's acquisition of the investment banking and brokerage business of Ladenburg, Thalmann & Co., Inc. and its acquisition of the Office Buildings and the Shopping Centers, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register in the future, under the Investment Company Act, it would be subject to a number of severe restrictions on its operations, capital structure and management, including without limitation entering into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company may be in violation of the Investment Company Act and may be adversely affected by the restrictions of the Investment Company Act. In addition, registration under the Investment Company Act by the Company would constitute a violation of the indenture to which the Company is a party.

   In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company now owns 59.72% of the Class A Preferred Shares.

   On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on its Class A Preferred Shares payable on March 27, 1996. The Company received $6,183 in the distribution.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




3. RJR NABISCO HOLDING CORP.

   In August 1995, New Valley received approval from the Federal Trade Commission to purchase up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Nabisco") in the open market. As of December 31, 1995, New Valley held approximately 4,900,000 shares of RJR Nabisco common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $150,446 (cost of $149,005). New Valley's investment in RJR Nabisco collateralizes margin loan financing of $75,119 at December 31, 1995.

   On October 17, 1995, New Valley entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, New Valley sold approximately 1,600,000 shares of RJR Nabisco Common Stock to High River for an aggregate purchase price of $51,000 and the parties agreed that New Valley and High River would each invest up to approximately $250,000 in shares of RJR Nabisco Common Stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The Agreement also provides for the parties to pay certain other fees to each other under certain circumstances, including a net profit override to High River equal to 20% of New Valley's profit on its RJR Nabisco Common Stock, after certain expenses as defined in the Agreement.

   On October 17, 1995, the Company and BGLS entered into a separate agreement, as amended (the "High River Agreement"). Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. ("Nabisco"), at the earliest possible date. Among other things, the Company agreed to solicit the holders of RJR Nabisco Common Stock to adopt the Spinoff Resolution, which is an advisory resolution to the Board of Directors of RJR Nabisco seeking a spinoff of the 80.5% of Nabisco held by RJR Nabisco to stockholders. Among other things, High River agreed in the High River Agreement to grant a written consent to the Spinoff Resolution with respect to all shares of RJR Nabisco Common Stock held by it and to grant a proxy with respect to all such shares in the event that the Company seeks to replace the incumbent Board of Directors of RJR Nabisco at the 1996 annual meeting of stockholders with a slate of directors committed to effect the spinoff. The Company and BGLS agreed not to engage in certain transactions with RJR Nabisco (including a sale of Liggett or a sale of its RJR Nabisco Common Stock to RJR Nabisco) and not to take certain other actions to the detriment of RJR Nabisco stockholders. High River also agreed that it would not engage in such transactions or take such other actions while the agreement was in effect. In the event that any signatory engages in such transactions or takes such other actions, the High River Agreement provides that the party so doing must pay a fee of $50,000 to the other. Any party to the High River Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The High River Agreement also provides that BGLS pay certain other fees to High River under certain circumstances.

   On November 20, 1995, the Company, acting to preserve its right to nominate a slate of directors at RJR Nabisco's 1996 annual stockholders' meeting, submitted to RJR Nabisco information with respect to nominees committed to an immediate spinoff of Nabisco.

   On December 27, 1995, New Valley entered into an agreement with the Company pursuant to which New Valley agreed to pay directly or reimburse the Company and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with pursuing the completed consent solicitation and the proxy solicitation. New Valley has also agreed to pay to BGLS a fee of 20% of the net profit received by New Valley or its subsidiaries from the sale of shares of RJR Nabisco Common Stock

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   after New Valley and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by New Valley and its subsidiaries, including the costs of the consent solicitation, the proxy solicitation and of acquiring the shares of common stock. New Valley has also agreed to indemnify the Company and its affiliates against certain liabilities arising out of the completed consent solicitation and the proxy solicitation.

   On December 28, 1995, as amended on February 20, 1996 and April 9, 1996, New Valley, the Company and Liggett engaged Jefferies & Company, Inc. ("Jefferies") as financial advisor in connection with New Valley's investment in RJR Nabisco and the Company's solicitation of consents and proxies from the shareholders of RJR Nabisco. New Valley has (i) paid to Jefferies an initial fee of $1,500 and (ii) has agreed to pay to Jefferies for the period commencing January 1, 1996 and ending March 31, 1996, monthly fees of $250 (which increased to $500 on February 20, 1996) and, in addition, until March 31, 1996, an additional monthly fee of $100 and for the month of April 1996, a fee of $160. These companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Nabisco Common Stock (including any distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations, the proxy solicitation and the costs of acquiring the shares of the common stock. In addition, New Valley and the Company agreed to indemnify Jefferies against certain liabilities arising out of the solicitations.

   On December 29, 1995, the Company filed a definitive Consent Statement with the SEC and commenced solicitation of consents from stockholders of RJR Nabisco seeking, among other things, the approval of the Spinoff Resolution.

   Subsequent Events: On February 29, 1996, New Valley entered into a total return equity swap transaction ("The Equity Swap Agreement") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco Common Stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley and provides for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco Common Stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Nabisco Common Stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to 1,000,000 shares of RJR Nabisco Common Stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco Common Stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. As of March 29, 1996, New Valley had an unrealized loss on this swap transaction of approximately $4,200 and had pledged collateral of approximately $11,800.

   On March 4, 1996, the Company filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. As of March 29, 1996, New Valley had expensed approximately $10,000 for costs relating to its RJR Nabisco investment, of which approximately $4,000 was expensed in 1995.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   On March 13, 1996, the Company was informed by the independent inspectors of election that consents representing 142,237,880 votes (50.58%) were delivered in favor of the Spinoff Resolution and 150,926,535 votes (53.67%) were delivered in favor of the Bylaw Amendment. RJR Nabisco announced that it currently had no plans to contest the outcome of the vote.

   At March 29, 1996, New Valley held approximately 5,200,000 shares of RJR Nabisco Common Stock with a market value $156,143 (cost of approximately $158,000) collateralizing margin loan financing of approximately $83,500.


4. INVESTMENT IN BROOKE (OVERSEAS) LTD.

   On October 1, 1993, the Company transferred the stock of its wholly-owned real estate development subsidiary, BrookeMil Ltd. ("BrookeMil"), to LDL in exchange for 58% of the stock of LDL and a promissory note from BrookeMil as part of the settlement of a dispute with employees of LDL's tobacco company. Also on October 1, 1993, BrookeMil entered into a long-term lease, as lessor, of a western style office building in Moscow and received prepaid rent from the lessee. Cash received from the lessee was used by BrookeMil to repay the promissory note together with accrued interest of $5,313 and $4,017 in 1993 and 1995, respectively. These payments have been deferred by the Company and are being recognized over the lease term. In prior years, the Company did not consolidate LDL due to certain events continuing through 1995 which impaired the Company's ability to control the operations of LDL. The amounts invested in Russian ventures of $5,723 and $2,878 in 1994 and 1993, respectively, were expensed, based on the determination that there was significant uncertainty as to the recoverability of these amounts. The Company has reexamined the issue of consolidating LDL and at December 29, 1995 determined that a series of events in the latter part of 1995 (see below) has enabled the Company to exert sufficient control so that the recoverability of its investment appears reasonable.

   In the third quarter of 1995, BOL increased its investment in LDL from approximately 58% to 68% through a direct purchase of stock from other shareholders. BOL recorded goodwill in the amount of $435 which is being amortized over a ten year period.

   In October 1995, LDL entered into a loan agreement with Rosvneshtorg Bank, Moscow, Russia, to borrow up to $20,000 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate ("LIBOR") plus 10%. Principal repayments are due from April through October of 1997. The loan agreement was arranged through a third party for a net fee of $4,044 payable ratably over the term of the loan. The Company has guaranteed the payment of the note and the broker's fee. All of the stock of BrookeMil has been pledged as collateral for the loan. At December 31, 1995, BrookeMil has drawn approximately $8,000 of the loan and accrued approximately $3,000 of the broker's fee, which has been deferred and is being amortized over the life of the loan.

   Also in October 1995, BrookeMil purchased certain buildings, which it had previously leased from the Moscow Property Committee, for $4,369 excluding related transaction costs. BrookeMil has developed, or is in the process of developing, these buildings for commercial use.

   Finally, on December 29, 1995, LDL relinquished its 59.4% ownership in a joint real estate venture in exchange for 100% ownership of a tobacco factory owned by the venture with the intention of constructing a new manufacturing facility on the outskirts of Moscow. LDL's cost basis in the joint real estate venture of $2,675 was transferred to its basis in the tobacco factory.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   The additional amounts included in the financial statements as a result of consolidating the Russian subsidiaries at December 31, 1995 are as follows:


            Current assets......  $12,321
                                   ======
            Total assets........   35,359
                                   ======
            Current liabilities.   10,602
                                   ======
            Total liabilities...   20,924
                                   ======
            Stockholders' equity   14,435
                                   ======

   Revenues during 1995 from the date of consolidation, December 29, 1995, are not material.

   Amounts invested in the Russian subsidiary during the year ended December 31, 1995 were approximately $18,000. Of this amount, approximately $7,300 was capitalized.

   Subsequent Event: On April 3, 1996, the Company entered into a stock purchase agreement (the "purchase agreement") with the chairman of LDL (the "Seller"). Under the purchase agreement, the Company acquired the 84,540 shares held by the Seller for $15 per share ($1,268). The purchase price is payable in installments during 1996 and the 84,540 shares of LDL collateralize the Company's obligations under both the purchase agreement and consulting agreement (described below). This transaction is expected to increase the Company's ownership percentage in LDL from 68% to 80%.

   Concurrently, the Company entered into a consulting agreement with the Seller for services through December 31, 1997. Under the terms of the consulting agreement, the Company will pay the Seller approximately $5,232 over five years. Also, LDL extended the Seller's employment agreement with LDL for one year at $384. Additionally, certain obligations of the Seller totaling approximately $2,300 were assigned to an affiliate of the Seller and a note receivable from a third party for approximately $3,300 relating to the sale of a previously owned subsidiary in Russia, which receivables had been charged to operations in prior years, were assigned to the affiliate in exchange for a waiver of an additional $1,000 in payments under the consulting agreement.


5. DISCONTINUED OPERATIONS

   A summary of discontinued operations follows:

                                          Year Ended December 31,
                                        1995       1994       1993
                                       -----------------------------
Income from discontinued operations:
    New Valley......................   $ 1,800
    MAI.............................       698    $  3,628   $28,177
    SkyBox..........................       362      20,065    33,824
                                        ------     -------    ------
                                         2,860      23,693    62,001
                                        ------     -------    ------
Gain from disposal of operations:
    New Valley(A)...................     5,231     139,935
    SkyBox..........................    13,138      11,055
                                        ------     -------    ------
                                        18,369     150,990
                                        ------     -------    ------
Income from discontinued operations.   $21,229    $174,683   $62,001
                                        ======     =======    ======

    (A) See Note 2 for discussion of discontinued operations related to New Valley.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)






   Net revenues of MAI Systems Corporation ("MAI") for the period January 1, 1995 to February 6, 1995 were $6,652 and for the years ended December 31, 1994 and 1993 were $66,095 and $115,291, respectively. Net revenues of SkyBox were $65,119 for the nine months ended September 30, 1993.

   New Valley:

   During the fourth quarter of 1994, New Valley sold or was in the process of selling virtually all of its current operations. In connection with the implementation of the provisions of the Joint Plan, New Valley completed the sale of Western Union Financial Services Inc. and certain other assets to First Financial Management Corporation ("FFMC"). (Refer to Note 2). Accordingly, the financial statements of the Company reflect its portion of the gain, $139,935, in gain on disposal of discontinued operations in 1994.

   On October 31, 1995, New Valley sold substantially all the assets of its wholly owned subsidiary, Western Union Data Services Company, Inc. (the "Messaging Service Business"), and conveyed substantially all of the liabilities of the Messaging Service Business to FFMC for $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The financial statements of the Company reflect its portion of the gain, $5,231, in gain on disposal of discontinued operations in 1995.

   MAI:

   On January 25, 1995, the Board of Directors of BGLS determined to declare a dividend of the stock of MAI to the Company with the intention of the Company distributing a special dividend of MAI common stock to its stockholders (the "MAI Distribution"). Accordingly, the Company approved the MAI Distribution of the 65.2% equity interest in MAI through a special dividend to its stockholders of one share of MAI for every six shares of the Company's common stock. The distribution occurred on February 13, 1995. As a result, MAI has been treated as a discontinued operation in the financial statements for all periods presented. The assets and liabilities of MAI at December 31, 1994 are included in other accrued liabilities and net long-term liabilities of businesses held for disposition. The MAI Distribution reduced the stockholder's deficit by $27,085 in the first quarter of 1995.

   On April 12, 1993, MAI filed a voluntary petition under Chapter 11 of the Bankruptcy Code. MAI emerged from bankruptcy on November 18, 1993. Under the plan of reorganization, the Company did not receive any distribution for its original equity ownership but did receive a 44.9% common ownership interest for the MAI debt it held as MAI's largest single creditor.
   Further, on February 1, 1994, the Company renegotiated a December 21, 1992 agreement with an unrelated third party which enabled the Company to purchase additional MAI equity for $3,565 in the reorganized entity. When combined with the interest originally received in the reorganization, total common ownership held by the Company at December 31, 1994 was approximately 65.2%.

   The terms of the plan of reorganization provided for the issuance of new MAI common stock having an estimated fair market value of $50,000 in exchange for the cancellation of unsecured debt. In connection with the issuance of the new common stock, the Company recorded an extraordinary gain of $46,440 for the difference between the debt being forgiven and the fair market value of the new MAI common stock issued.

   On March 22, 1993, a syndicate of banks (the "Banks") foreclosed on all of the outstanding capital stock of certain of MAI's European subsidiaries, on certain intellectual property of MAI and on

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   amounts due to MAI from certain of its European subsidiaries (the "Foreclosure"), in satisfaction of all amounts due under MAI's term loan facilities and revolving facilities with the Banks. Because management's estimated fair market value of assets surrendered was less than the amount of the debt satisfied, the Foreclosure was accounted for as a troubled debt restructuring. As a result, the difference between the book value and management's estimated fair market value of the assets surrendered of $22,187 is included in the gain from discontinued operations and the difference between the carrying amount of the debt satisfied and the fair market value of the assets surrendered of $64,452 is classified as an extraordinary gain on foreclosure. In addition, in connection with a transaction wherein MAI's United States and Canadian bank lenders took title to the stock of MAI's European subsidiaries in satisfaction of a total of approximately $84,000 of indebtedness owed by MAI to such bank lenders, the Company may be required, under certain limited circumstances, to purchase an equity interest of up to $7,500 in a holding company controlled by the bank lenders. The $7,500 is recorded as a liability.

   In 1993 MAI changed its year end to December 31 from September 30 and, therefore, in 1993 MAI was no longer consolidated on a three month lag. This change, amounting to $23,567, is reported as a change in accounting in the first quarter of 1993. The condensed statement of operations for this three month period which ended December 31, 1992 follows:


          Total revenue...............................    $59,183
          Direct costs................................     37,442
                                                          -------
             Gross profit.............................     21,741

          Selling, general and administrative expenses     22,792
          Non-recurring charges.......................     15,340
                                                          -------
             Operating loss...........................    (16,391)

          Interest, net...............................     (4,675)
                                                          -------
          Loss before taxes...........................    (21,066)
          Income taxes................................      2,501
                                                          -------
             Net loss.................................   $(23,567)
                                                          =======

   SkyBox:

   On October 6, 1993 the Company distributed (hereinafter referred to as the "Distribution") to holders of record of its common stock at September 20, 1993 one share of common stock of its subsidiary, SkyBox International Inc. ("SkyBox"), for each of its 6,522,929 shares of common stock then outstanding, representing 81.5% of the SkyBox common stock and 46.6% of its direct voting power. After October 1, 1993, SkyBox was no longer consolidated and was accounted for on the equity method. During the fourth quarter of 1993 and continuing throughout 1994 and the first quarter of 1995, the Company sold all of its remaining SkyBox common stock for approximately $20,000. In addition, during the same period SkyBox redeemed the 300 shares of SkyBox Series A Preferred Stock which the Company held at the stated redemption price of $100,000 per share for a total of $30,000.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




6. INVENTORIES

   Inventories consist of:


                                             December 31,
                                            1995     1994
                                           ----------------
           Finished goods................  $19,129  $18,374
           Work-in-process...............    3,570    2,952
           Raw materials.................   29,021   20,609
           Replacement parts and supplies    4,903    3,754
                                            ------   ------
           Inventories at current cost...   56,623   45,689
           LIFO adjustments..............    3,899    1,409
                                            ------   ------
                                           $60,522  $47,098
                                            ======   ======

   The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments which expire principally in December 1996. At December 31, 1995, Liggett had leaf tobacco purchase commitments of approximately $25,500.


7. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of:


                                                 December 31,
                                              1995        1994
                                            --------------------
           Land and improvements........    $    541    $    716
           Buildings....................      31,947       8,703
           Machinery and equipment......      42,877      35,069
           Leasehold improvements.......         309          82
           Assets held for sale.........       1,259
           Asset under capital lease....                   5,696
                                             -------     -------
                                              76,933      50,266
           Less accumulated depreciation     (27,868)    (24,460)
                                             -------     -------
                                            $ 49,065    $ 25,806
                                             =======     =======

   The amounts provided for depreciation for the years ended December 31, 1995, 1994 and 1993 were $4,699, $4,609 and $4,675, respectively.

   The amount provided for amortization of assets under capital lease for the year ended December 31, 1994 was $551.

   Subsequent event: On April 9, 1996 Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)





8. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

   Notes payable, long-term debt and other obligations consist of:


                                                                December 31,
                                                              1995       1994
                                                            --------------------

     13.75% Series 1 Senior Secured Notes due 1995........               $23,594
     13.75% Series 2 Senior Secured Notes due 1997........    $91,179     91,294
     16.125% Senior Subordinated Reset Notes due 1997.....      5,670      5,670
     14.500% Subordinated Debentures due 1998.............    126,295    126,295
     Notes Payable - Foreign..............................     11,122
     Other................................................      2,084      4,940

     Liggett:
     11.500% Senior Secured Series B Notes due 1993 - 1999    119,485    126,234
     Variable rate Series C Senior Secured Notes due 1999.     32,279     29,415
     Revolving credit facility............................     21,017     24,847
                                                            ---------  ---------
Total notes payable and long-term debt....................    409,131    432,289
Less:
          Current maturities..............................      2,387     26,491
                                                            ---------  ---------
Amount due after one year.................................   $406,744   $405,798
                                                            =========  =========

   Offer to Exchange:
   15.75% Series A Senior Secured Notes Due 2001 for 13.75% Series 2
        Senior Secured Notes Due 1997, and
   15.75% Series B Senior Secured Notes Due 2001 for 16.125% Senior
        Subordinated Reset Notes Due 1997 and 14.500% Subordinated Debentures:

   As a result of the Exchange Agreement, dated November 21, 1995 (the "1995 Exchange Agreement"), on November 27, 1995, BGLS commenced an offer to exchange a total of $232,868 principal amount of 15.75% Senior Secured Notes due January 31, 2001, for all its outstanding Series 2 Notes, Reset Notes and Subordinated Debentures. The exchange ratio was $1,087.47 principal amount of new 15.75% Series A Senior Secured Notes ("Series A Notes") for each $1,000 principal amount of Series 2 Notes exchanged, $1,132.28 principal amount of new 15.75% Series B Senior Secured Notes ("Series B Notes") for each $1,000 principal amount of Reset Notes exchanged and $1,000 principal amount of new Series B Senior Secured Notes for each $1,000 principal amount of Subordinated Debentures exchanged. The new Series A Notes and the new Series B Notes were identical except that the Series B Notes were not subject to restrictions on transfer.

   The holders of in excess of 99% of the Series 2 Notes and 88% of the Subordinated Debentures agreed, subject to certain conditions, to tender their securities in the exchange offer. The Exchange offer closed on January 30, 1996. All $91,179 of the Series 2 Notes and $125,495 of the Subordinated Debentures were exchanged. In addition, BGLS cancelled all of the Subordinated Debentures ($13,705) held by the Company. Subordinated Debentures in the amount of $800 remain outstanding (see "14.500% Subordinated Debentures due 1998" below). Holders of Reset Notes did not exchange and, in accordance with the 1995 Exchange Agreement, BGLS issued an irrevocable notice of redemption for all of the outstanding Reset Notes which were redeemed on March, 29 1996 for a total amount of $5,785, including premium, together with accrued interest of $452.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   The new Series A and Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period ended July 31, 1996 when interest is payable at 13.75% from October 1, 1995 to January 30, 1996 and 15.75% from January 31, 1996 through July 31, 1996.

   The Company recorded an extraordinary charge of approximately $9,700 for the year ended December 31, 1995 relating to the exchanged debt securities discussed above, based upon the binding agreement as of November 21, 1995.

   The Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company, limit additional indebtedness to $10,000 and restrict certain transactions with affiliates.

   Subsequent event: On March 7, 1996, an additional $7,397 face amount of Series A Notes were sold for $6,300 including accrued interest with proceeds being used for the redemption of the Reset Notes (see above).

   Pursuant to a registered exchange offer, holders of the Series A Notes exchanged all of the $107,373 outstanding principal amount for an equal principal amount of Series B Notes. The exchange closed March 21, 1996. The Company has cancelled all the Series A Notes.

   13.75% Series 1 Senior Secured Notes due 1995
   13.75% Series 2 Senior Secured Notes due 1997:

   An Exchange and Termination Agreement (the "1994 Exchange Agreement") was entered into as of September 30, 1994 among the Company, BGLS and certain holders ("Participating Holders") of the 16.125% Senior Subordinated Reset Notes due 1997 ("Reset Notes") and the 14.500% Subordinated Debentures due 1998 ("Subordinated Debentures") pursuant to which certain prior agreements among the parties were terminated. The Participating Holders had advanced $13,702 to BGLS under the prior agreements.

   Under the 1994 Exchange Agreement, on October 3, 1994 BGLS exchanged an aggregate of $49,900 of new BGLS 13.75% Series 2 Senior Secured Notes due 1997 ("Series 2 Notes") for an equal principal amount of Reset Notes. BGLS and the Company also agreed, subject to applicable securities laws, to offer the other holders of the Reset Notes the opportunity to exchange the Reset Notes for the Series 2 Notes. That offer commenced October 21, 1994 and was closed December 12, 1994. An additional $33,675 of the Reset Notes were exchanged.

   In related transactions with the same Participating Holders, BGLS issued $23,594 of 13.75% Series 1 Senior Secured Notes due 1995 ("Series 1 Notes") to the same Participating Holders in consideration of the transfer to BGLS of previously issued Senior Secured Notes, on account of new loans by the same holders in respect of certain interest payable and to cover certain expenses of the Participating Holders. On June 12, 1995, BGLS redeemed all the Series 1 Notes in the amount of $23,594 plus accrued interest of $670.

   In connection with the 1995 Exchange Offer, all of the Series 2 Notes were exchanged for Senior Secured Notes and no Series 2 Notes remain outstanding.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   16.125% Senior Subordinated Reset Notes due 1997
   14.500% Subordinated Debentures due 1998:

   Pursuant to the 1995 Exchange Offer, discussed above, the Reset Notes were redeemed on March 29, 1996. The Subordinated Debentures in face amount of $800 remain outstanding and, as part of the 1995 Exchange Agreement, the Sixth Supplemental Indenture dated January 26, 1996 was executed by the Company in which substantially all of the covenants and events of default were eliminated pertaining to the Subordinated Debentures.


   15.501% Junior Subordinated Secured Notes due 2008:

   Pursuant to an agreement (the "Purchase Agreement") dated February 23, 1989 among the Company, Liberty Service Corporation ("Liberty") and its parent, Columbia Savings & Loan Association ("Columbia"), Liberty purchased from the Company $48,560 of the Company's 15.501% Junior Subordinated Secured Notes due 2008 (the "Junior Secured Notes") which was utilized to purchase New Valley securities. In the year ended December 31, 1993, the Company repurchased $48,560 of the Junior Secured Notes for $10,198. As a result of this transaction, the Company recorded extraordinary gains on extinguishment of indebtedness of $38,362 in the year ended December 31, 1993.


   Liggett 11.500% Senior Secured Series B Notes due 1993 - 1999:

   During the first quarter 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Series B Notes require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Series B Notes due on February 1, 1999. The Liggett Series B Notes are collateralized by substantially all of the assets of Liggett, excluding accounts receivable and inventory. The Liggett Series B Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of Liggett at any time on or after February 1, 1996. The Liggett Series B Notes contain restrictions on Liggett's ability to pay dividends, incur additional debt, grant liens and enter into any new agreements with affiliates.


   Issuance of Series C Variable Rate Notes:

   On January 31, 1994, Liggett issued $22,500 of Variable Rate Series C Senior Secured Notes Due 1999 (the "Series C Notes"). Liggett received $15,000 from the issuance in cash and received $7,500 in Liggett Series B Notes which were credited against the mandatory redemption requirements of Liggett Series B Notes required under the indenture for February 1, 1994. Liggett had received the necessary consents from the required percentage of holders of Liggett Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued under the Liggett Series B Indenture. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Liggett Series B Notes. In connection with the consents, holders of Liggett Series B Notes received Series C Notes totaling $2,842 or 2% of their then current Liggett Series B Notes holdings. Liggett issued the remaining $7,508 of Series C Notes in November 1994. The Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%, the maximum reset rate.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)





   On January 26, 1995, the Company sold the Series C Notes it held in face amount of $2,935.


   Revolving Credit Facility - Liggett:

   On March 8, 1994, Liggett entered into a revolving credit facility (the "facility") for $40,000 with a syndicate of commercial banks. The facility is collateralized by all inventories and receivables of Liggett. At December 31, 1995, $21,017 was outstanding and $13,340 was available under the facility. Borrowings under the facility bear interest at a rate equal to 1.5% above the Philadelphia National Bank's prime rate which was 8.75% at December 31, 1995. The facility requires Liggett's compliance with certain financial and other covenants. The facility also limits the amount of dividends and distributions by Liggett. At December 31, 1995, Liggett was in compliance with all covenants under the facility.


   Foreign Loans:

   In October, 1995, LDL, a subsidiary of BOL, entered into a construction loan agreement with Rosvneshtorg Bank, Moscow, Russia for a period of two years on behalf of BrookeMil for $20,000. The interest rate is LIBOR plus 10%. (Refer to Note 4). The outstanding balance at December 31 was $7,967. Broker's fees of approximately $3,000 were recorded and are payable ratably over the term of the loan.

   In January 1995, LDL entered into a revolving credit facility for $1,667 with the same bank. The facility is denominated in rubles and is due within 180 days with an automatic renewal. Because the credit facility exists in a hyperinflationary economy, it bears interest at a rate of 85% per annum. At December 31, 1995, the balance was $155.


   Scheduled Maturities:

   Subsequent to the closing of the 1995 Exchange Agreement on January 30, 1996 and the redemption of the Reset Notes, scheduled maturities of long-term debt for each of the next five years are as follows:


                   1996......    $  2,387
                   1997......      38,519
                   1998......      38,506
                   1999......     107,375
                   2000......
                   Thereafter     232,868
                                  -------
                                 $419,655
                                  =======

9. RESTRUCTURING CHARGES

   Liggett:

   In early 1993, Liggett restructured its headquarters operations to reduce operating costs. In connection with the restructuring, Liggett has recorded a non-recurring net charge to operating income of $5,565 ($2,531 is included in cost of sales).

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   In January 1994, Liggett reduced its field sales force and recorded a charge of $3,000 against operating income in the fourth quarter of 1993.

   During the year ended December 31, 1995, Liggett offered a severance and benefit program to reduce personnel costs on an ongoing basis. This program resulted in a charge to operations of $2,548.

   Headquarters:

   In 1993, the Company restructured its domestic and foreign operations including reduction in personnel and subleasing of certain office spaces to reduce operating costs. In connection with the restructuring, the Company recorded non-recurring charges of approximately $5,879 for the year ended December 31, 1993.


10. EMPLOYEE BENEFIT PLANS

   Defined Benefit Retirement Plans:

   The Company sponsors several defined benefit pension plans, covering virtually all of Liggett's full-time employees. These plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

   In a continuing effort to reduce operating expenses, all defined benefit plans were frozen between 1993 and 1995. As a result of this, the Company recorded a curtailment charge of $1,550, $691 and $4,766 in 1995, 1994 and 1993, respectively.

   The Company's net pension expense consists of the following components:


                                                         Year Ended December 31,
                                                     -------------------------------
                                                       1995        1994       1993
                                                     -------------------------------
   Service cost - benefits earned during the period   $    454     $ 1,140  $  2,065
   Interest cost on projected benefit obligation...     12,850      12,363    13,746
   Actual return on assets.........................    (23,501)     (5,144)  (23,925)
   Curtailment related to plan restructuring.......      1,550         691     4,766
   Net amortization and deferral...................      9,547      (8,337)    8,727
                                                       -------      ------   -------
                                                      $    900     $   713  $  5,379
                                                       =======      ======   =======

   In accordance with SFAS 87, "Employers' Accounting for Pensions", the overfunded and underfunded plans with respect to the accumulated benefit obligation at December 31, 1994 have been segregated for financial statement presentation. All plans were underfunded with respect to the accumulated benefit obligation at December 31, 1995. An analysis of the funded status of the Company's defined benefit pension plans and amounts recognized in the balance sheets at December 31, 1995 and 1994 for the pension plans are as follows:

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)






                                                       December 31,             December 31,
                                                           1995                     1994
                                                      -----------------------------------------------
                                                        Accumulated    Assets Exceed    Accumulated
                                                      Benefits Exceed   Accumulated   Benefits Exceed
                                                          Assets         Benefits         Assets
                                                      -----------------------------------------------
Actuarial present value of benefit obligations:
     Vested benefit obligation......................         $166,448        $77,521          $81,472
                                                              =======         ======           ======
     Accumulated benefit obligation.................         $172,317        $77,521          $83,471
                                                              =======         ======           ======
     Projected benefit obligation...................         $172,317        $77,521          $83,622
Plan assets at fair value...........................          163,913         78,239           78,475
                                                              -------         ------           ------
Projected benefit obligation in excess of (less
     than) plan assets..............................            8,404          (718)            5,147
Unrecognized net gain...............................           14,449          7,232           11,143
Unrecognized prior service cost.....................                                            (229)
Adjustment required to recognize minimum liability..              976                             803
                                                              -------         ------           ------
Pension liability before purchase accounting
     valuation adjustments..........................           23,829          6,514           16,864
Purchase accounting valuation adjustments related
     to income taxes................................           (3,773)        (2,061)          (2,060)
                                                              -------         ------           ------
Net pension liability included in the balance sheets         $ 20,056        $ 4,453          $14,804
                                                              =======         ======           ======

   Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations were as follows:


                                                   1995          1994
                                               ------------  ------------
   Discount rates............................  6.25 - 8.50%  5.75 - 8.50%
   Accrued rates of return on invested assets      9.0%          9.0%
   Salary increase assumptions...............      N/A           3.0%
                                                per annum     per annum

   Plan assets consist of commingled funds, marketable equity securities and corporate and government debt securities.

   Postretirement Medical and Life Insurance Plans:

   BGLS and Liggett

   Substantially all of the Company's United States employees were eligible for certain postretirement benefits if they reach retirement age while working for the Company; however, there were several modifications made to the Company's Plans in 1993. Prior to 1994, the Plans had reimbursed 80 percent of retirees' medical claims. However, the Company announced on November 11, 1993 that retirees would be required to fund 60 percent of participant medical premiums in 1994 and 100 percent of premiums on a going-forward basis, effective January 1, 1995. As a result of the above modifications, the Plan's Accumulated Postretirement Benefit Obligation was decreased from $39,029 at January 1, 1993 to $15,137 at December 31, 1993.

   The components of net periodic postretirement (benefit) cost for the years ended December 31, 1995, 1994 and 1993 are as follows:

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)






                                                    1995     1994      1993
                                                  -------  -------  ---------
Service cost, benefits attributed to employee
     service during the year..................   $   68   $   63    $   587
Interest cost on accumulated postretirement
     benefit obligation.......................      970    1,037      3,133
Curtailment credits related to restructuring
     expense..................................                         (623)
Immediate recognition of transition obligation                       16,853
Curtailment credits related to modification of
     Medical Plans............................                      (26,172)
Charge for special termination benefits.......      489
Amortization of net (gain) loss...............      (26)      33
                                                  -----    -----     ------
Net periodic postretirement cost (benefit)....   $1,501   $1,133    $(6,222)
                                                  =====    =====     ======

     The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 1995 and 1994 applicable to each employee group:


                                                        1995      1994
                                                      --------  --------
Retired employees...................................  $  8,673   $ 9,292
Active employees - fully eligible...................     1,707     1,170
Active employees - not fully eligible...............     1,078     1,143
                                                       -------    ------
     APBO...........................................  $ 11,458   $11,605
Unrecognized net gain...............................     1,339     1,277
Purchase accounting valuation adjustments related to
     income taxes...................................    (1,181)   (1,291)
                                                       -------    ------
Postretirement liability............................  $ 11,616   $11,591
                                                       =======    ======

   The APBO at December 31, 1995 was determined using a discount rate of 7.5% and a health-care cost trend rate ranging from 10% in the near term, declining to 4% in the third and subsequent years. A 1% increase in the trend rate for health care costs would have increased the APBO and postretirement benefit costs by $420 and $50 for the year ended December 31, 1995. The Company does not hold any assets reserved for use in the plan.

   Profit Sharing Plan:

   Liggett

   The 401(k) plans originally called for Liggett contributions matching up to a 3% employee contribution, plus additional Liggett contributions of up to 6% of salary based on the achievement of Liggett's profit objectives. Effective January 1, 1994, Liggett suspended the 3% match for the Salaried Employees' 401(k) Plan. Liggett contributed $900, $420 and $1,787 to the 401(k) plans for the years ended December 31, 1995, 1994 and 1993, respectively.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




11. INCOME TAXES

    The Company files a consolidated Federal Income Tax Return that includes its more than 80% owned United States subsidiaries.

   The amounts provided for income taxes are as follows:

                                                        Year Ended December 31,
                                                     -----------------------------
                                                       1995       1994       1993
                                                     -----------------------------
Current:
     U.S. Federal..................................             $(24,714)   $1,000
     State.........................................    $342          227
Deferred:
     U.S. Federal..................................                          2,141
     State.........................................                          2,052
                                                        ---      -------     -----
Total provision (benefit) for continuing operations    $342     $(24,487)   $5,193
                                                        ===      =======     =====

   The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                            December 31, 1995           December 31, 1994
                                        --------------------------  --------------------------
                                        Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                                           Assets     Liabilities      Assets     Liabilities
                                        ------------  ------------  ------------  ------------
Sales and product allowances........      $  2,337                     $ 2,721
Inventory...........................           831      $  1,280           550       $ 2,397
Coupon accruals.....................         3,198                       4,645
Property, plant and equipment.......                       6,200                       6,554
Employee benefit accruals...........        13,249                      12,502
Debt restructuring charges..........         5,702                       3,403
Excess of tax basis over book basis-
     non-consolidated entities......         4,327                      17,508
Excess of book basis over tax basis-
     non-consolidated entities......                       5,564                      21,306
Other...............................                                     1,289
Legal settlements...................         3,556
Net operating loss carryforwards....        54,860                      48,501
Valuation allowance.................       (73,955)                    (60,862)
Reclassifications...................       (13,044)      (13,044)      (30,257)      (30,257)
                                           -------       -------       -------       -------
                                          $  1,061      $              $             $
                                           =======       =======       =======       =======

   Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1995       1994       1993
                                                -------------------------------
(Loss) from continuing operations
  before income taxes.........................   $(45,002)  $(42,478)  $(64,035)
                                                  -------    -------    -------
Federal income tax (benefit) at statutory rate    (15,751)   (14,867)   (22,412)
Increases (decreases) resulting from:
  State income taxes, net of federal income tax
    benefits..................................        342        148      1,333
  Changes in valuation allowance..............     11,810     14,432     26,272
  Other.......................................      3,941
  Reduction of reserves.......................               (24,200)
                                                  -------    -------    -------
  Provision (benefit) for income tax..........   $    342   $(24,487)  $  5,193
                                                  =======    =======    =======

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   The Company favorably settled an audit with the Internal Revenue Service in the third quarter of 1994 and has adjusted its reserves accordingly.

   At December 31, 1995, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $135,000 which may be subject to certain restrictions and limitations and which will expire in the years 2006 to 2009.

12.  COMMITMENTS

   Certain of the Company's subsidiaries lease certain facilities and equipment used in its operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms for one year or more are as follows:


              Year ending December 31:
              1996....................  $4,014
              1997....................   2,989
              1998....................   2,344
              1999....................   1,252
              2000....................     900
              2001 and thereafter.....  24,950

   Lease commitments for 2001 and thereafter relate primarily to the remaining 45 years of a land lease and 23 years of an equipment lease in Russia.

   The total of minimum rentals to be received in the future by certain of the Company's subsidiaries under noncancelable subleases are as follows:


              Year ending December 31:
              1996...................    $642
              1997....................    126
                                          ---
                                         $768
                                          ===

   The Company's rental expense for the years ended December 31, 1995, 1994 and 1993 was $4,449, $4,808 and $7,286 respectively.


13. CONTINGENT VALUE RIGHTS

   The CVR entitled the holder (3,117,400 CVRs outstanding at December 31,
   1992) to receive on November 15, 1993 a cash payment equal to the amount, if any, by which the then current market value of the Company's common stock for a period of 20 trading days ending five days before such date was less than $19.45 per share, reduced as provided in the CVR agreement for dividends and distributions, if any, paid on shares of common stock up to the time of maturity. The Company was

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   permitted to redeem the CVRs in whole or in part, at any time after May 15, 1991, for a price equal to $13.75 per share increased from November 1990 at a 15% compound annual rate as adjusted for dividends paid (the "Target Price") minus the then market price of the common stock as of a date 60 days before the redemption date. The CVR obligation, initially recorded at fair market value which was de minimis, was adjusted to the calculated redemption value through October 15, 1993, with the change reflected directly in stockholder's equity.

   The CVR's were senior collateralized obligations of the Company and were freely transferable separately from the common stock. They were collateralized by assets ($12,000 in cash and certain securities of the Company) deposited with a trustee.

   The Company satisfied the major portion of its liability with respect to the CVR obligation on October 6, 1993 through the distribution of SkyBox common stock which removed $44,813 of the obligation. The remaining portion of the obligation was satisfied pursuant to a Notice of Redemption given on October 15, 1993 whereby the Company redeemed each CVR for $0.36 (a total of $1,122) on December 9, 1993 or thereafter when such CVR was surrendered to the Trustee. Accordingly, all collateral (except for the $1,122, above) which included cash and certain securities of the Company and BGLS was released. (See also Note 16, "Contingencies", regarding a complaint filed by a group of CVR holders).


14. EQUITY

   Preferred Stock Series E, F and G:

   On September 14, 1993, certain officers and an employee of the Company exchanged 11,124,172 common shares for 8,929.338 shares of Series E and 2,194.834 of Series F redeemable preferred stock. Each share of Series E Preferred Stock is convertible beginning 30 days after initial issuance into 1,000 shares of the Company's common stock. At October 31, 1993, all Series E Preferred Stock had been converted into the Company's common stock.

   The terms of the Series F Preferred Stock are identical to those of the Series E Preferred Stock, except that the Series F Preferred Stock are entitled to receive, in addition to dividends payable on the Series E Preferred Stock, a special dividend per share in an amount equal to the appraised value per share of the SkyBox common stock ($14.375) dividended in the Distribution times the number of shares into which it is convertible, payable one year from the date of the Distribution, in cash, or at the option of the Company, in the Company's common stock valued at its average closing price over the 20 trading days prior to payment. Following payment of this dividend, each share of Series F Preferred Stock will convert automatically into Company common stock.

   On December 30, 1993, certain present and a former officer of the Company were offered an exchange for all shares remaining (a total of 2,184.834) of Series F redeemable preferred stock for 2,184.834 shares of Series G redeemable preferred stock.

   The terms of the Series G Preferred Stock are identical to those of the Series F Stock, except that the special dividend on Series G stock was accelerated and paid in two parts. To the extent that dividends were utilized to facilitate the repayment or defrayal of certain debt obligations to the Company, cash dividends were disbursed or dividends were waived to satisfy such obligations. The remaining portion of the special dividend was payable in four installments on January 1, April 1, July 1 and October 1, 1994 payable in cash or shares of common stock at the option of the Company using the prime rate announced by Citibank, N.A. discounted by the number of days between the

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   installment payment date and October 6, 1994, the date the Special dividend on the Series F preferred stock was to have been paid out. (Refer to Note 16 "Contingencies" and Note 17 "Related Party Transactions"). At December 31, 1994, all Series G Preferred Stock had been converted into Company common stock.

   Treasury Stock:

   For information concerning the exercise of a warrant for 607,889 shares of the Company's common stock, for the year ended December 31, 1994, refer to
   Note 17.

   For the year ended December 31, 1993, the Company purchased at market prices 1,224,200 shares of common stock in the open market for a total amount of $3,323. In 1995 and 1994, pursuant to a Stock Grant Agreement, the Company purchased 33,748 and 41,641 shares of common stock, respectively, from two former employees at market price. Through December 31, 1993, 225,000 unvested shares were surrendered by a former officer and two employees. In addition, 127,939 vested shares were transferred to the Company by two former officers and an employee in satisfaction of certain liabilities.


15. STOCK PLANS

   The Company's Stock Option Plan (the "Plan") provides that options and stock appreciation rights ("SAR's") for up to 400,000 shares of common stock may be granted to officers and other key employees of the Company. All options must be granted on or before the tenth anniversary of the effective date of the Plan (September 1, 1997) and at prices not less than the fair market value of the stock on the date of grant. The exercise price may be paid in cash or in shares of the Company's common stock having a fair market value equal to the cash amount for which it was substituted. Shares received upon exercise of a portion of an option may be applied automatically at their fair market value to purchase additional portions of the option. Shares relating to options that expire or are canceled are added back to shares authorized for future grants. At December 31, 1995, 1994 and 1993, no options were outstanding; however, there were 212,400 shares available to be granted under this Plan.

   On August 7, 1991, the Company's Board of Directors adopted the 1991 Stock Incentive Plan (the "1991 Incentive Plan") for officers and other key employees of the Company and its subsidiaries and authorized the grant of up to 1,213,343 shares of common stock under the 1991 Incentive Plan. The 1991 Incentive Plan was approved by stockholders on September 12, 1991, and all shares were granted during 1991.

   Of the awards made under the 1991 Incentive Plan, 110,000 shares were unrestricted shares and the remainder were shares whose transferability were restricted for a specified period of time and vest over a four-year period (the "Restricted Shares"). Restricted Shares had full voting rights and, subject to certain escrow arrangements, were entitled to all dividends. Holders of unrestricted shares had all rights of a stockholder. In connection with the Company's 1991 Incentive Plan described above, the Company issued an additional 998,043 shares of common stock.

   During the first quarter of 1993, the Company granted an additional 375,000 shares of common stock to an officer and an employee, under terms substantially similar to the Restricted Shares described above. During the fourth quarter of 1993, the officer surrendered the equivalent of 150,000 unvested shares received earlier in the year.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   Pursuant to an agreement dated as of January 1, 1994, the Company granted 500,000 shares of restricted common stock to a consultant who also serves as the Chairman of SkyBox and a member of the Board of Directors and President of New Valley. Of the total number of shares granted, 250,000 were immediately vested and issued during the third quarter. The remaining 250,000 shares were issued in 1995 and will vest in 1997. In addition, on January 25, 1995 the Company entered into a nonqualified stock option agreement with the same consultant. Under the agreement, options to purchase 500,000 shares were granted at $2.00 per share. The options are exercisable over a ten-year period, beginning with 20% on the grant date and 20% on each of the four anniversaries of the grant date. Unexercised options do not provide any rights of a stockholder; however, the grant does provide for dividend equivalent rights on the unexercised shares.

   During 1995, 1994 and 1993, the Company recorded charges to income of $557, $781 and $790 for compensation equal to the excess of the fair market value for the shares granted over the price paid for them and, in 1995, recorded charges to income of $150 for the dividend equivalent rights. In 1993, 75,000 restricted shares were cancelled and all other shares were deemed unrestricted as a result of certain officers' termination of employment.


16. CONTINGENCIES

   Liggett:

   Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Brooke Group Ltd. in its former name or in its present name or against Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett has been receiving certain financial assistance from others in the industry in defraying the costs incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, without notice, and the amount of assistance received is a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants and no plaintiff has ultimately prevailed in trial for recovery of damages in any such action.

   In the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court on June 24, 1992, issued an opinion regarding federal preemption of state law damage actions. The Supreme Court in Cipollone concluded that The Federal Cigarette Labeling and Advertising Act (the "1965 Act") did not preempt any state common law damage claims. Relying on The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), however, the Supreme Court concluded that the 1969 Act preempted certain, but not all, common law damage claims. Accordingly, the decision bars plaintiff from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. It does permit, however, claims for

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   fraudulent misrepresentation (other than a claim of fraudulently neutralizing the warning), concealment (other than in advertising and promotion of cigarettes), conspiracy and breach of express warranty after 1969. The Court expressed no opinion on whether any of these claims are viable under state law, but assumed arguendo that they are viable.

   In addition, bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

   On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995 and expert discovery is scheduled to close on July 3, 1996. It is possible that the case will be scheduled for trial during 1996. On March 19, 1996, the Magistrate Judge assigned to the case ordered
   Liggett to produce certain of its documents with respect to which Liggett has asserted various claims of privilege. Liggett intends to appeal the decision and order. Upon Liggett's motion, the Court has enlarged the time to and including May 1, 1996 for Liggett to file its appeal. The other major cigarette manufacturers and The Council for Tobacco Research U.S.A., Inc. have moved to intervene.

   On May 11, 1993, in the case entitled Wilks v. The American Tobacco Company,, No. 91-12,355, Circuit Court of Washington County, State of Mississippi (a case in which Liggett was not a defendant), the trial court granted plaintiffs' motion to impose absolute liability on defendants for the manufacture and sale of cigarettes and struck defendants' affirmative defenses of assumption of risk and comparative fault/contributory negligence. The trial court ruled that the only issues to be tried in the case were causation and damages. No other court has ever imposed absolute liability on a manufacturer of cigarettes. After trial, the jury returned a verdict for defendants, finding no liability. The Company is or has been a defendant in other cases in Mississippi and it cannot be stated that other courts will not apply the Wilks ruling as to absolute liability.

   On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council for Tobacco Research and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase.

   On October 31, 1991, an action entitled Broin et al v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling and on January 3, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court. On January 18, 1996, defendants filed a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court. Defendants' petition has not been ruled upon as yet.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   On March 25, 1994, an action entitled Castano, et al v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products and survivors who claim their decedents were also so addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members and, inter alia, fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages, equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the court issued an Order that granted in part Plaintiffs' motion for class certification for certain claims, together with punitive damages to the end of establishing a multiplier to compute punitive damage awards. Defendants' application for discretionary appeal to the Court of Appeals for the Fifth Circuit was granted. Oral argument was held on April 2, 1996.

   On May 5, 1994, an action entitled Engle, et al v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling. On January 31, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court certifying the action as a class action, but modified the trial court ruling to limit the class to Florida citizens and residents. It is anticipated that defendants will file a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court.

   On March 12, 1996, the Company and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release the Company and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle class action pending in Florida state court. The settlement is subject to and conditioned upon the approval of United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain items of the settlement are summarized below.

   Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to FDA jurisdiction nor waiving their objections thereto, the Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

   The Company and Liggett have the right to terminate the Castano settlement if the remaining defendants succeed on the merits or in the event of a full and final denial of class action certification.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   The terms of the settlement would still apply if the Castano plaintiffs or their lawyers were to institute a substantially similar new class action against the tobacco industry. The Company and Liggett may also terminate the settlement if they conclude that too many class members have chosen to opt out of the settlement. In the event of any such termination by the Company and Liggett, the named plaintiffs would be at liberty to renew their prosecution of such civil action against the Company and Liggett.

   On March 14, 1996, the Company and the Castano Plaintiffs Legal Committee and the Castano Plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval of the Castano settlement or, if earlier, the completion of a combination by the Company or Liggett with certain defendants, or an affiliate thereof, in Castano, the Castano Plaintiffs agree not to enter into any settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano Plaintiffs enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If the Company enters into any such transaction, then the Castano Plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

   An action entitled Yvonne Rogers v. Liggett Group Inc. et al., Superior Court, Marion County, Indiana, was filed by the plaintiff on March 27, 1987 against Liggett and others. The plaintiff seeks compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial has been scheduled to commence August 5, 1996.

   On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi vs. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed recently by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield), by the State of West Virginia and more recently by the Commonwealth of Massachusetts. In West Virginia, the trial Court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, seeking a writ of prohibition to bar further prosecution and dismissal of the suit brought by the Attorney General of the state seeking such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

   On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   effect that the commencement of any such litigation (as had been filed by Florida, Mississippi, West Virginia and Minnesota and now by Massachusetts) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

   The State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including but not limited to diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including but not limited to the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made as a result of such smoking related diseases. Although a suit has been commenced to challenge the constitutionality of the Florida legislation, no assurance can be given that it will be successful. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. On March 13, 1996, the Florida legislature considered taking certain action to override the veto of the repealer bill if the requisite vote could be attained, but decided not to take formal action when it was determined that it could not attain the requisite vote. On February 22, 1995, suit was commenced pursuant to the above-referenced enabling statute by the State of Florida, acting through the Agency For Health Care Administration against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sales of cigarettes in Florida.

   The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Louisiana and Texas. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover costs incurred by the state to provide health care to persons injured by the company or individual also has been introduced in at least nine other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

   On March 15, 1996, the Company and Liggett entered into a settlement of tobacco litigation with the Attorneys General of the states of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. The settlement with the Attorneys General releases the Company and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

   Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income depending on the

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement.

   Settlement funds received by the Attorneys General will be used to reimburse the states' smoking-related healthcare costs. While neither consenting to FDA jurisdiction nor waiving their objections thereto, the Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same bases as provided in the Castano settlement.

   The Company and Liggett have the right to terminate the settlement with respect to any state participating in the settlement if any of the remaining defendants in the litigation succeed on the merits in that state's Attorney General action. The Company and Liggett may also terminate the settlement if they conclude that too many states have filed Attorney General actions and have not resolved such cases as to the settling defendants by joining in the settlement. In the event of any such termination by the Company and Liggett, the named plaintiffs would be at liberty to renew the prosecution of such civil action against the Company and Liggett.

   Currently, in addition to Cordova, approximately 90 product liability lawsuits, which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, 68 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. In the product liability lawsuits presently pending in Florida against Liggett and others, three are scheduled for trial during 1996.

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

   Liggett has been responding to a civil investigative demand from the Antitrust Division of the United States Department of Justice which requests certain information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts respecting, in particular, "fire-safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with and relationship to its competitors. The Company is unable to predict at this time the outcome of this investigation.

   In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the Food and Drug Administration ("FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making (the "Proposed Rule-Making") which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   or voluntarily implemented by major manufacturers in the industry. Liggett and other major manufacturers in the industry responded by filing a civil action in the United States District court for the Middle District of North Carolina on that day challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

   On March 12, 1996, Liggett, together with the Company, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with the Company, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and the Company, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano Settlement Agreement and the Attorneys General Settlement Agreement appearing hereinabove and hereinafter.

   The Omnibus Budget Reconciliation Act of 1993 ("OBRA") required United States cigarette manufacturers to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and under certain circumstances make purchases of domestic tobacco from the stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994) coincident in time with the recent issuance of a Presidential proclamation, effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

   On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994 and an audit was commenced by the USDA during August 1995 to verify this certification. Liggett received the results of the audit from the USDA, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994. The marketing assessment presently is estimated to approximate $5,500, which amount is disputed by the Company. It is the understanding of the Company that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, the Company is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives.

   The Company is currently engaged in negotiations with the USDA in an effort to resolve this matter on satisfactory terms. At December 31, 1995, the Company has accrued $4,900, representing its best estimate for the USDA marketing assessment. The charge is included as a component of cost of sales in 1995.

   On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a tariff rate quota ("TRQ") on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobaccos in excess of certain levels which vary from country to country. Oriental (Turkish) tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




   On February 20, 1996, the United States Trade Representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a materially adverse effect on the Company. The Company believes it is unlikely that an end-user licensing system will be adopted because it would likely lead to another GATT proceeding. The end-user licensing system has not been authorized by legislation and it could create significant problems for U.S. exports in other product markets. However, no assurances can be made that an end-user licensing system will not be adopted.

   On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Inc. was filed in the United States District Court for the Southern District of New York, Case No. 96-CIV-1921, wherein plaintiff, who was formerly employed as Liggett's President and Chief Executive officer, seeks recovery of certain monies allegedly owing to him by Liggett to plaintiff for long-term incentive compensation. The action presently is in the pleading stage and discovery has not as yet commenced.

   As a consequence of certain tobacco litigation settlements and marketing assessment contingencies discussed above, Liggett charged approximately $8,846 to operations in the fourth quarter of 1995. Possible future payments under the litigation settlements which are based on a percentage of Liggett's pretax income, if any, will be charged to operations in the period that Liggett's operating results are known.

   The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that the Company's financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any of such pending litigation.

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

   The Company:

   On September 20, 1993, a group of CVR holders and the CVR trustee filed an action in the Delaware Court of Chancery , New Castle County, against the Company and certain of its present and former directors, challenging and seeking to enjoin or rescind the Distribution. Pursuant to notice given on October 15, 1993, the Company redeemed its CVRs on December 9, 1993 for a payment of $.36 per CVR. On June 2, 1994, the Company and the director defendants entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") pursuant to which a class of CVR holders, which includes the plaintiff CVR holders and all other persons who held CVRs at any time between September 20, 1993 and June 2, 1994, were to receive a total of $4,000 plus an award of

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   attorneys' and experts' fees and expenses, as approved by the Court of Chancery, not to exceed $900. The $4,000 settlement fund has been deposited into an escrow account for eventual disbursement to all eligible CVR holders.

   By order dated June 10, 1994, the Court of Chancery scheduled a settlement hearing to be held on August 16, 1994 to determine, inter alia, whether the Stipulation is fair, reasonable and adequate. That settlement hearing was adjourned at the named plaintiff CVR holders' request because of issues arising from the Company's filing of a motion for leave to amend the Company's complaint in a separate lawsuit pending against the CVR trustee. The named plaintiff CVR holders subsequently asked the court to rescind the Stipulation, stating, in substance, that they had mistakenly entered into it in the erroneous belief that the Company would be unable to assert claims against the trustee which those CVR holders might have to indemnify. On December 28, 1994, the court rescinded the Stipulation, finding that such a mistake had been made; however, the named plaintiff CVR holders and the defendants continued settlement discussions, seeking to address the named plaintiff CVR holders' concerns over their obligation to indemnify the trustee. On March 3, 1995, these parties advised the court that they had reached an agreement in principle to settle the case on a class basis, subject to the final resolution of certain remaining issues.

   The issues have recently been resolved and on March 21, 1996 a revised settlement agreement was filed with the court. A hearing on approval of the settlement is scheduled for June 4, 1996. The CVR trustee withdrew from the action coincident with the initial presentation of the settlement to the court in June 1994. Notwithstanding this, all claims, the assertions of which the CVR trustee initially joined, would be compromised and dismissed under the proposed settlement. The proposed settlement would leave both the Company and the plaintiff CVR holders free to pursue claims, in certain circumstances, against the CVR trustee.

   On November 20, 1995, RJR Nabisco filed an action against the Company and Messrs. LeBow and Icahn in the United States District Court for the Middle District of North Carolina alleging violations of the federal securities laws. Specifically, RJR Nabisco alleges that the Company and Messrs. LeBow and Icahn violated sections 14(a) and 10(b) of the Securities Exchange Act of 1934, as amended, and Rules 14a-9 and 10b-5 promulgated thereunder, by purportedly making materially false or incomplete statements concerning the purpose and background of the consent solicitation. RJR Nabisco seeks temporary and permanent injunctions barring the Company and Messrs. LeBow and Icahn from proceeding with the consent solicitation until such time as they remedy the alleged disclosure obligation violations. RJR Nabisco also alleges that the Company and Messrs. LeBow and Icahn secretly formed a group of investors to purchase a controlling interest in RJR Nabisco and the Company. According to the complaint, the purpose for such a combination is to eliminate certain alleged issues under the Investment Company Act allegedly applicable to the Company, BGLS and/or New Valley.

   The Company and Messrs. LeBow and Icahn believe the allegations are without merit and are defending the action vigorously. In addition, the Company and LeBow asserted counterclaims against RJR Nabisco, alleging that RJR Nabisco had made false statements and material omissions in its opposition to the Company's consent solicitation. On March 5, 1996, RJR Nabisco voluntarily dismissed, without prejudice, its claims asserted against Icahn.

   At December 31, 1995, there were several other proceedings, lawsuits and claims pending against subsidiaries of the Company. The Company is of the opinion that the liabilities, if any, ultimately resulting from the CVR action, the RJR Nabisco action and such other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




17. RELATED PARTY TRANSACTIONS

   Effective June 1993, $14,692 of principal indebtedness (the "Consolidated Indebtedness") of the Chairman and certain of his affiliates to the Company were consolidated and the terms of such indebtedness were amended. On January 5, 1994, the Chairman repaid his principal indebtedness of $14,692 and that of certain of his affiliates in the total amount of $15,695 with the use of dividends paid on December 31, 1993 on Series G stock. (Refer to Footnote 13 "Equity"). On March 21, 1994, the Chairman repaid all interest due on the various debts in the amount of $1,163 and accordingly, the stock collateralizing the loans was released.

   Certain of the various debts under the Consolidated Indebtedness that were satisfied are discussed below:

   In September 1992, the Chairman became indebted to the Company for a shortfall of $1,640 under a note assigned to the Company in prior years. In March 1993, a shortfall in the amount of $3,573 arose with respect to a second note and as a result he became obligated to pay such shortfall amount (plus interest at prime plus 1%) to the Company. These shortfalls were a portion of the Consolidated Indebtedness which was repaid in January 1994.

   A corporation owned by the Chairman, and subsequently a subsidiary of BGLS, had an outstanding payable for approximately $994 at December 5, 1993. This payable had been assigned to BGLS, in September 1992, in exchange for the cancellation by BGLS of a like amount of debt owed to it by the subsidiary. Prior to the assignment to BGLS, no interest had been charged in respect of this receivable. The Chairman had agreed to guarantee payment of this receivable to BGLS, plus interest at prime rate plus one percent. This loan was repaid as part of the Consolidated Indebtedness and was repaid in January 1994.

   In December 1991, the Company acquired an option to purchase rights in an aircraft from a company controlled by the Chairman. The appraised value of the plane exceeded the purchase price at that time. The option expired unexercised on January 15, 1993, after which time the aircraft was sold to a third party. The Chairman's company was obligated to repay the option price ($2,895) as well as an amount of approximately $300 related to unreimbursed medical payments from another company owned by the Chairman. Both of the above repayments were a portion of the Consolidated Indebtedness which was repaid in January 1994.

   As of January 1, 1993, the Chairman had approximately $1,650 of other personal unsecured indebtedness to the Company. In addition, the Chairman was indebted to the Company in 1993 for approximately $2,049 collateralized by 6,234,837 shares of common stock and 1,754.657 shares of Series G Preferred to the Company owned directly or indirectly by the Chairman. On January 11, 1993, the Company approved a $1,475 line of credit for the Chairman on the same terms as the unsecured loans described above, of which $1,475 was outstanding. These loans bore interest at the prime rate plus 1% and were due on June 30, 1993. All of these amounts were repaid in January 1994 as part of the Consolidated Indebtedness.

   Other related party transactions follow:

   Effective July 1, 1990, a former executive transferred all of his equity in the Company to the Chairman and resigned from substantially all of his positions with the Company and its affiliates. In consideration for this transfer, a partnership (the "Partnership") controlled by the Chairman agreed, among other things, to make certain payments to the Company on account of the former executive's outstanding indebtedness of $8,677 (deducted from equity). In connection with this transaction, the

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   Partnership had pledged 1,681,713 of the shares it held of the Company's common stock to secure its obligation. In May 1994, the Partnership paid $3,200 in partial satisfaction of the obligation. In consideration thereof, the Company released 1,281,713 of the pledged shares.

   The Company and companies in which it has an interest also paid aircraft-related charges of approximately $376 to affiliated companies during the years ended December 31, 1993.

   Prior to 1990, The Company advanced funds to the former Vice Chairman ($5,126 outstanding as of December 31, 1991, plus accrued interest, and deducted from equity at December 31, 1991). The loans bore interest at either the prime rate or federal short-term interest rate and were payable semiannually or annually. The loans were scheduled to mature in 1995 and 1997, were collateralized by 607,889 shares of the former Vice Chairman's common stock in the Company and, with the exception of loans in the principal amount of $1,500, were nonrecourse to him. Effective December 30, 1992, the former Vice Chairman transferred the 607,889 shares of common stock in the Company which were the collateral for the nonrecourse loan (approximately $4,600 including accrued interest) in connection with the termination of such loans. The Company recorded a $2,654 charge to income as a result of this transfer. In conjunction with the transfer of shares, the former Vice Chairman was granted a warrant (the "Warrant") to purchase 607,889 shares of the Company's common stock for an exercise price of $7.60 per share. This price was subsequently reduced to $0.10 per share as a result of the SkyBox Distribution. The Warrant was exercised in November 1994. The remaining loans in principal amount of $1,500 were to mature in 1995, bore interest at the federal short-term rate, are payable semiannually and are recourse to the former Vice Chairman. On December 31, 1993, the former Vice Chairman repaid $900 of the loan out of certain dividend proceeds. Effective January 1, 1994, the former Vice Chairman resigned waiving all rights in respect of a lump sum severance payment of $1,500 which was part of an employment agreement in effect since January 1, 1991. The Company waived all rights to the remaining $600 balance on the loan.
   The agreement provides that the former Vice Chairman remains as a consultant to the Company. The former Vice Chairman has served on the Board of Directors of New Valley since 1990. During the fourth quarter of 1994, he was elected President and Chief Executive Officer of MAI.

   In February 1991, the Company made a loan to a former executive vice president of the Company in the amount of $250, bearing interest at the prime rate plus one percent and due March 1, 1994. On July 26, 1993, the former officer transferred 50,000 shares of the Company's common stock with a fair market value of $275 to the Company in satisfaction of the loan and interest thereon.

   Pursuant to an agreement dated as of January 1, 1994, as amended, the Company granted 500,000 shares of restricted common stock (with dividend equivalent rights) to a consultant who also served as the Chairman of SkyBox and is currently President and a Board member of New Valley. Of the total number of shares granted, 250,000 were immediately vested and issued during the third quarter of 1994. The remaining 250,000 shares have been issued and will vest in 1997. In addition, on January 25, 1995, the Company entered into a nonqualified stock option agreement. Under the agreement, options to purchase 500,000 shares were granted at $2.00 per share. The options are exercisable over a ten-year period, beginning with 20% on the grant date and 20% on each of the four anniversaries of the grant date. Unexercised options do not provide any rights of a stockholder; however, the grant does provide for dividend equivalent rights on the unexercised shares. During 1995 and 1994, the Company recorded charges to income of $479 and $586, respectively, for compensation equal to the excess of the fair market value for the shares granted over the price paid for them.

   An outside director of the Company is a stockholder of and serves as the secretary and treasurer of a registered broker-dealer that has performed services for the Company and its affiliates since before

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)



   December 31, 1993. The broker-dealer received commissions of approximately $121, and commissions and other income of approximately $584 from the Company and/or its affiliates during 1994 and 1995, respectively. In connection with the acquisition of certain office buildings by New Valley on January 10, 1996, this director received a commission of $220 from the seller.

   During 1995, the Company and New Valley entered into an expense sharing agreement whereby New Valley agreed to reimburse the Company for its portion of certain operating expenses, rent and utilization of personnel. Expense reimbursements amounted to $571 for the year ended December 31, 1995.

   In connection with their agreement to serve as the Company's nominees at RJR Nabisco's Annual Meeting, two directors of New Valley were each paid $30 by the Company during the fourth quarter of 1995. In addition, the Company also entered into an agreement with each of the Company nominees whereby it has agreed to indemnify such nominees from and against any losses incurred by such nominees resulting from, relating to, or arising out of any claim in connection with the solicitation of proxies in support of the nominees' election at the Annual Meeting, including the right to be advanced by the Company for any expenses incurred in connection with any such claim.


18.  SEGMENT INFORMATION

   The Company's major operations are in tobacco products, principally cigarettes, and real estate development. The tobacco segment operates primarily in the United States with a much smaller manufacturing facility in Russia; real estate activities are conducted in Russia. Total assets of the foreign real estate and tobacco operations included in the consolidated balance sheet at December 31, 1995 were approximately $45,400. (Refer to Note 4.)


                                              Real     Corporate
                   1995           Tobacco    Estate    and Others  Consolidated
                   ----           -------    ------    ----------  ------------
          Net sales.............  $455,666                $ 5,793      $461,459
          Operating income......    16,725    $(1,990)     (6,675)        8,060
          Identifiable assets...   123,144     31,149      71,327       225,620
          Capital expenditures..     1,104      7,229         472         8,805
          Depreciation and
            amortization........     7,972                  1,104         9,076

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




19. SUPPLEMENTAL CASH FLOW INFORMATION

   In accordance with the requirements of SFAS No. 95, "Statement of Cash Flows," supplemental cash flow information is disclosed below:


                                                    Year Ended December 31,
                                                -------------------------------
                                                  1995       1994        1993
                                                -------------------------------
I. Cash paid during the period for:
     Interest.................................   $60,158     $ 39,429   $56,217
     Income taxes, net of refunds.............     1,735          605     2,110
                                                  ------      -------    ------
                                                 $61,893     $ 40,034   $58,327
                                                  ======      =======    ======
II. Noncash investing and financing
     activities:
     Contingent Value Rights liability........                          $43,821
     Dividends payable........................               $    131    15,136
     Issuance and exchange of long-term debt..                114,888
     Distribution of MAI to stockholders......   $27,085
     Common stock received in connection with
       debt repayment.........................                              275
     Financing of equipment purchases.........                            3,500
     Series G dividend........................                  3,200
     Shareholder settlement...................                  6,250
     Transfer of pension liability to SkyBox..     4,305

20. SUPPLEMENTAL INFORMATION

   Supplemental balance sheet information at December 31 is as follows:


                                                 1995     1994
                                                ----------------
Other assets:
  Deferred financing costs, net of
    amortization.............................  $10,502   $ 9,933
  Other......................................      797     1,934
                                                ------    ------
    Total other assets.......................  $11,299   $11,867
                                                ======    ======
Other accrued liabilities:
  Compensation and related items.............  $ 1,201   $ 3,913
  Debt guarantee.............................    7,500     7,500
  Restructuring..............................      515     1,306
  Estimated allowance for future sales
    returns..................................    5,000     5,800
  Legal and professional fees................    1,469     1,510
  Unearned revenue...........................    2,955     2,056
    Total other accrued liabilities..........  $21,452   $24,521
                                                ======    ======

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - (CONTINUED)




21. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

   Quarterly data for the years ended December 31, 1995 and 1994 (reclassified) are as follows(A):


                                    December 31,  September 30,  June 30,  March 31,
                                        1995          1995         1995      1995
                                   -------------------------------------------------
Revenues                               $119,741       $124,100  $122,328    $95,290
Gross profit                             62,320         69,474    64,566     48,912
(Loss) from continuing operations       (17,671)        (1,124)  (13,639)   (12,910)
Income of discontinued operations         5,231             98     1,114     14,786
Extraordinary items                      (9,810)
Net (loss) income applicable to
  common shares                         (22,269)         1,772    (1,571)     4,945

Per share data:

Loss (income) from continuing
  operations                             $(0.97)         $0.09    $(0.15)    $(0.53)
                                          =====           ====     =====      =====
Income of discontinued operations         $0.29          $0.01    $ 0.06     $ 0.80
                                          =====           ====     =====      =====
Extraordinary items                      $(0.54)         $        $          $
                                          =====           ====     =====      =====
Net (loss) income applicable to
  common shares                          $(1.22)         $0.10    $(0.09)     $0.27
                                          =====           ====     =====      =====
Share prices:
- -------------
  High                                    9 7/8         11 3/8     5 1/2      4 1/4
  Low                                     6 5/8          4 3/8     3 1/8    3 15/64

                                     December 31,  September 30, June 30,  March 31,
                                         1994          1994        1994      1994
                                     -----------------------------------------------
Revenues                               $121,715       $124,446  $119,077   $114,105
Gross profit                             64,999         66,599    61,129     56,809
(Loss) income from continuing
  operations                            (14,007)         9,113    (6,377)    (6,720)
Income of discontinued operations       154,604          9,805     4,960      5,314
Extraordinary items                     (45,479)                             (1,118)
Net income                               95,118         18,918    (1,417)    (2,524)

Per share data:

(Loss) income from continuing
  operations                             $(0.79)         $0.52    $(0.37)    $(0.38)
                                          =====           ====     =====      =====
Income of discontinued operations        $ 8.75          $0.55    $ 0.29     $ 0.30
                                          =====           ====     =====      =====
Extraordinary items                      $(2.60)         $        $          $(0.06)
                                          =====           ====     =====      =====
Net income                                $5.27          $1.07    $(0.08)    $(0.14)
                                          =====           ====     =====      =====
Share prices:
- -------------
  High                                    4 1/2          5 3/8     2          2 1/4
  Low                                     2 5/8          1 3/8     1 1/4      1 1/2

- ---------------------

   (A) Results of operations have been reclassified for discontinued operations in 1994 (Note 5).

                               BROOKE GROUP LTD.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)




                                                            Additions
                                                     ----------------------
                                        Balance at   Charged to  Charged to                  Balance
                                         Beginning   Costs and      Other                    at End
            Description                  of Period    Expenses    Accounts    Deductions    of Period
- -----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Allowances for:
     Doubtful accounts..............     $    249     $   260     $    692 (b)  $   280     $    921
     Cash discounts.................          720      14,579                    14,684          615
     Sales returns..................        5,800       1,030         (800)(a)    1,030        5,000
                                          -------      ------      -------       ------      -------
          Total.....................     $  6,769     $15,869     $   (108)     $15,994     $  6,536
                                          =======      ======      =======       ======      =======
Provision for inventory obsolescence     $  1,369     $ 1,072     $    630 (b)  $   430     $  2,641
                                          =======      ======      =======       ======      =======
YEAR ENDED DECEMBER 31, 1994
Allowances for:
     Doubtful accounts..............     $    235     $    21                   $     7     $    249
     Cash discounts.................          745      12,337                    12,362          720
     Sales returns..................        6,300                 $  2,800 (a)    3,300        5,800
                                          -------      ------      -------       ------      -------
          Total.....................     $  7,280     $12,358     $  2,800      $15,669     $  6,769
                                          =======      ======      =======       ======      =======
Provision for inventory obsolescence     $  1,418     $   520     $             $   569     $  1,369
                                          =======      ======      =======       ======      =======
YEAR ENDED DECEMBER 31, 1993
Allowances for:
     Doubtful accounts..............     $    300     $   240                   $   305     $    235
     Cash discounts.................        1,191      13,018                    13,464          745
     Sales returns..................       10,700                 $  3,800 (a)    8,200        6,300
     Price increase credits.........          919                                   919
                                          -------      ------      -------       ------      -------
          Total.....................     $ 13,110     $13,258     $  3,800      $22,888     $  7,280
                                          =======      ======      =======       ======      =======
Provision for inventory obsolescence     $  1,090     $   350     $             $    22     $  1,418
                                          =======      ======      =======       ======      =======

(a)  Charged to net sales.

(b)  Amounts include impact of consolidating LDL.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
  Shareholders of New Valley Corporation

     We have audited the accompanying consolidated balance sheet of New Valley Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in non-redeemable preferred shares, common shares and other capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Valley Corporation and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.


Miami, Florida
April 10, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
  Shareholders of New Valley Corporation

     In our opinion, the consolidated financial statements as of December 31, 1994, appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Morristown, New Jersey
March 24, 1995

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       ---------------------------------
                                                                                  December 31,
                                                                       ---------------------------------
                                                                       ---------------------------------
                                                                             1995              1994
                                                                       ---------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                            $  51,742          $   376,170
    Investment securities                                                  241,526
    Contract receivable                                                                         300,000
    Restricted assets                                                       22,919              354,639
    Receivable from clearing brokers                                        13,752
    Other current assets                                                     3,546                8,400
                                                                         ---------          -----------
         Total current assets                                              333,485            1,039,209
                                                                         ---------          -----------

Investment securities                                                          517
Assets of discontinued operations held for sale                                                   5,400
Restricted assets                                                           15,086               25,000
Long-term investments, net                                                  29,512
Other assets                                                                 7,222                  282
                                                                         ---------          -----------
         Total assets                                                    $ 385,822          $ 1,069,891
                                                                         =========          ===========

LIABILITIES AND CAPITAL (DEFICIT)

Current liabilities:
    Margin loan payable                                                  $  75,119
    Accounts payable and accrued liabilities                                27,712          $    10,931
    Prepetition claims and restructuring accruals                           33,392              619,833
    Dividend payable                                                                             75,070
    Income taxes                                                            20,283               31,907
    Securities sold, not yet purchased                                      13,047
    Current portion of long-term obligations                                 8,367               16,619
                                                                         ---------          -----------
         Total current liabilities                                         177,920              754,360
                                                                         ---------          -----------

Deferred income taxes payable                                                                    19,572
Long-term obligations                                                       11,967               16,605
Redeemable preferred shares                                                226,396              317,798

Commitments and contingencies

Non-redeemable preferred shares, Common Shares and other
    capital (deficit):
       Cumulative preferred shares; liquidation preference of $69,769,
          dividends in arrears:  1995 - $95,118; 1994 - $76,700                279                  279
       Common Shares, $.01 par value; 850,000,000 shares
         authorized; 191,551,586 and 188,725,550 shares
         outstanding                                                         1,916                1,887
       Additional paid-in capital                                          679,058              692,001
       Accumulated deficit                                                (714,364)            (732,611)
       Unrealized appreciation on investment securities, net of
         taxes of $294                                                       2,650
                                                                         ---------          -----------
Total non-redeemable preferred shares, Common
    Shares and other capital (deficit)                                     (30,461)             (38,444)
                                                                         ---------          -----------

Total liabilities and capital (deficit)                                  $ 385,822          $ 1,069,891
                                                                         =========          ===========


          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         ------------------------------------------------
                                                                            Year Ended
                                                         ------------------------------------------------
                                                         December 31,      December 31,      December 31,
                                                         ------------------------------------------------
                                                             1995              1994              1993
                                                         ------------------------------------------------

Revenues:
    Principal transactions, net                           $  18,237
    Commissions                                               9,888
    Interest and dividends                                   21,047        $     7,104        $  3,369
    Other income                                             18,558              3,277             475
                                                          ---------        -----------        --------

      Total revenues                                         67,730             10,381           3,844
                                                          ---------        -----------        --------
Costs and expenses:
    Employee compensation and benefits                       30,994                219
    Interest                                                  2,102                643           2,752
    Provision for (recovery of) restructuring charges        (2,044)            22,734           9,035
    Write-down of long-term investments (Note 6)             11,790
    Other expenses                                           23,222              2,550           3,247
                                                          ---------        -----------        --------

      Total costs and expenses                               66,064             26,146          15,034
                                                          ---------        -----------        --------

Income (loss) from continuing operations before income
    taxes and extraordinary items                             1,666            (15,765)        (11,190)
Income tax provision (benefit)                                  292               (500)           (225)
                                                          ---------        -----------        --------

Income (loss) from continuing operations before
    extraordinary items                                       1,374            (15,265)        (10,965)
                                                          ---------        -----------        --------

Discontinued operations (Note 3):
    Income from discontinued operations, net
      of income taxes of $480, $5,500, and
      $1,325, respectively                                    4,315             79,625          38,368
    Gain on disposal of discontinued operations, net
      of income taxes of $1,400 and $52,000                  12,558          1,056,081
                                                          ---------        -----------        --------

        Income from discontinued operations                  16,873          1,135,706          38,368
                                                          ---------        -----------        --------

Income before extraordinary items                            18,247          1,120,441          27,403

Extraordinary items:
    Loss on extinguishment of debt, net of income
      taxes of $3,475 (Note 15)                                               (110,500)
    Gain on extinguishment of lease obligation (Note 8)                                          8,417
                                                          ---------        -----------        --------

Net income                                                   18,247          1,009,941          35,820

Dividends on preferred shares - undeclared                  (72,303)           (80,037)        (68,706)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased                     40,342
                                                          ---------        -----------        --------

Net income (loss) applicable to Common Shares             $ (13,714)       $   929,904        $(32,886)
                                                          =========        ===========        ========


          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              ------------------------------------------------
                                                                                 Year Ended
                                                              ------------------------------------------------
                                                              December 31,      December 31,      December 31,
                                                              ------------------------------------------------
                                                                  1995              1994              1993
                                                              ------------------------------------------------

Income (loss) per common share:

    Continuing operations before extraordinary items          $       (.16)     $       (.50)     $       (.42)
    Discontinued operations                                            .09              6.03               .20
                                                              ------------      ------------      ------------

    Before extraordinary items                                        (.07)             5.53              (.22)
    Extraordinary items                                              --                 (.59)              .04
                                                              ------------      ------------      ------------

    Net income (loss)                                         $       (.07)     $       4.94      $       (.18)
                                                              ============      ============      ============

Number of shares used in computation                           191,086,000       188,298,000       187,723,000
                                                              ============      ============      ============

Income (loss) per common share assuming full dilution:

    Continuing operations before extraordinary items          $       (.16)     $       (.37)     $       (.42)
    Discontinued operations                                            .09              5.36               .20
                                                              ------------      ------------      ------------

    Before extraordinary items                                        (.07)             4.99              (.22)
    Extraordinary items                                                 --              (.52)              .04
                                                              ------------      ------------      ------------

    Net income (loss)                                         $       (.07)     $       4.47      $       (.18)
                                                              ============      ============      ============

Number of shares used in computation                           191,086,000       211,558,000       187,723,000
                                                              ============      ============      ============

Supplemental information:
    Additional interest expense, absent
      the Chapter 11 filing                                   $      2,314      $     46,927      $     46,927
                                                              ============      ============      ============


          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NON-REDEEMABLE PREFERRED
                SHARES, COMMON SHARES AND OTHER CAPITAL (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   --------------------------------------------------------------------------------
                                                     $3.00 Class B
                                                   Preferred Shares     Common Shares       Additional
                                                   ----------------     -------------        Paid In      Accumulated    Unrealized
                                                   Shares   Amount     Shares   Amount      Capital        Deficit     Appreciation
                                                   --------------------------------------------------------------------------------

Balance December 31, 1992                          3,025    $ 303      186,163   $1,862     $809,215     $(1,778,372)

   Net income                                                                                                 35,820
   Undeclared dividends and accretion
     on redeemable preferred shares                                                          (54,149)
   Conversion of preferred shares                   (234)     (24)       1,951       19            5
   Accrued compensation associated
     with stock options granted                                                                  450
                                                   -----    -----      -------   ------     --------     -----------
Balance December 31, 1993                          2,791      279      188,114    1,881      755,521      (1,742,552)

   Net income                                                                                              1,009,941
   Undeclared dividends and accretion
     on redeemable preferred shares                                                          (63,635)
   Conversion of preferred shares                                            3
   Exercise of stock options                                               609        6          115
                                                   -----    -----      -------   ------     --------     -----------
Balance, December 31, 1994                         2,791      279      188,726    1,887      692,001        (732,611)

   Net income                                                                                                 18,247
   Undeclared dividends and accretion
     on redeemable preferred shares                                                          (53,821)
   Purchase of redeemable preferred
     shares                                                                                   40,342
   Exercise of stock options                                             2,825       29          536
   Unrealized appreciation on investment
     securities, net of taxes                                                                                             $2,650
                                                   -----    -----      -------   ------     --------     -----------      ------
Balance, December 31, 1995                         2,791    $ 279      191,551   $1,916     $679,058     $  (714,364)     $2,650
                                                   =====    =====      =======   ======     ========     ===========      ======



          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             ------------------------------------------
                                                                                       Year Ended December 31,

                                                                             ------------------------------------------
                                                                             ------------------------------------------
                                                                              1995              1994              1993

                                                                             ------------------------------------------

Cash flows from operating activities:
   Net income                                                                $  18,247      $ 1,009,941      $  35,820
   Adjustments to reconcile net income to net
    cash used for operating activities:
     Gain on disposal of business                                              (12,558)      (1,056,081)
     Income from discontinued operations                                        (4,315)         (79,625)       (38,368)
     Provision for loss on long-term investments                                11,790
     Reversal of restructuring accruals                                         (2,044)            (318)        (2,117)
     Extraordinary loss (gain)                                                                  110,500         (8,417)
     Financial restructuring costs                                                               23,052         11,152
     Changes in assets and liabilities, net of effects from acquisition:
       Decrease (increase) in receivables and other assets                      12,292           (7,571)           160
       Decrease in income taxes payable and deferred taxes                     (32,517)
       Decrease in securities sold not yet purchased                            (9,359)
       Increase (decrease) in accounts payable and accrued
         liabilities                                                             5,223          (16,896)       (12,635)
                                                                             ---------      -----------      ---------

Net cash used for operating activities                                         (13,241)         (16,998)       (14,405)
                                                                             ---------      -----------      ---------
Cash flows from investing activities:
     Net proceeds from disposal of business                                     17,540          467,822
     Payment of prepetition claims and restructuring accruals                 (584,397)
     Collection of contract receivable                                         300,000
     Decrease (increase) in restricted assets                                  341,634         (367,378)
     Sale or maturity of investment securities                                 250,129
     Purchase of investment securities                                        (458,017)
     Purchase of long-term investments                                         (77,411)
     Sale or liquidation of long-term investments                               36,109
     Payment for purchase of Ladenburg, net of cash acquired                   (25,750)
                                                                             ---------      -----------

Net cash provided from (used for) investing activities                        (200,163)         100,444
                                                                             ---------      -----------
Cash flows from financing activities:
     Payment of preferred dividends                                           (132,162)
     Purchase of Class A preferred stock                                       (47,761)
     Increase in margin loan payable                                            75,119
     Payment of long-term obligations                                          (12,890)
     Exercise of stock options                                                     565
                                                                             ---------

Net cash used for financing activities                                        (117,129)
                                                                             ---------


Expenses of financial restructuring                                                             (23,052)       (11,152)
                                                                                            -----------      ---------
Net cash provided from discontinued operations                                   6,105          139,410         71,417
                                                                             ---------      -----------      ---------

Net (decrease) increase in cash and cash equivalents                          (324,428)         199,804         45,860
Cash and cash equivalents, beginning of year                                   376,170          176,366        130,506
                                                                             ---------      -----------      ---------

Cash and cash equivalents, end of year                                       $  51,742      $   376,170      $ 176,366
                                                                             =========      ===========      =========


          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    ---------------------------------
                                                          Year Ended December 31,
                                                    ---------------------------------
                                                    ---------------------------------
                                                     1995         1994          1993
                                                    ---------------------------------

Supplemental cash flow information:
   Cash paid during the year for:
     Interest (including capital leases and
     excluding interest on prepetition claims)      $  2,105    $     476     $ 2,915
     Income taxes                                     33,662          882         834
   Non-cash investing and financing activities:
     Contract receivable                                          300,000
     Pension liability discharge                                  245,000
     Capital leases                                                             4,982

Detail of Ladenburg acquisition:
   Fair value of assets acquired                      59,066
   Liabilities assumed                                32,316
                                                    --------
   Cash paid                                          26,750
   Less cash acquired                                  1,000
                                                    --------
   Net cash paid for acquisition                      25,750
                                                    ========



          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     Principles of Consolidation

     The consolidated financial statements include the accounts of New Valley Corporation (the "Company") and its majority owned subsidiaries (collectively, "New Valley"). All significant intercompany transactions are eliminated in consolidation.

     Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

     Reorganization

     On November 15, 1991, an involuntary petition under Chapter 11 of Title
     11 of the United States Code (the "Bankruptcy Code") was commenced against the Company in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On March 31, 1993, the Company consented to the entry of an order for relief placing it under the protection of Chapter 11 of the Bankruptcy Code.

     On November 1, 1994, the Bankruptcy Court entered an order confirming the First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The terms of the Joint Plan provided for, among other things, the sale of Western Union Financial Services Company, Inc. ("FSI"), a wholly-owned subsidiary of the Company, and certain other Company assets related to FSI's money transfer business, payment in cash of all allowed claims, payment of postpetition interest in the amount of $178,000 to certain creditors, a $50 per share cash dividend to the holders of the Company's $15.00 Class A Increasing Rate Cumulative Senior Preferred
     Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Senior Preferred Shares"), a tender offer by the Company for up to 150,000 shares of the Class A Senior Preferred Shares, at a price of $80 per share, and the reinstatement of all of the Company's equity interests.

     On November 15, 1994, pursuant to the Asset Purchase Agreement, dated as of October 20, 1994, as amended (the "Purchase Agreement"), by and between the Company and First Financial Management Corporation ("FFMC"), FFMC purchased all of the common stock of FSI and other assets relating to FSI's money transfer business for $1,193,000 (the "Purchase Price"). The Purchase Price consisted of $593,000 in cash, $300,000 representing the assumption of the Western Union Pension Plan obligation, and $300,000 paid on January 13, 1995 for certain intangible assets of FSI. The Purchase Agreement contained various terms and conditions, including the escrow of $45,000 of the Purchase Price, a put option by the Company to sell to FFMC, and a call option by FFMC to purchase, Western Union Data Services Company, Inc., a wholly-owned subsidiary of the Company engaged in the messaging service business (the "Messaging Services Business"), for $20,000, exercisable during the first quarter of 1996, and various services agreements between the Company and FFMC.

     On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1995, the Company had accrued $33,392 for unsettled prepetition claims and restructuring accruals (see
     Note 15).

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities of the Messaging Services Business to FFMC for $20,000, which consisted of $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company recognized a gain on the sale of such business of $12,558, net of income taxes of $1,400.

2.   ACQUISITION

     On May 31, 1995, the Company consummated its acquisition of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of Ladenburg from the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $1,342 has been recorded as goodwill to be amortized on the straight-line basis over 15 years.

     Unaudited pro-forma data giving effect to the acquisition of Ladenburg as if it had been consummated as of January 1, 1994 are shown below. The unaudited pro-forma data do not purport to be indicative of what would have occurred had the acquisition been consummated as of such date.

                                                    Year Ended December 31,
                                                     1995            1994
                                                     ----            ----

Revenues                                          $ 93,072      $    69,251
Income (loss) from continuing
   operations before extraordinary item              1,633          (13,699)
Income before extraordinary item                    18,506        1,122,007
Net income                                          18,506        1,011,507
Net income (loss) applicable to
   common shares                                   (13,455)         931,470
Net income (loss) per common share                    (.07)            4.95


3.   DISCONTINUED OPERATIONS

     As noted above, the Company sold FSI during the fourth quarter of 1994 and sold the Messaging Services Business effective October 1, 1995. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI and the Messaging Services Business separately from continuing operations which principally consisted of the investment banking and brokerage business of Ladenburg and income derived from its other investments at December 31, 1995.


     Operating results of the discontinued operations, as shown below, include the operations of the Messaging Services Business for the nine months ended September 30, 1995 and the operations of FSI and Messaging Services Business for the years ended December 31, 1994 and 1993.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

                                                Year Ended December 31,
                                         1995           1994            1993
                                         ----           ----            ----

Revenues                                $37,771        $489,916        $477,349
                                        =======        ========        ========
Operating Income                        $ 4,795        $ 85,125        $ 39,693
                                        =======        ========        ========
Income before income taxes              $ 4,795        $ 85,125        $ 39,693
Provision for income taxes                  480           5,500           1,325
                                        -------        --------        --------
Net income                              $ 4,315        $ 79,625        $ 38,368
                                        =======        ========        ========


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all highly liquid financial instruments with an original maturity of less than three months to be cash equivalents.

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions.

     Investment Securities. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires certain investments in debt and marketable equity securities be classified as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

     Restricted Assets. At December 31, 1995, the current and noncurrent portions of restricted assets consisted primarily of $28,200 held in escrow pursuant to the sale of FSI to FFMC, which have been classified based on the terms of the Purchase Agreement and the anticipated release of the escrow. Restricted assets consists of investments in U.S. government bonds. At December 31, 1994, restricted assets consisted of $334,600 held in escrow for certain debenture holders, which monies were released on January 18, 1995, in addition to $45,000 held in escrow pursuant to the Purchase Agreement. In addition, pursuant to certain provisions contained in the Joint Plan, the Company's cash and cash equivalents held at December 31, 1994 were restricted to short-term high grade marketable securities until January 18, 1995.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Depreciation. Property and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. As property and equipment is retired, its cost and the related accumulated depreciation are eliminated. Depreciation expense was $600, $9,000 and $12,400 in 1995, 1994 and 1993, respectively. Depreciation expense for 1994 and 1993 is included in discontinued operations.

     Income Taxes. At December 31, 1995, the Company had $84,678 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax assets as it is presently deemed more likely than not that the benefit of the tax assets will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1995, 1994 and 1993, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the reduction in the valuation allowance relating to deferred tax assets.

     Securities Sold, Not Yet Purchased. Securities sold, but not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and thereby creates a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized in the consolidated statement of financial condition. At December 31, 1995, securities sold, but not yet purchased, consisted of $10,293 of equity and index options and $2,754 of common stock.

     Income (Loss) Per Common Share. Net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income
     (loss) per common share represents net income (loss) after dividends on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares and the cost of the shares purchased. Net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares if such conversion was dilutive.

     New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

5.   INVESTMENT SECURITIES

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains of $2,944 ($3,252 of unrealized gains and $308 of unrealized losses) included as a separate component of stockholders' equity (deficit). The Company had net realized gains on sales of

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     investment securities available for sale of $6,736 ($9,223 of realized gains and $2,487 of realized losses) for the year ended December 31, 1995.

     In August 1995, the Company received approval from the Federal Trade Commission to purchase up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Nabisco"). As of December 31, 1995, the Company, through a wholly-owned subsidiary, held approximately 4.9 million shares of RJR Nabisco common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $150,446 (cost of $149,005). The Company's investment in RJR Nabisco collateralizes margin loan financing of $75,119 at December 31, 1995. This margin loan bears interest at .25% below the broker's call rate (6.5% at December 31, 1995).

     At December 31, 1995, investment securities consisted of the following:

          Securities available for sale                            $210,832
          Trading securities                                         31,211
                                                                   --------

          Total                                                    $242,043
                                                                   ========

     The details of the investment categories by type of security at December 31, 1995 are as follows:

                                                                         Fair
                                                         Cost            Value
                                                         ----            -----

Available for Sale:
      Marketable equity securities:
         RJR Nabisco common stock                      $149,005        $150,446
         Other marketable securities                      9,147          10,506
                                                       --------        --------
         Total marketable equity securities             158,152         160,952
      U.S. government securities                         49,219          49,363
      Marketable debt securities (long-term)                517             517
                                                       --------        --------
      Total securities available for sale               207,888         210,832
Trading Securities (Ladenburg):
      Marketable equity securities                       21,431          21,828
      Equity and index options                            6,253           6,134
      Other securities                                    2,585           3,249
                                                       --------         -------
      Total trading securities                           30,269          31,211
                                                       --------        --------
Total Investment securities                             238,157         242,043
Less long-term portion of investment securities             517             517
                                                       --------        --------
Investment securities - current portion                $237,640        $241,526
                                                       ========        ========



     The $517 long-term portion of investment securities at cost consists of marketable debt securities which mature in three years.

     On October 17, 1995, the Company entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1.6 million shares of RJR Nabisco Common Stock to High River for an aggregate purchase price of $51,000 and the parties agreed that the Company and High River would each invest up to approximately $250,000 in shares of RJR Nabisco Common Stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The Agreement also provides for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Company's profit on its RJR Nabisco Common Stock, after certain expenses as defined in the Agreement.

     On December 27, 1995, the Company entered into an agreement with Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which it agreed to pay directly or reimburse Brooke and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. The Company has also agreed to pay to a wholly-owned subsidiary of Brooke a fee of 20% of the net profit received by the Company or its subsidiaries from the sale of shares of RJR Nabisco Common Stock after the Company and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by the Company and its subsidiaries, including the cost of the consent and proxy solicitations and of acquiring the shares of common stock. The Company has also agreed to indemnify Brooke and its affiliates against certain liabilities arising out of the solicitations.

     On December 28, 1995, the Company, Brooke and Liggett, a wholly-owned subsidiary of Brooke, engaged Jefferies & Company, Inc. ("Jefferies") to act as a financial advisor in connection with the Company's investment in RJR Nabisco and Brooke's solicitation of consents and proxies (as amended on February 28, 1996 and April 9, 1996, the "Jefferies Agreement"). The Company has (i) paid to Jefferies an initial fee of $1,500 and (ii) agreed to pay to Jefferies for the period commencing January 1, 1996 and ending March 31, 1996 monthly fees of $250 (which increased to $500 on February 20, 1996 and was pro rated for February) and, in addition, until March 31, 1996, an additional monthly fee of $100, and during the month of April 1996, a $160 fee. The companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Nabisco Common Stock (including the distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations and the costs of acquiring the RJR Nabisco Common Stock. The Company has also agreed to indemnify Jefferies against certain liabilities arising out of the solicitations.

     During 1995, the Company expensed $3,879 relating to the RJR Nabisco investment. Included in this amount is $1,419 in out-of-pocket expenses owed to Brooke at December 31, 1995 pursuant to the Brooke agreement. In February 1996, the Company acquired 269,200 additional shares in RJR Nabisco for an aggregate consideration of $9,220. The Company's investment in RJR Nabisco decreased from a $1,440 unrealized gain at December 31, 1995 to a $2,082 unrealized loss at March 29, 1996. Since January 1, 1996, the Company expensed approximately $6,000 relating to its RJR Nabisco investments.

6.   LONG-TERM INVESTMENTS

     At December 31, 1995, long-term investments consisted of investments in the following:

                                              Carrying           Fair
                                                Value           Value
                                                -----           -----

        Limited partnerships                   $18,715         $23,200
        Foreign corporations                     6,000           6,000
        Joint venture                            3,796           3,796
        U.S. corporation                         1,001           1,001
                                               -------         -------

        Total                                  $29,512         $33,997
                                               =======         =======

     The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     values of the underlying investment portfolio. At December 31, 1995, the Company had committed to fund one of the limited partnerships up to an additional $20,000. The investment in foreign corporations is currently comprised of an indirect ownership of a 1.9% interest in a Brazilian airplane manufacturer (the "Brazilian Investment") acquired for $12,698, and a 10% equity interest in a company that owns a 33.3% interest in a Russian commercial bank (the "Russian Investment") acquired for $2,000. The joint venture represents an investment of $6,888 in bonds of a foreign republic with a face amount of $12,654 at December 31, 1995. The joint venture partner is in the process of litigation to collect the amounts owed under these bonds. During the fourth quarter of 1995, the Company determined that an other than temporary impairment in the value of its Brazilian Investment and its investment in the joint venture had occurred. Accordingly, $11,790 was provided for the Brazilian Investment and for the investment in the joint venture as an impairment charge in 1995. The investment in a U.S. corporation represents a minority equity interest in a computer software company.

7.   PENSIONS AND RETIREE BENEFITS

     New Valley has a Profit Sharing Plan (the "Plan") for substantially all employees of Ladenburg. The Plan includes three features: a 401(k) option, profit sharing, and a deferred compensation vehicle. The 401(k) is funded solely by employee contributions. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the year ended December 31, 1995, employer contributions to the Plan were approximately $200, excluding those made under the deferred compensation feature described above.

     During 1994 and 1993, New Valley maintained a suspended defined benefit plan and two defined contribution plans which covered virtually all full-time employees. Total pension costs accrued under all plans was $18,900 and $25,100 in 1994 and 1993, respectively. All pension costs for 1994 and 1993 are included in the results of the discontinued operations. Contributions were made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). As discussed in Note 1, the liabilities related to these pension plans were assumed by FFMC on November 15, 1994. These liabilities aggregated approximately $245,000 at the date of sale.

     Net pension cost accrued under defined benefit plans for 1994 and 1993 was:

                                                      Year Ended December 31,
                                                       1994             1993
                                                       ----             ----

         Service cost                               $  1,250         $  1,500
         Interest cost                                35,490           43,928
         Return on assets                            (21,448)         (55,046)
         Net amortization and deferral                    --           30,406
                                                    --------         --------

              Net pension cost                      $ 15,292         $ 20,788
                                                    ========         ========

     Actuarial assumptions underlying the above data for financial statement purposes were as follows:

                                                        1994           1993
                                                        ----           ----

         Discounted rates                             7.5-8.5%          7.5%
         Assumed rates of return on invested assets      10.0%         10.0%

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     The change in discount rates from 7.5% to 8.5% as of March 31, 1994 resulted in a $29,200 decrease in the minimum pension liability.

     New Valley made contributions to its suspended defined benefit pension plans in amounts necessary to meet minimum funding requirements under ERISA. Cash contributions to such suspended plans were $20,300 and $24,700 in 1994 and 1993, respectively. Pension expense for defined contribution plans was $3,100 and $3,500 in 1994 and 1993, respectively. Effective November 15, 1994, sponsorship of these defined contribution plans were assumed by FFMC.

8.   COMMITMENT AND CONTINGENCIES

     Leases

     New Valley is currently obligated under two noncancelable lease agreements for office space, expiring in December 1996 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1995:

          1996                                                            $ 2,058
          1997                                                              3,327
          1998                                                              3,324
          1999                                                              3,047
          2000                                                              3,047
          2001 and thereafter                                              56,020
                                                                          -------

                                                                          $70,823
                                                                          =======

     During 1994 and 1993, New Valley leased certain real properties for use as customer service centers, corporate headquarters and sales offices. It also leased certain data communications terminals, electronic data processing equipment and automobiles. Effective November 15, 1994, virtually all of these leases were assumed by FFMC as part of the sale of FSI.

     Rental expense for operating leases for the years ended 1995, 1994 and 1993 was $1,677, $3,600, and $1,200, respectively. Virtually all of the rental expense for the years ended 1994 and 1993 are included in the results of the discontinued operations.

     In December 1993, an $8,400 extraordinary gain was recorded as a result of the extinguishment of a capital lease obligation associated with the Company's former corporate headquarters.

     Lawsuits

     The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Investment Company Act

     The Investment Company Act of 1940, as amended (the "Investment Company Act") and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, the Company was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through the Company's acquisition of the investment banking and brokerage business of Ladenburg and its acquisition of the Office Buildings and Shopping Centers (see Note 21), the Company was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, the Company is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If the Company were required to register under the Investment Company Act, it would be subject to a number of material restrictions on its operations, capital structure and management, including without limitation its ability to enter into transactions with affiliates.

9.   FEDERAL INCOME TAX

     In January 1993, New Valley prospectively adopted SFAS No. 109 "Accounting for Income Taxes" which changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. New Valley files a consolidated Federal income tax return. Since 1993, Federal income tax provisions were based on Alternative Minimum Tax rates.

     The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                            1995         1994        1993
                                                            ----         ----        ----

    Provision (credit) under statutory U.S. tax rates     $   583      $(5,518)     $(3,916)
    Increase (decrease) in taxes resulting from:
        Nondeductible items                                   543        2,100       (2,664)
        State taxes, net of Federal benefit                   180         (122)          --
        (Decrease) increase in valuation reserve           (1,014)       3,040        6,355
                                                          -------      -------      -------

              Income tax provision (benefit)              $   292      $  (500)     $  (225)
                                                          =======      =======      =======

     As described in Note 3, the Company sold FSI and the Messaging Services Business to FFMC and has therefore reflected these operations as discontinued. In addition, the Company recognized an extraordinary loss on the extinguishment of debt in 1994. Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Deferred tax amounts are comprised of the following at December 31:

                                                           1995             1994
                                                           ----             ----

         Deferred Tax Assets:
             Net operating loss carryforward:
               Restricted net operating loss             $ 21,786         $  21,666
               Unrestricted net operating loss             51,156           120,336
             Other                                         14,592             8,750
                                                         --------         ---------

             Total deferred tax assets                     87,534           150,752
                                                         --------         ---------
         Deferred tax liabilities:
             Deferred gain on sale                             --          (105,000)
             Other                                         (2,856)          (13,512)
                                                         --------         ---------

         Total deferred tax liabilities                    (2,856)         (118,512)
                                                         --------         ---------

         Net deferred tax assets                           84,678            32,240
         Valuation allowance                              (84,678)          (51,812)
                                                         --------         ---------

         Deferred tax liability                          $     --         $ (19,572)
                                                         ========         =========

     As of December 31, 1994, virtually all of the Company's current and deferred income taxes payable of $31,900 and $19,600, respectively, resulted from income taxes on discontinued operations.

     In 1995, the Company identified additional potential tax benefits, principally relating to the amount of net operating losses and changes in tax rates. Since the Company deems it more likely than not that future taxable income will not be sufficient to realize the deferred tax assets, the valuation allowance was increased accordingly.

     In December 1987, New Valley consummated certain restructuring transactions that included certain changes in the ownership of New Valley's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. New Valley's annual limitation on the use of its net operating losses is approximately $7,700, computed by multiplying the "long-term tax exempt rate" at the time of change of ownership by the fair market value of the company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions.

     As of December 31, 1995, New Valley had consolidated net operating loss carryforwards of approximately $180,000 for tax purposes, which expire at various dates through 2007. Approximately $54,000 of net operating loss carryforwards constitute pre-change losses and $126,000 of net operating losses were unrestricted.

     New Valley's Federal income tax returns have been examined and settled through 1980. In addition, the Federal income tax returns for 1981 through 1991 have been preliminary surveyed by the IRS and no changes have been proposed. In addition, all years through 1991 are closed for audit by virtue of the statute of limitations except to the extent of net operating loss carryforwards.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

10.  LONG-TERM OBLIGATIONS

                                                                                  December 31,
                                                                       1995 (b)                     1994 (b)
                                                               ----------------------    ------------------------
                                                               Long-term      Current    Long-term        Current
                                                                portion       portion     portion         portion
                                                                -------       -------     -------         -------

          9% note payable due 7/14/92(a)                                                   $    --        $ 5,400
          Amount payable to FFMC pursuant to
             the purchase contract                             $ 3,500      $6,567          10,967         10,167
          Retiree and disability obligations                     8,467       1,800           5,638          1,052
                                                               -------      ------         -------        -------

          Total long-term obligations                          $11,967       $8,367        $16,605        $16,619
                                                               =======       ======        =======        =======

- ---------------
     (a)  The 9% Note that was due 7/14/92 was paid in February 1995.
     (b)  See Note 15 for additional information concerning Prepetition Claims.

     The maturity of the long-term portion at December 31, 1995 is as follows:
     1997 - $5,300, 1998 - $1,500, 1999 - $1,000, 2000 - $1,000, and $3,167
     thereafter.

11.  REDEEMABLE PREFERRED SHARES

     At December 31, 1995, the Company had authorized and outstanding 2,000,000 and 1,107,566, respectively, of its Class A Senior Preferred Shares. At December 31, 1994, there were 1,501,411 Class A Senior Preferred Shares outstanding. At December 31, 1995 and 1994, respectively, the carrying value of such shares amounted to $226,396 and $317,798, including undeclared dividends of $121,893 and $176,761, or $110.06 and $117.73 per share.

     The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1995, the unamortized discount on the Class A Senior Preferred Shares was $6,254.

     In the event a required dividend or redemption is not made on the Class A Senior Preferred Shares, no dividends shall be paid or declared and no distribution made on any junior stock other than a dividend payable in junior stock. If at any time six quarterly dividends payable on the Class A Senior Preferred Shares shall be in arrears or such shares are not redeemed when required, the number of directors will be increased by two and the holders of the Class A Senior Preferred Shares, voting as a class, will have the right to elect two directors until full cumulative dividends shall have been paid or declared and set aside for payment. Such directors were designated pursuant to the Joint Plan in November 1994.

     Pursuant to the Joint Plan, the Company made an $80 per share cash tender offer for a maximum of 150,000 Class A Senior Preferred Shares. This tender offer expired February 17, 1995 and resulted

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     in a payment of $4,355 for 54,445 shares tendered and increased the Company's additional paid-in capital by $7,358.

     Pursuant to the Joint Plan, the Company declared a cash dividend in December 1994 on the Class A Senior Preferred Shares of $50 per share which was paid in January 1995. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $12.50 per share in July 1995 and $37.50 per share in September 1995. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional dividends in respect thereof compounded monthly at the rate of 19% per annum, both of which accruals are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

     On April 6, 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase as many as 200,000 shares of its Class A Senior Preferred Shares. The Company completed the repurchase for an aggregate consideration of $18,674 and thereafter, on June 21, 1995, the Board authorized the Company to repurchase as many as 300,000 additional shares. The Company repurchased in the open market 33,000 of such shares in July 1995 and 106,400 of such shares in September 1995 for an aggregate consideration of $24,732. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $26,266 for the 200,000 shares acquired and $6,718 for the 139,400 shares acquired based on the difference between the purchase price and the carrying values of the shares.

     For information on Class A Senior Preferred Shares owned indirectly by Brooke, see Note 17.

12.  PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

     The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1995 and 1994, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

     Each Class B Preferred Share is convertible at the option of the holder into 8.3333 Common Shares based on a $25 liquidation value and a conversion price of $3.00 per Common Share.

     At the option of the Company, the Class B Preferred Shares are redeemable in the event that the closing price of the Common Shares equals or exceeds 140% of the conversion price at a specified time prior to the redemption. If redeemed by New Valley, the redemption price would equal $25 per share plus accrued dividends.

     In the event a required dividend is not paid on the Class B Preferred Shares, no dividends shall be paid or declared and no distribution made on any junior stock other than a dividend payable in junior stock. If at any time six quarterly dividends on the Class B Preferred Shares are in arrears, the number of directors will be increased by two, and the holders of Class B Preferred Shares and any other classes of preferred shares similarly entitled to vote for the election of two additional directors, voting together as a class, will have the right to elect two directors to serve until full cumulative dividends shall have been paid or declared and set aside for payment. Such two directors were designated pursuant to the Joint Plan in November 1994. During 1994 and 1993, 3,094 and 1,951,155 Common Shares, respectively, were issued upon conversion of 372 and 234,141 Class B Preferred Shares, respectively.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $95,118 and $76,700 at December 31, 1995 and 1994, respectively. These undeclared dividends represent $34.08 and $27.46 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

13.  COMMON SHARES

     Stock Warrants. In 1995, 1994 and 1993, no warrants were exercised. Stock warrants outstanding at December 31, 1995 are as follows:

                                                 Common Shares
                                                   Subject to          Exercise
       Date Issued                                  Warrants            Price         Expiration Date
       -----------                                  --------            -----         ---------------

       September 30, 1987                            220,000            $2.50         November 13, 1997
       October 30, 1987                              220,000            $2.50         November 13, 1997
                                                     -------

                                                     440,000
                                                     =======


     Stock Option Plans. Under the 1987 Stock Option Plan (the "1987 Plan"), options to purchase up to 30,000,000 Common Shares may be offered to key employees, including officers, and non-employee directors. Options may be issued at an exercise price of not less than 35% of the fair market value of the Common Shares at date of grant.

     A summary of transactions during 1995 and 1994 with respect to options is as follows:


                                                              Number
                                                             of Shares
                                                             Optioned          Price Range
                                                             --------          -----------

       Outstanding at January 1, 1994                       19,270,000         $.20 -- $.48
       Exercised                                              (608,750)            $.20
       Canceled, expired or terminated                      (1,675,300)            $.20
                                                           -----------
       Outstanding at December 31, 1994(a)                  16,985,950         $.20 -- $.48
       Exercised                                            (2,825,000)            $.20
       Canceled, expired or terminated                     (14,160,950)        $.20 -- $.48
                                                           -----------
       Outstanding at December 31, 1995                             --
                                                           ===========

- -------------------
       (a)    14,401,230 shares exercisable.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

14.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                       December 31,
                                                                   1995           1994
                                                                   ----           ----

          Accounts payable and accrued liabilities:
              Accrued compensation                               $ 6,981         $    95
              Taxes (property and miscellaneous)                   2,637           2,758
              Excise tax payable (a)                               6,000           6,000
              Accrued expenses and other liabilities              10,675           2,078
              Due to affiliates                                    1,419              --
                                                                 -------         -------

                  Total                                          $27,712         $10,931
                                                                 =======         =======

     (a) The Excise tax payable relates to an excise tax imposed on annual contributions to retirement plans that exceed a certain percentage of annual payroll. The Company intends to vigorously contest this tax liability.

15.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     Those liabilities that are expected to be resolved as part of the Joint Plan are classified in the Consolidated Balance Sheets as prepetition claims. On January 18, 1995, approximately $550,000 of prepetition claims were paid pursuant to the Joint Plan. Another $36,000 of prepetition claims and restructuring accruals have been settled and paid since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.


                                                        December 31,     December 31,
                                                            1995             1994
                                                            ----             ----

          Debentures and notes(a)                                         $304,172
          Accrued interest - prepetition(a)                                 44,512
          Accrued interest - postpetition(b)              $  3,634         178,000
          Restructuring accruals(c)                         18,759          74,166
          Payable to connecting carriers                     3,405           7,648
          Money transfer payable(d)                          7,444           8,645
          Other, miscellaneous                                 150           2,690
                                                          --------        --------

                Total                                     $ 33,392        $619,833
                                                          ========        ========

- -------------------
     (a) The Company's debentures and notes, and accrued interest thereon, listed above were paid in full on January 18, 1995.

     (b) Prior to the Joint Plan being confirmed on November 1, 1994, no interest expense was accrued on prepetition claims since December 31, 1992. The terms of the Joint Plan provided for the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


              payment of postpetition interest in the amount of $178,000. An extraordinary loss of $110,500 was recorded for the extinguishment of this debt.

     (c) Restructuring accruals at December 31, 1995 consisted of $15,600 of disputed claims, primarily related to leases and $3,200 of other restructuring accruals.

     (d) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these amounts are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

16.  RESTRUCTURING CHARGES

     In 1995, 1994 and 1993, New Valley reversed $2,044, $300 and $2,100, respectively, of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations.

     In 1994 and 1993, New Valley incurred financial restructuring costs of $23,100 and $11,200, respectively, which consisted of professional fees related to its financial restructuring.

17.  RELATED PARTY TRANSACTIONS

     At December 31, 1995, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, held indirectly 79,794,229 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 55.8% of such class) and 250,885 Class B Preferred Shares (approximately 9% of such Class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke to share certain lease, legal and administrative expenses.
     The Company expensed approximately $600 under this expense sharing agreement in 1995.

     The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke, and establishes certain restrictions on proposed investments.

     A director of the Company received a commission of $800 on the purchase of Ladenburg, of which $400 was paid by the Company and $400 was paid by the selling shareholders. Two directors of the Company are affiliated with law firms that rendered legal services to the Company. The Company paid these firms $1,083 during 1995 for legal services. An executive officer and director of the Company is a shareholder in a brokerage firm to which the Company paid $584 in brokerage commissions and other fees during 1995.

     In connection with their agreement to serve as Brooke nominees at RJR Nabisco's Annual Meeting, two directors of the Company were each paid $30 by Brooke during the fourth quarter of 1995. In addition, Brooke also entered into an agreement with each of the Brooke nominees whereby it has agreed to indemnify such nominees from and against any losses incurred by such nominees resulting from, relating to, or arising out of any claim in connection with the solicitation of proxies in support of the nominees' election at the Annual Meeting, including the right to be advanced by Brooke for any expenses incurred in connection with any such claim.

     In connection with the acquisition of the Office Buildings by the Company on January 10, 1996, a director of Brooke received a commission of $220 from the seller.

18.  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Ladenburg - As a nonclearing broker, Ladenburg's transactions are cleared by other brokers and dealers in securities pursuant to clearance agreements. Although Ladenburg clears its customers through other brokers and dealers in securities, Ladenburg is exposed to off-balance-sheet risk in the event that customers or other parties fail to satisfy their obligations. In accordance with industry practice, agency securities transactions are recorded on a settlement-date basis. Should a customer

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     fail to deliver cash or securities as agreed, Ladenburg may be required to purchase or sell securities at unfavorable market prices.

     The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1995, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

     Financial Instruments - In the normal course of its business, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts.

     Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1995, the Company had commitments to purchase and sell financial instruments under futures contracts of $2,560 and $4,270, respectively.

     Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. The Company generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, the Company receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. At December 31, 1995, the Company had written options to sell units of various stock market indices with a contract amount of $338,650.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies described below. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


                                                           December 31, 1995
                                                        Carrying         Fair
                                                         Amount          Value
                                                         ------          -----

          Financial assets:
              Cash and cash equivalents                 $ 51,742       $ 51,742
              Investments (Note 5)                       242,043        242,043
              Restricted assets                           38,005         38,005
              Receivable from clearing broker             13,752         13,752
              Long-term investments (Note 6)              29,512         33,997
          Financial liabilities:
              Short-term loan                             75,119         75,119
              Redeemable preferred shares                226,396        161,704

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


For cash and cash equivalents, restricted assets, receivable from clearing broker, and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of the Company's redeemable preferred shares is based on their last reported sales price.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


20.  BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Ladenburg on May 1, 1995, virtually all of the Company's operating businesses were reported as discontinued operations. The following table presents certain financial information of the Company's broker-dealer operations of Ladenburg and the Company's corporate operations as of and for the year ended December 31, 1995.

                                           Broker-       Corporate
                                           Dealer        and Other        Total
                                           ------        ---------        -----
Revenues                                  $ 40,418       $ 27,312       $ 67,730
Operating income                               300          1,074          1,374
Identifiable assets                         61,175        324,647        385,822
Depreciation and amortization                  608           --              608
Capital expenditures                           372           --              372

21.  SUBSEQUENT EVENTS

     Purchase of Assets. On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Office Building notes bear interest at 7.5% and have terms of ten to fifteen years. These Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. Each Shopping Center note has a term of five years, and bears interest at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia.

     The following pro forma condensed balance sheet gives effect to the purchase of real estate as if it had occurred on December 31, 1995.

                                                    As Reported       Pro Forma
                                                    -----------       ---------
          Assets:
              Current assets                         $ 333,485        $ 309,585
              Real estate, net                            --            183,900
              Other non-current assets                  52,337           52,337
                                                     ---------        ---------
                                                     $ 385,822        $ 545,822
                                                     =========        =========
          Liabilities:
              Current liabilities                    $ 177,920        $ 181,920
              Long-term debt                              --            156,000
              Other long-term liabilities               11,967           11,967
          Redeemable preferred shares                  226,396          226,396
          Shareholders' deficit                        (30,461)         (30,461)
                                                     ---------        ---------
                                                     $ 385,822        $ 545,822
                                                     =========        =========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


     Acquisition. On January 11, 1996, New Valley, through a partnership controlled by New Valley, provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("TMC"), a developer and marketer of parallel software of high-end and networked computer systems. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares.

     Pro Forma Information. The following table presents unaudited pro forma results of continuing operations as if the acquisitions of Ladenburg, TMC and the Office Buildings and Shopping Centers had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been consummated as of such date.

                                                                      Year Ended
                                                                     December 31,
                                                                         1995
                                                                     ------------
          Revenues                                                    $ 143,680
          Net income                                                        641
          Net loss applicable to common shares                          (30,920)
          Net loss per common share                                        (.16)

     Class A Senior Preferred Shares. In January and February, 1996, the Company repurchased 72,104 Class A Senior Preferred Shares for $10,530. This repurchase of Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279 based on the difference between the purchase price and the carrying value of the shares. The Company declared and paid a cash dividend of $10 per share on the Class A Senior Preferred Shares in March 1996.

     RJR Nabisco Equity Swap. On February 29, 1996, New Valley entered into a total return equity swap transaction (the Equity Swap Agreement") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco Common Stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley, and provides for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the RJR Nabisco Common Stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco Common Stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Nabisco Common Stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to 1,000,000 shares of RJR Nabisco Common Stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco Common Stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions.
     At March 29, 1996, the Company had an unrealized loss on this swap transaction of approximately $4,200 and had pledged collateral of $11,806.

     Redomestication and Reverse Stock Split. The Company's Board of Directors has unanimously approved a proposal to change the Company's jurisdiction of incorporation from the State of New

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


York to the State of Delaware (the "Redomestication") pursuant to a merger between the Company and a newly formed wholly-owned subsidiary of the Company, which would also provide for a "reverse stock split" of the Company's Common Shares, that would reduce the number of such shares outstanding on a one-for-twenty-basis (the "Reverse Stock Split"). The Redomestication (and attendant Reverse Stock Split) is subject to the approval of the Company's shareholders at the Company's Annual Meeting of Shareholders in June 1996 in accordance with the New York Business Corporation Law.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Quarters
                                                                         --------
                                                     1st          2nd           3rd               4th
                                                     ---          ---           ---               ---
1995:
     Revenues                                     $  7,669      $ 10,032      $ 21,514      $    28,515
     Expenses(b)                                     1,038         7,748        18,730           38,840
                                                  --------      --------      --------      -----------
     Income (loss) from continuing operations        6,631         2,284         2,784          (10,325)
     Discontinued operations(d)                      1,398         2,682           235           12,558
                                                  --------      --------      --------      -----------
     Net income                                   $  8,029      $  4,966      $  3,019      $     2,233
                                                  ========      ========      ========      ===========

     Income (loss) per Common Share:
       Income (loss) from continuing
         operations                               $   (.04)     $    .06      $   (.04)     $      (.14)
       Discontinued operations                         .01           .01            --              .07
                                                  --------      --------      --------      -----------
       Net income (loss)(c)                       $   (.03)     $    .07      $   (.04)     $      (.07)
                                                  ========      ========      ========      ===========

1994(a):
     Revenues                                     $    345      $    467      $    918      $     8,651
     Expenses(b)                                     5,528        13,420         7,497             (799)
                                                  --------      --------      --------      -----------

     Income (loss) from continuing operations
       before extraordinary item                    (5,183)      (12,953)       (6,579)           9,450
     Discontinued operations(d)                     17,587        29,226        26,071        1,062,822
                                                  --------      --------      --------      -----------
     Income before extraordinary item               12,404        16,273        19,492        1,072,272
     Extraordinary item(e)                              --            --            --         (110,500)
                                                  --------      --------      --------      -----------
     Net income                                   $ 12,404      $ 16,273      $ 19,492      $   961,772
                                                  ========      ========      ========      ===========

     Income (loss) per Common Share:
       Loss from continuing operations
         before extraordinary item                $   (.12)     $   (.18)     $   (.15)     $      (.06)
       Discontinued operations                         .09           .16           .14             5.64
       Extraordinary item                               --            --            --             (.59)
                                                  --------      --------      --------      -----------
       Net income (loss)(c)                       $   (.03)     $   (.02)     $   (.01)     $      4.99
                                                  ========      ========      ========      ===========

- -------------------

     (a) The quarterly financial data has been restated to reflect the discontinued operations of FSI and DSI.

     (b) Includes provision for Federal and state income taxes, and reorganization items. Includes write-down in carrying amount of certain investments of $11,790 in the 4th quarter of 1995. See
           Note 6.

     (c) Income (loss) per common share is determined after giving effect to dividends on preferred shares and the repurchase of such shares. The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed. Fully diluted earnings per share is anti-dilutive for all periods of 1995 and 1994, except for the 4th quarter of 1994. See Note 4.

     (d) Includes gain on sale of FSI in the 4th quarter of 1994 of $1,056,081, and gain on sale of the Messaging Services Business in the 4th quarter of 1995 of $12,558. See Note 1.

     (e)   Represents extraordinary loss on extinguishment of debt.  See Note
           15.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in Thousands, Except Per Share Amounts)


                                               ---------------------------------------------------------------------
                                                                        Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                 1995             1994           1993          1992          1991
                                               ---------------------------------------------------------------------

OPERATING RESULTS:(a)
Total revenues                                  $ 67,730      $    10,381      $  3,844      $ 10,908      $ 11,400
Total costs and expenses(b)                       66,064           26,146        15,034        65,006        43,047
                                                --------      -----------      --------      --------      --------

Income (loss) from continuing operations
   before provision for income taxes and
   extraordinary items                             1,666          (15,765)      (11,190)      (54,098)      (31,647)
Provision (benefit) for income taxes                 292             (500)         (225)           --            --
                                                --------      -----------      --------      --------      --------

Income (loss) from continuing operations
   before extraordinary items                      1,374          (15,265)      (10,965)      (54,098)      (31,647)
Income (loss) from discontinued operations        16,873        1,135,706        38,368        34,173          (445)
                                                --------      -----------      --------      --------      --------

Income (loss) before extraordinary items          18,247        1,120,441        27,403       (19,925)      (32,092)
Extraordinary items(c)                                --         (110,500)        8,417            --            --
                                                --------      -----------      --------      --------      --------

Net income (loss)                                 18,247        1,009,941        35,820       (19,925)      (32,092)

Dividends on preferred shares(d)                 (72,303)         (80,037)      (68,706)      (60,086)      (52,148)
Excess of carrying value of redeemable
   preferred shares over cost of shares
   purchased                                      40,342               --            --            --            --
                                                --------      -----------      --------      --------      --------

Net income (loss) applicable to
   Common Shares                                $(13,714)     $   929,904      $(32,886)     $(80,011)     $(84,240)
                                                ========      ===========      ========      ========      ========

Per Common and equivalent share:

Primary:
   Income (loss) from continuing operations
     before extraordinary items                 $   (.16)     $      (.50)     $   (.42)     $   (.61)     $   (.46)
   Discontinued operations                           .09             6.03           .20           .18            --
   Extraordinary items                                --             (.59)          .04            --            --
   Net income (loss)                                (.07)            4.94          (.18)         (.43)         (.46)

Fully diluted:
   Income (loss) from continuing operations
     before extraordinary items                     (.16)            (.37)         (.42)         (.61)         (.46)
   Discontinued operations                           .09             5.36           .20           .18            --
   Extraordinary items                                --             (.52)          .04            --            --
   Net income (loss)                                (.07)            4.47          (.18)         (.43)         (.46)

Dividends declared(d)                                 --               --            --            --            --

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)

                                            -------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                            -------------------------------------------------------------------------
                                               1995           1994              1993           1992            1991
                                            -------------------------------------------------------------------------

BALANCE SHEET DATA:(a)
Total assets                                $ 385,822      $ 1,069,891      $   269,483      $ 242,802      $ 236,391
Long-term debt classified as current(e)            --               --               --             --         98,167
Long-term obligations                          11,967           36,177           19,318          7,230        358,998
Prepetition claims(f)                          33,392          619,833          791,893        809,185             --
Redeemable preferred shares(g)                226,396          317,798          329,233        275,085        229,002
Non-redeemable preferred shares                   279              279              279            303            317
Deficit                                       (30,740)         (38,723)      (1,020,935)      (986,616)      (929,234)
Working capital (deficit)                     155,565          284,849           64,695         45,967       (395,875)

- -------------------
(a) The operating results for the years 1993 through 1991 were reclassified to reflect the discontinued operations of FSI and DSI. See Note 3 to the Consolidated Financial Statements.

(b) Includes reorganization expense (benefit) of $(2,044), $22,734, $9,035, $(6,756), and $(12,272) in 1995, 1994, 1993, 1992 and 1991, respectively.

(c) Represents extraordinary loss on the extinguishment of debt in 1994 and the extraordinary gain on the early termination of a capital lease in 1993.

(d) No dividends on preferred shares were declared for 1993, 1992, and 1991. In both 1995 and 1994, dividends of $50 per share on the Class A Redeemable Preferred stock were declared. The 1995, 1994, 1993, 1992, and 1991 dividend amounts include $521, $4,847, $3,999, $3,260, and $2,657, respectively, accrued on redeemable preferred shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at income (loss) applicable to Common Shares.

(e) At December 31, 1991, New Valley was in default under various loan agreements and indentures, and, as a result, the portion of the long-term debt so affected was classified as current in the balance sheet. In subsequent years such debt is included in prepetition claims. See note (f) below.

(f) Comprised of prepetition claims against the Corporation in its bankruptcy case, including long-term notes, debentures, pension liabilities and certain other obligations. See Note 15 to the Consolidated Financial Statements.

(g) Includes undeclared cumulative preferred dividends on redeemable preferred shares of $121,893, $176,761, $193,042, $142,893, and $100,000 at December
     31, 1995, 1994, 1993, 1992, and 1991, respectively. See Note 11 to the
     Consolidated Financial Statements.

                                                                     SCHEDULE II

                             NEW VALLEY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (THOUSANDS)

                                           Losses
                           Additions     Charged to
               Balance at  Charged to   Reserve, Net      Other      Balance at
Description    January 1,   Expenses   of Collections  Charges (a)  December 31,
- -----------    ----------   --------   --------------  -----------  ------------
Year 1994
Allowance for
uncollectible
receivables       8,820       4,614        (4,946)       (8,488)          --

Year 1993
Allowance for
uncollectible
receivables       9,145       5,130        (5,455)           --        8,820

(a) The receivable and related allowance for uncollectible receivables were sold to FFMC on November, 1994.

                        Independent Auditors' Report





The Board of Directors and Shareholders
MAI Systems Corporation:

We have audited the accompanying consolidated balance sheets of MAI Systems Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years ended December 31, 1994 and 1993, the three-month period ended December 31, 1992 and the year ended September 30, 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAI Systems Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, the three-month period ended December 31, 1992 and the year ended September 30, 1992, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP



Orange County, California
March 9, 1995

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BROOKE GROUP LTD.
                                             (REGISTRANT)

                                             By: /s/ Bennett S. LeBow
                                                 -------------------------------
                                                Bennett S. LeBow
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                             Date:  April 15, 1996

                                POWER OF ATTORNEY

                  The undersigned directors and officers of Brooke Group Ltd. hereby constitute and appoint Gerald E. Sauter and Marc C. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1996.

           SIGNATURE                                   TITLE
           ---------                                   -----

 /s/ Bennett S. LeBow                       Chairman of the Board, President
- -------------------------
     Bennett S. LeBow                       and Chief Executive Officer
                                            (Principal Executive Officer)

 /s/ Robert J. Eide                         Director
- -------------------------
     Robert J. Eide

 /s/ Jeffrey S. Podell                      Director
- -------------------------
     Jeffrey S. Podell

 /s/ Gerald E. Sauter                       Director, Vice President
- -------------------------
     Gerald E. Sauter                       and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                INDEX OF EXHIBITS

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

      *   3.1      Restated Certificate of Incorporation of Liggett Group Inc. (the
                   predecessor to Brooke Group Ltd. (the "Company"))
                   (incorporated by reference to the Company's Registration
                   Statement on Form S-1, Commission File No. 33-16868).

      *   3.2      Certificate of Amendment of the Restated Certificate of
                   Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1990).

      *   3.3      Amended and Restated By-Laws of the Company, effective
                   December 5, 1995 (incorporated by reference to the Company's current Report on Form 8-K dated December 5, 1995).

      *   3.4      Certificate of Designations of Series A Junior Convertible
                   Participating PIK Preferred Stock, Series B Junior Convertible
                   Participating Reset Preferred Stock, Series C Junior Convertible
                   Participating Reset Preferred Stock and Series D Junior
                   Convertible Participating Reset Preferred Stock (incorporated by reference to the Company's Form 10-Q for the quarter
                   ended September 30, 1990).

      *   3.5      Certificate of Designation of Series E Junior Convertible
                   Participating Preferred Stock of the Company (incorporated by reference to the Company's Report on Form 8-K dated October
                   29, 1993).

      *   3.6      Certificate of Designation of Series F Junior Convertible
                   Participating Preferred Stock of the Company (incorporated by reference to the Company's Report on Form 8-K dated October
                   29, 1993).

      *   3.7      Certificate of Designation of Series G Junior Convertible
                   Participating Preferred Stock of the Company (incorporated by reference to the Company's Form 10-K for the fiscal year
                   ended 1993).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    4.1     Indenture, dated as of January 1, 1996, between BGLS Inc.
                   ("BGLS") and Fleet National Bank of Massachusetts ("Fleet"),
                   as Trustee, relating to the "Series A Notes" and the 15.75%
                   Series B Senior Secured Notes due 2001 (the "Series B
                   Notes"), including the form of Series A Note and the form of
                   Series B Note (the "Series A and Series B Indenture")
                   (incorporated by reference to exhibit 4.1 in BGLS's
                   Registration Statement on Form S-4 dated December 19, 1995,
                   Commission File Number 33-80593).

      *    4.2     Pledge and Security Agreement, dated as of January 1,
                   1996, between BGLS and Fleet, as Trustee under the Series A and Series B Indenture (incorporated by reference to exhibit
                   4.2 in BGLS's Registration Statement on Form S-4 dated
                   December 19, 1995, Commission File Number 33-80593).

      *    4.3     A/B Exchange and Registration Rights Agreement, dated as of
                   November 21, 1995, among the Company, BGLS, AIF II L.P.,
                   Artemis America Partnership, Tortoise Corp., and Mainstay
                   High Yield Corporate Bond Fund (incorporated by reference to exhibit 4.3 in BGLS's Registration Statement on Form S-4
                   dated December 19, 1995, Commission File Number 33-
                   80593).

      *    4.4     Pledge and Security Agreement, dated as of January 1,
                   1996, between New Valley Holdings, Inc. and Fleet, as Trustee under the Series A and Series B Indenture (incorporated by reference to exhibit 4.4 in BGLS's Registration Statement on
                   Form S-4 dated December 19, 1995, Commission File Number 33-
                   80593).

      *    4.5     Indenture, dated as of September 30, 1994, between BGLS and
                   Shawmut Bank, N.A. ("Shawmut"), as Trustee, relating to the
                   13.75% Series 2 Senior Secured Notes due 1995 (the "Series 2
                   Notes"), including the form of Series 2 Note (the "Series 2
                   Indenture") (incorporated by reference to exhibit 4(ii) in the
                   Company's Form 8-K dated September 2, 1994, Commission
                   File Number 1-5759).

      *    4.6     Pledge Agreement, dated as of September 30, 1994, between
                   BGLS and Shawmut, as Trustee under the Series 2 Indenture
                   (incorporated by reference to exhibit 10(ae) in the Company's
                   Form 8-K dated September 2, 1994, Commission File Number
                   1-5759).


    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    4.7     Indenture, dated April 1, 1988, between BGLS and First Trust
                   National Association ("First Trust"), as Trustee, relating to the
                   Subordinated Debentures (the "14.5% Debenture Indenture")
                   (incorporated by reference to exhibit 4(ff) in the Company's
                   Form 10-Q for the quarter ended September 30, 1990,
                   Commission File Number 1-5759).

      *    4.8     First Supplemental Indenture, dated September 4, 1990, to
                   the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(f) in the
                   Company's Form 10-K for the year ended December 31, 1990,
                   Commission File Number 1-5759).

      *    4.9     Second Supplemental Indenture, dated November 19, 1990,
                   to the 14.5% Debenture Indenture, between BGLS and First
                   Trust, as Trustee (incorporated by reference to exhibit 4(g)
                   in the Company's Form 10-K for the year ended December 31,
                   1990, Commission File Number 1-5759).

      *    4.10    Third Supplemental Indenture, dated November 19, 1990,
                   to the 14.5% Debenture Indenture, between BGLS and First
                   Trust, as Trustee (incorporated by reference to exhibit 4(i)
                   in the Company's Form 10-K for the year ended December 31,
                   1990, Commission File Number 1-5759).

      *    4.11    Fourth Supplemental Indenture, dated October 22, 1993,
                   to the 14.5% Debenture Indenture, between BGLS and First
                   Trust, as Trustee (incorporated by reference to exhibit 4(y)
                   in the Company's Form 10-Q for the quarter ended September
                   30, 1993, Commission File Number 1-5759).

      *    4.12    Fifth Supplemental Indenture, dated January 18, 1995, to
                   the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(e) in the
                   Company's Form 10-K for the year ended December 31, 1994,
                   Commission File Number 1-5759).

      *    4.13    Sixth Supplemental Indenture, dated as of January 26,
                   1996, to the 14.5% Debenture Indenture, between BGLS and
                   First Trust, as Trustee (incorporated by reference to exhibit
                   4.13 in BGLS's Registration Statement on Form S-4 dated
                   December 19, 1995, Commission File Number 1-5759).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

      *    4.14    Indenture, dated February 14, 1992 among Liggett Group Inc.
                   ("Liggett"), Eve Holdings Inc. ("Eve") and Bankers Trust
                   Company, as Trustee ("Bankers Trust"), including the Forms of
                   Series A Notes and Series B Notes and the Guaranty thereon
                   (the "Liggett Indenture") (incorporated by reference to exhibit
                   4(m) in the Company's Form 10-K for the year ended
                   December 31, 1991, Commission File No. 1-5759).

      *    4.15    First Supplemental Indenture, dated January 26, 1994,
                   including the Form of Series C Variable Rate Senior Secured
                   Note and the Guaranty thereon (incorporated by reference to exhibit 4.2 in Liggett's Registration Statement on Form S-1,
                   Commission File No. 33-75224).

      *    4.16    Security Agreement, dated February 14, 1992 among
                   Liggett, Eve and Bankers Trust (the "Security Agreement")
                   (incorporated by reference to exhibit 4(n) in the Company's
                   Form 10-K for the year ended December 31, 1991, Commission
                   File No. 1-5759).

      *    4.17    Amendment No. 1 to the Security Agreement, dated January
                   26, 1994 (incorporated by reference to exhibit 4.4 in
                   Liggett's Registration Statement on Form S-1, Commission File
                   No. 33-75224).

      *    4.18    Deed of Trust and Assignment of Rents, Leases and
                   Leasehold Interests dated February 14, 1992 by Liggett to
                   Bankers Trust relating to each of the Virginia and North
                   Carolina properties, (the "Deed of Trust") (incorporated by reference to exhibit 4(o) in the Company's Form 10-K for the year ended December 31, 1991, Commission File No. 1-5759).

      *    4.19    Amendment No. 1 to the Deed of Trust (North Carolina),
                   dated January 26, 1994 (incorporated by reference to exhibit
                   4.6 in Liggett's Registration Statement on Form S-1,
                   Commission File No. 33-75224).

      *    4.20    Amendment No. 1 to the Deed of Trust (Virginia), dated
                   January 26, 1994 (incorporated by reference to exhibit 4.7 in
                   Liggett's Registration Statement on Form S-1, Commission File
                   No. 33-75224).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *    4.21    Loan and Security Agreement, dated as of March 8, 1994
                   in the amount of $40,000,000 between Liggett and Congress
                   Financial Corporation (incorporated by reference to exhibit
                   10(yy) in the Company's Form 10-K for the year ended December
                   31, 1933, Commission File No. 1-5759).

       *   4.22    First Amended Joint Chapter 11 Plan of Reorganization for
                   New Valley Corporation ("New Valley") dated September 27,
                   1994, Notice of Modification to the First Amended Joint
                   Chapter 11 Plan of Reorganization dated October 20, 1994 and
                   Plan Amendment dated October 28, 1994, all as confirmed by the United States Bankruptcy Court for the District of New
                   Jersey, Newark Division on November 1, 1994 (incorporated by reference to exhibit 2 in the Company's Form 10-K for the
                   year ended December 31, 1993, Commission File No. 1-2493).

       *   4.23    Order Confirming First Amended Joint Chapter 11 Plan of
                   Reorganization for New Valley entered by the Bankruptcy Court on November 1, 1994 (incorporated by reference to exhibit
                   99(b) in New Valley's Form 10-Q for the quarterly period
                   ended September 30, 1994).

       *   10.1    Corporate Services Agreement, dated as of June 29, 1990
                   between Brooke and Liggett (incorporated by reference to
                   exhibit 10.10 in BGLS's Registration Statement on Form S-1,
                   Commission File No. 33-47482).

       *   10.2    Corporate Services Agreement, dated June 29, 1990
                   between the Company and Liggett (incorporated by reference to exhibit 10.11 in Liggett's Registration Statement on Form
                   S-1, Commission File No. 33-47482).

       *   10.3    Services Agreement, dated January 1, 1992 between the
                   Company and Liggett (the "Liggett Services Agreement")
                   (incorporated by reference to exhibit 10.13 of Liggett's
                   Registration Statement on Form S-1, Commission File
                   No. 33-47482).

       *   10.4    First Amendment, dated as of November 30, 1993, between
                   the Company and Liggett, to the Liggett Services Agreement
                   (incorporated by reference to exhibit 10.6 of BGLS's
                   Registration Statement on Form S-1, Commission File
                   No. 33-93576).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


      *  10.5      Employment Agreement, dated February 21, 1992, between
                   the Company and Bennett S. LeBow (incorporated by reference to exhibit 10(xx) in the Company's Form 10-K for the year
                   ended December 31, 1991).

      *  10.6      Employment Agreement, dated June 1, 1994, between Liggett
                   and Rouben V. Chakalian (incorporated by reference to exhibit
                   10.13 of Liggett's Registration Statement on Form S-1,
                   Commission File No. 33-75224).

      *  10.7      Tax-Sharing Agreement, dated June 29, 1990, among the
                   Company, Liggett and certain other entities (incorporated by reference to exhibit 10.12 in BGLS's Registration Statement on Form S-1, Commission File No. 33-47482).

      *  10.8      Lease with respect to Liggett's distribution center in
                   Durham, North Carolina, including letter agreement extending term of Lease (incorporated by reference to exhibit 10.15 in
                   BGLS's Registration Statement on Form S-1, Commission File
                   No. 33- 47482).

      *  10.9      Tax Indemnity Agreement, dated as of October 6, 1993,
                   among the Company, Liggett and certain other entities
                   (incorporated by reference to exhibit 10.2 in SkyBox's Form
                   10-Q for the quarter ended September 30, 1993, Commission
                   File No. 0- 22126).

      *  10.10     Exchange and Termination Agreement, dated as of
                   September 30, 1994, among the Company, BGLS, AIF, Artemis
                   America LLC and Mainstay (incorporated by reference to
                   exhibit 10(ac) in the Company's Form 8-K dated September 2,
                   1994, Commission File No. 1-5759).

      *  10.11     Exchange Agreement, dated as of November 21, 1995,
                   among the Company, BGLS, AIF, Artemis Partnership, Tortoise,
                   Starfire Holding Corporation and Mainstay (incorporated by reference to exhibit 10.13 in BGLS's Registration Statement on Form S-4 dated December 19, 1995, Commission File Number
                   33-80593).

      *  10.12     Registration Rights Agreement, dated as of January 1,
                   1996, among the Company, New Valley, BGLS and Fleet, as
                   Trustee (incorporated by reference to exhibit 10.14 in BGLS's
                   Registration Statement on Form S-4 dated December 19, 1995,
                   Commission File Number 33-80593).

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

       *  10.13    Second Amendment to Services Agreement, dated as of
                   October 1, 1995, by and between Brooke Management Inc., the
                   Company and Liggett (incorporated by reference to Exhibit
                   10(c) in BGLS's Form 10-Q for the quarter ended September 30,
                   1995).

       *  10.14    Agreement among BGLS, the Company and High River
                   Limited Partnership ("High River"), dated October 17, 1995
                   (incorporated by reference to Exhibit 10(b) in the Company's
                   Form 10-Q for the quarter ended September 30, 1995).

       *  10.15    Letter Agreement among BGLS, the Company and High River
                   dated November 5, 1995 (incorporated by reference to Exhibit
                   10(a) in the Company's Form 10-Q for the quarter ended
                   September 30, 1995).

       *  10.16    Termination and Release Agreement, dated as of December 13,
                   1995, by and between BGLS, Gary Winnick Trust No. 3,
                   CAL-W Associates and M.D.C. Holdings, Inc. (incorporated by reference to exhibit 10.18 in BGLS's Registration Statement on
                   Form S-4 dated December 19, 1995, Commission File Number
                   33-80593).

       *  10.17    Agreement between New Valley and the Company, dated as
                   of December 27, 1995 (incorporated by reference to exhibit
                   10.19 in BGLS's Registration Statement on Form S-4 dated
                   December 19, 1995, Commission File Number 33-80593).

       *  10.18    Expense Sharing Agreement, made and entered into as of
                   January 18, 1995, by and between the Company and New Valley
                   (incorporated by reference to Exhibit 10(d) in the Company's
                   Form 10-Q for the quarter ended September 30, 1995).

       *  10.19    Stock Option Agreement, dated January 25, 1995, by and
                   between the Company and Howard M. Lorber (incorporated by
                   reference to Exhibit 10(g) in the Company's Form 10-K for the
                   year ended December 31, 1995).

       *  10.20    Agreement among the Company, ALKI and High River, dated
                   October 17, 1995 (the "High River Agreement") (incorporated by reference to Exhibit 10(d) in the Company's Quarterly
                   Report on Form 10-Q for the quarterly period ended September
                   30, 1995).


    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------

     *    10.21    Letter Amendment, dated October 17, 1995, to the High
                   River Agreement (incorporated by reference to Exhibit 10(e)
                   in the Company's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1995).

     *    10.22    Letter Amendment, dated November 5, 1995, to the High
                   River Agreement (incorporated by reference to Exhibit 10(f)
                   in the Company's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1995).

     *    10.23    Agreement, dated December 28, 1995, between Jefferies,
                   the Company, BGLS and Liggett (the "Jefferies Agreement")
                   (incorporated by reference to Exhibit 7 in the Schedule 13D filed by, among others, the Company with the SEC on March 11,
                   1996, as amended, with respect to the common stock of RJR
                   Nabisco Holdings Corp. (the "Schedule 13D")).

     *    10.24    Letter Amendment, dated February 28, 1996, to the
                   Jefferies Agreement (incorporated by reference to Exhibit 7 in the Schedule 13D).

          10.25    Amended and Restated Consulting Agreement, dated as of
                   March 1, 1996, between the Company and Howard M. Lorber.

     *    10.26    Settlement Agreement, dated March 12, 1996, by and between
                   Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco
                   Company, Inc. et al., Civil No. 94-1044, United States District
                   Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett, as supplemented by the letter agreement dated
                   March 14, 1996 (incorporated by reference to exhibit 13 in the
                   Schedule 13D).

      *   10.27    Settlement Agreement, dated March 15, 1996, by and
                   among the State of West Virginia, State of Florida, State of
                   Mississippi, Commonwealth of Massachusetts, and State of
                   Louisiana and the Company and Liggett (incorporated by
                   reference to exhibit 15 in the Schedule 13D).

          10.28    Stock Purchase Agreement, dated April 3, 1996, among
                   Liggett-Ducat Ltd. ("LDL"), Belgrave Limited ("Belgrave"),
                   Edward Z. Nakhamkin ("Nakhamkin") and Brooke (Overseas)
                   Ltd. ("BOL").

    EXHIBIT
      NO.                                   DESCRIPTION
      ---                                   -----------


          10.29    Consulting Agreement, dated April 3, 1996, among BOL,
                   Belgrave and Nakhamkin.

          10.30    Pledge Agreement, dated April 3, 1996, between BOL and
                   Belgrave.

           21      Subsidiaries of the Company.

           27      Financial Data Schedule.

     *    99.1     Stipulation and Agreement of Compromise and Settlement
                   in connection with an action in the Court of Chancery of the
                   State of Delaware in and for New Castle County entitled
                   Gyetyan v. Bennett S. LeBow et al., Civil Action No. 12998
                   (incorporated by reference to the Company's Form 8-K dated
                   June 2, 1994).

- -------------------

*        Incorporated by reference