Form 10-K/A
period 1995-12-31
BROOKE GROUP LTD
filed 1996-04-29
CIK 59440

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission File Number: 1-5759

                               BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                            51-0255124
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

100 S.E. Second Street, Miami, Florida                             33131
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code:  (305)579-8000

          Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
         Title of each class                                which registered
- --------------------------------------------------------------------------------
Common Stock, par value $.10 per share                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 1996 was approximately $52,726,529. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     As of April 1, 1996, there were 18,497,096 shares of common stock outstanding.

     Documents Incorporated by Reference:  None

     Part II of the Annual Report on Form 10-K of Brooke Group Ltd. (the "Company") for the fiscal year ended December 31, 1995 (the "Form 10-K") is amended with respect to Item 8 as follows:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") dated April 15, 1996, are set forth on pages C-1 through C-49 and quarterly financial results on page C-48 of this report.

     Part III of the Form 10-K is amended in its entirety to add the following information:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of April 24, 1996, with respect to each person who is a director of the Company. Each director is a citizen of the United States. For information concerning Bennett S. LeBow and the other executive officers of the Company, see Item 4, "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrant."


                                                PRINCIPAL
         NAME AND ADDRESS              AGE      OCCUPATION
         ----------------              ---      ----------
         Bennett S. LeBow              58       Chairman of the Board,
         Brooke Group Ltd.                      President and Chief Executive
         100 S.E. Second Street                 Officer
         Miami, FL 33131

         Robert J. Eide                43       Secretary and Treasurer, Aegis
         Aegis Capital Corp.                    Capital Corp
         70 E. Sunrise Highway
         Valley Stream, NY 11581

         Jeffrey S. Podell             55       Chairman of the Board and
         Newsote, Inc.                          President, Newsote, Inc.
         26 Jefferson Street
         Passaic, NJ 07055

     Each director is elected annually and serves until the next annual meeting of stockholders or until his successor is duly elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

     ROBERT J. EIDE has been a director of the Company since November 1993. Mr. Eide has been a director of BGLS since November 1993, a director of NV Holdings since September 1994,

Secretary and Treasurer of Aegis Capital Corp., a registered broker-dealer, since before 1988 and President of Aegis Planning Inc., a real estate investment company, since before 1988. Mr. Eide also serves as a director of Nathan's Famous, Inc., a restaurant chain. Mr. Eide served as a director of VTX Electronics Corp., a wire and cable distributor, from September 1991 until November 1995 and served as Chairman of the Board thereof from April 1994 until November 1995. Mr. Eide has also been a stockholder of a corporate general partner of a limited partnership organized to acquire and operate real estate property. The limited partnership filed for protection under the Federal bankruptcy laws in 1991.


     JEFFREY S. PODELL has been a director of the Company since November 1993. Mr. Podell has been a director of BGLS since November 1993, a director of NV Holdings since September 1994 and the Chairman of the Board and President of Newsote, Inc., the parent of Pantasote, Inc., a former manufacturer of plastic products, since 1989. Mr. Podell was a director of VTX Electronics Corp. from 1991 until 1995, and was a registered representative at Aegis Capital Corp. from before 1988 to 1992.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires directors and executive officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities (the "Reporting Persons"), to file reports of initial beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange. Such Reporting Persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during and with respect to the fiscal year ended December 31, 1995, all Reporting Persons have timely complied with all filing requirements applicable to them, except Mr. Chakalian will file late his initial statement of beneficial ownership of securities on Form 3 after being designated an executive officer by the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1995, the Company's (i) Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 (of which there are only two whose compensation exceeds the threshold amount) (collectively, the "named executive officers").

                       SUMMARY COMPENSATION TABLE (1)(2)





                                           ANNUAL COMPENSATION
                                 --------------------------------------
       NAME AND                                            OTHER ANNUAL   ALL OTHER
  PRINCIPAL POSITION       YEAR    SALARY       BONUS      COMPENSATION  COMPENSATION
- -----------------------    ----  ----------    -------     ------------  ------------
                                     ($)         ($)           ($)           ($)
Bennett S. LeBow           1995   1,187,500    593,750      118,750(3)         --
  Chairman of the Board,   1994     950,000    475,000       95,000(3)         --
  President and Chief      1993     950,000    475,000       95,000(3)      4,497(4)
  Executive Officer

Gerald E. Sauter           1995     278,534(5)      --           --            --
  Vice President, Chief    1994     229,167     80,000           --        12,040(7)
  Financial Officer        1993     264,063(6)  50,000           --         4,497(4)
  and Treasurer

Rouben V. Chakalian(8)     1995     432,000    285,120           --            --
  Chairman of the Board,   1994     252,000    302,400      250,000(9)         --
  President and Chief      1993          --         --           --            --
  Executive Officer of
  Liggett

- -----------------

(1) The aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the SEC.

(2) No restricted stock or stock options were granted in 1993, 1994 or 1995 to the named executive officers.

(3)  Includes an annual payment in lieu of certain other executive benefits.

(4) Represents employer contributions under profit sharing (i.e., 401(k)) and similar plans maintained by the Company.

(5) In 1995, all of Mr. Sauter's salary was paid by New Valley, 25% (or $69,633) of which was subsequently reimbursed to New Valley by the Company. The table reflects 100% of Mr. Sauter's 1995 salary.

(6) Includes $26,562 relating to a salary increase that was declared in May 1994, and retroactively effective as of April 1993.

(7)  Includes life insurance premiums paid by the Company.

(8) Effective April 1, 1996, Mr. Chakalian assumed the title of Chairman of the Board of Liggett.

(9) Represents payments made pursuant to a consulting agreement between Mr. Chakalian and Liggett. See "Employment Agreements".


COMPENSATION OF DIRECTORS

     Outside directors of the Company each receive $7,000 per annum as compensation for serving as a director, $1,000 per annum for each Board committee membership, $1,000 per meeting for each Board meeting attended, and $500 per meeting for each committee meeting attended. In addition, each outside director of BGLS receives $28,000 per annum as compensation for serving as a director, $500 per annum for each Board committee membership, $500 per meeting for each Board meeting attended, and $500 for each committee meeting attended. Each outside director also is reimbursed for reasonable out-of-pocket expenses incurred in serving on the Board of the Company and/or BGLS. In January 1995, each outside director of the Company also received an award of 10,000 shares of the Company's Common Stock for services as a director during 1994.

EMPLOYMENT AGREEMENTS

     The Chairman is a party to an employment agreement with the Company dated February 21, 1992. The agreement has a one-year term with automatic renewals for additional one-year terms unless notice of non-renewal is given by either party six months prior to the termination date. As of January 1, 1996, his annual base salary was $1,484,375. He is entitled to a minimum annual bonus of $742,188, payable quarterly, in lieu of participation in Company stock incentive plans. He is also entitled to an annual payment equal to 10% of his base salary in lieu of certain other executive benefits such as club memberships, company paid automobiles and other similar perquisites. Following termination of his employment without cause (as defined), he would continue to receive his then current base salary and minimum bonus for 24 months.
Following termination of his employment within two years of a change of control (as defined) or in connection with similar events, he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary and minimum bonus. In connection with the settlement of a stockholder lawsuit against the Company and the Chairman, the Chairman has agreed that for a period of four years beginning January 1, 1994, his employment contract shall be adjusted on an annual basis on such terms as are established by a compensation committee consisting entirely of independent directors. In addition, the Chairman's salary and bonus may not be increased from one year to the next during the same four-year period by more than 10% per annum, except that his salary and bonus may be increased in the same percentage amount as any increase in the price of the Company's Common Stock during a calendar year, subject to a maximum increase of 25% per annum. His salary and bonus is subject to decrease if the price of the Common Stock decreases by more than 10% during a calendar year, up to a maximum decrease of 25% per annum, but in no event lower than compensation earned in 1993.

     Rouben V. Chakalian, Chairman of the Board of Directors and, prior to April 1, 1996, President and Chief Executive Officer of Liggett, is a party to an employment agreement with Liggett, dated and effective as of June 1, 1994. The agreement, which terminates on May 31, 1996, has been supplemented by a letter agreement dated January 9, 1996. Mr. Chakalian's annual base salary through May 31, 1996 is $432,000 and thereafter is at a rate of $240,000 per annum (plus $2,000 per day if his presence is required at certain locations over six days per month). He is also entitled to receive a 1996 target annual bonus of 60% of his base salary, prorated for the first five months of 1996, based upon the achievement of specified EBIT
(earnings before interest and taxes) targets, and, effective January 1997, his bonus target will be 25% of annual salary. In case of termination, Mr. Chakalian is covered by Liggett's executive termination policy which provides for 24 months of termination pay at the current salary of an executive, if the executive officer's employment is terminated without cause (as defined). The definition of "cause" in such executive termination pay policy is willful and continued failure to perform employment duties or obligations, willful misconduct, material breach of any provision in the agreement, fraud or conviction of a felony.

     Prior to June 1994, Mr. Chakalian served as a consultant to the Company advising on both the Company's international and domestic operations. While acting as a consultant, and pursuant to a letter agreement dated June 15, 1993, Mr. Chakalian received payments of $250,000 and $196,000 for consulting services rendered during 1994 and 1993, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1995, the Chairman and Messrs. Eide and Podell were members of the Company's compensation committee. Messrs. Eide and Podell serve as directors of BGLS and NV Holdings. Mr. Eide is a stockholder of and serves as the Secretary and Treasurer of Aegis Capital Corp. ("ACC"), a registered broker-dealer that has performed services for the Company and its affiliates since before January 1, 1995. During 1995, ACC received commissions and other income in the aggregate amount of $584,616 from the Company and/or its affiliates. In connection with the acquisition of certain office buildings by New Valley on January 10, 1996, Mr. Eide received a commission of $220,000 from the seller.

     The Chairman is a director of Liggett. He is Chairman of the Board and Chief Executive Officer of New Valley. The Chairman is a director of BGLS and NV Holdings.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     BGLS sponsors the Retirement Plan For Salaried Non-Bargaining Unit Employees (the "Retirement Plan") of Liggett, which is a noncontributory, defined benefit plan. Each salaried employee of the participating companies becomes a participant on the first day of the month following one year of employment with 1,000 hours of service and the attainment of age 21. A participant becomes vested as to benefits on the earlier of his attainment of age 65, or upon completion of five years of service. Benefits become payable on a participant's normal retirement date, age 65, or, at the participant's election, at his early retirement after he has attained age 55 and completed ten years of service. A participant's annual benefit at normal retirement date is equal to the sum of: (A) the product of: (1) the sum of: (a) 1.4% of the participant's average annual earnings during the five-year period from January 1, 1986 through December 31, 1990 not in excess of $19,500 and (b) 1.7% of his average annual earnings during such five-year period in excess of $ 19,500 and
(2) the number of his years of credited service prior to January 1, 1991; (B) 1.55% of his annual earnings during each such year after December 31, 1990, not in excess of $16,500; and (C) 1.85% of his annual earnings during such year in excess of $16,500. The maximum years of credited service is 35. If hired prior to January 1, 1983, there is no reduction for early retirement. If hired on or after January 1, 1983, there is a reduction for early retirement equal to 3% per year for the number of years prior to age 65 (age 62 if the participant has at least 20 years of service) that the participant retires. The Retirement Plan also provides benefits to disabled participants and to surviving spouses of participants who die prior to retirement. Benefits are paid in the form of a single life annuity, with optional actuarially equivalent forms of annuity available. Payment of benefits is made beginning on the first day of the month immediately following retirement. As of December 31, 1993, the accrual of benefits under the plan for Liggett employees was frozen.

     As of December 31, 1995, none of the named executive officers were eligible to receive any benefits under the Retirement Plan.

     Under certain circumstances, the amount of retirement benefit payable under the Retirement Plan to certain employees may be limited by the federal tax laws. Any Retirement Plan benefit lost due to such a limitation will be made up by BGLS through a non-qualified supplemental retirement benefit plan. BGLS has accrued, but not funded, amounts to pay benefits under this supplemental plan.

STOCK OPTION GRANTS AND STOCK OPTION EXERCISES

     There were no stock options granted to or exercised by any of the named executive officers during 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     The following table sets forth, as of April 24, 1996, the number and percentage of shares of the Company's Common Stock, the only class of the Company's voting securities, beneficially owned by (i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.


          NAME AND ADDRESS OF            NUMBER OF   PERCENT OF
           BENEFICIAL OWNER                SHARES      CLASS
          -------------------            ----------  ----------
Bennett S. LeBow (1)                     10,451,208       56.5%

BSL Partners (2)                          4,844,156       26.2%

LeBow Limited Partnership (3)             1,681,715        9.1%

LeBow Family Partnership 1993, Ltd. (4)     999,999        5.4%

Richard S. Ressler (5)
  Orchard Capital Corporation
  11100 Santa Monica Boulevard
  Suite 2050
  Los Angles, CA  90025                   1,999,999       10.8%

Robert J. Eide (6)
  Aegis Capital Corp.
  70 East Sunrise Highway
  Valley Stream, NY  11581                   10,000        (*)

Jeffrey S. Podell (6)
  Newsote, Inc.
  26 Jefferson Street
  Passaic, NJ  07055                         10,000        (*)

Gerald E. Sauter (7)                              0         -

Rouben V. Chakalian (7)
  Liggett Group Inc.
  700 West Main Street
  Durham, NC  27702                               0         -

All directors and executive officers
as a group (5 persons)                   10,471,208       56.6%

- ----------------------

(*) The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes Common Stock held by BSL Partners, a New York general partnership ("BSL Partners"), LeBow Limited Partnership, a Delaware limited partnership ("LLP"), and LeBow Family Partnership 1993, Ltd., a Florida limited partnership ("LFP"). In January 1996, 2,874,129 of the shares of Common Stock beneficially owned by Mr. LeBow (together with shares of certain other affiliated holders specified below) were pledged, among other securities, in favor of a financial institution (the "1996 Pledge").

(2) Bennett S. LeBow (the "Chairman") owns an 80% interest in BSL Partners and the remaining interest is owned by LLP. Pursuant to the 1996 Pledge, 4,844,156 shares of Common Stock owned by BSL Partners were pledged.

(3) The Chairman is the general partner of LLP with a 99.99% interest. In 1990, 1,681,715 shares of Common Stock owned by LLP were pledged to secure its obligation to make certain payments to the Company on account of a former executive's outstanding indebtedness of $8,677,000, due in 1997. In May 1994, LLP paid $3,200,000 in partial satisfaction of the obligation. In consideration thereof, the Company released 1,281,715 of the pledged shares. Pursuant to the 1996 Pledge, these 1,281,715 shares of Common Stock owned by LLP were pledged.

(4) The Chairman is the general partner and a limited partner of LFP, and trusts, for the benefit of the Chairman and certain family members, hold the remaining partnership interests.

(5) Based upon Amendment No. 4, dated November 16, 1994, to a Schedule 13D filed by the named individual.

(6)  The named individual is a director of the Company.


(7)  The named individual is an executive officer of the Company.

     In addition, by virtue of his controlling interest in the Company, the Chairman might be deemed to own beneficially the securities of the Company's subsidiaries, including BGLS and Liggett, and securities of New Valley, in which the Company holds an indirect voting interest of approximately 42%. The disclosure of this information shall not be construed as an admission that the Chairman is the beneficial owner of any securities of the Company's subsidiaries or New Valley under Rule 13d-3 of the Exchange Act, or for any other purpose, and such beneficial ownership is expressly disclaimed. None of the Company's other directors or executive officers beneficially owns any equity securities of any of the Company's subsidiaries or New Valley.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 25, 1995, the Company entered into a Non-qualified Stock Option Agreement (the "Agreement") with a consultant who serves as President and a director of New Valley pursuant to which it granted such consultant non-qualified stock options to purchase 500,000 shares of the Company's restricted Common Stock at an exercise price of $2.00 per share. The options are exercisable over a ten-year period, beginning with 20% on the grant date and 20% on each of the four anniversaries of the grant date. Pursuant to the Agreement, Common Stock dividend equivalents are paid on each unexercised option. During 1995, the consultant received $320,000 of consulting fees from the Company. Since January 1, 1996, the consultant has received consulting fees of $40,000 per month from the Company and a subsidiary.

     Effective July 1, 1990, a former executive transferred all of his equity in the Company to the Chairman and resigned from substantially all of his positions with the Company and its affiliates. In consideration for this transfer, LLP, a partnership controlled by the Chairman, agreed, among other things, to make certain payments to the Company on account of the former executive's outstanding indebtedness of $8,677,000. In connection with this transaction, LLP pledged 1,681,715 of the shares it held of Common Stock to secure its obligation. In May 1994, the Partnership paid $3,200,000 in partial satisfaction of the obligation. In consideration thereof, the Company released 1,281,715 of the pledged shares.

     During 1995, Richard Ressler, the beneficial owner of 10.8% of the Company's common stock and a director of New Valley, served as a consultant to the Company and its subsidiaries and received consulting fees of $270,000.

     During 1995, the Company and New Valley entered into an expense sharing agreement whereby New Valley agreed to reimburse the Company for its portion of certain operating expenses, rent and utilization of personnel. Expense reimbursements amounted to $571,000 for the year ended December 31, 1995.

     For information concerning certain agreements and transactions between the Company, BGLS and New Valley relating to RJR Nabisco Holdings Corp., see Note 3 (RJR Nabisco

Holdings Corp.) and Note 17 (Related Party Transactions) to the Company's Consolidated Financial Statements.

     See, also, Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

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
                                                                          ========             ========





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


                                                                         --------------------------------
                                                                                   December 31,
                                                                         --------------------------------
                                                                            1995                 1994
                                                                         --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Notes payable and current portion of long-term debt . . . . . .         $   2,387            $  26,491
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            22,762               12,415
  Cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . .             4,266                4,860
  Accrued promotional expenses  . . . . . . . . . . . . . . . . .            25,519               29,853
  Accrued taxes payable . . . . . . . . . . . . . . . . . . . . .            25,928               21,849
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .            16,863               17,201
  Dividends payable . . . . . . . . . . . . . . . . . . . . . . .                                    131
  Net current liabilities of business held for disposition  . . .                                  4,974
  Other accrued liabilities . . . . . . . . . . . . . . . . . . .            21,452               26,577
                                                                            -------              -------
    Total current liabilities . . . . . . . . . . . . . . . . . .           119,177              144,351
Notes payable, long-term debt and other obligations, less current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .           406,744              405,798
Noncurrent employee benefits  . . . . . . . . . . . . . . . . . .            31,672               31,119
Net-long term liabilities of business held for disposition  . . .                                 23,009
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .            24,131
Commitments and contingencies . . . . . . . . . . . . . . . . . .
Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares . . . . . . . . . . . . . . . . . . . . . .
  Series G Preferred Stock, 2,184.834 shares, convertible,
    participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution,
    liquidation preference of $1.00 per share . . . . . . . . . .
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 24,998,043 shares, outstanding 18,497,096 and
    18,260,844 shares, respectively . . . . . . . . . . . . . . .             1,850                1,826
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .            93,186               66,245
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (428,173)            (420,746)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,372               11,365
  Less:  6,500,947 and 6,737,199 shares of common stock in
    treasury, at cost . . . . . . . . . . . . . . . . . . . . . .           (32,339)             (33,542)
                                                                                                 -------
     Total stockholders' equity (deficit)   . . . . . . . . . . .          (356,104)            (374,852)
                                                                            -------              -------

     Total liabilities and stockholders' equity (deficit)   . . .        $  225,620           $  229,425
                                                                            =======              =======





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                     -----------------------------------------
                                                                                             Year Ended December 31,
                                                                                     -----------------------------------------
                                                                                       1995            1994           1993
                                                                                     -----------------------------------------
Revenues(*) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $461,459        $479,343        $493,041
Cost of goods sold(*) . . . . . . . . . . . . . . . . . . . . . . . . . . .           216,187         229,807         233,386
                                                                                      -------        --------        --------
         Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .           245,272         249,536         259,655
Operating, selling, administrative and general expenses . . . . . . . . . .           237,212         235,374         256,902
Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . .                                            11,913
                                                                                      -------        --------        --------
         Operating income (loss)  . . . . . . . . . . . . . . . . . . . . .             8,060          14,162          (9,160)

Other income (expenses):
     Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . .               989             533           2,292
     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . .           (57,505)        (55,952)        (54,915)
     Equity in earnings of affiliate  . . . . . . . . . . . . . . . . . . .               678
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,776          (1,221)         (2,252)
(Loss) from continuing operations before                                              -------        --------        --------
     income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (45,002)        (42,478)        (64,035)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . .               342         (24,487)          5,193
                                                                                      -------        --------        --------
(Loss) from continuing operations   . . . . . . . . . . . . . . . . . . . .           (45,344)        (17,991)        (69,228)
                                                                                      -------        --------        --------
Discontinued operations:
      Income from discontinued operations . . . . . . . . . . . . . . . . .             2,860          23,693          62,001
      Gain on disposal  . . . . . . . . . . . . . . . . . . . . . . . . . .            18,369         150,990
                                                                                      -------        --------        --------
Income from discontinued operations . . . . . . . . . . . . . . . . . . . .            21,229         174,683          62,001
                                                                                      -------        --------        --------
(Loss) income before extraordinary items and accounting changes . . . . . .           (24,115)        156,692          (7,227)
                                                                                      -------        --------        --------
Extraordinary items:
      (Loss) gain resulting from the early extinguishment of debt . . . . .            (9,810)        (47,513)         42,849
      Gain on foreclosure of MAI  . . . . . . . . . . . . . . . . . . . . .                                            64,452
      Gain on reorganization of MAI . . . . . . . . . . . . . . . . . . . .                               916          46,440
                                                                                     --------        --------        --------
               (Loss) income from extraordinary items . . . . . . . . . . .            (9,810)        (46,597)        153,741
                                                                                     --------        --------        --------

(Loss) income before cumulative effect of accounting changes  . . . . . . .           (33,925)        110,095         146,514
Cumulative effect of accounting changes:
      Retiree health and life insurance benefits  . . . . . . . . . . . . .                                           (16,167)
      Cumulative effect of change in fiscal year end of MAI . . . . . . . .                                           (23,567)
                                                                                     --------        --------        ---------
             Net (loss) income  . . . . . . . . . . . . . . . . . . . . . .           (33,925)        110,095         106,780
Proportionate share of New Valley capital transaction,
       retirement of Class A Preferred Shares   . . . . . . . . . . . . . .            16,802
                                                                                     --------        --------        --------
              Net (loss) income applicable to common shares . . . . . . . .          $(17,123)       $110,095        $106,780
                                                                                     ========        ========        ========
Per common share:
    (Loss) from continuing operations . . . . . . . . . . . . . . . . . . .            $(1.56)         $(1.02)         $(4.19)
                                                                                       ======          ======          ======
    Income from discontinued operations . . . . . . . . . . . . . . . . . .            $ 1.16          $ 9.92          $ 3.45
                                                                                       ======          ======          ======
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .            $(0.54)         $(2.65)         $ 8.55
                                                                                       ======          ======          ======
    Cumulative effect of accounting changes . . . . . . . . . . . . . . . .            $               $               $(2.21)
                                                                                       ======          ======          ======
          Net (loss) income applicable to common shares . . . . . . . . . .            $(0.94)         $ 6.25          $ 5.60
                                                                                       ======          ======          ======
Weighted average common shares and common stock equivalents outstanding . .        18,301,186      17,610,898      17,977,487
                                                                                   ==========      ==========      ==========

- -----------------------

(*) Revenues and Cost of goods sold include federal excise taxes of $123,420, $131,877 and $127,341 for the years ended December 31, 1995, 1994 and 1993, respectively.





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                      BROOKE GROUP LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)
               (Dollars in Thousands, Except Per Share Amounts)

                                                       ---------------------------------------------------------------------
                                                                Preferred Stock                             Additional
                                                               Series E, F and G         Common Stock         Paid-In
                                                             Shares         Amount     Shares     Amount      Capital
                                                       ---------------------------------------------------------------------
Balance, December 31, 1992                                                          18,646,738     $1,865    $ 60,561
Common stock exchanged for Preferred stock
          Series E                                         8,929.338        $  9    (8,929,338)      (893)        884
          Series F and G                                   2,194.834           2    (2,194,834)      (220)        218
Dividends on Series G preferred
Stock issued to officer and employee                                                   375,000         38        (358)
Stock surrendered by former officers and employees                                    (225,000)       (23)         23
Reduction of Contingent Value Rights liability
SERP minimum liability adjustment
Preferred stock exchanged for common stock               (8,939.338)         (9)     8,939,338        894        (885)
Repayment of Chairman's loans
Net income
Treasury stock, at cost                                                             (1,352,142)      (135)        135
                                                         -----------        ----     ---------      -----     -------
Balance, December 31, 1993                                 2,184.834          2     15,259,762      1,526      60,578
Foreign Currency Adjustment
Preferred stock exchanged for common                      (2,184.834)        (2)     2,184,834        218       (216)
Reclassification of former Vice Chairman's
  loan to other receivables
Contingent Value Rights Settlement
Repayment by Chairman of interest
Waiver of dividends, shareholder settlement                                                                     6,250
Transfer of pension liability to SkyBox
Stock grant pursuant to consulting agreement                                           250,000         25
Contract settlement                                                                                              (371)
Exercise of warrant                                                                    607,889         61
Net income
Unrealized gain on investment in New Valley
Treasury stock, at cost                                                                (41,641)        (4)          4

                                                         -----------        ----     ---------      -----      ------
Balance, December 31, 1994                                                          18,260,844      1,826      66,245
Net loss
Consolidation of foreign subsidiary                                                                            14,435
Distributions on common stock of BGL ($0.075 per share,
  per quarter)                                                                                                 (5,474)
Stock grant to directors                                                                20,000          2          (2)
Stock grant to consultant                                                              250,000         25
Stock options granted to consultant                                                                               938
MAI spin-off
Net unrealized holding gain on investment in New Valley
Effect of New Valley capital transactions                                                                      17,043
Other, net                                                                                                         (2)
Treasury stock, at cost                                                                (33,748)        (3)          3
                                                         ----------         ----    ----------    -------     -------
Balance, December 31, 1995                                                  $       18,497,096     $1,850     $93,186
                                                         ==========         ====    ==========    =======     =======

                                                       ---------------------------------------------------------

                                                                            Treasury
                                                              Deficit        Stock          Other      Total
                                                       ---------------------------------------------------------
Balance, December 31, 1992                                $(672,823)       $(34,548)                  $(644,945)
Common stock exchanged for Preferred stock
          Series E
          Series F and G
Dividends on Series G preferred                             (30,831)                                    (30,831)
Stock issued to officer and employee                         (1,345)          2,040                         375
Stock surrendered by former officers and employees             (863)            459                        (404)
Reduction of Contingent Value Rights liability               44,140                                      44,140
SERP minimum liability adjustment                            (1,695)                                     (1,695)
Preferred stock exchanged for common stock
Repayment of Chairman's loans                                15,695                                      15,695
Net income                                                  106,780                                     106,780
Treasury stock, at cost                                                      (3,797)                     (3,797)
                                                           --------         -------        ------      --------
Balance, December 31, 1993                                 (540,942)        (35,846)                   (514,682)
Foreign Currency Adjustment                                                               $   201           201
Preferred stock exchanged for common
Reclassification of former Vice Chairman's
  loan to other receivables                                   1,500                                       1,500
Contingent Value Rights Settlement                            1,875                                       1,875
Repayment by Chairman of interest                             1,163                                       1,163
Waiver of dividends, shareholder settlement                   3,200                                       9,450
Transfer of pension liability to SkyBox                       4,305                                       4,305
Stock grant pursuant to consulting agreement                   (739)          1,182                         468
Contract settlement                                                                                        (371)
Exercise of warrant                                          (2,875)          2,875                          61
Net income                                                  110,095                                     110,095
Unrealized gain on investment in New Valley                                                11,164        11,164
Treasury stock, at cost                                       1,672          (1,753)                        (81)

                                                           --------         -------        ------      --------
Balance, December 31, 1994                                 (420,746)        (33,542)       11,365      (374,852)
Net loss                                                    (33,925)                                    (33,925)
Consolidation of foreign subsidiary                                                                      14,435
Distributions on common stock of BGL ($0.075 per share,
  per quarter)                                                                                           (5,474)
Stock grant to directors                                                         94                          94
Stock grant to consultant                                      (800)          1,244                         469
Stock options granted to consultant                                                          (563)          375
MAI spin-off                                                 27,286                          (201)       27,085
Net unrealized holding gain on investment in New Valley                                    (2,332)       (2,332)
Effect of New Valley capital transactions                                                   1,103        18,146
Other, net                                                       12                                          10
Treasury stock, at cost                                                        (135)                       (135)
                                                           --------         -------        ------      --------
Balance, December 31, 1995                                $(428,173)       $(32,339)      $ 9,372     $(356,104)
                                                           ========         =======        ======      ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)

                                                               ---------------------------------------------
                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                  1995             1994             1993
                                                               ---------------------------------------------
Cash flows from operating activities:
    Net (loss) income. . . . . . . . . . . . . . . . . . .     $(33,925)        $110,095         $106,780
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
          Depreciation and amortization. . . . . . . . . .        9,076            6,821           11,041
          Noncash compensation expense . . . . . . . . . .          559            8,463
          Income taxes . . . . . . . . . . . . . . . . . .                       (24,487)           9,287
          Gain on sale of assets . . . . . . . . . . . . .       (1,042)         (11,925)
          Loss (gain) on early extinguishment of debt. . .        9,810                           (42,849)
          Impact of discontinued operations. . . . . . . .      (21,229)        (117,275)        (106,574)
          Other, net . . . . . . . . . . . . . . . . . . .        4,167            6,265               89
    Changes in assets and liabilities, net:
              Receivables. . . . . . . . . . . . . . . . .        6,561           (4,002)          42,585
              Inventories. . . . . . . . . . . . . . . . .       (7,490)          (9,574)          14,686
              Accounts payable and accrued liabilities . .       (5,445)          (8,576)         (25,282)
              Other assets and liabilities, net. . . . . .       15,972              135           12,187
                                                               --------         --------         --------
Net cash (used in) provided by operating activities. . . .      (22,986)         (44,060)          21,950
                                                               --------         --------         --------
Cash flows from investing activities:
   Proceeds from sale of business and assets . . . . . . .       14,152           29,542           21,372
   Impact of discontinued operations . . . . . . . . . . .                        (4,555)         (16,078)
   Investments . . . . . . . . . . . . . . . . . . . . . .       (1,965)
   Capital expenditures. . . . . . . . . . . . . . . . . .       (8,805)          (3,023)            (443)
   Dividends from New Valley . . . . . . . . . . . . . . .       61,832
   Other, net  . . . . . . . . . . . . . . . . . . . . . .        1,660            1,897              371
                                                               --------         --------         --------
Net cash provided by investing activities  . . . . . . . .       66,874           23,861            5,222
                                                               --------         --------         --------





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


                                                              --------------------------------------------
                                                                         Year Ended December 31,
                                                              --------------------------------------------
                                                                1995             1994            1993
                                                              --------------------------------------------
Cash flows from financing activities:
 Proceeds from debt   . . . . . . . . . . . . . . . . .         2,343           12,523            6,498
 Deferred financing costs   . . . . . . . . . . . . . .                         (2,705)            (520)
 Purchase of bonds  . . . . . . . . . . . . . . . . . .                                         (10,772)
 Repayments of debt   . . . . . . . . . . . . . . . . .       (40,801)          (2,027)         (26,059)
 (Decrease) increase in cash overdraft  . . . . . . . .          (594)         (12,669)          19,217
 Series G preferred dividend  . . . . . . . . . . . . .           (75)          (5,923)         (15,695)
 Distributions on common stock  . . . . . . . . . . . .        (5,475)
 CVR Settlement (Redemption) .... . . . . . . . . . . .                          1,875           (1,122)
 Treasury stock purchases   . . . . . . . . . . . . . .          (135)             (21)          (3,797)
 Return (deposit) of CVR collateral   . . . . . . . . .                                          12,000
 Stockholder loan and interest repayments   . . . . . .                         17,774
 Impact of discontinued operations  . . . . . . . . . .                           (437)          (8,297)
 Other, net   . . . . . . . . . . . . . . . . . . . . .           (57)             375           (1,475)
                                                              -------          -------          -------

Net cash (used in) provided by financing activities . .       (44,794)           8,765          (30,022)
                                                              -------          -------          -------
Effect of exchange rate changes  on cash and cash
equivalents . . . . . . . . . . . . . . . . . . . . . .                            (63)             795
                                                              -------          -------          -------

Net (decrease) in cash and cash equivalents . . . . . .          (906)         (11,497)          (2,055)
Cash and cash equivalents, beginning of period  . . . .         4,276           15,773           17,828
                                                              -------          -------          -------

Cash and cash equivalents, end of period  . . . . . . .      $  3,370         $  4,276         $ 15,773
                                                              =======          =======          =======





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




3. RJR NABISCO HOLDINGS CORP.

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

   In 1993 MAI changed its year end to December 31 from September 30 and, therefore, in 1993 MAI was no longer consolidated on a three month lag. This change, amounting to $23,567, is reported as a change in accounting in the first quarter of 1993. The condensed statement of operations for this three month period which ended December 31, 1992 follows:


          Total revenue...............................   $ 59,183
          Direct costs................................     37,442
                                                          -------
             Gross profit.............................     21,741

          Selling, general and administrative expenses     22,792
          Non-recurring charges.......................     15,340
                                                          -------
             Operating loss...........................    (16,391)

          Interest, net...............................     (4,675)
                                                          -------
          Loss before taxes...........................    (21,066)
          Income taxes................................      2,501
                                                          -------
             Net loss.................................   $(23,567)
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)





8. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

   Notes payable, long-term debt and other obligations consist of:


                                                                December 31,
                                                              1995       1994
                                                            --------------------

     13.75% Series 1 Senior Secured Notes due 1995........              $ 23,594
     13.75% Series 2 Senior Secured Notes due 1997........   $ 91,179     91,294
     16.125% Senior Subordinated Reset Notes due 1997.....      5,670      5,670
     14.500% Subordinated Debentures due 1998.............    126,295    126,295
     Notes Payable - Foreign..............................     11,122
     Other................................................      2,084      4,940

     Liggett:
     11.500% Senior Secured Series B Notes due 1993 - 1999    119,485    126,234
     Variable rate Series C Senior Secured Notes due 1999.     32,279     29,415
     Revolving credit facility............................     21,017     24,847
                                                              -------    -------
Total notes payable and long-term debt....................    409,131    432,289
Less:
          Current maturities..............................      2,387     26,491
                                                              -------    -------
Amount due after one year.................................   $406,744   $405,798
                                                              =======    =======

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

12.  COMMITMENTS

   Certain of the Company's subsidiaries lease certain facilities and equipment used in its operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms for one year or more are as follows:


              Year ending December 31:
              1996.................... $ 4,014
              1997....................   2,989
              1998....................   2,344
              1999....................   1,252
              2000....................     900
              2001 and thereafter.....  24,950
                                       -------
                                       $36,449
                                       =======

   Lease commitments for 2001 and thereafter relate primarily to the remaining 45 years of a land lease and 23 years of an equipment lease in Russia.

   The total of minimum rentals to be received in the future by certain of the Company's subsidiaries under noncancelable subleases are as follows:


              Year ending December 31:
              1996....................   $642
              1997....................    126
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

   Other related party transactions follow:

   Effective July 1, 1990, a former executive transferred all of his equity in the Company to the Chairman and resigned from substantially all of his positions with the Company and its affiliates. In consideration for this transfer, a partnership (the "Partnership") controlled by the Chairman agreed, among other things, to make certain payments to the Company on account of the former executive's outstanding indebtedness of $8,677 (deducted from equity). In connection with this transaction, the

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



   Partnership had pledged 1,681,715 of the shares it held of the Company's common stock to secure its obligation. In May 1994, the Partnership paid $3,200 in partial satisfaction of the obligation. In consideration thereof, the Company released 1,281,715 of the pledged shares.

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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




19. SUPPLEMENTAL CASH FLOW INFORMATION

   In accordance with the requirements of SFAS No. 95, "Statement of Cash Flows," supplemental cash flow information is disclosed below:


                                                    Year Ended December 31,
                                                -------------------------------
                                                  1995       1994        1993
                                                -------------------------------
I. Cash paid during the period for:
     Interest.................................   $60,158     $ 39,429   $56,217
     Income taxes, net of refunds.............     1,735          605     2,110
                                                  ------      -------    ------
                                                 $61,893     $ 40,034   $58,327
                                                  ======      =======    ======
II. Noncash investing and financing
     activities:
     Contingent Value Rights liability........                          $43,821
     Dividends payable........................               $    131    15,136
     Issuance and exchange of long-term debt..                114,888
     Distribution of MAI to stockholders......   $27,085
     Common stock received in connection with
       debt repayment.........................                              275
     Financing of equipment purchases.........                            3,500
     Series G dividend........................                  3,200
     Shareholder settlement...................                  6,250
     Transfer of pension liability to SkyBox..                  4,305

20. SUPPLEMENTAL INFORMATION

   Supplemental balance sheet information at December 31 is as follows:


                                                 1995     1994
                                                ----------------
Other assets:
  Deferred financing costs, net of
    amortization.............................  $10,502   $ 9,933
  Other......................................      797     1,934
                                                ------    ------
    Total other assets.......................  $11,299   $11,867
                                                ======    ======
Other accrued liabilities:
  Compensation and related items.............  $ 1,201   $ 3,913
  Debt guarantee.............................    7,500     7,500
  Restructuring..............................      515     1,306
  Estimated allowance for future sales
    returns..................................    5,000     5,800
  Legal and professional fees................    1,469     1,510
  Unearned revenue...........................    2,955     2,056
  Other......................................    2,812     4,492
                                                ------    ------
    Total other accrued liabilities..........  $21,452   $26,577
                                                ======    ======

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




21. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

   Quarterly data for the years ended December 31, 1995 and 1994 (reclassified) are as follows(A):


                                    December 31,  September 30,  June 30,  March 31,
                                        1995          1995         1995      1995
                                   -------------------------------------------------
Revenues                               $119,741       $124,100  $122,328    $95,290
Gross profit                             62,320         69,474    64,566     48,912
(Loss) from continuing operations       (17,671)        (1,124)  (13,639)   (12,910)
Income of discontinued operations         5,231             98     1,114     14,786
Extraordinary items                      (9,810)
Net (loss) income applicable to
  common shares                         (22,269)         1,772    (1,571)     4,945

Per share data:

Loss (income) from continuing
  operations                             $(0.97)         $0.09    $(0.15)    $(0.53)
                                          =====           ====     =====      =====
Income of discontinued operations        $ 0.29          $0.01    $ 0.06     $ 0.80
                                          =====           ====     =====      =====
Extraordinary items                      $(0.54)         $        $          $
                                          =====           ====     =====      =====
Net (loss) income applicable to
  common shares                          $(1.22)         $0.10    $(0.09)    $ 0.27
                                          =====           ====     =====      =====
Share prices:
- -------------
  High                                    9 7/8         11 3/8     5 1/2      4  1/4
  Low                                     6 5/8          4 3/8     3 1/8      3 15/64

                                     December 31,  September 30, June 30,  March 31,
                                         1994          1994        1994      1994
                                     -----------------------------------------------
Revenues                               $121,715       $124,446  $119,077   $114,105
Gross profit                             64,999         66,599    61,129     56,809
(Loss) income from continuing
  operations                            (14,007)         9,113    (6,377)    (6,720)
Income of discontinued operations       154,604          9,805     4,960      5,314
Extraordinary items                     (45,479)                             (1,118)
Net income                               95,118         18,918    (1,417)    (2,524)

Per share data:

(Loss) income from continuing
  operations                             $(0.79)         $0.52    $(0.37)    $(0.38)
                                          =====           ====     =====      =====
Income of discontinued operations        $ 8.75          $0.55    $ 0.29     $ 0.30
                                          =====           ====     =====      =====
Extraordinary items                      $(2.60)         $        $          $(0.06)
                                          =====           ====     =====      =====
Net income                               $ 5.27          $1.07    $(0.08)    $(0.14)
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

                                    BROOKE GROUP LTD.
                                    (REGISTRANT)


                                    By: /s/ Gerald E. Sauter
                                       --------------------------------
                                            Gerald E. Sauter
                                            Vice President and
                                            Chief Financial Officer

Date:  April 29, 1996