Form 10-Q
period 1996-03-31
BROOKE GROUP LTD; BGLS INC
filed 1996-05-15
CIK 59440, 927388

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            --------------------

                                   FORM 10-Q

         JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


               COMMISSION FILE NUMBER 1-5759                               COMMISSION FILE NUMBER 33-93576

                     BROOKE GROUP LTD.                                                BGLS INC.
  (Exact name of registrant as specified in its charter)       (Exact name of registrant as specified in its charter)

                        51-0255124                                                   13-3593483
           (I.R.S. Employer Identification No.)                         (I.R.S. Employer Identification No.)

                         DELAWARE                                                     DELAWARE
       (State or other jurisdiction of incorporation                (State or other jurisdiction of incorporation
                     or organization)                                             or organization)

                  100 S.E. SECOND STREET                                       100 S.E. SECOND STREET
                   MIAMI, FLORIDA 33131                                         MIAMI, FLORIDA 33131
(Address of principal executive offices including Zip Code)  (Address of principal executive offices including Zip Code)

                       305/579-8000                                                 305/579-8000
   (Registrant's telephone number, including area code)         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) have been subject to such filing requirements for the past 90 days.
[ X ] Yes   [ ]  No

     Explanatory Note:  BGLS Inc. is required to file all reports required by
Section 13 or 15(d) of the Exchange Act in connection with its 15.75% Series B Senior Secured Notes due 2001.

     As of May 10, 1996, there were 18,497,096 shares of Brooke Group Ltd.'s common stock outstanding.

     As of May 10, 1996, there were 100 shares of BGLS Inc.'s common stock outstanding, all of which were owned by Brooke Group Ltd.

===============================================================================

                               BROOKE GROUP LTD.
                                   BGLS INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:

    Brooke Group Ltd. Consolidated Balance Sheets as of March 31, 1996 and
        December 31, 1995............................................................    3

    BGLS Inc. Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.    4

    Brooke Group Ltd. Consolidated Statements of Operations for the three months
    ended March 31, 1996 and March 31, 1995..........................................    5

    BGLS Inc. Consolidated Statements of Operations for the three months ended
    March 31, 1996 and March 31, 1995................................................    6

    Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for
    the three months ended March 31, 1996............................................    7

    BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the three
    months ended March 31, 1996......................................................    8

    Brooke Group Ltd. Consolidated Statements of Cash Flows for the three months ended
    March 31, 1996 and March 31, 1995................................................    9

    BGLS Inc. Consolidated Statements of Cash Flows for the three months ended
    March 31, 1996 and March 31, 1995................................................   10

    Notes to Consolidated Financial Statements.......................................   11

    New Valley Holdings, Inc. Financial Statements:

    Balance Sheets as of March 31, 1996 and December 31, 1995........................   25

    Statements of Operations for the three months ended March 31, 1996 and
    March 31, 1995...................................................................   26

    Statements of Stockholder's Equity for the three months ended March 31, 1996.....   27

    Statement of Cash Flows for the three months ended March 31, 1996 and
    March 31, 1995...................................................................   28

    Notes to Financial Statements....................................................   29

Item 2 . Management's Discussion and Analysis
         of Financial Condition and Results of Operations............................   33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................   42

Item 3. Defaults Upon Senior Securities..............................................   42

Item 6. Exhibits and Reports on Form 8-K.............................................   42

SIGNATURE............................................................................   43

Item 1.  Consolidated Financial Statements

                        BROOKE GROUP LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                                               March 31,     December 31,
                                                                                 1996            1995
                                                                               --------------------------

ASSETS:

Current assets:
  Cash and cash equivalents..................................................  $   5,377        $   3,370
  Accounts receivable - trade................................................     14,293           23,844
  Other receivables..........................................................      1,350            1,448
  Receivables from affiliates................................................      1,130            1,502
  Inventories................................................................     62,430           60,522
  Deferred tax assets........................................................      1,014            1,061
  Other current assets.......................................................      4,882            4,155
                                                                                --------        ---------
    Total current assets.....................................................     90,476           95,902

Property, plant and equipment, at cost, less accumulated
  depreciation of $28,231 and $27,868........................................     53,811           49,065
Intangible assets, at cost, less accumulated amortization
    of $22,055 and $15,679...................................................      5,014            5,453
Investment in affiliate......................................................     42,897           63,901
Other assets.................................................................     10,125           11,299
                                                                               ---------        ---------
    Total assets.............................................................  $ 202,323        $ 225,620
                                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt........................  $  43,714        $   2,387
  Accounts payable...........................................................     20,986           22,762
  Cash overdraft.............................................................      3,817            4,266
  Accrued promotional expenses...............................................     23,119           25,519
  Accrued taxes payable......................................................     18,919           25,928
  Accrued interest...........................................................     20,879           16,863
  Other accrued liabilities..................................................     23,706           21,452
                                                                               ---------        ---------
    Total current liabilities................................................    155,140          119,177

Notes payable, long-term debt and other obligations, less current portion....    390,617          406,744
Noncurrent employee benefits.................................................     30,943           31,672
Other liabilities............................................................     14,293           24,131

Commitments and contingencies................................................

Stockholders' equity (deficit):
  Common stock, par value $0.10 per share, authorized 40,000,000
    shares, issued 24,998,043 shares, outstanding 18,497,096 shares..........      1,850            1,850
  Additional paid-in capital.................................................     93,599           93,186
  Deficit....................................................................   (445,950)        (428,173)
  Other......................................................................     (5,830)           9,372
  Less:  6,500,947 shares of common stock in treasury, at cost...............    (32,339)         (32,339)
                                                                               ---------        ---------
    Total stockholders' equity (deficit) ....................................   (388,670)        (356,104)
                                                                               ---------        ---------

    Total liabilities and stockholders' equity (deficit).....................  $ 202,323        $ 225,620
                                                                               =========        =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                                               March 31,     December 31,
                                                                                 1996            1995
                                                                               --------------------------

ASSETS:

Current assets:
  Cash and cash equivalents..................................................  $   5,339        $   3,370
  Accounts receivable - trade................................................     14,293           23,844
  Other receivables..........................................................      1,309            1,481
  Receivables from affiliates................................................      1,125            1,130
  Inventories................................................................     62,430           60,522
  Deferred tax assets........................................................      4,814            4,861
  Other current assets.......................................................      4,715            3,722
                                                                               ---------        ---------
    Total current assets.....................................................     94,025           98,930

Property, plant and equipment, at cost, less accumulated depreciation of
  $28,053 and $27,726........................................................     53,394           48,613
Intangible assets, at cost, less accumulated amortization of
  $22,055 and $15,679........................................................      5,014            5,453
Investment in affiliate......................................................     42,897           63,901
Other assets.................................................................     11,171           12,345
                                                                               ---------        ---------
    Total assets.............................................................  $ 206,501        $ 229,242
                                                                               =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt........................  $  43,586        $   2,132
  Accounts payable...........................................................     20,861           22,637
  Cash overdraft.............................................................      3,817            3,761
  Due to Brooke..............................................................     23,985           26,054
  Accrued promotional expenses...............................................     23,119           25,519
  Accrued taxes payable......................................................     18,919           25,928
  Accrued interest...........................................................     20,879           16,863
  Other accrued liabilities..................................................     22,337           19,991
                                                                               ---------        ---------
    Total current liabilities................................................    177,503          142,885

Notes payable, long-term debt and other obligations, less current portion....    390,617          420,449
Noncurrent employee benefits.................................................     30,943           31,672
Other liabilities............................................................     17,547           24,131

Commitments and contingencies................................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; authorized 100 shares, issued 100 shares, outstanding 100 shares................................
  Additional paid-in capital.................................................     39,081           23,594
  Deficit....................................................................   (443,875)        (423,424)
  Other......................................................................     (5,315)           9,935
                                                                               ---------        ---------
    Total stockholder's deficit..............................................   (410,109)        (389,895)
                                                                               ---------        ---------

    Total liabilities and stockholder's equity (deficit).....................  $ 206,501        $ 229,242
                                                                               =========        =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                                                  Three Months Ended
                                                                               ---------------------------
                                                                               March 31,        March 31,
                                                                                 1996             1995
                                                                               ---------------------------

Revenues*....................................................................  $   90,516       $   95,290
Cost of goods sold*..........................................................      47,048           46,378
                                                                               ----------       ----------
    Gross profit.............................................................      43,468           48,912

Operating, selling, administrative and general expenses......................      44,892           49,308
                                                                               ----------       ----------
    Operating (loss).........................................................      (1,424)            (396)

Other income (expenses):
  Interest income............................................................          18              389
  Interest expense...........................................................     (14,777)         (14,715)
  Equity in (loss) earnings of affiliate.....................................      (1,274)           1,683
  Other, net.................................................................         115              115
                                                                               ----------       ----------

(Loss) from continuing operations before income taxes........................     (17,342)         (12,924)
Provision (benefit) for income taxes.........................................         435              (14)
                                                                               ----------       ----------

(Loss) from continuing operations............................................     (17,777)         (12,910)

Discontinued operations:
  Income from discontinued operations........................................                        1,648
  Gain on disposal...........................................................                       13,138
                                                                               ----------       ----------
Income from discontinued operations..........................................                       14,786
                                                                               ----------       ----------

Net (loss) income............................................................     (17,777)           1,876

Proportionate share of New Valley capital transaction, retirement of
  Class A Preferred Shares...................................................       1,782            3,069
                                                                               -----------      ----------
    Net (loss) income applicable to common shares............................  $  (15,995)      $    4,945
                                                                               ==========       ==========

Per common share:
  (Loss) from continuing operations..........................................  $    (0.86)      $    (0.53)
                                                                               ==========       ==========
  Income from discontinued operations........................................  $                $     0.80
                                                                               ==========       ==========
    Net (loss) income applicable to common shares............................  $    (0.86)      $     0.27
                                                                               ==========       ==========

Weighted average common shares and common share
  equivalents outstanding....................................................  18,497,096       18,501,830
                                                                               ==========       ==========

- ------------
* Revenues and Cost of goods sold include federal excise taxes of $21,197 and $26,392 for the periods ended March 31, 1996 and 1995, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                                                  Three Months Ended
                                                                               --------------------------
                                                                               March 31,        March 31,
                                                                                 1996             1995
                                                                               --------------------------
Revenues*....................................................................  $ 90,516         $ 95,290
Cost of goods sold*..........................................................    47,048           46,378
                                                                               --------         --------
    Gross profit.............................................................    43,468           48,912

Operating, selling, administrative and general expenses......................    44,587           48,775
                                                                               --------         --------
    Operating (loss) income..................................................    (1,119)             137

Other income (expenses):
  Interest income............................................................        18              389
  Interest expense...........................................................   (15,668)         (15,483)
  Equity in (loss) earnings of affiliate.....................................    (1,274)           1,683
  Other, net.................................................................       (35)              15
                                                                               --------         --------

(Loss) from continuing operations before income taxes........................   (18,078)         (13,259)
Provision (benefit) for income taxes.........................................       451             (355)
                                                                               --------         --------
(Loss) from continuing operations............................................   (18,529)         (12,904)
                                                                               --------         --------

Discontinued operations:
  Income from discontinued operations........................................                      1,648
  Gain on disposal...........................................................                     13,138
                                                                               --------         --------
Income from discontinued operations..........................................                     14,786
                                                                               --------         --------

    Net (loss) income........................................................  $(18,529)        $  1,882
                                                                               ========         ========


- ------------
* Revenues and Cost of goods sold include federal excise taxes of $21,197 and $26,392 for the periods ended March 31, 1996 and 1995, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                       Common Stock      Additional
                                                    ------------------     Paid-In              Treasury
                                                      Shares    Amount     Capital   Deficit      Stock     Other      Total
                                                    ----------  ------     -------  ----------  ---------  --------  ----------

Balance, December 31, 1995......................... 18,497,096  $1,850     $93,186  $(428,173)  $(32,339)  $  9,372  $(356,104)
Net (loss).........................................                                   (17,777)                         (17,777)
Distributions on common stock
  ($0.075 per share)...............................                         (1,369)                                     (1,369)
Stock options granted to consultant................                                                              48         48
Reduction of unrealized holding gain on investment
  in New Valley....................................                                                         (13,398)   (13,398)
Effect of New Valley capital transactions..........                          1,782                           (1,852)       (70)
                                                    ----------  ------     -------  ----------  ---------  --------  ----------
Balance, March 31, 1996............................ 18,497,096  $1,850     $93,599  $(445,950)  $(32,339)  $ (5,830) $(388,670)
                                                    ==========  ======     =======  ==========  =========  ========  ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                       Common Stock      Additional
                                                    ------------------     Paid-In
                                                      Shares    Amount     Capital   Deficit      Other      Total
                                                    ----------  ------     -------  ----------   -------   ----------

Balance, December 31, 1995........................     100                 $23,594  $(423,424)   $ 9,935   $(389,895)

Distributions paid to parent......................                                     (1,922)                (1,922)

Net (loss)........................................                                    (18,529)               (18,529)

Reduction of unrealized holding gain
  on investment in New Valley.....................                                               (13,398)    (13,398)

Effect of New Valley capital
  transactions....................................                           1,782                (1,852)        (70)

Forgiveness of debt by parent.....................                          13,705                            13,705
                                                       ---      ------     -------  ---------    -------   ---------
Balance, March 31, 1996...........................     100      $          $39,081  $(443,875)   $(5,315)  $(410,109)
                                                       ===      ======     =======  =========    =======   =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                                                  Three Months Ended
                                                                               --------------------------
                                                                               March 31,        March 31,
                                                                                 1996             1995
                                                                               --------------------------
Net cash (used in) operating activities.....................................   $ (11,568)       $ (5,263)

Cash flows from investing activities:
  Proceeds from sale of businesses and assets...............................                       4,034
  Investments...............................................................                        (365)
  Capital expenditures......................................................      (6,939)           (511)
  Dividends from New Valley.................................................       6,183          30,916
  Other, net................................................................         174
                                                                               ---------        --------

Net cash (used in) provided by investing activities.........................        (582)         34,074
                                                                               ---------        --------

Cash flows from financing activities:
  Proceeds from debt........................................................      22,512           3,821
  Repayments of debt........................................................      (6,537)           (389)
  (Decrease) increase in cash overdraft.....................................        (449)            900
  Distributions on common stock.............................................      (1,369)         (1,368)
  Treasury stock purchases..................................................                        (135)
  Other, net................................................................                         (39)
                                                                               ---------        --------

Net cash provided by financing activities...................................      14,157           2,790
                                                                               ---------        --------

Net increase in cash and cash equivalents...................................       2,007          31,601
Cash and cash equivalents, beginning of period..............................       3,370           4,276
                                                                               ---------        --------

Cash and cash equivalents, end of period....................................   $   5,377        $ 35,877
                                                                               =========        ========
Supplemental non-cash financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes..............   $  99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes.............     125,495
  Issuance of Series A Notes for options....................................         822
  Exchange of Series A Notes for Series B Notes.............................      99,976



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------

                                                                                  Three Months Ended
                                                                               --------------------------
                                                                               March 31,        March 31,
                                                                                 1996             1995
                                                                               --------------------------
Net cash (used in) operating activities.....................................    $(11,685)       $ (2,481)

Cash flows from investing activities:
  Proceeds from sale of business and assets.................................                       4,034
  Investments...............................................................                        (365)
  Capital expenditures......................................................      (6,939)           (334)
  Dividends from New Valley.................................................       6,183          30,916
  Other, net................................................................         174             (88)
                                                                                --------        --------

Net cash (used in) provided by investing activities.........................        (582)         34,163
                                                                                --------        --------
Cash flows from financing activities:
  Proceeds from debt........................................................      22,512           3,819
  Repayments of debt........................................................      (6,410)           (104)
  Increase in cash overdraft................................................          56             955
  Distributions paid to parent..............................................      (1,922)         (4,531)
  Other, net................................................................                        (204)
                                                                                --------        --------

Net cash provided by (used in) financing activities.........................      14,236             (65)
                                                                                --------        --------

Net increase in cash and cash equivalents...................................       1,969          31,617
Cash and cash equivalents, beginning of period..............................       3,370           4,259
                                                                                --------        --------

Cash and cash equivalents, end of period....................................    $  5,339        $ 35,876
                                                                                ========        ========

Supplemental non-cash financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes..............    $ 99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes.............     125,495
  Issuance of Series A Notes for options....................................         822
  Exchange of Series A Notes for Series B Notes.............................      99,976
  Forgiveness of debt by parent.............................................      13,705



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------


1. PRINCIPLES OF REPORTING

   The consolidated financial statements of Brooke Group Ltd. (the "Company") include the consolidated statements of its wholly owned subsidiary, BGLS Inc. ("BGLS"). The consolidated statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), Liggett-Ducat Ltd. ("LDL") and other less significant subsidiaries.

   The interim consolidated financial statements of the Company and BGLS are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's and BGLS' consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's and BGLS' Annual Reports on Form 10-K, as amended, for the year ended December 31, 1995, as filed with the Securities and Exchange Commission ("SEC"). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

   Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.


2. INVESTMENT IN NEW VALLEY CORPORATION

   Summarized financial information for New Valley Corporation ("New Valley") as of March 31, 1996 and December 31, 1995 and for the three months' ended March 31, 1996 and 1995 is as follows:


                                                  March 31,  December 31,
                                                    1996         1995
                                                  -----------------------
        Current assets...........................  $326,766      $333,485
        Investment in real estate................   183,874
        Other non-current assets.................    42,229        52,337
        Current liabilities......................   208,516       177,920
        Notes payable............................   159,653
        Other long-term liabilities..............    19,180        11,967
        Redeemable preferred stock...............   211,759       226,396
        Common shareholders' deficit.............   (46,239)      (30,461)


                                                         March 31,
                                                   ----------------------
                                                    1996          1995
                                                   ----------------------
        Revenues.................................  $ 36,684      $  7,669

        Cost and expenses........................    41,668           298

        (Loss) income from continuing operations.    (4,884)        6,631

        Income from discontinued operations......                   1,398

        Net (loss) applicable to common shares(A)   (16,067)       (5,024)




(A) Considers all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   The Company's and BGLS' investment in New Valley at March 31, 1996 is summarized as follows:



                                                          Unrealized
                          Number of     Fair    Carrying    Holding    Earnings
                            Shares     Value     Amount   Gain (Loss)   (Loss)
                          ----------  --------  --------  -----------  --------

Class A Preferred Shares     618,326  $ 96,459  $ 96,459    $(6,257)   $ 6,938
Class B Preferred Shares      50,885     3,545     3,545      1,691
Common Shares...........  79,794,229    21,943   (57,107)               (8,212)
                                      --------  --------    -------    -------
                                      $121,947  $ 42,897    $(4,566)   $(1,274)
                                      ========  ========    =======    =======

   The Class A Preferred Shares and the Class B Preferred Shares are accounted for as debt and equity securities, respectively, pursuant to the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Prior to January 1, 1996, the Class A Preferred Shares' fair value had been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. In January 1996, however, New Valley became engaged in the ownership and management of commercial real estate and, in February 1996, acquired a controlling interest in Thinking Machines Corporation. Because these businesses affect the composition and nature of the underlying net assets of New Valley, the Company and BGLS have determined the fair value of the Class A Preferred Shares based on the quoted market price commencing with the quarter ended March 31, 1996. The New Valley common shares are accounted for under the equity method.

   In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. As a result of this transaction, the Company and BGLS now own 59.72% of the outstanding Class A Preferred Shares. The Company and BGLS have recorded their proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital of $1,782 along with other New Valley capital transactions of $1,852 for the three months ended March 31, 1996.

   On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on its Class A Preferred Shares payable on March 27, 1996. NV Holdings received $6,183 in the distribution. At March 31, 1996, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $113,938 or $110.04 per share.

   At March 31, 1996, the accrued and unpaid dividends arrearage on Class B Preferred Shares was $100,053 or $35.85 per share.

   As a result of asset dispositions pursuant to New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"),
   New Valley accumulated a significant amount of cash which it was required to reinvest in operating companies by January 18, 1996 in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having "a value" in excess of 40% of a company's "total

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   assets (exclusive of Government securities and cash items)" on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through New Valley's acquisition of the investment banking and brokerage business of Ladenburg, Thalmann & Co., Inc. and its acquisition of a portfolio of office buildings and shopping centers, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register in the future, under the Investment Company Act, it would be subject to a number of severe restrictions on its operations, capital structure and management, including without limitation entering into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company and BGLS may be in violation of the Investment Company Act and may be adversely affected by the restrictions of the Investment Company Act. In addition, registration under the Investment Company Act by BGLS would constitute a violation of the indenture to which BGLS is a party.


3. RJR NABISCO HOLDINGS CORP.

   At March 31, 1996, New Valley held 5,161,750 shares of RJR Nabisco
   Holdings Corp. ("RJR Nabisco") common stock with a market value of $156,143 (cost of $158,225) collateralizing margin loan financing of $83,535. The unrealized loss on New Valley's investment in RJR Nabisco common stock was $2,082 and $4,663 at March 31, 1996 and May 3, 1996, respectively.

   On February 29, 1996, New Valley entered into a total return equity swap transaction with an unaffiliated company (the "Counterparty") relating to an additional 1,000,000 shares of RJR Nabisco common stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Nabisco common stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to 1,000,000 shares of RJR Nabisco common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. As of March 31, 1996, New Valley recorded a charge to operations of $3,964 representing the unrealized loss on this swap transaction and had pledged collateral of $11,806.

   On March 4, 1996, the Company filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. As of March 31, 1996, New Valley had expensed approximately $10,000 for costs relating to its RJR Nabisco investment, of which approximately $4,000 was expensed in 1995.

   On March 13, 1996, the Company was informed by the independent inspectors of election that consents representing 142,237,880 votes (50.58%) were delivered in favor of the Spinoff Resolution and 150,926,535 votes (53.67%) were delivered in favor of the Bylaw Amendment. RJR Nabisco announced that it currently had no plans to contest the outcome of the vote.

   Subsequent Event: On April 16, 1996, the Company announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders. The official vote tabulation is not yet available.


4. INVENTORIES

   Inventories consist of:

                                              March 31,  December 31,
                                                1996         1995
                                              -----------------------

        Finished goods...................     $23,431       $19,129
        Work-in-process..................       3,967         3,570
        Raw materials....................      27,165        29,021
        Replacement parts and supplies...       5,144         4,903
                                              -------       -------
        Inventories at current costs.....      59,707        56,623
        LIFO adjustments.................       2,723         3,899
                                              -------       -------
                                              $62,430       $60,522
                                              =======       =======

   At March 31, 1996, the Company had leaf tobacco purchase commitments of approximately $27,500.


5. INCOME TAXES

   The provision for taxes for the three month periods ended March 31, 1996 and 1995 does not bear the customary relationship to the pretax loss/income for the Company and BGLS due principally to the effects of taxes provided for foreign operations and an increase in the valuation allowance related to U.S. operations.

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------


6. CONTINGENCIES

   Liggett:

   Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Brooke Group Ltd. in its former name or in its present name or against Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants and no plaintiff has ultimately prevailed in trial for recovery of damages in any such action.

   In the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court on June 24, 1992, issued an opinion regarding federal preemption of state law damage actions. The Supreme Court in Cipollone concluded that The Federal Cigarette Labeling and Advertising Act (the "1965 Act") did not preempt any state common law damage claims. Relying on The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), however, the Supreme Court concluded that the 1969 Act preempted certain, but not all, common law damage claims. Accordingly, the decision bars plaintiff from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. It does permit, however, claims for fraudulent misrepresentation (other than a claim of fraudulently neutralizing the warning), concealment (other than in advertising and promotion of cigarettes), conspiracy and breach of express warranty after 1969. The Court expressed no opinion as to whether any of these claims are viable under state law, but assumed arguendo that they are viable.

   In addition, bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

   On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995 and expert discovery is scheduled to close on July 3, 1996. It is possible that the case will be scheduled for trial during late 1996. On March 19, 1996, the

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   Magistrate Judge assigned to the case ordered Liggett to produce certain of its documents with respect to which Liggett has asserted various claims of privilege. Liggett intends to appeal the decision and order. Upon Liggett's motion, the Court has enlarged the time to and including May 15, 1996 for Liggett to file its appeal. The other major cigarette manufacturers and The Council for Tobacco Research U.S.A., Inc. have moved to intervene.

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

   On October 31, 1991, an action entitled Broin et al v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling and on January 3, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court. On January 18, 1996, defendants filed a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court. On May 10, 1996, defendants' petition was denied. The defendants intend to appeal the decision to the Florida Supreme Court.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   granted in part Plaintiffs' motion for class certification for certain claims, together with punitive damages to the end of establishing a multiplier to compute punitive damage awards. Defendants' application for discretionary appeal to the Court of Appeals for the Fifth Circuit was granted. Oral argument was held on April 2, 1996.

   On May 5, 1994, an action entitled Engle, et al v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling. On January 31, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court certifying the action as a class action, but modified the trial court ruling to limit the class to Florida citizens and residents. Defendants have filed a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court. On May 10, 1996, defendants' petition was denied. The defendants intend to appeal the decision to the Florida Supreme Court.

   On May 3, 1996, an action entitled Norton, et al. v. R. J. Reynolds Tobacco Company, et al., Superior Court of Madison County, State of Indiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all similarly situated citizens of the State of Indiana who allegedly have become addicted to cigarette products as a result of defendants allegedly having controlled and manipulated the amount of nicotine in the cigarettes manufactured by them for the purpose of addicting users and sustaining such addiction. Plaintiffs seek compensatory and punitive damages, together with equitable relief including, but not limited to, disgorgement of profits received from the sale of such cigarettes and the creation of a medical monitoring fund, attorneys' fees and costs. The action presently is in the pleading stage and discovery has not as yet commenced.

   On March 12, 1996, the Company and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release the Company and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle class action pending in Florida state court and in the recently filed Norton class action pending in Indiana state court. The settlement is subject to and conditioned upon the approval of the United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain items of the settlement are summarized below.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------


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

   On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi vs. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed recently by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield), by the State of West Virginia and more recently by the Commonwealth of Massachusetts, the State of Louisiana, the State of Texas and the State of Maryland. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   state seeking such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

   On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation (as had been filed by Florida, Mississippi, West Virginia and Minnesota and now by Massachusetts, Louisiana, Texas and Maryland) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

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

   The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Louisiana, Texas and Maryland. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover the costs incurred by the state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

   Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, Liggett accrued approximately $4,000 for the settlement with the Attorneys General.

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

   Currently, in addition to Cordova, approximately 94 product liability lawsuits, which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, approximately 74 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. In the product liability lawsuits presently pending in Florida against Liggett and others, four are scheduled for trial during 1996.

   A grand jury investigation presently is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. The Company was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. The Company is unable at this time to predict the outcome of this investigation.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------


   In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the Food and Drug Administration (the "FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making (the "Proposed Rule-Making") which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products.
   The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Liggett and the other major manufacturers in the industry responded by filing a civil action in the United States District Court for the Middle District of North Carolina on that day challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

   On March 12, 1996, Liggett, together with the Company, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with the Company, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and the Company, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano Settlement Agreement and the Attorneys General Settlement Agreement appearing hereinabove.

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

   On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994 and an audit was conducted by the USDA to verify this certification. Liggett has received from the USDA the results of the audit which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and, therefore, may be subject to a marketing assessment estimated at approximately $5,500, which amount is disputed by the Company. It is the understanding of the Company that the levels of

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, the Company is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. Liggett is currently engaged in negotiations with the USDA in an effort to resolve this matter on satisfactory terms. At December 31, 1995, Liggett accrued approximately $4,900 representing its best estimate for the USDA marketing assessment.

   On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a tariff rate quota ("TRQ") on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobaccos in excess of certain levels which levels vary from country to country. Oriental (Turkish) tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business.

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

   On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Group
   Inc. was filed in the United States District Court for the Southern District of New York, Case No. 96-CIV-1921, wherein the plaintiff, who was formerly employed as Liggett's President and Chief Executive officer, seeks recovery of certain monies allegedly owing by Liggett to him for long-term incentive compensation. The action presently is in the pleading stage and discovery has not as yet commenced.

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

   The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------


   BGLS and the Company:

   On September 20, 1993, a group of CVR holders and the CVR trustee filed an action in the Delaware Court of Chancery , New Castle County, against the Company and certain of its present and former directors, challenging and seeking to enjoin or rescind the Distribution. Pursuant to notice given on October 15, 1993, the Company redeemed its CVRs on December 9, 1993 for a payment of $.36 per CVR. On June 2, 1994, the Company and the director defendants entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") pursuant to which a class of CVR holders, which includes the plaintiff CVR holders and all other persons who held CVRs at any time between September 20, 1993 and June 2, 1994, were to receive a total of $4,000 plus an award of attorneys' and experts' fees and expenses, as approved by the Court of Chancery, not to exceed $900. The $4,000 settlement fund has been deposited into an escrow account for eventual disbursement to all eligible CVR holders.

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

   The Company and LeBow asserted counterclaims against RJR Nabisco, alleging that RJR Nabisco had made false statements and material omissions in its opposition to the Company's consent solicitation. On March 5, 1996, RJR Nabisco voluntarily dismissed, without prejudice, its claims

                               BROOKE GROUP LTD.
                                   BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   asserted against Icahn, and on May 6, 1996 both RJR Nabisco and the Company filed a stipulation and order of dismissal, without prejudice, of the action.

   At March 31, 1996, there were several other proceedings, lawsuits and claims pending against subsidiaries of the Company. The Company is of the opinion that the liabilities, if any, ultimately resulting from the CVR action and such other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.


7. SUBSEQUENT EVENTS

   Assets Under Agreement for Sale:

   On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale of certain surplus realty in the amount of $4,300. It is anticipated that closing will occur on or before May 31, 1996. Such assets have been reclassified as current assets at March 31, 1996.

   On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale of additional surplus realty in the amount of $2,200. While it is anticipated that closing will occur on or before July 31, 1996, Blue Devil Ventures has the option to forfeit its deposit of $50 and not close if it determines that its development project is not feasible. Such assets for which the agreement was signed have been classified as current assets at March 31, 1996.

                          NEW VALLEY HOLDINGS, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------


                                                     March 31,  December 31,
                                                       1996         1995
                                                     -----------------------
ASSETS

Cash and cash equivalents..........................   $  4,074      $    738

Investment in New Valley Corporation:
  Redeemable preferred stock.......................     96,459       109,386
  Common stock.....................................    (60,549)      (52,045)
                                                      --------      --------

  Total investment in New Valley Corporation.......     35,910        57,341

Deferred tax assets................................      2,583
                                                      --------      --------

    Total assets...................................   $ 42,567      $ 58,079
                                                      ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current income taxes payable to parent.............   $  4,906      $  4,472
Deferred income taxes..............................                    4,918
                                                      --------      --------

    Total liabilities..............................      4,906         9,390
                                                      --------      --------

Commitments and contingencies

Common stock, $0.01 par value,
  100 shares authorized, issued and outstanding....
Additional paid-in capital.........................     12,172        11,020
Retained earnings..................................     30,040        32,128
Unrealized holding (loss) gain, net of income tax
  benefit of $2,450 and income taxes of $2,983.....     (4,551)        5,541
                                                      --------      --------

    Total stockholder's equity.....................     37,661        48,689
                                                      --------      --------

    Total liabilities and stockholder's equity.....   $ 42,567      $ 58,079
                                                      ========      ========


                  The accompanying notes are an integral part
                         of the financial statements.

                           NEW VALLEY HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             --------------------


                                      For the three months  For the three months
                                         ended March 31,       ended March 31,
                                              1996                  1995
                                      -----------------------------------------
Equity in (loss) earnings of affiliate.....  $(1,495)              $ 1,683

Interest income............................        7                   381

General and administrative expenses........       (2)                   (3)
                                             -------               -------

(Loss) income from continuing operations
  before income taxes.....................    (1,490)                2,061
                                             -------               -------

(Benefit) provision for income taxes:
  Current..................................      435                 2,166
  Deferred.................................   (2,688)                 (591)
                                             -------               -------

    Income tax (benefit) expense...........   (2,253)                1,575
                                             -------               -------

Income from continuing operations..........      763                   486

Income from discontinued operations of
  affiliate, net of income taxes of $206...                            382
                                             -------               -------

Net income.................................  $   763               $   868
                                             =======               =======



                  The accompanying notes are an integral part
                         of the financial statements.

                           NEW VALLEY HOLDINGS, INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                             --------------------

                                                        Additional                 Unrealized
                                     Common Stock        Paid-In      Retained      Holding
                                   Shares     Amount     Capital      Earnings    Gain (Loss)        Total
                                   -----------------------------------------------------------------------
Balance, December 31, 1995.......   100                  $11,020      $32,128       $ 5,541         $48,689

Increase in capital from
  New Valley Corporation's
  repurchase of Class A
  Shares and other capital
  transactions, net of
  taxes of $621..................                          1,152                                      1,152

Proportionate share of
  New Valley's unrealized
  depreciation in investments,
  net of tax benefit of $646.....                                                    (1,199)         (1,199)

Increase in unrealized holding
  loss on investment in
  New Valley Corporation,
  net of tax benefit of
  $4,788.........................                                                    (8,893)         (8,893)

Net income.......................                                         763                           763

Dividends........................                                      (2,851)                       (2,851)
                                    ---       -------    -------      -------       -------         -------


Balance, March 31, 1996..........   100       $          $12,172      $30,040       $(4,551)        $37,661
                                    ===       =======    =======      =======       =======         =======



                  The accompanying notes are an integral part
                         of the financial statements.

                           NEW VALLEY HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                             --------------------


                                      For the three months  For the three months
                                         ended March 31,       ended March 31,
                                              1996                  1995
                                      -----------------------------------------

Net cash provided by operating activities... $     4               $   378
                                             -------               -------

Cash flows from investing activities:
 Dividends received from
   New Valley Corporation...................   6,183                30,916
                                             -------               -------

 Net cash provided by investing activities..   6,183                30,916
                                             -------               -------

Cash flows from financing activities:
 Payment of dividends.......................  (2,851)                 (111)
                                             -------               -------

 Net cash used for financing activities.....  (2,851)                 (111)
                                             -------               -------

Net increase in cash........................   3,336                31,183

Cash and cash equivalents at
  beginning of period.......................     738
                                             -------               -------

Cash and cash equivalents at end of period.. $ 4,074               $31,183
                                             =======               =======



                  The accompanying notes are an integral part
                         of the financial statements.

                           NEW VALLEY HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                            --------------------


1. PRINCIPLES OF REPORTING

   Organization. New Valley Holdings, Inc. (the "Company") was formed on September 9, 1994, by BGLS Inc. ("BGLS") to act as a holding company for certain stock investments in New Valley Corporation ("New Valley"). BGLS owns 100% of the authorized, issued and outstanding common stock of the Company. BGLS is a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke").

   The interim financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and the notes thereto included in BGLS' Annual Report on Form 10-K, as amended, for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.
   The results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. INVESTMENT IN NEW VALLEY CORPORATION

   Summarized financial information for New Valley as of March 31, 1996 and December 31, 1995 for the three month periods ended March 31, 1996 and 1995 follows:


                                                        March 31,  December 31,
                                                          1996         1995
                                                        -----------------------
      Current assets..................................   $326,766      $333,485
                                                         ========      ========
      Investment in real estate.......................    183,874
                                                         ========      ========
      Other non-current assets........................     42,229        52,337
                                                         ========      ========
      Current liabilities.............................    208,516       177,920
                                                         ========      ========
      Notes payable...................................    159,653
                                                         ========      ========
      Other long-term liabilities.....................     19,180        11,967
                                                         ========      ========
      Redeemable preferred stock......................    211,759       226,396
                                                         ========      ========
      Common shareholders' deficit....................    (46,239)      (30,461)
                                                         ========      ========



                                                         March 31,    March 31,
                                                           1996          1995
                                                         ----------------------
      Revenues........................................   $ 36,684      $  7,669
                                                         ========      ========
      Cost and expenses...............................     41,668           298
                                                         ========      ========
      (Loss) income from continuing operations........     (4,884)        6,631
                                                         ========      ========
      Income from discontinued operations.............                    1,398
                                                         ========      ========
      Net (loss) income applicable to common shares(A)    (16,067)       (5,024)
                                                         ========      ========


      (A) Considers all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

                           NEW VALLEY HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                            --------------------


   The Company's investment in New Valley at March 31, 1996 is summarized as follows:


                          Number of     Fair     Carrying   Unrealized   Earnings/
                            Shares      Value     Value    Holding Loss    Loss
                          ----------  ---------  --------  ------------  ---------
Class A Preferred Shares     618,326   $ 96,459   $96,459     $(6,257)     $ 6,938
Common Shares...........  79,399,254     21,835   (60,549)                  (8,433)
                                       --------   -------     -------      -------
                                       $118,294   $35,910     $(6,257)     $(1,495)
                                       ========   =======     =======      =======

   The Class A Preferred Shares are accounted for as debt securities pursuant to the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Prior to January 1, 1996, the Class A Preferred Shares' fair value had been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. In January 1996, however, New Valley became engaged in the ownership and management of commercial real estate and, in February 1996, acquired a controlling interest in Thinking Machines Corporation. Because these businesses affect the composition and nature of the underlying net assets of New Valley, the Company has determined the fair value of the Class A Preferred Shares based on the quoted market price commencing with the quarter ended March 31, 1996. The New Valley common shares are accounted for under the equity method.

   In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company now owns 59.72% of the outstanding Class A Preferred Shares. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital of $1,199 net of a tax benefit of $646 along with other New Valley capital transactions of $1,843 for the three months ended March 31, 1996.

   On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on the Class A Preferred Shares payable on March 27, 1996. The Company received $6,183 in the distribution. At March 31, 1996, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $113,938 or $110.04 per share.

   As a result of asset dispositions pursuant to New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"), New Valley accumulated a significant amount of cash which it was required to reinvest in operating companies by January 18, 1996 in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having "a value" in excess of 40% of a company's "total assets (exclusive of Government securities and cash items)" on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through New Valley's acquisition of the investment banking and brokerage business of Ladenburg, Thalmann & Co., Inc. and its acquisition of a portfolio of office buildings and shopping centers, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its

                           NEW VALLEY HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register in the future, under the Investment Company Act, it would be subject to a number of severe restrictions on its operations, capital structure and management, including without limitation entering into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company, as well as BGLS and Brooke, may be in violation of the Investment Company Act and may be adversely affected by the restrictions of the Investment Company Act. In addition, registration under the Investment Company Act by BGLS would constitute a violation of the indenture to which BGLS is a party.


3. RJR NABISCO HOLDINGS CORP.

   At March 31, 1996, New Valley held 5,161,570 shares of RJR Nabisco
   Holdings Corp. ("RJR Nabisco") common stock with a market value of $156,143 (cost of $158,225) collateralizing margin loan financing of $83,535. The unrealized loss on New Valley's investment in RJR Nabisco common stock was $2,082 and $4,663 at March 31, 1996 and May 3, 1996, respectively.

   On February 29, 1996, New Valley entered into a total return equity swap transaction with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco Common Stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco Common Stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Nabisco Common Stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to 1,000,000 shares of RJR Nabisco Common Stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco Common Stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. As of March 31, 1996, New Valley recorded a charge to operations of $3,964 representing the unrealized loss on this swap transaction and had pledged collateral of $11,806.

   On March 4, 1996, Brooke filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. As of March 29, 1996, New Valley had expensed approximately $10,000 for costs relating to its RJR Nabisco investment, of which approximately $4,000 was expensed in 1995.

   On March 13, 1996, Brooke was informed by the independent inspectors of election that consents representing 142,237,880 votes (50.58%) were delivered in favor of the Spinoff Resolution and 150,926,535 votes (53.67%) were delivered in favor of the Bylaw Amendment. RJR Nabisco announced that it currently had no plans to contest the outcome of the vote.

                           NEW VALLEY HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

                             --------------------

   Subsequent Events: On April 16, 1996, Brooke announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders. The official vote tabulation is not yet available.


4. FEDERAL INCOME TAX

   At March 31, 1996, the Company has recorded a deferred tax asset of $2,583 based on the determination that it is more likely than not that the deferred tax asset will be realized through future taxable earnings or alternative tax strategies. The provision for taxes for the three month periods ended March 31, 1996 and 1995 does not bear a customary relationship to the pretax income for the Company due principally to the effects of the 80% dividends received deduction for Federal taxes.


5. CONTINGENCIES

   BGLS has pledged its ownership interest in the Company's Common Stock and the Company's investments in the New Valley securities as collateral in connection with the issuance of BGLS' 15.75% Senior Secured Notes due 2001.

ITEM  2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)

                            ---------------------

INTRODUCTION

The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), Liggett-Ducat Ltd. ("LDL") and other less significant subsidiaries.

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco and real estate.


RECENT DEVELOPMENTS

Certain Matters Relating to RJR Nabisco Holdings Corp.

As of May 3, 1996, New Valley held 5,161,750 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock. New Valley's costs for such shares and the amount of related margin loan financing were $158,225 and $81,572, respectively. The unrealized loss was $4,663.

On February 29, 1996, New Valley entered into a total return equity swap transaction with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley, and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the common stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of common stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the 1,000,000 shares of common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of common stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. As of March 31, 1996, New Valley had an unrealized loss on this swap transaction of $3,964 and had pledged collateral of $11,806.

On March 4, 1996, the Company filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco incumbent Board of Directors at its annual meeting of stockholders. As of March 31, 1996, New Valley had expensed approximately $10,000 for costs relating to the investment in RJR Nabisco common stock, of which approximately $4,000 was expensed in 1995.

On April 16, 1996, the Company announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders. The official vote tabulation is not yet available.

New Valley. On January 11, 1996 a subsidiary of New Valley made a $10,600 convertible bridge loan to finance Thinking Machines Corporation, a developer and marketer of parallel software for high-end and networked computer systems. In February 1996, the loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines.

On January 11, 1996, New Valley's newly formed division, New Valley Realty, completed the acquisition of four office buildings and eight shopping centers for an aggregate purchase price of $183,900 which consisted of $23,900 in cash and $160,000 in mortgage financing.

In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. As a result of this transaction, the Company owns 59.72% of the New Valley Class A Preferred Shares.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Pricing Activity.

On April 8, 1996, Philip Morris announced a list price increase on all brands of $.40 per carton. The other manufacturers, including Liggett, matched the price increase.

On May 5, 1995, RJ Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.30 per carton. The other manufacturers, including Liggett, matched the price increase.

Legislation and Litigation.

New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of class actions. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 6 to the Company's consolidated financial statements for a description of legal proceedings.

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

On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994 and an audit was conducted by the USDA to verify this certification. Liggett has received from the USDA the results of the audit, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and, therefore, may be subject to a marketing assessment estimated at approximately $5,500, which amount is disputed by Liggett. It is the understanding of Liggett that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, Liggett is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. Liggett is currently engaged in negotiations with the USDA to resolve this matter on satisfactory terms. At December 31, 1995 Liggett accrued approximately $4,900 representing its best estimate of its obligation for the USDA marketing assessment.

On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a Tariff Rate Quota ("TRQ") on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobaccos in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. However, increasing tobacco costs due to a reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments could have an unfavorable impact on Liggett's operations during 1996.

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

In 1994, four class action lawsuits were brought against Liggett and other cigarette manufacturers, representing the first time class actions were brought against the cigarette industry. In the three cases which remain pending against the industry, plaintiffs' motions for class certification were granted in whole or in part, and the defendants have appealed each of these rulings.
In two of these cases, the rulings of the trial courts certifying a class have been affirmed by an intermediate appellate court. In both of these cases, defendants have filed petitions for rehearing, for rehearing en banc, and for further discretionary appellate review. On May 10, 1996, defendants' petitions were denied. Defendants intend to appeal these decisions. On May 3, 1996, another class action lawsuit was brought against Liggett and other cigarette manufacturers. This action presently is in the pleading stage and discovery has not yet commenced.

On March 12, 1996, the Company and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release the Company and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle class action pending in Florida state court and in the recently filed Norton class action pending in Indiana state court. The Castano settlement is subject to and conditioned upon the approval of the United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain terms of the settlement are summarized below.

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

The foregoing summary of the settlement and letter agreements with the Castano plaintiffs is qualified in its entirety by reference to the text of such agreements, which was incorporated as Exhibit 10.26 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995 and is incorporated herein by reference.

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

The States of Mississippi, Minnesota, West Virginia, Massachusetts, Louisiana, Texas and Maryland also have brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for certain Medicaid costs allegedly incurred as a result of tobacco-related illnesses. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a recent ruling, the trial court has adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state for such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Louisiana, Texas and Maryland. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover the costs incurred by the state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation (as had been filed by Florida, Mississippi, West Virginia and

Minnesota and now by Massachusetts, Louisiana, Texas and Maryland) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

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

Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, the Company accrued approximately $4,000 for the settlement with the Attorneys General.

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

The foregoing summary of the settlement agreement with the Attorneys
General is qualified in its entirety by reference to the text of such agreement, which was incorporated as Exhibit 10.27 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995 and is incorporated herein by reference.

Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

Total revenues were $90,516 for the three months ended March 31, 1996 compared to $95,290 for the three months ended March 31, 1995. This 5.0% decrease in revenues was primarily due to a $15,300 or 16.3% decrease in revenues at Liggett reflecting a 20.4% decrease in Liggett's unit sales volume, partially offset by revenues of approximately $10,000 at LDL, a subsidiary which was not consolidated in 1995. The decrease in unit sales volume at Liggett was comprised of declines in both the premium segment of 16.6% and discount segment (which includes generic, control label and branded discount products) of 21.0%. The decline in premium and discount unit sales volume was due primarily to the aggressive trade programs offered by Liggett at the end of the fourth quarter of 1995 and due to certain competitors continuing leveraging rebate programs tied to their premium products.

Gross profit was $43,468 for the three months ended March 31, 1996 compared to $48,912 for the three months ended March 31, 1995, a decrease of $5,444 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percent of revenues decreased to 48.0% in the current period from 51.3% in the same period in the prior year because of the inclusion of BOL in the consolidated operations while Liggett's gross profit as a percent of revenues (excluding federal excise taxes) for the period increased to 73.7% compared to 71.9% in the same period in the prior year.

Selling, general and administrative expenses were $44,892 for the three months ended March 31, 1996 compared to $49,308 for the same period last year. The decrease of $4,416 includes reduced legal expenses at both the corporate level and Liggett, and reduced pension and other compensation-related expenses, and offset by the inclusion of BOL in the consolidated group.

Interest expense was $14,777 for the three months ended March 31, 1996 compared to $14,715 for the same period last year.

Equity in earnings of affiliate was a loss of $1,274 for the three months ended March 31, 1996 compared to a gain of $1,683 for the three months ended March 31, 1995 and relates primarily to New Valley's net loss of $4,884 in 1996 compared to net income of $8,029 in 1995.


CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations for the three months ended March 31, 1996 was $11,568 compared to net cash used in operations of $5,263 for the comparable period of 1995. The net loss for the three month period ended March 31, 1996 is due primarily to a decline in net revenues at Liggett when compared to the same period in the prior year.

Liggett is of the opinion that the positive effects on its cash flow from operations resulting from the April 1996 price increase (see "Recent Developments in the Cigarette Industry - Pricing Activity") and the continuing effects of Liggett's 1995 restructuring program will be offset by increased tobacco costs, the USDA marketing assessment, increased legal expense and settlement of certain tobacco litigation. Further, the Castano settlement agreement commits the Company to pay legal fees to the plaintiffs' attorneys in the Castano class action. The amount and timing of such payment is unknown.

Cash used in investing activities of $582 for the period ended March 31, 1996 includes capital expenditures of $5,500 and $1,350 for real estate development at BOL and for equipment modernization at Liggett, respectively. Liggett is projecting further capital expenditures of $3,600 for equipment modernization in 1996 while BOL anticipates using the remaining availability of approximately $7,800 on its Russian bank loan to continue real estate development. Capital expenditures were offset by dividends from New Valley to NV Holdings of $6,183 or $10.00 per share on the Class A Preferred Shares. In the three month period ended March 31, 1995, cash provided by investing activities was $34,074 which included a special dividend from New Valley of $30,916 or $50.00 per share and the redemption of SkyBox International Inc.'s preferred stock of $4,000.

Further, on April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale of Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996. In addition, on April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty for a sale price of $2,200. While it is anticipated that closing will occur on or before July 31, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $50 and not close.

Cash provided by financing activities was $14,157 for the three months ended March 31, 1996 compared to cash provided of $2,790 for the same period in 1995. Proceeds from debt in 1996 includes the private placement of the Series A
Notes (later exchanged for Series B Notes) for net cash proceeds of $6,065, borrowings by BOL for real estate development of $5,282 and borrowings of $11,015 by Liggett under its revolving credit facility. These transactions were primarily offset by the redemption for approximately $6,300 of the 16.125% Senior Subordinated Reset Notes, including premium and accrued interest thereon, and distributions to the Company's shareholders of $1,369. In the 1995 period, proceeds from debt were $3,821, offset primarily by distributions of $1,368 to the Company's shareholders.

Availability under the Liggett revolving credit (the "facility") was approximately $4,510 based on eligible collateral at March 31, 1996. The facility expires on March 8, 1997 and is collateralized by all accounts receivable and inventories of Liggett. Borrowings under the facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.75% at March 31, 1996. The facility requires Liggett's compliance with certain financial and other covenants and limits the amount of cash dividends and payments which can be made by Liggett. At March 31, 1996, Liggett was in compliance with all debt covenants under the facility. Management anticipates the facility will be refinanced with substantially similar terms in March 1997, although there can be no assurance that this will be accomplished. Accordingly, the facility's outstanding balance of approximately $32,000 was reclassified to current liabilities at March 31, 1996. In December 1995, purchases by Liggett of $7,000 of Series B Notes using revolver availability were credited against the mandatory redemption requirement for February 1, 1996. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 of Series C Notes held in Liggett's treasury. Management anticipates that the 1997 mandatory redemption will be funded by cash flows from operations and borrowings under the facility.

As of March 31, 1995, Liggett had a net capital deficiency of $160,496 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and anticipated increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of certain debt covenants and if their lenders were to exercise acceleration rights under the revolving credit facility or the Liggett senior secured notes indentures or refuse to lend under the revolving credit facility, Liggett would not be able to satisfy such demands or its working capital requirements.

The Series B Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At March 31, 1996, the remaining amount available through December 31, 1996 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by BGLS' Series B Notes Indenture) is $4,631.

Prior to completion of the 1995 Exchange Offer on January 30, 1996, the Company had substantial near-term debt service requirements, with aggregate required principal payments of $318,106 due in the years 1995 through 1998. As a result of the 1995 Exchange Offer and the redemption of the Reset Notes pursuant to the terms of the Reset Note Indenture on March 29, 1996, BGLS decreased its scheduled debt maturities to $81,942 due in the years 1996-1998; approximately $79,000 of this debt relates to Liggett and LDL. In addition, BGLS cancelled all of the subordinated debentures ($13,705) held by the Company. The Company believes that it will have sufficient liquidity for 1996. Company expenditures (exclusive of Liggett and LDL) in 1996 include debt service estimated at $29,000. Redemption of the remaining Reset Notes was effectuated on March 29, 1996 through use of proceeds from the sale of the additional $7,397 of Series A Notes on March 4, 1996 discussed above. In March 1996, New Valley declared and paid a dividend on its Class A Preferred Shares in which NV Holdings received $6,183, also discussed above. Distributions to BGLS and the Company are limited by terms of the Series B Notes Indenture. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, additional public or private debt financing and distributions from New Valley. New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statement that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and LDL, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of LDL's cigarette and real estate development operations in Russia are each affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency and recent losses from continuing operations. The Indenture for BGLS' Series B Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to information entitled "Contingencies" in
         Note 6 to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. (collectively, the "Companies") included elsewhere in this report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

         As of March 31, 1996, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,035,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $113.93 million or $110.04 per Class A Share; and (2) $100.05 million or $35.85 per Class B Share.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


              27.1  Brooke Group Ltd.'s Financial Data Schedule
                    (for SEC use only)

              27.2  BGLS Inc.'s Financial Data Schedule (for SEC use only)

              99.1  Liggett Group Inc.'s Interim Consolidated Financial
                    Statements for the  quarterly period ended
                    March 31, 1996.

              99.2  New Valley Corporation's Interim Consolidated Financial
                    Statements for  the quarterly period ended March 31, 1996.

        (b)  Reports on Form 8-K

             No current reports on Form 8-K were filed by either Company during the first quarter of 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BROOKE GROUP LTD.
                                         (REGISTRANT)

                                         By: /s/ Joselynn D. Van Siclen
                                         --------------------------------
                                         Joselynn D. Van Siclen
                                         Vice President and Chief
                                         Financial Officer

                                         Date: May 15, 1996

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BGLS INC.
                                         (REGISTRANT)


                                         By: /s/ Joselynn D. Van Siclen
                                         --------------------------------
                                         Joselynn D. Van Siclen
                                         Vice President and Chief
                                         Financial Officer

                                         Date: May 15, 1996