Form 10-Q
period 1996-06-30
BROOKE GROUP LTD; BGLS INC
filed 1996-08-14
CIK 59440, 927388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _______________________________

                                   FORM 10-Q


         JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

        COMMISSION FILE NUMBER 1-5759                              COMMISSION FILE NUMBER 33-93576

              BROOKE GROUP LTD.                                               BGLS INC.
(Exact name of registrant as specified in its               (Exact name of registrant as specified in its
                   charter)                                                   charter)

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

            100 S.E. SECOND STREET                                     100 S.E. SECOND STREET
             MIAMI, FLORIDA 33131                                       MIAMI, FLORIDA 33131
   (Address of principal executive offices                     (Address of principal executive offices
             including Zip Code)                                         including Zip Code)

                 305/579-8000                                               305/579-8000
(Registrant's telephone number, including area             (Registrant's telephone number, including area
                    code)                                                       code)


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


         As of August 12, 1996, there were 18,497,096 shares of Brooke Group Ltd.'s common stock outstanding.

         As of August 12, 1996, there were 100 shares of BGLS Inc.'s common stock outstanding, all of which were owned by Brooke Group Ltd.

                               BROOKE GROUP LTD.
                                   BGLS INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

  Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:
  --------------------------------------------------------------

  Brooke Group Ltd. Consolidated Balance Sheets as of June 30, 1996 and
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

  BGLS Inc. Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995   . . . . . . .     4

  Brooke Group Ltd. Consolidated Statements of Operations for the three and six months
        ended June 30, 1996 and June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . .     5

  BGLS Inc. Consolidated Statements of Operations for the three and six months ended
        June 30, 1996 and June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

  Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
        months ended June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

  BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the six months
        ended June 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

  Brooke Group Ltd. Consolidated Statements of Cash Flows for the six months ended
        June 30, 1996 and June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

  BGLS Inc. Consolidated Statements of Cash Flows for the six months ended
        June 30, 1996 and June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .    11

  New Valley Holdings, Inc. Financial Statements:
  ----------------------------------------------

  Balance Sheets as of June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . .    28

  Statements of Operations for the three and six months ended June 30, 1996 and
        June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

  Statement of Stockholder's Equity for the six months ended June 30, 1996  . . . . . . . . . . .    30

  Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995   . . . . . .    31

  Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .    36

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
         -----------------

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
         -------------------------------

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
         --------------------------------

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45


Item 1.  Financial Statements
         --------------------

                        BROOKE GROUP LTD. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

                                                                                June 30,       December 31,
                                                                                  1996             1995
                                                                                --------       ------------
ASSETS:

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   $   4,406        $   3,370
  Accounts receivable - trade  . . . . . . . . . . . . . . . . . . . . . . .      21,580           23,844
  Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         901            1,448
  Receivables from affiliates  . . . . . . . . . . . . . . . . . . . . . . .       1,342            1,502
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,636           60,522
  Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         964            1,061
  Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       4,857            4,868
                                                                               ---------        ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      88,686           96,615

Property, plant and equipment, at cost, less accumulated
 depreciation of $29,134 and $27,323   . . . . . . . . . . . . . . . . . . .      60,332           48,352
Intangible assets, at cost, less accumulated amortization
 of $16,524 and $15,679    . . . . . . . . . . . . . . . . . . . . . . . . .       6,719            5,453
Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . .      41,804           63,901
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,146           11,299
                                                                               ---------        ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 206,687        $ 225,620
                                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt  . . . . . . . . . . .   $  37,941        $   2,387
  Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,972           22,762
  Cash overdraft   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        4,266
  Accrued promotional expenses   . . . . . . . . . . . . . . . . . . . . . .      25,167           25,519
  Accrued taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      24,273           25,928
  Accrued interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,051           16,863
  Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .      25,976           21,452
                                                                               ---------        ---------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .     169,380          119,177

Notes  payable, long-term debt and other obligations, less current
  portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     394,314          406,744
Noncurrent employee benefits   . . . . . . . . . . . . . . . . . . . . . . .      30,539           31,672
Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,909           24,131

Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . .

Stockholders' equity (deficit):
  Common stock, par value $0.10 per share, authorized 40,000,000
   shares, issued 24,998,043 shares, outstanding 18,497,096 shares . . . . .       1,850            1,850
  Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .      92,193           93,186
  Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (456,622)        (428,173)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,537)           9,372
  Less:  6,500,947 shares of common stock in treasury, at cost   . . . . . .     (32,339)         (32,339)
                                                                               ---------        ---------
    Total stockholders' equity (deficit)   . . . . . . . . . . . . . . . . .    (400,455)        (356,104)
                                                                               ---------        ---------

    Total liabilities and stockholders' equity (deficit)   . . . . . . . . .   $ 206,687        $ 225,620
                                                                               =========        =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

                                                                                June 30,       December 31,
                                                                                  1996             1995
                                                                                --------       ------------
ASSETS:

Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .   $   4,340         $   3,370
  Accounts receivable - trade  . . . . . . . . . . . . . . . . . . . . . . .      21,580            23,844
  Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         868             1,481
  Receivables from affiliates  . . . . . . . . . . . . . . . . . . . . . . .       1,222             1,130
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,636            60,522
  Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,764             4,861
  Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       4,186             4,435
                                                                               ---------         ---------
    Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .      91,596            99,643

Property, plant and equipment, at cost, less accumulated depreciation of
 $28,920 and $27,181   . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,951            47,900
Intangible assets, at cost, less accumulated amortization of $16,524
 and $15,679 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,719             5,453
Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . .      41,804            63,901
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,241            12,345
                                                                               ---------         ---------
    Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 210,311         $ 229,242
                                                                               =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt  . . . . . . . . . . .   $  37,299         $   2,132
  Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,847            22,637
  Cash overdraft   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         3,761
  Due to parent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,521            26,054
  Accrued promotional expenses   . . . . . . . . . . . . . . . . . . . . . .      25,167            25,519
  Accrued taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      24,273            25,928
  Accrued interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,051            16,863
  Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .      24,720            19,991
                                                                               ---------         ---------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .     192,878           142,885

Notes payable, long-term debt and other obligations, less current portion. .     394,314           420,449
Noncurrent employee benefits   . . . . . . . . . . . . . . . . . . . . . . .      30,539            31,672
Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,163            24,131

Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . .

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; authorized 100 shares,
   issued 100 shares, outstanding 100 shares   . . . . . . . . . . . . . . .
  Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .      39,081            23,594
  Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (457,595)         (423,424)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,069)            9,935
                                                                               ---------         ---------
    Total stockholder's deficit  . . . . . . . . . . . . . . . . . . . . . .    (423,583)         (389,895)
                                                                               ---------         ---------

    Total liabilities and stockholder's equity (deficit)   . . . . . . . . .   $ 210,311         $ 229,242
                                                                               =========         =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

                                                                            Three Months Ended          Six Months Ended
                                                                          ----------------------     ----------------------
                                                                          June 30,     June 30,      June 30,      June 30,
                                                                            1996         1995          1996          1995
                                                                          --------     --------       --------     --------
Revenues* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $125,213     $122,328      $215,729      $217,618
Cost of goods sold*   . . . . . . . . . . . . . . . . . . . . . . . .       63,522       57,762       110,570       104,140
                                                                          --------     --------      --------     ---------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .       61,691       64,566       105,159       113,478

Operating, selling, general and administrative expenses . . . . . . .       58,264       65,196       103,156       114,504
                                                                          --------     --------      --------      --------
    Operating income (loss)  . . . . . . . . . . .  . . . . . . . . .        3,427         (630)        2,003        (1,026)

Other income (expenses):
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . . .          110          461           128           850
  Interest expense    . . . . . . . . . . . . . . . . . . . . . . . .      (15,457)     (14,702)      (30,234)      (29,417)
  Equity in (loss) earnings of affiliate    . . . . . . . . . . . . .       (1,260)         354        (2,534)        2,037
  Other, net    . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,219          962         2,334         1,077
                                                                          --------     --------      --------      --------

(Loss) from continuing operations before income taxes . . . . . . . .      (10,961)     (13,555)      (28,303)      (26,479)
(Benefit) provision for income taxes  . . . . . . . . . . . . . . . .         (289)          84           146            70
                                                                          --------     --------      --------      --------
(Loss) from continuing operations . . . . . . . . . . . . . . . . . .      (10,672)     (13,639)      (28,449)      (26,549)

Discontinued operations:
  Income from discontinued operations . . . . . . . . . . . . . . . .                     1,114                       2,762
  Gain on disposal  . . . . . . . . . . . . . . . . . . . . . . . . .                                                13,183
                                                                          --------     --------      --------      --------
Income from discontinued operations . . . . . . . . . . . . . . . . .                     1,114                      15,900
                                                                          --------     --------      --------      --------
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,672)     (12,525)      (28,449)      (10,649)

Proportionate share of New Valley capital transactions,
 retirement of Class A Preferred Shares   . . . . . . . . . . . . . .                    10,954         1,782        14,023
                                                                          --------     --------      --------      --------
    Net (loss) income applicable to common shares . . . . . . . . . .     $(10,672)    $ (1,571)     $(26,667)     $  3,374
                                                                          ========     ========      ========      ========

Per common share:

  (Loss) from continuing operations   . . . . . . . . . . . . . . . .     $  (0.58)    $  (0.15)     $  (1.44)     $  (0.68)
                                                                          ========     ========      ========      ========
  Income from discontinued operations   . . . . . . . . . . . . . . .     $            $   0.06      $             $   0.86
                                                                          ========     ========      ========      ========
  Net (loss) income applicable to common shares . . . . . . . . . . .     $  (0.58)    $  (0.09)     $  (1.44)     $   0.18
                                                                          ========     ========      ========      ========

Weighted average common shares and common
 shares equivalents outstanding   . . . . . . . . . . . . . . . . . .   18,497,096   18,247,094    18,497,096    18,249,489
                                                                        ==========   ==========    ==========    ==========


___________________________________

* Revenues and Cost of goods sold include federal excise taxes of $29,487 and $33,203 for the three months ended June 30, 1996 and 1995, respectively, and $50,684 and $59,595 for the six months ended June 30, 1996 and 1995, respectively.


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

                                                                              Three Months Ended          Six Months Ended
                                                                            ----------------------     ----------------------
                                                                            June 30,     June 30,      June 30,      June 30,
                                                                              1996         1995          1996          1995
                                                                            --------     --------       --------     --------
Revenues* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $125,213     $122,328      $215,729     $217,618
Cost of goods sold* . . . . . . . . . . . . . . . . . . . . . . . . . .       63,522       57,762       110,570      104,140
                                                                            --------     --------      --------     --------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,691       64,566       105,159      113,478

Operating, selling, general and administrative
 expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58,073       65,316       102,660      114,091
                                                                            --------     --------      --------     --------
    Operating income (loss)   . . . . . . . . . . . . . . . . . . . . .        3,618         (750)        2,499         (613)

Other income (expenses):
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . .           60          461            78          850
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,395)     (15,250)      (32,063)     (30,733)
  Equity in (loss) earnings of affiliate  . . . . . . . . . . . . . . .       (1,260)         354        (2,534)       2,037
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,703          887         1,668          902
                                                                            --------     --------      --------     --------

(Loss) from continuing operations before income taxes . . . . . . . . .      (12,274)     (14,298)      (30,352)     (27,557)
(Benefit) provision for income taxes  . . . . . . . . . . . . . . . . .         (253)          60           198         (295)
                                                                            --------     --------      --------     --------
(Loss) from continuing operations . . . . . . . . . . . . . . . . . . .      (12,021)     (14,358)      (30,550)     (27,262)

Discontinued operations:
  Income from discontinued operations . . . . . . . . . . . . . . . . .                     1,114                      2,762
  Gain on disposal  . . . . . . . . . . . . . . . . . . . . . . . . . .                                               13,138
                                                                            --------     --------      --------     --------
Income from discontinued operations . . . . . . . . . . . . . . . . . .                     1,114                     15,900
                                                                            --------     --------      --------     --------
    Net (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(12,021)    $(13,244)     $(30,550)    $(11,362)
                                                                            ========     ========      ========     ========

_________________________________________________________

 * Revenues and Cost of goods sold include federal excise taxes of $29,487 and $33,203 for the three months ended June 30, 1996 and 1995, respectively, and $50,684 and $59,595 for the six months ended June 30, 1996 and 1995, respectively.


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------


                                                    Common Stock      Additional
                                                -------------------    Paid-In                 Treasury
                                                 Shares      Amount    Capital    Deficit        Stock        Other        Total
                                                 ------      ------    ---------  -------      --------       -----        -----
Balance, December 31, 1995  . . . . . . . .    18,497,096    $1,850    $93,186    $(428,173)    $(32,339)    $  9,372     $(356,104)

Net (loss)  . . . . . . . . . . . . . . . .                                         (28,449)                                (28,449)

Distributions on common stock
 ($0.15 per share)  . . . . . . . . . . . .                             (2,775)                                              (2,775)

Stock options granted to consultant . . . .                                                                        95            95

Reduction of unrealized holding gain on
 investment in New Valley   . . . . . . . .                                                                   (16,567)      (16,567)

Effect of New Valley capital transactions .                              1,782                                  1,563         3,345
                                               ----------    ------    -------    ---------     --------     --------     ---------
Balance, June 30, 1996  . . . . . . . . . .    18,497,096    $1,850    $92,193    $(456,622)    $(32,339)    $ (5,537)    $(400,455)
                                               ==========    ======    =======    =========     ========     ========     =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------



                                                             Common Stock      Additional
                                                          ------------------    Paid-In
                                                          Shares      Amount    Capital     Deficit         Other        Total
                                                          ------      ------    ---------   -------         -----        -----
Balance, December 31, 1995  . . . . . . . . . . .           100       $        $23,594     $(423,424)     $  9,935      $(389,895)

Distributions paid to parent  . . . . . . . . . .                                             (3,621)                      (3,621)

Net (loss)  . . . . . . . . . . . . . . . . . . .                                            (30,550)                     (30,550)

Reduction of unrealized holding gain
 on investment in New Valley  . . . . . . . . . .                                                          (16,567)       (16,567)

Effect of New Valley capital
 transactions   . . . . . . . . . . . . . . . . .                                1,782                       1,563          3,345

Forgiveness of debt by parent . . . . . . . . . .                               13,705                                     13,705
                                                            ---       -----    -------     ---------      --------      ---------
Balance, June 30, 1996  . . . . . . . . . . . . .           100       $        $39,081     $(457,595)     $ (5,069)     $(423,583)
                                                            ===       =====    =======     =========      ========      =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   -----------

                                                                                Six Months Ended
                                                                              --------------------
                                                                              June 30,    June 30,
                                                                                1996        1995
                                                                              --------    --------
Net cash (used in) operating activities  . . . . . . . . . . . . . . . . .    $   (735)   $(15,093)
                                                                              --------    --------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets  . . . . . . . . . . . . . .       4,415      13,699
  Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (491)     (1,965)
  Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . .     (14,680)     (2,752)
  Dividends from New Valley  . . . . . . . . . . . . . . . . . . . . . . .       6,183      38,645
                                                                              --------    --------

Net cash (used in) provided by investing activities  . . . . . . . . . . .      (4,573)     47,627
                                                                              --------    --------

Cash flows from financing activities:
  Proceeds from debt   . . . . . . . . . . . . . . . . . . . . . . . . . .      21,154       3,028
  Repayments of debt   . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,769)    (26,752)
  (Decrease) in cash overdraft   . . . . . . . . . . . . . . . . . . . . .      (4,266)     (1,582)
  Distributions on common stock  . . . . . . . . . . . . . . . . . . . . .      (2,775)     (2,737)
  Treasury stock purchases   . . . . . . . . . . . . . . . . . . . . . . .                    (135)
  Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (48)
                                                                              --------    --------

Net cash provided by (used in) by financing activities . . . . . . . . . .       6,344     (28,226)
                                                                              --------    --------

Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . .       1,036       4,308
Cash and cash equivalents, beginning of period   . . . . . . . . . . . . .       3,370       4,276
                                                                              --------    --------

Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . .    $  4,406    $  8,584
                                                                              ========    ========


Supplemental non-cash investing and financing activities:

Exchange of Series 2 Senior Secured Notes for Series A Notes   . . . . . .    $ 99,154
Exchange of 14.50% Subordinated Debentures for Series B Notes  . . . . . .     125,495
Issuance of Series A Notes for options   . . . . . . . . . . . . . . . . .         822
Exchange of Series A Notes for Series B Notes  . . . . . . . . . . . . . .      99,976
Issuance of promissory notes for shares of LDL   . . . . . . . . . . . . .       1,643
Distribution of MAI shares to stockholders   . . . . . . . . . . . . . . .                $ 27,085



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

                                                                                  Six Months Ended
                                                                              ------------------------
                                                                              June 30,        June 30,
                                                                                1996            1995
                                                                              --------        --------
Net cash (used in) operating activities . . . . . . . . . . . . . . . . . .   $    (73)       $(11,647)
                                                                              --------        --------
Cash flows from investing activities:
  Proceeds from sale of business and assets . . . . . . . . . . . . . . . .      4,415          13,699
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (491)         (2,765)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,680)         (2,528)
  Dividends from New Valley . . . . . . . . . . . . . . . . . . . . . . . .      6,183          38,645
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (88)
                                                                              --------        --------

Net cash (used in) provided by investing activities . . . . . . . . . . . .     (4,573)         46,963
                                                                              --------        --------
Cash flows from financing activities:
  Proceeds from debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,512           2,343
  Repayments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,514)        (26,467)
  (Decrease) in cash overdraft  . . . . . . . . . . . . . . . . . . . . . .     (3,761)           (789)
  Distributions paid to parent  . . . . . . . . . . . . . . . . . . . . . .     (3,621)         (5,872)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (206)
                                                                              --------        --------

Net cash provided by (used in) financing activities . . . . . . . . . . . .      5,616         (30,991)
                                                                              --------        --------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .        970           4,325
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . .      3,370           4,259
                                                                              --------        --------

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . .   $  4,340        $  8,584
                                                                              ========        ========

Supplemental non-cash investing and financing activities:

Exchange of Series 2 Senior Secured Notes for Series A Notes  . . . . . . .   $ 99,154
Exchange of 14.50% Subordinated Debentures for Series B Notes . . . . . . .    125,495
Issuance of Series A Notes for options  . . . . . . . . . . . . . . . . . .        822
Exchange of Series A Notes for Series B Notes . . . . . . . . . . . . . . .     99,976
Forgiveness of debt by parent . . . . . . . . . . . . . . . . . . . . . . .     13,705
Issuance of promissory notes for shares of LDL  . . . . . . . . . . . . . .      1,643
Distribution of MAI to parent . . . . . . . . . . . . . . . . . . . . . . .                   $ 24,741


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

1.   PRINCIPLES OF REPORTING
     -----------------------

     The consolidated financial statements of Brooke Group Ltd. (the "Company") include the consolidated statements of its wholly owned subsidiary, BGLS Inc. ("BGLS"). The consolidated statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings") and other less significant subsidiaries. Based on the Company's ability to assert sufficient control, the Company consolidated the accounts of Liggett-Ducat Ltd. ("LDL") at December 31, 1995 and the results of operations for the three and six months ended June 30, 1996.

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


2.   INVESTMENT IN NEW VALLEY CORPORATION
     ------------------------------------

     Summarized financial information for New Valley Corporation ("New Valley") as of June 30, 1996 and December 31, 1995 and for the three and six months ended June 30, 1996 and 1995 is as follows:

                                                       June 30,    December 31,
                                                         1996          1995
                                                       --------      -------
    Current assets  . . . . . . . . . . . . . . . . .  $314,799      $333,485
    Investment in real estate . . . . . . . . . . . .   183,122
    Other non-current assets  . . . . . . . . . . . .    34,537        52,337
    Current liabilities . . . . . . . . . . . . . . .   187,361       177,920
    Notes payable . . . . . . . . . . . . . . . . . .   159,574
    Other long-term obligations . . . . . . . . . . .    16,366        11,967
    Redeemable preferred shares . . . . . . . . . . .   222,288       226,396
    Common shareholders' deficit  . . . . . . . . . .   (53,131)      (30,461)


                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

                                                              Three Months Ended        Six Months Ended
                                                              -------------------       ------------------
                                                              June 30,    June 30,      June 30,    June 30,
                                                                1996        1995          1996        1995
                                                              --------    -------       --------    -------
Revenues    . . . . . . . . . . . . . . . . . . . . . . . .   $ 34,547    $10,032       $ 71,231    $17,701
Cost and expenses . . . . . . . . . . . . . . . . . . . . .     38,909      7,455         80,577      7,753
(Loss) income from continuing operations  . . . . . . . . .     (4,762)     2,284         (9,646)     8,915
Income from discontinued operations . . . . . . . . . . . .                 2,682                     4,080
Net (loss) income applicable to common shares(A)  . . . . .    (20,408)    12,585        (36,475)     7,560

(A) Includes all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

     The Company's and BGLS' investment in New Valley at June 30, 1996 is summarized as follows:

                                                                                                     Unrealized
                                                           Number of        Fair       Carrying        Holding     Earnings
                                                            Shares         Value        Amount       Gain (Loss)    (Loss)
                                                            ------         -----        ------       ----------    --------
Class A Preferred Shares  . . . . . . . . . . . . . . .       618,326     $101,407     $101,407        $(8,282)    $ 13,910
Class B Preferred Shares  . . . . . . . . . . . . . . .       250,885        2,383        2,383            530
Common Shares   . . . . . . . . . . . . . . . . . . . .    79,794,229       19,151      (61,986)                    (16,444)
                                                                          --------     --------        -------     --------
                                                                          $122,941     $ 41,804        $(7,752)    $ (2,534)
                                                                          ========     ========        =======     ========

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

     In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for $10,530. As a result of this transaction, the Company and BGLS now own 59.72% of the outstanding Class A Preferred Shares. The Company and BGLS have recorded their proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital of $1,782 along with their share of other New Valley capital transactions of $1,563 for the six months ended June 30, 1996.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on its Class A Preferred Shares payable on March 27, 1996. NV Holdings received $6,183 from the distribution. At June 30, 1996, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $124,339 or $120.08 per share.

     At June 30, 1996, the accrued and unpaid dividends arrearage on the Class B Preferred Shares was $105,170 or $37.68 per share.

     As a result of asset dispositions pursuant to New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"),
     New Valley accumulated a significant amount of cash which it was required to reinvest in operating companies by January 18, 1996 in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through New Valley's acquisition of the investment banking and brokerage business of Ladenburg, Thalmann & Co., Inc. and its acquisition of a portfolio of office buildings and shopping centers, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register in the future, under the Investment Company Act, it would be subject to a number of severe restrictions on its operations, capital structure and management, including without limitation, entering into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company and BGLS may be in violation of the Investment Company Act and may be adversely affected by the restrictions of the Investment Company Act. In addition, registration under the Investment Company Act by BGLS would constitute a violation of the 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes") indenture to which BGLS is a party.

     SUBSEQUENT EVENT: On July 16, 1996, New Valley declared a cash dividend of $30.00 per share on its Class A Preferred Shares payable on July 30, 1996. NV Holdings received $18,550 from the distribution.

     On July 29, 1996, New Valley effected a one-for-twenty reverse stock split of New Valley's common shares. After giving effect to this split, the Company now holds 3,989,710 shares of New Valley common stock.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

3.   RJR NABISCO HOLDINGS CORP.
     --------------------------

     At June 30, 1996, New Valley held 5,161,750 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $163,886 (cost of $158,225) collateralizing margin loan financing of $82,525. At June
     30, 1996, New Valley had an unrealized gain of $5,661. At August 13, 1996, New Valley had an unrealized loss of $20,794.

     On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to an additional 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the Swap and has agreed to pledge additional collateral under certain conditions. For the six months ended June 30, 1996, New Valley recorded a charge to operations of $3,231 representing the unrealized loss on this Swap transaction and had pledged collateral of $8,569 and $10,687 at June 30, 1996 and August 13, 1996, respectively. Based on the market price of RJR Nabisco common stock at August 13, 1996, New Valley would recognize a loss of approximately $4,000 for the three months ended September 30, 1996.

     On March 4, 1996, the Company filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. As of June 30, 1996, New Valley had expensed $10,367 for costs relating to its RJR Nabisco investment. Pursuant to a December 27, 1995 agreement, New Valley agreed, among other things, to pay directly or reimburse the Company and its subsidiaries for out-of-pocket expenses in connection with the Company's solicitation of consents and proxies from the shareholders of RJR Nabisco. At June 30, 1996, New Valley owed the Company and its subsidiaries $1,200 pursuant to this agreement, which amount was paid in July 1996.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     On April 16, 1996, the Company announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders.

     The Company, BGLS and High River Ltd. Partnership ("High River") were parties to an agreement dated October 17, 1995, as amended by the letter agreement dated November 5, 1995 (the "High River Agreement"). New Valley, ALKI Corp. ("ALKI") and High River were parties to an agreement dated October 17, 1995, as amended by the letter agreement dated October 17, 1995, and as further amended by the letter agreement dated November 5, 1995 (the "New Valley Agreement").

     As of June 5, 1996, High River, the Company and BGLS terminated the High River Agreement and New Valley, ALKI and High River terminated the New Valley Agreement by mutual consent. The terminations leave in effect for one year certain provisions of both the High River and New Valley Agreements concerning payments to be made to High River in the event New Valley achieves a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which are held by it or they are valued at the end of such year at higher than their purchase price or in the event the Company or its affiliates engage in certain transactions with RJR Nabisco.


4.   INVENTORIES
     -----------

     Inventories consist of:

                                                       June 30,    December 31,
                                                         1996          1995
                                                       --------    ------------
     Finished goods  . . . . . . . . . . . . . . . . .  $19,216      $19,129
     Work-in-process   . . . . . . . . . . . . . . . .    3,376        3,570
     Raw materials   . . . . . . . . . . . . . . . . .   25,724       29,021
     Replacement parts and supplies  . . . . . . . . .    4,773        4,903
                                                        -------      -------
     Inventories at current costs  . . . . . . . . . .   53,089       56,623
     LIFO adjustments  . . . . . . . . . . . . . . . .    1,547        3,899
                                                        -------      -------
                                                        $54,636      $60,522
                                                        =======      =======

     At June 30, 1996, the Company had leaf tobacco purchase commitments of approximately $31,200.


5.   INCOME TAXES
     ------------

     The provision for taxes for the six month periods ended June 30, 1996 and 1995 does not bear the customary relationship to the pretax loss/income for the Company and BGLS due principally to the effects of taxes provided for foreign operations and an increase in the valuation allowance related to U.S. operations.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

6.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
     ---------------------------------------------------

     Notes payable, long-term debt and other obligations consist of:

                                                                       June 30,       December 31,
                                                                         1996             1995
                                                                       ---------------------------
       15.75% Series B Senior Secured Notes due 2001   . . . . . .    $232,864
       13.75% Series 2 Senior Secured Notes due 1997   . . . . . .                     $ 91,179
       16.125% Senior Subordinated Reset Notes due 1997  . . . . .                        5,670
       14.500% Subordinated Debentures due 1998  . . . . . . . . .         800          126,295
       Notes Payable - Foreign   . . . . . . . . . . . . . . . . .      20,698           11,122
       Other   . . . . . . . . . . . . . . . . . . . . . . . . . .         641            2,084

       Liggett:
       11.500% Senior Secured Series B Notes due 1993 - 1999 . . .     119,587          119,485
       Variable rate Series C Senior Secured Notes due 1999  . . .      32,279           32,279
       Revolving credit facility.  . . . . . . . . . . . . . . . .      25,386           21,017
                                                                      --------         --------

    Total notes payable and long-term debt   . . . . . . . . . . .     432,255          409,131

     Less:

       Current maturities  . . . . . . . . . . . . . . . . . . . .      37,941            2,387
                                                                      --------         --------

     Amount due after one year  .  . . . . . . . . . . . . . . . .    $394,314         $406,744
                                                                      ========         ========


     Offer to Exchange:
     15.75% Series A Senior Secured Notes Due 2001 for 13.75% Series 2
        Senior Secured Notes Due 1997, and
     15.75% Series B Senior Secured Notes Due 2001 for 16.125% Senior
        Subordinated Reset Notes Due 1997 and 14.500% Subordinated Debentures:
     -------------------------------------------------------------------------

     As a result of the Exchange Agreement, dated November 21, 1995 (the "1995 Exchange Agreement"), on November 27, 1995, BGLS commenced an offer to exchange a total of $232,864 principal amount of 15.75% Senior Secured Notes due January 31, 2001, for all its outstanding Series 2 Notes, Reset Notes and Subordinated Debentures. The exchange ratio was $1,087.47 principal amount of new 15.75% Series A Senior Secured Notes ("Series A Notes") for each $1,000 principal amount of Series 2 Notes exchanged, $1,132.28 principal amount of new Series B Notes for each $1,000 principal amount of Reset Notes exchanged and $1,000 principal amount of new Series B Notes for each $1,000 principal amount of Subordinated Debentures exchanged. The new Series A Notes and the new Series B Notes were identical except that the Series B Notes were not subject to restrictions on transfer.

     The holders of in excess of 99% of the Series 2 Notes and 88% of the Subordinated Debentures agreed, subject to certain conditions, to tender their securities in the exchange offer. The Exchange offer closed on January 30, 1996. All $91,179 of the Series 2 Notes and $125,495 of the Subordinated Debentures were exchanged. In addition, BGLS cancelled all of the Subordinated Debentures ($13,705) held by the Company. Subordinated Debentures in the amount of $800 remain outstanding (see "14.500% Subordinated Debentures due 1998" in the table above).

     Holders of Reset Notes did not exchange and, in accordance with the 1995 Exchange Agreement, BGLS issued an irrevocable notice of redemption for all of the outstanding Reset Notes. On March 7,

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     1996, an additional $7,397 face amount of Series A Notes were sold for $6,300 including accrued interest with proceeds being used for the redemption of the Reset Notes, which were redeemed on March, 29 1996 for a total amount of $5,785, including premium, together with accrued interest of $452.

     Pursuant to a registered exchange offer, holders of the Series A Notes exchanged all of the $107,373 outstanding principal amount for an equal principal amount of Series B Notes. The exchange closed March 21, 1996. The Company has cancelled all the Series A Notes.

     The new Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company, limit additional indebtedness to $10,000 and restrict certain transactions with affiliates. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period ended July 31, 1996 when interest is payable at 13.75% from October 1, 1995 to January 30, 1996 and 15.75% from January 31, 1996 through July 31, 1996.


7.   CONTINGENCIES
     -------------

     Liggett:
     --------

     Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against the Company or Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated under certain circumstances. Furthermore, the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants and no plaintiff has ultimately prevailed in trial for recovery of damages in any such action.

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

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

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

     On September 10, 1993, an action entitled SACKMAN v. LIGGETT GROUP INC., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995; expert discovery continues. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiffs' fraud and breach of warranty claims on statute of limitations grounds, but allowed plaintiffs' personal injury claims to survive. In the same order, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain Council for Tobacco Research ("CTR") documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Court also ordered the Magistrate to reconsider his March 19, 1996 order and the effect of the District Court's summary judgment order. Oral argument concerning the relevancy of the CTR documents in light of the District Court's summary judgment order was conducted on August 8, 1996. The Magistrate's ruling on this matter is pending.

     On May 12, 1992, an action entitled CORDOVA v. LIGGETT GROUP INC., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the CTR and its predecessor. The complaint seeks equitable relief

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase.

     On October 31, 1991, an action entitled BROIN et al v. PHILLIP MORRIS COMPANIES, INC., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling and on January 3, 1996, the Third District Court of Appeal in Florida ("Third DCA") affirmed the class certification order. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification, but granted defendants' motion for a stay of class notice.

     On March 25, 1994, an action entitled CASTANO, et al v. THE AMERICAN TOBACCO COMPANY, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products and survivors who claim their decedents were addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members. The complaint also alleges causes of action sounding in fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes.
     Plaintiffs seek compensatory and punitive damages and equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the District Court issued an order that granted in part plaintiffs' motion for class certification. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the District Court's order certifying the nationwide class action and instructed the District Court to dismiss the class complaint.

     On May 5, 1994, an action entitled ENGLE, et al v. R. J. REYNOLDS TOBACCO COMPANY, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling. On January 31, 1996, the Third DCA affirmed the ruling of the trial court certifying the action as a class action, but modified the trial court ruling to limit the class to Florida citizens and residents. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification but granted defendants' motion for a stay of class notice.

     On May 6, 1996 an action entitled NORTON, et al. v. RJR NABISCO HOLDINGS CORP., et al., Madison County, Indiana Superior Court, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Indiana who allegedly have become

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On June 3, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Southern District of Indiana.

     On May 29, 1996 an action entitled RICHARDSON, et al. v. PHILIP MORRIS INC., et al., Circuit Court for Baltimore City, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Maryland who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages, together with equitable relief including but not limited to a medical fund for future health care costs, attorney's fees and costs. On June 27, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the District of Maryland.

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

     On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion seeking preliminary approval of the CASTANO settlement. Non-settling defendants filed a motion to stay consideration of the

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     CASTANO settlement pending the outcome of the appeal of the District Court's trial class certification order. Non-settling defendants' motion is scheduled to be heard on September 11, 1996. The motion for preliminary approval of the CASTANO settlement is scheduled to be heard on September 25, 1996.

     On March 14, 1996, the Company and the CASTANO Plaintiffs Legal Committee and the CASTANO Plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval of the CASTANO settlement or, if earlier, the completion of a combination by the Company or Liggett with certain defendants, or an affiliate thereof, in CASTANO, the CASTANO Plaintiffs agree not to enter into any settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO Plaintiffs enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO Plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

     An action entitled YVONNE ROGERS v. LIGGETT GROUP INC. et al., Superior Court, Marion County, Indiana, was filed by the plaintiff on March 27, 1987 against Liggett and others. The plaintiff seeks compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996.

     A number of proceedings have been filed against Liggett and others by state and local government entities or officials seeking restitution and indemnity for medical payments and expenses made or incurred for tobacco related illnesses. Such actions have been filed by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield), the State of Mississippi, the State of West Virginia, the Commonwealth of Massachusetts, the State of Louisiana, the State of Texas, the State of Washington, the State of Maryland, the State of Connecticut, and the City and County of San Francisco. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     seeking such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

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

     The State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). Liggett, after initial litigation, entered into a settlement of this controversy with the State of Florida, the terms of which are described below.

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

     Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, Liggett accrued approximately $4,000 for the settlement with the Attorneys General.

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

     Currently, in addition to the above, approximately 125 product liability lawsuits, which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, approximately 90 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. Of the pending product liability lawsuits, the next case scheduled for trial against Liggett is JAMES T. CLARK v. LIGGETT GROUP INC. This matter is scheduled for trial in October, 1996.

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

     As to each of the cases referred to above which is pending against the Company, the Company believes, and has been advised by counsel handling the respective cases, that the Company has a number of valid defenses to the claim or claims asserted against the Company. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

     In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the FDA gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making (the "Proposed Rule-Making") which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Liggett and the other major manufacturers in the industry responded by filing a civil action in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction.
     In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

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

     The USDA has informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and therefore is subject to a marketing assessment of approximately $5,500. At December 31, 1995, the Company accrued approximately $4,900 representing the present value of its obligation for the USDA marketing assessment. The charge was included as a component of cost of sales in 1995. Liggett has agreed to pay this assessment in quarterly installments with interest over a five year period. Under certain circumstances, payment can be accelerated. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business.

     On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company. The Company believes it is unlikely that an end-user licensing system will be adopted, although no assurances can be given that an end-user licensing system will not be adopted.

     In September 1991, the Occupational Safety and Health Administration ("OSHA") issued a Request for Information relating to indoor air quality, including ETS, in occupational settings. OSHA announced in March 1994 that it would commence formal rulemaking during the year. Hearings were completed during 1995 but it is not anticipated that any regulation will issue prior to the end of 1996. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

     In January 1993, the United State Environmental Protection Agency (the "EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

     The Company has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. The Company's current operations are conducted in accordance
     with all environmental laws and regulations.   Management is unaware of
     any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.

     The Company:
     -----------

     On November 20, 1995, RJR Nabisco filed an action against the Company and Messrs. LeBow and Icahn in the United States District Court for the Middle District of North Carolina alleging violations of the federal securities laws. Specifically, RJR Nabisco alleges that the Company and Messrs. LeBow and Icahn violated sections 14(a) and 10(b) of the Securities Exchange Act of 1934, as amended,

                               BROOKE GROUP LTD.
                                  BGLS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     and Rules 14a-9 and 10b-5 promulgated thereunder, by purportedly making materially false or incomplete statements concerning the purpose and background of the consent solicitation.

     The Company and LeBow asserted counterclaims against RJR Nabisco, alleging that RJR Nabisco had made false statements and material omissions in its opposition to the Company's consent solicitation. On March 5, 1996, RJR Nabisco voluntarily dismissed, without prejudice, its claims asserted against Icahn, and on May 6, 1996 both RJR Nabisco and the Company filed a stipulation and order of dismissal, without prejudice, of the action.

     At June 30, 1996, there were several other proceedings, lawsuits and claims pending against subsidiaries of the Company. The Company is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.


8.   SALE OF ASSETS
     --------------

     On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale of certain surplus realty in the amount of $4,300. The closing of the transaction occurred on May 14, 1996. Liggett recognized a gain of approximately $3,600.

     On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale of additional surplus realty in the amount of $2,200. While the agreement provides for the closing to occur on or before September 30, 1996, Blue Devil Ventures has the option to forfeit its deposit of $22 and not close if it determines that its development project is not feasible.

     SUBSEQUENT EVENT: On July 15, 1996, the Company sold substantially all of the non-cash assets and certain liabilities of COM Products, Inc. ("COM"), a small subsidiary engaged in the business of selling micrographics equipment and supplies, for approximately $4,000 which is in excess of carrying value.


9.   ACQUISITION OF MINORITY INTERESTS AND AFFILIATE TRANSACTIONS
     ------------------------------------------------------------

     During the second quarter of 1996, BOL entered into stock purchase agreements with the chairman of LDL (the "Chairman") and the Director of LDL's cigarette operations (the "Director", together, the "Sellers"). Under the stock purchase agreements, the Company acquired 142,558 shares held by the Sellers for a total of $2,143. The purchase price is payable in installments during 1996 and certain shares of LDL collateralize BOL's obligation under both the purchase agreements and the consulting agreements (described below). These transactions increased BOL's ownership percentage in LDL from 68% to 89%.

     Concurrently, the Company entered into consulting agreements with the Sellers. Under the terms of the consulting agreements, the Company will pay the Sellers a total of approximately $8,357 over five years.

     SUBSEQUENT EVENT: On July 5, 1996, Liggett purchased from BOL 140,000 shares (approximately 20%) of LDL for $2,100. Liggett also acquired a ten-year option to purchase up to 292,407 additional shares of LDL stock at the same per share price ($15.00) for $3,400, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee is to be credited against the purchase price. In addition, Liggett has the right on or before June 30, 1997 to acquire another ten-year option from BOL for $2,200 on the same terms to purchase the remaining 27% of the shares of LDL owned by BOL. These transactions have no impact on the consolidated financial position or results of operations of the Company or BGLS.

                          NEW VALLEY HOLDINGS, INC.
                               BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)
                                 -----------


                                                                          June 30,      December 31,
                                                                            1996            1995
                                                                          --------      ------------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $    863        $    738

Due from affiliate  . . . . . . . . . . . . . . . . . . . . . . . .           300

Investment in New Valley Corporation:
  Redeemable preferred stock  . . . . . . . . . . . . . . . . . . .       101,407         109,386
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .       (65,592)        (52,045)
                                                                         --------        --------
  Total investment in New Valley Corporation  . . . . . . . . . . .        35,815          57,341
                                                                         --------        --------

Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .         2,616
                                                                         --------        --------

    Total assets    . . . . . . . . . . . . . . . . . . . . . . . .      $ 39,594        $ 58,079
                                                                         ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current income taxes payable to parent  . . . . . . . . . . . . . .      $  4,920        $  4,472
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .                         4,918
                                                                         --------        --------

    Total liabilities   . . . . . . . . . . . . . . . . . . . . . .         4,920           9,390
                                                                         --------        --------

Commitments and contingencies

Common stock, $0.01 par value,
 100 shares authorized, issued and outstanding  . . . . . . . . . .
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .        12,172          11,020
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .        26,148          32,128
Unrealized holding (loss) gain, net of income tax benefit of
 $1,964 and income taxes of $2,983  . . . . . . . . . . . . . . . .        (3,646)          5,541
                                                                         --------        --------

    Total stockholder's equity  . . . . . . . . . . . . . . . . . .        34,674          48,689
                                                                         --------        --------

    Total liabilities and stockholder's equity  . . . . . . . . . .      $ 39,594        $ 58,079
                                                                         ========        ========

                 The accompanying notes are an integral part
                         of the financial statements.

                          NEW VALLEY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------


                                                                               Three Months Ended           Six Months Ended
                                                                             ----------------------      -----------------------
                                                                             June 30,      June 30,      June 30,       June 30,
                                                                               1996          1995          1996           1995
                                                                             --------      --------      --------       --------
Equity in (loss) earnings of affiliate  . . . . . . . . . . . . . . . .      $(1,487)      $   311        $(2,983)      $ 1,994

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41            10             48           391

General and administrative expenses   . . . . . . . . . . . . . . . . .           (2)           (5)            (4)           (8)
                                                                             -------       -------        -------       -------
(Loss) income from continuing operations before
 income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,448)          316         (2,939)        2,377
                                                                             -------       -------        -------       -------

(Benefit) provision for income taxes:
  Current   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13           674            448         2,840
  Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (520)       (3,580)        (3,208)       (4,171)
                                                                             -------       -------         ------       -------
    Income tax (benefit)  . . . . . . . . . . . . . . . . . . . . . . .         (507)       (2,906)        (2,760)       (1,331)
                                                                            --------       -------         ------       -------

(Loss) income from continuing operations  . . . . . . . . . . . . . . .         (941)        3,222           (179)        3,708

Income from discontinued operations of
 affiliate, net of income taxes   . . . . . . . . . . . . . . . . . . .                        724                        1,106
                                                                            --------       -------         ------       -------

Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (941)      $ 3,946         $ (179)      $ 4,814
                                                                            ========       =======         ======       =======


                 The accompanying notes are an integral part
                         of the financial statements.

                          NEW VALLEY HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDER'S EQUITY
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)
                                 -----------


                                                                           Additional                Unrealized
                                                        Common Stock        Paid-In      Retained      Holding
                                                      Shares    Amount      Capital      Earnings    Gain (Loss)        Total
                                                      ------    ------      -------      --------    -----------        -----

Balance, December 31, 1995  . . . . . . . . . .        100                   $11,020       $32,128      $  5,541       $ 48,689

Increase in capital from
  New Valley's repurchase
  of Class A Shares and
  other capital transactions,
  net of taxes of $620    . . . . . . . . . . .                                1,152                                      1,152

Proportionate share of
  New Valley's unrealized
  depreciation in investments,
  net of taxes of $550  . . . . . . . . . . . .                                                            1,022          1,022

Increase in unrealized holding
  loss on investment in
  New Valley, net of tax
  benefit of $5,497   . . . . . . . . . . . . .                                                          (10,209)       (10,209)

Net (loss) . . . .. . . . . . . . . . . . . . .                                               (179)                        (179)

Dividends . . . . . . . . . . . . . . . . . . .                                             (5,801)                      (5,801)
                                                       ---     -----         -------       -------      --------       --------
Balance, June 30, 1996  . . . . . . . . . . . .        100     $             $12,172       $26,148      $ (3,646)      $ 34,674
                                                       ===     =====         =======       =======      ========       ========




                 The accompanying notes are an integral part
                         of the financial statements.

                          NEW VALLEY HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)
                                 -----------


                                                             Six Months Ended
                                                           --------------------
                                                           June 30,    June 30,
                                                             1996        1995
                                                           --------    --------
Net cash (used in) provided by operating activities . . .  $  (257)    $    383
                                                           -------     --------

Cash flows from investing activities:
  Dividends received from New Valley Corporation  . . . .    6,183       38,645
                                                           -------     --------

  Net cash provided by investing activities . . . . . . .    6,183       38,645
                                                           -------     --------
Cash flows from financing activities:
  Payment of dividends  . . . . . . . . . . . . . . . . .   (5,801)     (39,011)
                                                           -------     --------

  Net cash used for financing activities  . . . . . . . .   (5,801)     (39,011)
                                                           -------     --------

Net increase in cash  . . . . . . . . . . . . . . . . . .      125           17

Cash and cash equivalents at beginning of period  . . . .      738
                                                           -------     --------

Cash and cash equivalents at end of period  . . . . . . .  $   863     $     17
                                                           =======     ========


                 The accompanying notes are an integral part
                         of the financial statements.

                           NEW VALLEY HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  -----------

1.   PRINCIPLES OF REPORTING
     -----------------------

     ORGANIZATION. New Valley Holdings, Inc. (the "Company") was formed on September 9, 1994 by BGLS Inc. ("BGLS") to act as a holding company for certain stock investments in New Valley Corporation ("New Valley"). BGLS owns 100% of the authorized, issued and outstanding common stock of the Company. BGLS is a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke").

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.


2.   INVESTMENT IN NEW VALLEY CORPORATION
     ------------------------------------

     Summarized financial information for New Valley as of June 30, 1996 and December 31, 1995 and for the three and six month periods ended June 30, 1996 and 1995 follows:


                                                                                         June 30,         December 31,
                                                                                           1996               1995
                                                                                        ---------         ------------
                             Current assets  . . . . . . . . . . . . . . . . .          $314,799           $333,485
                             Investment in real estate . . . . . . . . . . . .           183,122
                             Other non-current assets  . . . . . . . . . . . .            34,537             52,337
                             Current liabilities . . . . . . . . . . . . . . .           187,361            177,920
                             Notes payable . . . . . . . . . . . . . . . . . .           159,574
                             Other long-term obligations . . . . . . . . . . .            16,366             11,967
                             Redeemable preferred shares . . . . . . . . . . .           222,288            226,396
                             Common shareholders' deficit  . . . . . . . . . .           (53,131)           (30,461)

                                                                                Three Months Ended          Six Months Ended
                                                                              ----------------------     ----------------------
                                                                              June 30,      June 30,     June 30,      June 30,
                                                                                1996          1995         1996          1995
                                                                              --------      --------     --------      --------
                          Revenues  . . . . . . . . . . . . . . . . . .       $ 34,547       $10,032      $ 71,231     $ 17,701
                          Cost and expenses . . . . . . . . . . . . . .         38,909         7,455        80,577        7,753
                          (Loss) income from continuing operations  . .         (4,762)        2,284        (9,646)       8,915
                          Income from discontinued operations . . . . .                        2,682                      4,080
                          Net (loss) income applicable to common
                          shares(A) . . . . . . . . . . . . . . . . . .        (20,408)       12,585       (36,475)       7,560

          (A) Includes all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

                          NEW VALLEY HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     The Company's investment in New Valley at June 30, 1996 is summarized as follows:

                                             Number of       Fair         Carrying        Unrealized        Earnings/
                                              Shares        Value           Value        Holding Loss        (Loss)
                                             ---------      ------        --------       ------------       --------
            Class A Preferred Shares            618,326    $101,407       $101,407         $(8,282)        $ 13,910
            Common Shares  . . . . . .       79,399,254      19,056        (65,592)                         (16,893)
                                                           --------       --------         -------         --------
                                                           $120,463        $35,815         $(8,282)        $ (2,983)
                                                           ========        =======         =======         ========

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

     In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for $10,530. As a result of this transaction, the Company now owns 59.72% of the outstanding Class A Preferred Shares. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital of $1,152 net of a tax benefit of $621 along with its share of other New Valley capital transactions of $1,022 net of taxes of $550 for the six months ended June 30, 1996.

     On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on the Class A Preferred Shares payable on March 27, 1996. The Company received $6,183 from the distribution. At June 30, 1996, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $124,339 or $120.08 per share.

     As a result of asset dispositions pursuant to New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"),
     New Valley accumulated a significant amount of cash which it was required to reinvest in operating companies by January 18, 1996 in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through New Valley's acquisition of the investment banking and brokerage business of Ladenburg, Thalmann & Co., Inc. and its acquisition of a portfolio of office buildings and shopping centers, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its

                          NEW VALLEY HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register in the future, under the Investment Company Act, it would be subject to a number of severe restrictions on its operations, capital structure and management, including without limitation, entering into transactions with affiliates. If New Valley were required to register under the Investment Company Act, the Company, as well as BGLS and Brooke, may be in violation of the Investment Company Act and may be adversely affected by the restrictions of the Investment Company Act. In addition, registration under the Investment Company Act by BGLS would constitute a violation of the 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes") indenture to which BGLS is a party.

     SUBSEQUENT EVENT: On July 16, 1996, New Valley declared a cash dividend of $30.00 per share on its Class A Preferred Shares payable on July 30, 1996. The Company received $18,550 from the distribution.

     On July 29, 1996, New Valley effected a one-for-twenty reverse stock split of New Valley's common shares. After giving effect to this split, the Company now holds 3,969,962 shares of New Valley common stock.


3.   RJR NABISCO HOLDINGS CORP.
     --------------------------

     At June 30, 1996, New Valley held 5,161,750 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $163,886 (cost of $158,225) collateralizing margin loan financing of $82,525. At June
     30, 1996, New Valley had an unrealized gain of $5,661. At August 13, 1996, New Valley had an unrealized loss of $20,794.

     On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock on August 13, 1996). The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the Swap and has agreed to pledge additional collateral under certain conditions. For the six months ended June 30, 1996, New Valley recorded a charge to operations of $3,231 representing the unrealized loss on this Swap transaction and had pledged collateral of $8,569 and $10,687 at June 30, 1996 and August 13, 1996, respectively. Based on the market price of RJR Nabisco common stock at August 13, 1996, New Valley would recognize a charge of approximately $4,000 for the three months ended September 30, 1996.

                          NEW VALLEY HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                 (UNAUDITED)
                                 -----------

     On March 4, 1996, Brooke filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. As of June 30, 1996, New Valley had expensed $10,367 for costs relating to its RJR Nabisco investment. Pursuant to a December 27, 1995 agreement New Valley agreed, among other things, to pay directly or reimburse Brooke and its subsidiaries for out-of-pocket expenses in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. At June 30, 1996, New Valley owed Brooke and its subsidiaries $1,200 pursuant to this agreement, which amount was paid in July 1996.

     On April 16, 1996, Brooke announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders.

     Brooke, BGLS and High River Ltd. Partnership ("High River") were parties to an agreement dated October 17, 1995, as amended by the letter agreement dated November 5, 1995 (the "High River Agreement"). New Valley, ALKI Corp. ("ALKI") and High River were parties to an agreement dated October 17, 1995, as amended by the letter agreement dated October 17, 1995, and as further amended by the letter agreement dated November 5, 1995 (the "New Valley Agreement").

     As of June 5, 1996, High River, Brooke and BGLS terminated the High River Agreement and New Valley, ALKI and High River terminated the New Valley Agreement by mutual consent. The terminations leave in effect for one year certain provisions of both the High River and New Valley Agreements concerning payments to be made to High River in the event New Valley achieves a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which are held by it or they are valued at the end of such year at higher than their purchase price or in the event Brooke or its affiliates engage in certain transactions with RJR Nabisco.


4.   FEDERAL INCOME TAX
     ------------------

     At June 30, 1996, the Company has recorded a deferred tax asset of $2,616 based on the determination that it is more likely than not that the deferred tax asset will be realized through future taxable earnings or alternative tax strategies. The provision for taxes for the six month periods ended June 30, 1996 and 1995 does not bear a customary relationship to the pretax income for the Company due principally to the effects of the 80% dividends received deduction for Federal taxes.


5.   CONTINGENCIES
     -------------

     BGLS has pledged its ownership interest in the Company's common stock and the Company's investments in the New Valley securities as collateral in connection with the issuance of BGLS' Series B Notes.

ITEM  2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (Dollars in Thousands, Except Per Share Amounts)
                    ------------------------------------------------

INTRODUCTION
- ------------

The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements of the Company include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), other less significant subsidiaries, and as of December 31, 1995 and for the three and six months ended June 30, 1996, Liggett-Ducat Ltd. ("LDL").

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco and real estate.


RECENT DEVELOPMENTS
- -------------------

CERTAIN MATTERS RELATING TO RJR NABISCO HOLDINGS CORP.

As of August 13, 1996, New Valley Corporation ("New Valley") held 5,161,750 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock. New Valley's costs for such shares and the amount of related margin loan financing were $158,225 and $82,525, respectively. As of August 13, 1996, the market value of the shares was $137,432 and the unrealized loss was $20,794. As of June 30, 1996, New Valley had expensed $10,367 for costs relating to the investment in RJR Nabisco common stock. Pursuant to a December 27, 1995 agreement, New Valley agreed, among other things, to pay directly or reimburse the Company and its subsidiaries for out-of-pocket expenses in connection with the Company's solicitation of consents and proxies from the shareholders of RJR Nabisco. At June 30, 1996, New Valley owed the Company and its subsidiaries $1,200 pursuant to this agreement, which amount was paid in July 1996.

On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to an additional 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley and provided for New Valley to make payment to the Counterparty of approximately $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the Swap and has agreed to pledge additional collateral under certain conditions. For the six months ended June 30, 1996, New Valley recorded a charge to operations of $3,231 representing the unrealized loss on this Swap transaction and had pledged collateral of $8,569 and $10,687 at June 30, 1996 and August 9, 1996, respectively. Based on the market price of the RJR Nabisco common stock at August 13, 1996, the Company would recognize a loss on the Swap of approximately $4,000 for the three months ended
September 30, 1996.

- -------------------

The Company, BGLS and High River Ltd. Partnership ("High River") were parties to an agreement dated October 17, 1995, as amended by the letter agreement dated November 5, 1995 (the "High River Agreement"). New Valley, ALKI Corp. ("ALKI") and High River were parties to an agreement dated October 17, 1995, as amended by the letter agreement dated October 17, 1995, and as further amended by the letter agreement dated November 5, 1995 (the "New Valley Agreement").

As of June 5, 1996, High River, the Company and BGLS terminated the 1995 High River Agreement and New Valley, ALKI and High River terminated the 1995 New Valley Agreement by mutual consent. The terminations leave in effect for one year certain provisions of both the High River and New Valley Agreements concerning payments to be made to High River in the event New Valley achieves a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which are held by it or they are valued at the end of such year at higher than their purchase price or in the event the Company or its affiliates engage in certain transactions with RJR Nabisco.

NEW VALLEY

On July 29, 1996, New Valley completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of New Valley's common shares. After giving effect to this reverse stock split, the Company now holds 3,989,710 common shares of New Valley.

On January 11, 1996, a subsidiary of New Valley made a $10,600 convertible bridge loan to finance Thinking Machines Corporation, a developer and marketer of parallel software for high-end and networked computer systems. In February 1996, the loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines.

On January 11, 1996, New Valley's newly formed division, New Valley Realty, completed the acquisition of four office buildings and eight shopping centers for an aggregate purchase price of $183,900 which consisted of $23,900 in cash and $160,000 in mortgage financing.

In the first six months of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. As a result of this transaction, the Company owns 59.72% of the New Valley Class A Preferred Shares.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY
- ---------------------------------------------

PRICING ACTIVITY.

On April 8, 1996, Philip Morris announced a list price increase on all brands of $.40 per carton. The other manufacturers, including Liggett, matched the price increase.

On May 5, 1995, RJ Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.30 per carton. The other manufacturers, including Liggett, matched the price increase.

LEGISLATION AND LITIGATION.

The cigarette industry continues to be challenged on numerous fronts. Several federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration have issued reports or commenced regulatory proceedings which have had or could have an adverse effect on Liggett and the cigarette industry as a whole. The rate of filings of individual product liability cases has increased and Liggett's risk attendant thereto has correspondingly increased. Several purported class actions have been commenced against Liggett and other companies in the industry, one of which actions Liggett has settled. A number of states' Attorneys General have commenced litigation against the industry asserting numerous different theories of liability, five of which actions Liggett has settled. The various companies in the industry are actively engaged in defending against and responding to these initiatives. The Company is not able to evaluate the effect of these developing matters but it is possible that the Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation and regulatory proceedings. For a description of pending litigation and regulatory proceedings see Note 7 to the Company's consolidated financial statements.

- ---------------------------------------------

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

Under the CASTANO settlement, the CASTANO class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the CASTANO Plaintiffs Legal Committee.

Under the Attorneys General Settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation). In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement.
All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

At December 31, 1995, the Company had recorded a charge of approximately $4,000 for the present value of the fixed payments under the Attorneys General settlement. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments, will be expensed when known.


RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Consolidated revenues were $125,213 for the three months ended June 30, 1996 compared to $122,328 for the three months ended June 30, 1995. This 2.4% increase in revenues primarily resulted from the addition of the tobacco revenues of LDL in Russia of $9,739 (which results were not included in the consolidated group in 1995) offset by a decrease of $7,523 at Liggett. The 6.2% decrease in Liggett revenues was due primarily to an 11.6% decrease in unit sales volume partially offset by the effects of the recent list price increases (see "Recent Developments in the Cigarette Industry - Pricing Activity" above). The decline in unit sales volume at Liggett was comprised of declines within the premium segment of 4.4% and discount segment (which includes generic, control label and branded discount products) of 13.9%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. Further, Liggett experienced a significant increase in volume at the end of the quarter, in part due to ongoing trade programs based on quarterly volume targets and in part due to consumer promotional programs consisting of coupons and variable price reductions.

Consolidated gross profit was $61,691 for the three months ended June 30, 1996 compared to $64,566 for the three months ended June 30, 1995, a decrease of $2,875 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percent of revenues decreased to 49.3% in the current period from 52.8% in the same period in the prior year because of decreased margins at Liggett and the inclusion of LDL which had negative tobacco margins of 2.6% due to increased tobacco costs and intense price competition in the Russian market. Gross profit at Liggett was $60,753 for the three months ended June 30, 1996, a decrease of $3,327 from $64,080

- ---------------------

for the same period in 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), Liggett's gross profit decreased to 72.5% for the three months ended June 30, 1996 compared to 73.1% for the same period in 1995. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by recent list price increases.

Consolidated operating, selling, general and administrative expenses were $58,264 for the three months ended June 30, 1996 compared to $65,196 for the same period last year. The decrease of $6,932 considers the effects of the prior year's restructuring at Liggett ($2,548 for the year ended December 31, 1995) and relates primarily to reduced payroll and benefits. Liggett, in addition, has reduced spending on promotional programs when compared to the prior period. Further, the Company's operating expenses were reduced due to lower pension expense in the three months ended June 30, 1996 and lower expenses recognized relating to LDL in 1996.

Consolidated interest expense was $15,457 for the three months ended June 30, 1996 compared to $14,702 for the same period last year due to a greater amount of debt outstanding in the current period.

Equity in earnings of affiliate was a loss of $1,260 for the three months ended June 30, 1996 compared to income of $354 for the three months ended June 30, 1995 and relates primarily to New Valley's net loss of $1,762 in 1996 compared to net income of $2,884 in 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,1995

Consolidated revenues were $215,729 for the six months ended June 30, 1996 compared to $217,618 for the six months ended June 30, 1995, a decrease of $1,889 primarily due to a decline in sales at Liggett offset by tobacco revenues in Russia from LDL which was not part of the consolidated group in 1995. Net sales at Liggett were $191,774 for the six months ended June 30, 1996 versus $214,569 for the same period last year. This 10.6% decrease in revenues was primarily due to a 15.4% decline in unit sales volume, partially offset by the effects of recent list price increases. The decline in unit sales volume was comprised of declines within the premium segment of 9.9% and the discount segment of 17.0%. The decline in premium unit sales volume was due to aggressive trade programs offered by Liggett at year end 1995 and certain competitors' continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

Consolidated gross profit of $105,159 for the six months ended June 30, 1996 decreased $8,319 from gross profit of $113,478 for the same period in 1995. The decrease in gross profit coincides with the decrease in sales revenue at Liggett. Liggett's gross profit as a percent of revenues (excluding federal excise taxes) for the period increased to 73.0% compared to 72.6% last year, due primarily to the recent list price increases and restructuring charges incurred in 1995 with no similar charges in 1996, partially offset by the increased tobacco costs discussed above. Tobacco margins at LDL for the six months ended 1996 were 0.7% for the reasons indicated above.

Consolidated operating, selling, general and administrative expenses were $103,156 for the six months ended June 30, 1996 compared to $114,504 for the same period last year, a decrease of $11,348. The decrease resulted from lower expenses recognized relating to LDL in 1996, reduced administrative expenses at Liggett resulting from the 1995 restructuring, reduced promotional expenses discussed above and reduced legal expenses due to the financial assistance Liggett has been receiving from others in the industry in defraying the costs incurred in the defense of smoking and health litigation. (See "Capital Resources and Liquidity").

- ---------------------

Consolidated interest expense was $30,234 for the six months ended June 30, 1996 compared to $29,417 for the same period last year. The increase of $817 is primarily due to additional debt issued by the Company and a full six month period of the higher reset rate at Liggett. (See Note 7 to the Company's consolidated financial statements).

Other income, net, in the amount of $2,334, reflects a gain of approximately $3,600 on the sale of surplus realty by Liggett to the County of Durham, offset by other expense of $1,500 at BOL.

The gain on disposal of discontinued operations of $15,900 for the six months ended June 30, 1995 primarily reflects the redemption/sale of SkyBox preferred and common stock. No comparable transaction occurred in the six months ended June 30, 1996.


CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

Net cash and cash equivalents increased $1,036 for the six months ended June 30, 1996 compared with an increase of $4,308 for the six months ended June 30, 1995.

Net cash used in operations for the six months ended June 30, 1996 was $735 compared to net cash used in operations of $15,093 for the comparable period of 1995.

Cash used in operations for the period ended June 30, 1996 included interest payments of $13,890 as compared to interest payments made in the same period in 1995 of $26,782. Interest payments on the Company's debt for the period from October 1, 1995 to July 31, 1996 were made on July 31, 1996 in accordance with 1995 Exchange Offer and the terms of the 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes").

Liggett believes that cash flows from operations and its revolving credit facility ("the Facility") will continue to meet its liquidity requirements for the twelve months ending June 30, 1997. Management believes that the positive effects on cash flow from operations resulting from the April 1996 price increase, estimated at approximately $7,100 on an annual basis, and the estimated savings resulting from Liggett's 1995 restructuring, estimated at approximately $6,700 on an annual basis, will enable Liggett to meet its estimated interest expense of $23,700, the sinking fund payment of $7,500 on the Notes due February 1, 1997, budgeted capital expenditures of $2,500 and payments of $1,400 on the USDA marketing assessment. However, there can be no assurance that such anticipated increases in cash flow will materialize as there are a number of factors including increased tobacco costs, litigation expenses and payments based on future income to which Liggett is committed under the CASTANO and Attorneys General settlement agreements, the amounts of which are unknown. Further, the Facility was reclassified to short-term debt because the Facility becomes due in March of 1997 thereby creating a working capital deficiency at Liggett of approximately $22,000 at June 30, 1996. Management anticipates the Facility will be refinanced on substantially similar terms in March 1997, although there can be no assurance that this will be accomplished.

Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to Liggett is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months.

- -------------------------------

Cash used in investing activities was $4,573 for the period ended June 30, 1996 compared to cash provided of $46,963 for the same period in 1995. Cash used in 1996 includes capital expenditures of approximately $12,200 for real estate development at BOL and $2,500 for equipment modernization at Liggett.
Liggett is forecasting further capital expenditures of approximately $1,100 for equipment modernization in 1996. Capital expenditures were offset by dividends from New Valley to NV Holdings of $6,183 or $10.00 per share on the Class A Preferred Shares for the six months ended June 30, 1996 and proceeds from the sale of surplus realty by Liggett. In the same period in 1995, capital expenditures of $2,752 were offset by dividends from New Valley to NV Holdings of $38,645 and proceeds from the redemption of SkyBox International Inc. ("SkyBox") preferred stock for $4,000 plus accrued dividends and the sale of SkyBox common stock for $9,282.

On May 14, 1996 Liggett sold certain surplus realty in Durham, NC to the County of Durham for a sale price of $4,300. A gain of approximately $3,600 was recognized on this sale. Further, on April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty for a sale price of $2,200. While the agreement provides for the closing to occur on or before September 30, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $22 and not close.

On July 15, 1996, the Company sold substantially all of the non-cash assets and certain liabilities of COM Products, Inc. ("COM"), a small subsidiary engaged in the business of selling micrographics equipment and supplies, for approximately $4,000.

On July 5, 1996, Liggett purchased from BOL 140,000 shares (approximately 20%) of LDL for $2,100. Liggett also acquired a ten-year option, exercisable by Liggett in whole or in part for $3,400, to purchase from BOL at the same per-share price ($15.00) up to 292,407 additional shares of LDL, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee is to be credited against the purchase price.

Cash provided by financing activities for the six months ended June 30, 1996 was $6,344 while cash used in financing activities for the six months ended June 30, 1995 was $28,226.

Proceeds from debt in 1996 includes the private placement of the Series A Notes (later exchanged for Series B Notes) for cash proceeds of $6,300 including accrued interest, borrowings by BOL for real estate development of $8,454 and net borrowings of approximately $6,000 by Liggett and BOL under their revolving credit facilities. These transactions were primarily offset by the redemption for $6,237 of the 16.125% Senior Subordinated Reset Notes, including premium and accrued interest thereon, and distributions to the Company's shareholders of $2,775. In the 1995 period, proceeds from debt were $3,028, offset primarily by redemption of the Series 1 Notes of $23,594 plus accrued interest of $670 on June 12, 1995 and distributions of $2,737 to the Company's shareholders.

Availability under Liggett's Facility was approximately $15,040 based on eligible collateral at June 30, 1996. The Facility is collateralized by all accounts receivable and inventories of Liggett. Borrowings under the Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.25% at June 30, 1996. The Facility contains certain financial covenants similar to those contained in the Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.
In addition, the Facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $175,000) and working capital (not to fall below a deficit of $35,000). At June 30, 1996, Liggett was in compliance with all covenants under the Facility. Management anticipates the Facility will be refinanced with substantially similar terms in March 1997 although there can be no assurance that this will be accomplished. In December 1995, purchases by Liggett of $7,000 of Series B Notes using revolver availability were credited against the mandatory

- -------------------------------

redemption requirement for February 1, 1996. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 of Series C Notes held in Liggett's treasury. Liggett's management anticipates that the 1997 mandatory redemption will be funded by cash flows from operations and borrowings under the Facility. There are no definite plans for funding Liggett's 1998 mandatory redemption requirement of $37,500 at this time.

At June 30, 1996, Liggett had a net capital deficiency of $157,311 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of certain debt covenants and if their lenders were to exercise acceleration rights under the Facility or the Liggett senior secured notes indentures or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

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

The Company believes that it will continue to meet its liquidity requirements through the twelve months ending June 30, 1997, although the BGLS Series B Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At June 30, 1996, the remaining amount available through December 31, 1996 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by BGLS' Series B Notes Indenture) is $3,225. Company expenditures (exclusive of Liggett and LDL) in 1996 include the $29,000 interest payment on the Series B Notes on July 31, 1996. In March and July 1996, New Valley declared and paid dividends on its Class A Preferred Shares in which NV Holdings received $6,183 and $18,550, respectively. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, proceeds from the sale of certain assets, additional public or private debt financing and distributions from New Valley. New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
- -------------------------------------------------

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and LDL, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic

- -------------------------------------------------

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

                                    PART II
                               OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           Reference is made to information entitled "Contingencies" in Note 7 to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. (collectively, the "Companies") included elsewhere in this report on Form 10-Q.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           As of June 30, 1996, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,035,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $124.33 million or $120.08 per Class A Share; and (2) $105.17 million or $37.68 per Class B Share.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits
                 --------

                 27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only)

                 27.2    BGLS Inc.'s Financial Data Schedule (for SEC use only)

                 99.1 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly period ended June 30, 1996.

                 99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly period ended June 30, 1996.


           (b)   Reports on Form 8-K
                 -------------------

                 No current reports on Form 8-K were filed by either Company during the second quarter of 1996.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BROOKE GROUP LTD.
                                           (REGISTRANT)


                                           By: /s/ Joselynn D. Van Siclen
                                           ------------------------------
                                           Joselynn D. Van Siclen
                                           Vice President and Chief
                                             Financial Officer


                                           Date:   August 14, 1996
                                                   ---------------

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BGLS INC.
                                           (REGISTRANT)


                                           By: /s/ Joselynn D. Van Siclen
                                           ------------------------------
                                           Joselynn D. Van Siclen
                                           Vice President and Chief
                                             Financial Officer


                                           Date:   August 14, 1996
                                                   ---------------