Form 10-Q
period 1996-09-30
BROOKE GROUP LTD; BGLS INC
filed 1996-11-15
CIK 59440, 927388

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q


         JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


     As of November 12, 1996, there were 18,497,096 shares of Brooke Group Ltd.'s common stock outstanding.

     As of November 12, 1996, there were 100 shares of BGLS Inc.'s common stock outstanding, all of which were owned by Brooke Group Ltd.

================================================================================

                               BROOKE GROUP LTD.
                                   BGLS INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                                          Page
                                                                                          ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

 Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:

 Brooke Group Ltd. Consolidated Balance Sheets as of September 30, 1996 and
   December 31, 1995....................................................................    3

 BGLS Inc. Consolidated Balance Sheets as of September 30, 1996 and
   December 31, 1995....................................................................    4

 Brooke Group Ltd. Consolidated Statements of Operations for the three and nine months
   ended September 30, 1996 and September 30, 1995......................................    5

 BGLS Inc. Consolidated Statements of Operations for the three and nine months ended
   September 30, 1996 and September 30, 1995............................................    6

 Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the nine
   months ended September 30, 1996......................................................    7

 BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the nine
   months ended September 30, 1996......................................................    8

 Brooke Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1996 and September 30, 1995............................................    9

 BGLS Inc. Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1996 and September 30, 1995............................................   10

 Notes to Consolidated Financial Statements.............................................   11

 New Valley Holdings, Inc. Financial Statements:

 Balance Sheets as of September 30, 1996 and December 31, 1995..........................   27

 Statements of Operations for the three and nine months ended September 30, 1996 and
   September 30, 1995...................................................................   28

 Statement of Stockholder's Equity for the nine months ended September 30, 1996.........   29

 Statements of Cash Flows for the nine months ended September 30, 1996
   and September 30, 1995...............................................................   30

 Notes to Financial Statements..........................................................   31

Item 2 . Management's Discussion and Analysis
         of Financial Condition and Results of Operations...............................   35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................................   42

Item 3. Defaults Upon Senior Securities.................................................   42

Item 4. Submission of Matters to a Vote of Security-Holders.............................   42

Item 6. Exhibits and Reports on Form 8-K................................................   43

SIGNATURE...............................................................................   44

Item 1.  Financial Statements

                        BROOKE GROUP LTD. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                           September 30,  December 31,
                                                                               1996           1995
                                                                           -------------  ------------
ASSETS:

Current assets:
 Cash and cash equivalents.................................................   $   2,103     $   3,370
 Accounts receivable - trade...............................................      18,526        23,844
 Other receivables.........................................................       1,788         1,448
 Receivables from affiliates...............................................          22         1,502
 Inventories...............................................................      54,370        60,522
 Deferred tax assets.......................................................                     1,061
 Other current assets......................................................       4,624         4,868
                                                                              ---------     ---------
  Total current assets.....................................................      81,433        96,615
Property, plant and equipment, at cost, less accumulated
 depreciation of $30,229 and $27,323.......................................      68,269        48,352
Intangible assets, at cost, less accumulated amortization
 of $17,008 and $15,679....................................................       4,181         5,453
Investment in affiliate....................................................                    63,901
Other assets...............................................................       9,779        11,299
                                                                              ---------     ---------
  Total assets.............................................................   $ 163,662     $ 225,620
                                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
 Notes payable and current portion of long-term debt.......................   $  52,373     $   2,387
 Accounts payable..........................................................      27,969        22,762
 Cash overdraft............................................................                     4,266
 Accrued promotional expenses..............................................      28,684        25,519
 Accrued taxes payable.....................................................      19,900        25,928
 Accrued interest..........................................................      10,101        16,863
 Other accrued liabilities.................................................      27,196        21,452
                                                                              ---------     ---------
  Total current liabilities................................................     166,223       119,177

Notes payable, long-term debt and other obligations, less current portion..     387,880       406,744
Noncurrent employee benefits...............................................      30,283        31,672
Other liabilities..........................................................      13,367        24,131

Commitments and contingencies..............................................

Stockholders' equity (deficit):
 Common stock, par value $0.10 per share, authorized 40,000,000
  shares, issued 24,998,043 shares, outstanding 18,497,096 shares..........       1,850         1,850
 Additional paid-in capital................................................      90,806        93,186
 Deficit...................................................................    (470,359)     (428,173)
 Other.....................................................................     (24,049)        9,372
 Less:  6,500,947 shares of common stock in treasury, at cost..............     (32,339)      (32,339)
                                                                              ---------     ---------
   Total stockholders' equity (deficit)....................................    (434,091)     (356,104)
                                                                              ---------     ---------
   Total liabilities and stockholders' equity (deficit)....................   $ 163,662     $ 225,620
                                                                              =========     =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                  September 30,  December 31,
                                                                                      1996           1995
                                                                                  -------------  ------------
ASSETS:

Current assets:
 Cash and cash equivalents........................................................   $   2,008     $   3,370
 Accounts receivable - trade......................................................      18,526        23,844
 Other receivables................................................................       1,760         1,481
 Receivables from affiliates......................................................          22         1,130
 Inventories......................................................................      54,370        60,522
 Deferred tax assets..............................................................                     4,861
 Other current assets.............................................................       4,137         4,435
                                                                                     ---------     ---------
   Total current assets...........................................................      80,823        99,643
Property, plant and equipment, at cost, less accumulated depreciation of
$29,980 and $27,181...............................................................      67,924        47,900
Intangible assets, at cost, less accumulated amortization of $17,008 and $15,679..       4,181         5,453
Investment in affiliate...........................................................                    63,901
Other assets......................................................................      10,874        12,345
                                                                                     ---------     ---------
   Total assets...................................................................   $ 163,802     $ 229,242
                                                                                     =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
 Notes payable and current portion of long-term debt..............................   $  50,902     $   2,132
 Accounts payable.................................................................      27,844        22,637
 Cash overdraft...................................................................                     3,761
 Due to parent....................................................................      27,707        26,054
 Accrued promotional expenses.....................................................      28,684        25,519
 Accrued taxes payable............................................................      19,900        25,928
 Accrued interest.................................................................      10,101        16,863
 Other accrued liabilities........................................................      26,571        19,991
                                                                                     ---------     ---------
   Total current liabilities......................................................     191,709       142,885

Notes payable, long-term debt and other obligations, less current portion.........     387,880       420,449
Noncurrent employee benefits......................................................      30,283        31,672
Other liabilities.................................................................      16,621        24,131

Commitments and contingencies.....................................................

Stockholder's equity (deficit):
 Common stock, par value $0.01 per share; authorized 100 shares, issued 100 shares, outstanding 100 shares.......................................
 Additional paid-in capital.......................................................      39,081        23,594
 Deficit..........................................................................    (478,145)     (423,424)
 Other............................................................................     (23,627)        9,935
                                                                                     ---------     ---------
   Total stockholder's deficit....................................................    (462,691)     (389,895)
                                                                                     ---------     ---------
   Total liabilities and stockholder's equity (deficit)...........................   $ 163,802     $ 229,242
                                                                                     =========     =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                  Three Months Ended           Nine Months Ended
                                                               ------------------------    -------------------------
                                                               Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,
                                                                  1996           1995         1996           1995
                                                               ----------     ---------    -----------    ----------
Revenues*................................................     $  114,635     $   124,100   $   330,364    $  341,718
Cost of goods sold*......................................         58,361          54,626       168,931       158,766
                                                              ----------     -----------   -----------    ----------
    Gross profit.........................................         56,274          69,474       161,433       182,952
Operating, selling, general and administrative expenses..         55,326          58,818       158,482       173,322
                                                              ----------     -----------   -----------    ----------
    Operating income.....................................            948          10,656         2,951         9,630
Other income (expenses):
 Interest income.........................................             75              43           203           893
 Interest expense........................................        (15,254)        (13,952)      (45,488)      (43,369)
 Equity in (loss) earnings of affiliate..................         (4,618)          1,561        (7,152)        3,598
 Sale of assets..........................................          3,047                         6,745
 Other, net..............................................          3,210             962         1,846         2,039
                                                              ----------     -----------   -----------    ----------
(Loss) from continuing operations before income taxes....        (12,592)           (730)      (40,895)      (27,209)
Provision for income taxes...............................          1,145             394         1,291           464
                                                              ----------     -----------   -----------    ----------
(Loss) from continuing operations........................        (13,737)         (1,124)      (42,186)      (27,673)
                                                              ----------     -----------   -----------    ----------
Discontinued operations:
 Income from discontinued operations.....................                             98                       2,860
 Gain on disposal........................................                                                     13,138
                                                              -----------    -----------   -----------    ----------
Income from discontinued operations......................                             98                      15,998
                                                              -----------    -----------   -----------    ----------
Net (loss)...............................................        (13,737)         (1,026)      (42,186)      (11,675)
Proportionate share of New Valley capital transactions,
 retirement of Class A Preferred Shares..................                          2,798         1,782        16,802
                                                              -----------    -----------   -----------    ----------
   Net (loss) income applicable to common shares.........     $  (13,737)    $     1,772   $   (40,404)   $    5,127
                                                              ==========     ===========   ===========    ==========
Per common share:
 (Loss) income from continuing operations................     $    (0.74)    $      0.09   $     (2.18)   $    (0.60)
                                                              ==========     ===========   ===========    ==========
 Income from discontinued operations.....................     $              $      0.01   $              $     0.88
                                                              ==========     ===========   ===========    ==========
   Net (loss) income applicable to common shares.........     $    (0.74)    $      0.10   $     (2.18)   $     0.28
                                                              ==========     ===========   ===========    ==========
Weighted average common shares and common
 share equivalents outstanding...........................     18,497,096      18,247,094    18,497,096    18,248,673
                                                              ==========     ===========   ===========    ==========

----------------------
* Revenues and Cost of goods sold include federal excise taxes of $26,074 and $32,643 for the three months ended September 30, 1996 and 1995, respectively, and $76,758 and $92,238 for the nine months ended September 30, 1996 and 1995, respectively.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                            Three Months Ended      Nine Months Ended
                                                          ---------------------   ---------------------
                                                          Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                             1996        1995        1996        1995
                                                          ----------  ---------   ----------  ---------
Revenues*..............................................    $114,635    $124,100    $330,364    $341,718
Cost of goods sold*....................................      58,361      54,626     168,931     158,766
                                                           --------    --------    --------    --------
    Gross profit.......................................      56,274      69,474     161,433     182,952

Operating, selling, general and administrative
 expenses..............................................      54,627      59,077     157,287     173,168
                                                           --------    --------    --------    --------
    Operating income...................................       1,647      10,397       4,146       9,784

Other income (expenses):
 Interest income.......................................          62          43         140         893
 Interest expense......................................     (16,245)    (14,764)    (48,308)    (45,497)
 Equity in (loss) earnings of affiliate................      (4,618)      1,561      (7,152)      3,598
 Sale of assets........................................       3,047                   6,745
 Other, net............................................         502         719      (1,528)      1,621
                                                           --------    --------    --------    --------
(Loss) from continuing operations before income taxes..     (15,605)     (2,044)    (45,957)    (29,601)
Provision for income taxes.............................       4,945         389       5,143          94
                                                           --------    --------    --------    --------
(Loss) from continuing operations......................     (20,550)     (2,433)    (51,100)    (29,695)
                                                           --------    --------    --------    --------
Discontinued operations:
 Income from discontinued operations...................                      98                   2,860
 Gain on disposal......................................                                          13,138
                                                           --------    --------    --------    --------
Income from discontinued operations....................                      98                  15,998
                                                           --------    --------    --------    --------
    Net (loss).........................................    $(20,550)   $ (2,335)   $(51,100)   $(13,697)
                                                           ========    ========    ========    ========

----------------------

* Revenues and Cost of goods sold include federal excise taxes of $26,074 and $32,643 for the three months ended September 30, 1996 and 1995, respectively, and $76,758 and $92,238 for the nine months ended September 30, 1996 and 1995, respectively.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                       Common Stock     Additional
                                                    ------------------   Paid-In                Treasury
                                                      Shares    Amount   Capital     Deficit      Stock      Other      Total
                                                    ----------  ------  ----------  ----------  ---------  ---------  ----------
Balance, December 31, 1995........................  18,497,096  $1,850    $93,186   $(428,173)  $(32,339)  $  9,372   $(356,104)

Net (loss)........................................                                    (42,186)                          (42,186)

Distributions on common stock
 ($0.225 per share)...............................                         (4,162)                                       (4,162)

Amortization of deferred compensation.............                                                              141         141

Unrealized holding loss on investment
 in New Valley....................................                                                          (31,852)    (31,852)

Effect of New Valley capital transactions.........                          1,782                            (1,710)         72

                                                    ----------  ------  ---------   ---------   --------   --------   ---------
Balance, September 30, 1996.......................  18,497,096  $1,850    $90,806   $(470,359)  $(32,339)  $(24,049)  $(434,091)
                                                    ==========  ======  =========   =========   ========   ========   =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)






                                Common Stock   Additional
                               --------------   Paid-In
                               Shares  Amount   Capital     Deficit        Other       Total
                               ------  ------  ----------  ----------  ------------  ----------
Balance, December 31, 1995....  100    $        $23,594    $(423,424)     $  9,935   $(389,895)
Distributions paid to parent..                                (3,621)                   (3,621)
Net (loss)....................                               (51,100)                  (51,100)
Unrealized holding loss on
  investment in New Valley....                                             (31,852)    (31,852)
Effect of New Valley capital
  transactions................                    1,782                     (1,710)         72
Forgiveness of debt by parent.                   13,705                                 13,705
                               ----    ------   -------    ---------      --------   ---------
Balance, September 30, 1996...  100    $        $39,081    $(478,145)     $(23,627)  $(462,691)
                               ====    ======   =======    =========      ========   =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                       Nine Months Ended
                                                                  ----------------------------
                                                                  September 30,  September 30,
                                                                      1996           1995
                                                                  -------------  -------------
 Net cash (used in) operating activities........................     $(22,000)       $(23,706)
                                                                     --------        --------
 Cash flows from investing activities:
  Proceeds from sale of businesses and assets...................        8,031          14,149
  Investments...................................................         (482)         (1,965)
  Capital expenditures..........................................      (24,047)         (5,008)
  Dividends from New Valley.....................................       24,733          61,832
                                                                     --------        --------
 Net cash provided by investing activities......................        8,235          69,008
                                                                     --------        --------
 Cash flows from financing activities:
  Proceeds from debt............................................       29,503           3,028
  Repayments of debt............................................       (8,559)        (28,529)
  (Decrease) in cash overdraft..................................       (4,266)         (2,817)
  Distributions on common stock.................................       (4,162)         (4,107)
  Treasury stock purchases......................................                         (135)
  Other, net....................................................          (18)            (20)
                                                                     --------        --------
 Net cash provided by (used in) by financing activities.........       12,498         (32,580)
                                                                     --------        --------
 Net (decrease) increase in cash and cash equivalents...........       (1,267)         12,722
 Cash and cash equivalents, beginning of period.................        3,370           4,276
                                                                     --------        --------
 Cash and cash equivalents, end of period.......................     $  2,103        $ 16,998
                                                                     ========        ========
Supplemental non-cash investing and financing activities:
 Exchange of Series 2 Senior Secured Notes for Series A Notes...     $ 99,154
 Exchange of 14.50% Subordinated Debentures for Series B Notes..      125,495
 Issuance of Series A Notes for options.........................          822
 Exchange of Series A Notes for Series B Notes..................       99,976
 Issuance of promissory notes for shares of LDL.................        1,643
 Distribution of MAI shares to stockholders.....................                     $ 27,085



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                         Nine Months Ended
                                                                    September 30,  September 30,
                                                                        1996           1995
                                                                    -------------  -------------
Net cash (used in) operating activities..................              $(21,924)      $(16,513)
                                                                       --------       --------
Cash flows from investing activities:
  Proceeds from sale of business and assets..............                 8,031         13,849
  Investments............................................                  (482)        (2,765)
  Capital expenditures...................................               (24,047)        (4,781)
  Dividends from New Valley..............................                24,733         61,832
  Other, net.............................................                                  (88)
                                                                       --------       --------
Net cash provided by investing activities................                 8,235         68,047
                                                                       --------       --------
Cash flows from financing activities:
  Proceeds from debt.....................................                27,861          2,343
  Repayments of debt.....................................                (8,134)       (32,934)
  (Decrease) in cash overdraft...........................                (3,761)        (2,126)
  Distributions paid to parent...........................                (3,621)        (5,872)
  Other, net.............................................                   (18)          (206)
                                                                       --------       --------
Net cash provided by (used in) financing activities......                12,327        (38,795)
                                                                       --------       --------
Net (decrease) increase in cash and cash equivalents.....                (1,362)        12,739
Cash and cash equivalents, beginning of period...........                 3,370          4,259
                                                                       --------       --------
Cash and cash equivalents, end of period.................              $  2,008       $ 16,998
                                                                       ========       ========

Supplemental non-cash investing and financing activities:

 Exchange of Series 2 Senior Secured Notes for Series
  A Notes ...............................................              $ 99,154
 Exchange of 14.50% Subordinated Debentures for Series
  B Notes ...............................................               125,495
 Issuance of Series A Notes for options .................                   822
 Exchange of Series A Notes for Series B Notes ..........                99,976
 Forgiveness of debt by parent ..........................                13,705
 Issuance of promissory notes for shares of LDL .........                 1,643
 Distribution of MAI to parent ..........................                             $24,741




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



1. PRINCIPLES OF REPORTING

   The consolidated financial statements of Brooke Group Ltd. (the "Company") include the consolidated statements of its wholly owned subsidiary, BGLS Inc. ("BGLS"). The consolidated statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings") and other less significant subsidiaries. Based on the Company's ability to assert sufficient control, the Company consolidated the accounts of Liggett-Ducat Ltd. ("LDL") at December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996.

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


2. INVESTMENT IN NEW VALLEY CORPORATION

   Summarized financial information for New Valley Corporation ("New Valley") as of September 30, 1996 and December 31, 1995 and for the three and nine months ended September 30, 1996 and 1995 follows:


                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
            Current assets.................  $ 234,165      $333,485
            Investment in real estate......    182,125
            Other non-current assets.......     37,099        52,337
            Current liabilities............    183,292       177,920
            Notes payable..................    159,494
            Other long-term obligations....     12,966        11,967
            Redeemable preferred shares....    201,318       226,396
            Common shareholders' deficit...   (103,681)      (30,461)

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)






                                             Three Months Ended    Nine Months Ended
                                            --------------------  --------------------
                                            Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                              1996       1995       1996       1995
                                            ---------  ---------  ---------  ---------
Revenues................................... $ 24,263    $21,514   $ 92,794    $39,215
Cost and expenses..........................   33,000     18,436    110,647     26,189
(Loss) income from continuing operations...   (7,728)     2,784    (16,694)    11,699
(Loss) income from discontinued operations.   (4,716)       235     (5,396)     4,315
Net (loss) applicable to common shares(A)..  (27,844)    (7,860)   (64,319)      (300)


   (A) Includes all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

   The Company's and BGLS' investment in New Valley at September 30, 1996 is summarized as follows:





                                Number of   Fair    Carrying
                                 Shares     Value    Amount
                                ---------  -------  ---------
    Class A Preferred Shares..    618,326  $74,199  $ 74,199
    Class B Preferred Shares..    250,885    2,509     2,509
    Common Shares.............  3,989,710   15,959   (76,708)
                                           -------  --------
                                           $92,667  $
                                           =======  ========

   The Class A Preferred Shares and the Class B Preferred Shares are accounted for as debt and equity securities, respectively, pursuant to the requirements of Statement of Financial Accounting Standards No. 115 ("FAS"), "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Prior to January 1, 1996, the Class A Preferred Shares' fair value had been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. In January 1996, however, New Valley became engaged in the ownership and management of commercial real estate and, in February 1996, acquired a controlling interest in Thinking Machines Corporation. Because these businesses affect the composition and nature of the underlying net assets of New Valley, the Company and BGLS have determined the fair value of the Class A Preferred Shares based on the quoted market price commencing with the quarter ended March 31, 1996. The New Valley common shares are accounted for under the equity method. On July 29, 1996, New Valley effected a one-for-twenty reverse stock split of New Valley's common shares. After giving effect to this split, the Company holds 3,989,710 (41.7%) common shares of New Valley.

   During the quarter ended September 30, 1996, the decline in the market value of the Class A Preferred Shares, the dividend received on the Class A Preferred Shares and the Company's equity in losses incurred by New Valley caused the carrying value of the Company's investments in New Valley to be reduced to zero. As a result, the Company did not record $8,272 of its proportionate interest in New Valley's FAS 115 unrealized holding losses.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)





   In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for $10,530. As a result of this transaction, the Company and BGLS now own 59.72% of the outstanding Class A Preferred Shares. The Company and BGLS have recorded their proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital of $1,782 along with their share of losses in other New Valley capital transactions of $1,710 for the nine months ended September 30, 1996.

   NV Holdings has received $24,733 ($40.00 per share) in dividend distributions for the nine months ended September 30, 1996. At September 30, 1996, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $103,234 or $99.70 per share. The Company's share of such arrearage was $61,647.

   At September 30, 1996, the accrued and unpaid dividends arrearage on the Class B Preferred Shares was $110,476 or $39.59 per share.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




3. RJR NABISCO HOLDINGS CORP.

   At September 30, 1996, New Valley held 4,947,250 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $129,247 (cost of $151,650) collateralizing margin loan financing of $75,863. From the period October 1, 1996 to November 8, 1996, New Valley sold approximately 1,780,000 shares of RJR Nabisco common stock and recognized a loss of $3,648. At November 8, 1996, New Valley held approximately 3,170,000 shares of RJR Nabisco common stock with a market value of $96,815 (cost of $97,302), collateralizing margin loan financing of $23,158. New Valley's unrealized loss on its investment in RJR Nabisco common stock decreased from $22,403 at September 30, 1996 to $487 at November 8, 1996.

   On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco common stock. During the third quarter of 1996, the Swap was terminated. New Valley recognized a loss on the Swap of $4,074 and $7,305 for the three and nine months ended September 30, 1996, respectively.

   For the three and nine months ended September 30, 1996, New Valley has expensed $791 and $11,158, respectively, for costs relating to its RJR Nabisco investment. Pursuant to a December 27, 1995 agreement, New Valley agreed, among other things, to pay directly or reimburse the Company and its subsidiaries for out-of-pocket expenses in connection with the Company's solicitation of consents and proxies from the shareholders of RJR Nabisco. New Valley has reimbursed the Company and its subsidiaries $2,361 pursuant to this agreement of which $942 was expensed in 1996.

   On November 5, 1996, the Company submitted to RJR Nabisco, in order to comply with the requirements of RJR Nabisco's by-laws, a notice of intent to nominate a slate of directors for election at the RJR Nabisco 1997 annual meeting of stockholders.


4. INVENTORIES

   Inventories consist of:

                                     September 30,  December 31,
                                         1996           1995
                                     ---------------------------
  Finished goods....................    $19,660       $19,129
  Work-in-process...................      3,564         3,570
  Raw materials.....................     26,096        29,021
  Replacement parts and supplies....      4,829         4,903
                                        -------       -------
  Inventories at current costs......     54,149        56,623
  LIFO adjustments..................        221         3,899
                                        -------       -------
                                        $54,370       $60,522
                                        =======       =======

   At September 30, 1996, the Company had leaf tobacco purchase commitments of approximately $29,840.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)





5. INCOME TAXES

   The provision for taxes for the nine months ended September 30, 1996 and 1995 does not bear the customary relationship to the pretax loss/income for the Company and BGLS due principally to the effects of taxes provided for foreign operations and an increase in the valuation allowance related to deferred tax assets.


6. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

   Notes payable, long-term debt and other obligations consist of:


                                                           September 30,  December 31,
                                                               1996           1995
                                                           ---------------------------
  15.75% Series B Senior Secured Notes due 2001...........    $232,864
  13.75% Series 2 Senior Secured Notes due 1997...........                  $ 91,179
  16.125% Senior Subordinated Reset Notes due 1997........                     5,670
  14.500% Subordinated Debentures due 1998................         800       126,295
  Notes payable - Foreign.................................      22,972        11,122
  Other...................................................       1,173         2,084

  Liggett:
  11.500% Senior Secured Series B Notes due 1993 - 1999...     119,638       119,485
  Variable rate Series C Senior Secured Notes due 1999....      32,279        32,279
  Revolving credit facility...............................      30,527        21,017
                                                              --------      --------
  Total notes payable and long-term debt..................     440,253       409,131

  Less:
   Current maturities.....................................      52,373         2,387
                                                              --------      --------
  Amount due after one year...............................    $387,880      $406,744
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

   The new Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company, limit additional indebtedness of BGLS to $10,000 and restrict certain transactions with affiliates. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period ended July 31, 1996 when interest was payable at 13.75% from October 1, 1995 to January 30, 1996 and at 15.75% from January 31, 1996 through July 31, 1996.


7. CONTINGENCIES

   Liggett:

   Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against the Company or Liggett). New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated under certain circumstances and the amount received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)



   No assurances can be made that other arrangements will continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants.

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

   On March 27, 1987, an action entitled Yvonne Rogers v. Liggett Group Inc. et al., Superior Court, Marion County, Indiana, was filed against Liggett and others. The plaintiff seeks compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996. On August 23, 1996, the jury returned a verdict in favor of the defendants.

   On October 31, 1991, an action entitled Broin et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling and on January 3, 1996, the Third District Court of Appeal in Florida ("Third DCA") affirmed the class certification order. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification, but granted defendants' motion for a stay of class notice pending consideration by the Florida Supreme Court. On June 17, 1996, the Florida Supreme Court denied defendants' petition for review. The suit is scheduled to go to trial on June 2, 1997.

   On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)



   scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council on Tobacco Research ("CTR") and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase. A similar action has been filed in the Superior Court for the State of California, City of San Francisco.

   On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995; expert discovery continues. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiffs' fraud and breach of warranty claims on statute of limitations grounds, but allowed plaintiffs' personal injury claims to survive. In the same order, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Court also ordered the Magistrate to reconsider his March 19, 1996 order and the effect of the District Court's summary judgment order. Oral argument concerning the relevancy of the CTR documents in light of the District Court's summary judgment order was conducted on August 8, 1996. The Magistrate's ruling on this matter is pending.

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

   On March 12, 1996, the Company and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release the Company and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle case (described below) pending in Florida state court. The settlement is subject to and conditioned upon the approval of the United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain items of the settlement are summarized below.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




   Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to Federal Drug Administration ("FDA") jurisdiction nor waiving their objections thereto, the Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

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

   On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion seeking preliminary approval of the Castano settlement. That motion has not yet been heard by the court.

   On May 5, 1994, an action entitled Engle, et al. v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling. On January 31, 1996, the Third DCA affirmed the ruling of the

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)



   trial court certifying the action as a class action, but modified the trial court ruling to limit the class to Florida citizens and residents. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification but granted defendants' motion for a stay of class notice pending consideration by the Florida Supreme Court. On October 2, 1996, the Florida Supreme Court denied defendants' petition for review.

   In February 1995, an action entitled Grady Carter, et al. v. The American Tobacco Company, et al., Superior Court for the State of Florida, Duval County, was filed against Liggett and others. Plaintiff sought compensatory damages, including, but not limited to, reimbursement for medical costs. Both American Tobacco and Liggett were subsequently dismissed from this action. On August 9, 1996, a jury returned a verdict against the remaining defendant, Brown & Williamson Tobacco Corp., in the amount of $750,000. Brown & Williamson has announced that it intends to appeal that verdict.

   On April 11, 1996, an action entitled Harris, et al. v. The American Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States, its territories and possessions and the Commonwealth of Puerto Rico who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund, for future health costs, attorneys' fees and costs.

   On May 6, 1996, an action entitled Norton, et al. v. RJR Nabisco Holdings Corp., et al., Madison County, Indiana Superior Court, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Indiana who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On June 3, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Southern District of Indiana.

   On May 29, 1996, an action entitled Richardson, et al. v. Philip Morris Inc., et al., Circuit Court for Baltimore City, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Maryland who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages, together with equitable relief including but not limited to a medical fund for future health care costs, attorney's fees and costs. On June 27, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the District of Maryland.

   On June 21, 1996, an action entitled Reed v. Philip Morris, et al., Superior Court of the District of Columbia, was filed against Liggett and others.
   The class action complaint was brought on behalf of plaintiff and all persons in the District of Columbia who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund, for future health costs, attorneys' fees and costs.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




   On August 8, 1996, an action entitled Arch, et al. v. The American Tobacco Company, et al., Philadelphia County Court of Common Pleas, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiff and all persons in the State of Pennsylvania who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund, for future health costs, attorneys' fees and costs. On August 27, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Eastern District of Pennsylvania. That court denied plaintiffs' Motion to Remand on October 21, 1996.

   On August 20, 1996, an action entitled Chamberlain, et al. v. The American Tobacco Company, et al., Court of Common Pleas of Cuyahoga County, State of Ohio, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Ohio who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund, for future health costs, attorneys' fees and costs. On September 12, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Northern District of Ohio.

   A number of proceedings have been filed against Liggett and others by state and local government entities or officials seeking restitution and indemnity for medical payments and expenses made or incurred for tobacco related illnesses. Such actions have been filed by the States of Minnesota (together with Minnesota Blue Cross-Blue Shield), Mississippi, West Virginia, Louisiana, Texas, Washington, Maryland, Connecticut, Arizona, Michigan, New Jersey, Ohio and Oklahoma. Additionally, the Commonwealth of Massachusetts, the City and County of San Francisco, the City and County of Los Angeles and the City and County of New York have commenced proceedings. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state seeking such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

   On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation seeking to recover Medicaid expenses against the manufacturers (as had been filed by the above referenced states) by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

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

   In addition, legislation authorizing a state to sue a company or individual to recover the costs incurred by that state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

   On March 15, 1996, the Company and Liggett entered into a settlement of tobacco-related litigation with the Attorneys General of the States of Florida, Louisiana, Mississippi, West Virginia and the Commonwealth of Massachusetts. The settlement with the Attorneys General releases the Company and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




   Currently, in addition to the above, approximately 120 product liability lawsuits are pending and active in which Liggett is a defendant. Of these, approximately 85 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. The next case scheduled for trial where Liggett is a defendant is George Jay v.
   R. J. Reynolds Tobacco Company, et al., which is scheduled for trial in March 1997.

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

   Liggett has been responding to a civil investigative demand from the Antitrust Division of the United States Department of Justice which requests certain information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts regarding, in particular, "fire-safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with and relationship to its competitors. The Company is unable to predict, at this time, the outcome of this investigation.

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

   On August 28, 1996, the FDA filed in the Federal Register a final rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. Management is unable to predict the outcome of this litigation or the effects of regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




   The Company and Liggett, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed rule making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.

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

   The USDA informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and was subject to a marketing assessment of approximately $5,500. At December 31, 1995, the Company accrued approximately $4,900 representing the present value of its obligation for the USDA marketing assessment. The charge was included as a component of cost of sales in 1995. Liggett has agreed to pay this assessment in quarterly installments with interest over a five year period. Under certain circumstances, payment can be accelerated. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

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

   The Company:

   As a conclusion to the litigation commenced by a group of Contingent Value Right ("CVR") Holders on September 20, 1993, the Delaware Court of Chancery approved a settlement at a hearing conducted on June 4, 1996. The settlement became final and nonappealable on or about July 8, 1996. Distributions to the Company and to CVR Holders, pursuant to the settlement, have been substantially completed. Under the terms of the settlement, both the Company and the plaintiff CVR Holders may pursue claims, in certain circumstances, against the CVR trustee. In connection with the settlement, the Company recognized a gain of $2,263 during the third quarter 1996.

   At September 30, 1996, there were several other proceedings, lawsuits and claims pending against subsidiaries of the Company. The Company is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)



8.  SALE OF ASSETS

    On July 15, 1996, the Company sold substantially all of the non-cash assets and certain liabilities of COM Products, Inc. ("COM"), a subsidiary engaged in the business of selling micrographics equipment and supplies, for approximately $3,700 cash and a promissory note for $500. The Company recognized a gain of approximately $3,000 on this transaction.

    On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale of certain surplus realty in the amount of $4,300. The closing of the transaction occurred on May 14, 1996. Liggett recognized a gain of approximately $3,600.

    On April 29, 1996, Liggett executed a definitive agreement (as amended September 11, 1996) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale of additional surplus realty in the amount of $2,200. While the agreement provides for the closing to occur on or before March 11, 1997, Blue Devil Ventures has the option to forfeit its deposit of $550 and not close if it determines that its development project is not feasible. Such net assets ($315) have been reclassified from long-term to other current assets as of September 30, 1996.


9.  ACQUISITION OF MINORITY INTERESTS AND AFFILIATE TRANSACTIONS

    During the second quarter of 1996, BOL entered into stock purchase agreements with the chairman of LDL and the former Director of LDL's tobacco operations (the "Sellers"). Under the stock purchase agreements, the Company acquired 142,558 shares held by the Sellers for $2,143. The purchase price is payable in installments during 1996 and certain shares of LDL collateralize BOL's obligation under both the purchase agreements and the consulting agreements (described below). These transactions increased BOL's ownership percentage in LDL from 68% to 89%.

    Concurrently, the Company entered into consulting agreements with the Sellers. Under the terms of the consulting agreements, the Company will pay the Sellers a total of approximately $8,357 over five years.

    On July 5, 1996, Liggett purchased from BOL 140,000 shares (approximately 20%) of LDL's tobacco operations for $2,100. Liggett also acquired a ten-year option to purchase up to 292,407 additional shares of LDL stock at the same per share price ($15.00) for $3,400, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee is to be credited against the purchase price. In addition, Liggett has the right on or before June 30, 1997 to acquire another ten-year option from BOL for $2,200 on the same terms to purchase the remaining 27% of the shares of LDL owned by BOL. These transactions have no impact on the consolidated financial position or results of operations of the Company or BGLS.

10. RESTRUCTURING

    During the first nine months of 1995, Liggett, in an effort to reduce costs, offered voluntary retirement programs, among other things, to eligible employees and reduced its headcount by 117 positions. Liggett recorded a restructuring charge of $2,407 to operations ($621 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees.

    During the first nine months of 1996, Liggett continued its efforts to reduce costs and further reduced its headcount by 7 additional positions. Ligget recorded a restructuring charge of $1,180 to operations for severance programs, primarily salary continuation and related benefits for terminated employees.

                           NEW VALLEY HOLDINGS, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                 September 30,  December 31,
                                                                     1996           1995
                                                                 -------------  ------------
ASSETS

Cash and cash equivalents......................................     $     1      $    738


Investment in New Valley Corporation:
  Redeemable preferred stock...................................      74,199       109,386
  Common stock.................................................     (74,199)      (52,045)
                                                                    -------      --------
  Total investment in New Valley Corporation...................                    57,341
                                                                    -------      --------
    Total assets...............................................     $     1      $ 58,079
                                                                    =======      ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current income taxes payable to parent.........................     $ 6,217      $  4,472
Deferred income taxes..........................................                     4,918
                                                                    -------      --------
    Total liabilities..........................................       6,217         9,390
                                                                    -------      --------
Commitments and contingencies..................................

Common stock, $0.01 par value,
  100 shares authorized, issued and outstanding................
Additional paid-in capital.....................................      18,732        11,020
Retained (deficit) earnings....................................      (6,908)       32,128
Unrealized holding (loss) gain, net of income tax benefit of $0
  and income taxes of $2,983...................................     (18,040)        5,541
                                                                    -------      --------
    Total stockholder's (deficit) equity.......................      (6,216)       48,689
                                                                    -------      --------
    Total liabilities and stockholder's equity (deficit).......     $     1      $ 58,079
                                                                    =======      ========




                  The accompanying notes are an integral part
                          of the financial statements.

                           NEW VALLEY HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                   Three Months Ended    Nine Months Ended
                                                  --------------------  --------------------
                                                  Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                                    1996       1995       1996       1995
                                                  ---------  ---------  ---------  ---------
Equity in (loss) earnings of affiliate..........  $ (4,836)   $ 1,538   $ (7,818)  $  3,532

Interest income.................................         7                    55        391

General and administrative expenses.............       (13)        (9)       (17)       (17)
                                                  --------    -------   --------   --------
 (Loss) income from continuing operations before
  income taxes..................................    (4,842)     1,529     (7,780)     3,906
                                                  --------    -------   --------   --------
Provision (benefit) for income taxes:
 Current........................................     1,297      1,620      1,745      4,460
 Deferred.......................................     7,212     (7,579)     4,004    (11,750)
                                                  --------    -------   --------   --------
  Income tax provision (benefit)................     8,509     (5,959)     5,749     (7,290)
                                                  --------    -------   --------   --------
(Loss) income from continuing operations........   (13,351)     7,488    (13,529)    11,196
                                                  --------
Income from discontinued operations of
 affiliate, net of income taxes.................                   64                 1,170
                                                  --------    -------   --------   --------
Net (loss) income...............................  $(13,351)   $ 7,552   $(13,529)  $ 12,366
                                                  ========    =======   ========   ========




                  The accompanying notes are an integral part
                          of the financial statements.

                           NEW VALLEY HOLDINGS, INC.
                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                 Common Stock    Additional    Retained      Unrealized
                                --------------    Paid-In      Earnings       Holding
                                Shares  Amount    Capital      (Deficit)     Gain (Loss)     Total
                                ------  ------   --------      --------     -----------     -----
Balance, December 31, 1995....   100              $11,020      $32,128       $  5,541      $ 48,689

Increase in capital from
 New Valley's repurchase
 of Class A Shares and
 other capital transactions,
 net of tax...................                      1,152                                     1,152

Proportionate share of
 New Valley's unrealized
 depreciation in investments,
 net of tax...................                                                   (716)         (716)

Increase in unrealized holding
 loss on investment in
 New Valley, net of tax.......                                                (16,550)      (16,550)


Net (loss)....................                                 (13,529)                     (13,529)

Increase in valuation allowance
 on deferred tax assets.......                      6,560                      (6,315)          245

Dividends.....................                                 (25,507)                     (25,507)
                                ----    -----     -------      -------       --------      --------
 Balance, September 30, 1996..   100    $         $18,732      $(6,908)      $(18,040)     $ (6,216)
                                ====    =====     =======      =======       ========      ========




                  The accompanying notes are an integral part
                          of the financial statements.

                           NEW VALLEY HOLDINGS, INC.


                            STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)






                                                            Nine Months Ended
                                                       ----------------------------
                                                       September 30,  September 30,
                                                           1996           1995
                                                       -------------  -------------
Net cash provided by operating activities.........       $     49        $   374
                                                         --------       --------
Cash flows from investing activities:
  Dividends received from New Valley Corporation..         24,733         61,832
                                                         --------       --------
  Net cash provided by investing activities.......         24,733         61,832
                                                         --------       --------
Cash flows from financing activities:
  Payment of dividends............................        (25,507)       (48,167)
                                                         --------       --------
  Net cash used for financing activities..........        (25,507)       (48,167)
                                                         --------       --------
Net (decrease) increase in cash...................           (725)        14,039

Cash and cash equivalents at beginning of period..            726
                                                         --------       --------
Cash and cash equivalents at end of period........       $      1       $ 14,039
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


2. INVESTMENT IN NEW VALLEY CORPORATION

   Summarized financial information for New Valley as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995 follows:


                                                       September 30,          December 31,
                                                           1996                   1995
                                                    -----------------       ---------------
         Current assets........................         $  234,165               $333,485
         Investment in real estate.............            182,125
         Other non-current assets..............             37,099                 52,337
         Current liabilities...................            183,292                177,920
         Notes payable ........................            159,494
         Other long-term obligations ..........             12,966                 11,967
         Redeemable preferred shares ..........            201,318                226,396
         Common shareholders' deficit .........           (103,681)               (30,461)


                                                         Three Months Ended            Nine Months Ended
                                                 -----------------------------  ---------------------------
                                                   Sept. 30,      Sept. 30,       Sept. 30,     Sept. 30,
                                                     1996           1995             1996         1995
                                                 -------------  --------------  ------------  -------------
   Revenues....................................    $  24,263     $  21,514        $   92,794     $ 39,215
   Cost and expenses...........................       33,000        18,436           110,647       26,189
   (Loss) income from continuing operations....       (7,728)        2,784           (16,694)      11,699
   (Loss) income from discontinued operations..       (4,716)          235            (5,396)       4,315
   Net (loss) applicable to common shares(A)...      (27,844)       (7,860)          (64,319)        (300)

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

                           NEW VALLEY HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


   The Company's investment in New Valley at September 30, 1996 is summarized as follows:


                          Number of   Fair    Carrying
                           Shares     Value     Value
                          ---------  -------  ---------
Class A Preferred Shares    618,326  $74,199  $ 74,199
Common Shares...........  3,969,962   15,880   (74,199)
                                     -------  --------
                                     $90,079  $
                                     =======  ========

   The Class A Preferred Shares are accounted for as debt securities pursuant to the requirements of Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Prior to January 1, 1996, the Class A Preferred Shares' fair value had been estimated with reference to the securities' preference features, including dividend and liquidation preferences, and the composition and nature of the underlying net assets of New Valley. In January 1996, however, New Valley became engaged in the ownership and management of commercial real estate and, in February 1996, acquired a controlling interest in Thinking Machines Corporation. Because these businesses affect the composition and nature of the underlying net assets of New Valley, the Company has determined the fair value of the Class A Preferred Shares based on the quoted market price commencing with the quarter ended March 31, 1996. The New Valley common shares are accounted for under the equity method. On July 29, 1996, New Valley effected a one-for-twenty reverse stock split of New Valley's common shares. After giving effect to this split, the Company holds 3,969,962 shares of New
   Valley common stock.

   During the quarter ended September 30, 1996, the decline in the market value of the Class A Preferred Shares, the dividend received on the Class A Preferred Shares and the Company's equity in losses incurred by New Valley caused the carrying value of the Company's investments in New Valley to be reduced to zero. As a result, the Company did not record $5,558 of unrealized holding losses on its investment in the New Valley Class A Preferred Shares. The Company also did not record its proportionate share of New Valley's FAS 115 unrealized holding losses which at September 30, 1996 were $8,957.

   In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for $10,530. As a result of this transaction, the Company now owns 59.72% of the outstanding Class A Preferred Shares. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital of $1,773 along with its share of other New Valley capital transactions of $10,055 for the nine months ended September 30, 1996.

   For the nine months ended September 30, 1996, the Company has received a total of $24,733 ($40.00 per share) in dividend distributions on the Class A Preferred Shares. At September 30, 1996, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $103,234 or $99.70 per share. The Company's share of such arrearage was $61,647.

   At September 30, 1996, the accrued and unpaid dividends arrearage on the New Valley Class B Preferred Shares (none of which are held by the Company) was $110,076 or $39.58 per share.

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


3. RJR NABISCO HOLDINGS CORP.

   At September 30, 1996, New Valley held 4,947,250 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $129,247 (cost of $151,650) collateralizing margin loan financing of $75,863. From the period October 1, 1996 to November 8, 1996, New Valley sold approximately 1,780,000 shares of RJR Nabisco common stock and recognized a loss of $3,648. At November 8, 1996, New Valley held approximately 3,170,000 shares of RJR Nabisco common stock with a market value of $96,815 (cost of $97,302), collateralizing margin loan financing of $23,158. New Valley's unrealized loss on its investment in RJR Nabisco common stock decreased from $22,403 at September 30, 1996 to $487 at November 8, 1996.

   On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco common stock. During the third quarter of 1996, the Swap was terminated. New Valley recognized a loss on the Swap of $4,074 and $7,305 for the three and nine months ended September 30, 1996, respectively.

   For the three and nine months ended September 30, 1996, New Valley has expensed $791 and $11,158 for costs relating to its RJR Nabisco investment. Pursuant to a December 27, 1995 agreement, New Valley agreed, among other things, to pay directly or reimburse Brooke and its subsidiaries for out-of-pocket expenses in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. New Valley has reimbursed Brooke and its subsidiaries $2,361 pursuant to this agreement of which $942 was expensed in 1996.

                           NEW VALLEY HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)




   On November 5, 1996, Brooke submitted to RJR Nabisco, in order to comply with the requirements of RJR Nabisco's by-laws, a notice of intent to nominate a slate of directors for election at the RJR Nabisco 1997 annual meeting of stockholders.


4. FEDERAL INCOME TAX

   At September 30, 1996, the Company has provided a valuation allowance based on the determination that it is more likely than not that the deferred tax asset will not be realized through the future taxable earnings or alternative tax strategies. The provision for taxes for the nine month periods ended September 30, 1996 and 1995 does not bear a customary relationship to the pretax income for the Company due principally to the effects of the 80% dividends received deduction for Federal taxes.


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
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements of the Company include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), other less significant subsidiaries, and as of December 31, 1995 and for the three and nine months ended September 30, 1996, Liggett-Ducat Ltd. ("LDL").

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco and real estate.


RECENT DEVELOPMENTS

Certain Matters Relating to RJR Nabisco Holdings Corp.

As of November 8, 1996, New Valley Corporation ("New Valley") held approximately 3,170,000 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $96,815 (cost of $97,302) with an unrealized loss of $487. For the three and nine months ended September 30, 1996, New Valley had expensed $791 and $11,158, respectively, for costs relating to the investment in RJR Nabisco common stock. Pursuant to a December 27, 1995 agreement, New Valley agreed, among other things, to pay directly or reimburse the Company and its subsidiaries for out-of-pocket expenses in connection with the Company's solicitation of consents and proxies from the shareholders of RJR Nabisco. For the nine months ended September 30, 1996, New Valley reimbursed the Company and its subsidiaries $2,321 pursuant to this agreement, of which $942 was expensed in 1996.

On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to an additional 1,000,000 shares of RJR Nabisco common. The Swap was terminated during the third quarter of 1996. New Valley realized a loss of $4,074 and $7,305 on the Swap for the three and nine months ended September 30, 1996, respectively.

On November 5, 1996, the Company submitted to RJR Nabisco, in order to comply with the requirements of RJR Nabisco's by-laws, a notice of intent to nominate a slate of directors for election at the RJR Nabisco 1997 annual meeting of stockholders.

New Valley

On July 29, 1996, New Valley completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of New Valley's common shares. After giving effect to this reverse stock split, the Company now holds 3,989,710 (41.7%) common shares of New Valley.

On January 11, 1996, a subsidiary of New Valley made a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("TMC"), a developer and marketer of parallel software for high-end and networked computer systems. In February 1996, the loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. In October 1996, TMC adopted a plan to dispose of its parallel processing computer segment. New Valley does not anticipate a material gain or loss in the disposal as any proceeds from the sale of the segment would offset the expected operating losses during the phase-out period.

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


RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to three months ended September 30, 1995

Consolidated revenues were $114,635 for the three months ended September 30, 1996 compared to $124,100 for the three months ended September 30, 1995. This 7.6% decrease in revenues primarily resulted from a decrease of $21,523 in revenues at Liggett offset by the addition of tobacco revenues of LDL in Russia of $12,712 (which results were not included in the consolidated group in 1995). The 17.5% decrease in Liggett revenues was due primarily to a 20.5% decline in domestic unit sales volume, partially offset by the effects of the recent list price increase (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 15.3% and discount segment (which includes generic, control label and branded discount products) of 22.1%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

Consolidated gross profit was $56,274 for the three months ended September 30, 1996 compared to $69,474 for the three months ended September 30, 1995, a decrease of $13,200 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percent of revenues decreased to 49.1% in the current period from 56.0% in the same period in the prior year because of decreased margins at Liggett and the inclusion of LDL which had break-even tobacco margins due to increased tobacco and labor costs as well as intense price competition in the Russian market. Gross profit at Liggett was $55,511 for the three months ended September 30, 1996, a decrease of $13,507 from $69,018 for the same period in 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), Liggett's gross profit decreased to 74.0% for the three months ended September 30, 1996 compared to 76.7% for the same period in 1995. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the recent list price increase.

Consolidated operating, selling, general and administrative expenses were $55,326 for the three months ended September 30, 1996 compared to $58,818 for the same period last year. The decrease of $3,492 considers the effects of lower sales volume disclosed above and the prior year's restructuring at Liggett ($2,548 for the year ended December 31, 1995) which reduced payroll and benefits. Liggett, in addition, has reduced spending on promotional programs when compared to the prior period. The effects of this reduction were somewhat offset by additional restructuring charges during the three months ended September 30, 1996. Further, the Company's operating expenses were reduced due to lower pension expense and lower professional fees at the corporate level in the three months ended September 30, 1996.

Consolidated interest expense was $15,254 for the three months ended September 30, 1996 compared to $13,952 for the same period last year due to a greater amount of debt outstanding in the current period.

Equity in earnings of affiliate was a loss of $4,618 for the three months ended September 30, 1996 compared to income of $1,561 for the three months ended September 30, 1995 and relates to New Valley's net loss of $12,444 in 1996 compared to net income of $3,019 in 1995, and a decrease in the market value of the New Valley Class A Preferred Shares.

The gain on sale of assets relates to the sale of substantially all the non-cash assets of COM Products Inc. ("COM") by the Company in July 1996.

Other, net income for the nine months ended September 30, 1996 includes a gain upon settlement of the Contingent Value Rights ("CVR") litigation of $2,300.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,1995

Consolidated revenues were $330,364 for the nine months ended September 30, 1996 compared to $341,718 for the nine months ended September 30, 1995, a decrease of $11,354 primarily due to a decline in sales at Liggett offset by tobacco revenues in Russia from LDL which was not part of the consolidated group in 1995. Net sales at Liggett were $292,899 for the nine months ended September 30, 1996 versus $337,217 for the same period last year. This 13.1% decrease in revenues was primarily due to an 17.2% decline in domestic unit sales volume, partially offset by the effects of recent list price increases. The decline in unit sales volume was comprised of declines within the premium segment of 11.8% and the discount segment of 18.8%. The decline in premium and discount unit sales volume was due to aggressive trade programs offered by Liggett at year end 1995 and certain competitors' continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

Consolidated gross profit of $161,433 for the nine months ended September 30, 1996 decreased $21,519 from gross profit of $182,952 for the same period in 1995. The decrease in gross profit coincides with the decrease in sales revenue at Liggett. Liggett's gross profit as a percent of revenues (excluding federal excise taxes) for the period decreased to 73.3% compared to 74.0% last year. This decrease is a result of increased tobacco costs discussed above, partially offset by recent list price increases and restructuring changes incurred in 1995 with no similar changes in 1996. Tobacco margins at LDL for the nine months ended September 30, 1996 were 0.3% for the reasons indicated above.

Consolidated operating, selling, general and administrative expenses were $158,482 for the nine months ended September 30, 1996 compared to $173,322 for the same period last year, a decrease of $14,840. The decrease resulted from lower expenses recognized relating to LDL in 1996, reduced professional fees at the corporate level, lower pension expense and reduced administrative expenses at Liggett resulting from the 1995 restructuring as well as reduced spending on promotional programs discussed above. Restructuring charges for the nine months ended September 30, 1996 at Liggett were $1,180.

Consolidated interest expense was $45,488 for the nine months ended September 30, 1996 compared to $43,369 for the same period last year. The increase of $2,119 is primarily due to additional debt issued by the Company and interest accrued on the USDA marketing assessment and Attorneys General settlement at Liggett, partially offset by the redemption of $7,000 Liggett Series B Notes in December 1995. (See Note 7 to the Company's consolidated financial statements).

Sale of assets in the amount of $6,745, reflects gains of approximately $3,000 on the sale of assets at COM discussed above and $3,700 on the sale of surplus realty by Liggett to the County of Durham.

The gain on disposal of discontinued operations of $13,138 for the nine months ended September 30, 1995 primarily reflects the redemption/sale of SkyBox preferred and common stock. No comparable transaction occurred in the nine months ended September 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY

Net cash and cash equivalents decreased $1,267 for the nine months ended September 30, 1996 compared with an increase of $12,722 for the nine months ended September 30, 1995.

Net cash used in operations for the nine months ended September 30, 1996 was $22,000 compared to net cash used in operations of $23,706 for the comparable period of 1995. Cash used in operations for the period ended September 30, 1996 included interest payments of $53,000 as compared to interest payments made in the same period in 1995 of $45,497. Interest payments in 1996 include interest for a ten-month period (October 1, 1995 to July 31, 1996) on the Company's debt. The interest payment for this ten-month period was in accordance with the 1995 Exchange Offer and the terms of the 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes").

Liggett believes that cash flows from operations and its revolving credit facility ("the Facility") will continue to meet its liquidity requirements for the twelve months ending September 30, 1997. Management believes that the positive effects on cash flow from operations resulting from the April 1996 price increase, estimated at approximately $7,100 on an annual basis, and the estimated savings resulting from Liggett's restructurings, estimated at approximately $7,350 on an annual basis, will enable Liggett to meet its estimated interest expense of $22,700 annually, the sinking fund requirement to redeem $7,500 principal amount of Ligget's senior secured notes on or before February 1, 1997, budgeted capital expenditures of $2,500 and payments of $1,400 on the USDA marketing assessment. However, there can be no assurance that such anticipated increases in cash flow will materialize as there are a number of factors including increased tobacco costs, litigation expenses and payments based on future income to which Liggett is committed under the Castano and Attorneys General settlement agreements, the amounts of which are unknown. Further, the Facility was reclassified to short-term debt because the Facility becomes due on March 8, 1997 thereby creating a working capital deficiency at Liggett of approximately $32,300 at September 30, 1996. Liggett is currently negotiating with its lenders for an extension of the maturity and a modification of other terms under the Facility. While management currently believes the Facility will be extended and modified on satisfactory terms and funds will be available to meet the requirement to redeem $7,500 principal amount of Ligget's senior secured notes, no assurances can be given in this regard.

Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to Liggett is not quantifiable at this time since the arrangements for assistance can be terminated under certain circumstances and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be given that other arrangements will continue.

Cash used in investing activities was $8,325 for the period ended September 30, 1996 compared to cash provided of $69,008 for the same period in 1995. Cash used in 1996 includes capital expenditures of approximately $21,000 for real estate development at BOL and $3,600 for equipment modernization at Liggett. Liggett is forecasting further capital expenditures of approximately $500 for equipment modernization in 1996. Capital expenditures were offset by dividends from New Valley to NV Holdings of $24,733 or $40.00 per share on the Class A Preferred Shares for the nine months ended September 30, 1996, cash proceeds from the sale of surplus realty by Liggett and the sale of assets of COM by BGLS. In the same period in 1995, capital expenditures of $5,000 were offset by dividends from New Valley to NV Holdings of $61,832 and proceeds from the redemption of SkyBox International Inc. ("SkyBox") preferred stock for $4,000 plus accrued dividends and the sale of SkyBox common stock for $9,282.

On April 29, 1996, Liggett executed a definitive agreement as amended September 11, 1996 with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty for a sale price of $2,200. While the agreement provides for the closing to occur on or before March 11, 1997, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $550 and not close.

On July 5, 1996, Liggett purchased from BOL 140,000 shares (approximately 20%) of LDL's tobacco operations for $2,100. Liggett also acquired a ten-year option, exercisable by Liggett in whole or in part for $3,400, to purchase from BOL at the same per-share price ($15.00) up to 292,407 additional shares of LDL, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee is to be credited against the purchase price.

Cash provided by financing activities for the nine months ended September 30, 1996 was $12,498 while cash used in financing activities for the nine months ended September 30, 1995 was $32,580.

Proceeds from debt in the 1996 period include the private placement of the Series A Notes (later exchanged for Series B Notes) for cash proceeds of $6,300 including accrued interest, borrowings by BOL for real estate development of $12,400 and net borrowings of approximately $9,500 by Liggett and BOL under their revolving credit facilities. These transactions were primarily offset by the redemption for $6,237 of the 16.125% Senior Subordinated Reset Notes, including premium and accrued interest thereon, and distributions to the Company's shareholders of $4,162. In the 1995 period, proceeds from debt were $3,028, offset primarily by redemption of the Series 1 Notes of $23,594 plus accrued interest of $670 on June 12, 1995, repayments under the Liggett facility of $3,449 and distributions of $4,107 to the Company's shareholders.

Availability under Liggett's Facility was approximately $1,550 based on eligible collateral at September 30, 1996. The Facility is collateralized by all accounts receivable and inventories of Liggett. Borrowings under the Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.25% at September 30, 1996. The Facility contains certain financial covenants similar to those contained in the Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $175,000) and working capital (not to fall below a deficit of $35,000). At September 30, 1996, Liggett was in compliance with all covenants under the Facility. The Facility was reclassified to short-term debt because it becomes due on March 8, 1997. While management currently anticipates the maturity of the Facility will be extended and other terms of the Facility will be modified on satisfactory terms, no assurances can be given in this regard.

In December 1995, purchases by Liggett of $7,000 of 11.500% Senior Secured Series B Notes due 1993 - 1999 using availability under the Facility were credited against the mandatory redemption requirement for February 1, 1996. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 of Variable Rate Series C Senior Secured Notes due 1999 held in Liggett's treasury. While Liggett's management currently believes that funds will be available from cash flows from operations and borrowings under the Facility to meet the 1997 mandatory redemption requirement, no assurances can be given in this regard. There are no definite plans for funding Liggett's 1998 mandatory redemption requirement of $37,500 at this time.

At September 30, 1996, Liggett had a net capital deficiency of $167,833 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of certain debt covenants and if its lenders were to exercise acceleration rights under the Facility or the Liggett senior secured notes indentures or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

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

The Company believes that it will continue to meet its liquidity requirements through the twelve months ending September 30, 1997, although the BGLS Series B Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At September 30, 1996, the remaining amount available through December 31, 1996 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by BGLS' Series B Notes Indenture) is $3,225. In September 1996, the Company provided for its quarterly dividend of $1,387 with proceeds from the CVR distribution received in July 1996. Company expenditures (exclusive of Liggett and LDL) in 1996 include the $29,000 interest payment on the Series B Notes on July 31, 1996. In March and July 1996, New Valley declared and paid dividends on its Class A Preferred Shares in which NV Holdings received $6,183 and $18,550, respectively. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, proceeds from the sale of certain assets, additional public or private debt and/or equity financing and distributions from New Valley. New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.


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

Item 3.  Defaults Upon Senior Securities

         As of September 30, 1996, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,035,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $103.23 million or $99.70 per Class A Share; and (2) $110.47 million or $39.58 per Class B Share.

Item 4.  Submission of Matters to a Vote of Security-Holders

         During the third quarter of 1996, the Company submitted certain matters to a vote of security-holders at its Annual Meeting of Stockholders held on July 18, 1996 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         The following constitutes a brief description of the matters voted upon at the Annual Meeting and a tabulation of the results:

         Total shares of Common Stock outstanding as of June 17, 1996 (the record date) - 18,496,096

         Total shares of Common Stock voted in person or by proxy - 17,765,298

        1.   Election of Directors:

                                      For        Withhold
                                   ----------    --------
             Bennett S. LeBow      17,727,829     37,469
             Robert J. Eide        17,727,829     37,469
             Jeffrey S. Podell     17,727,829     37,469


        2. To ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors for the Company for the year ending December 31, 1996:


                   For          Against      Abstain
                   ---          -------      -------
                17,740,166      15,001       10,131

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10 Agreement of Termination made as of June 5, 1996, by and among Brooke Group Ltd., High River Limited the Schedule 13D Inc. with the as amended, with Corp.) BGLS Inc., New Partnership filed by, among Securities and respect to the Valley Corporation, (incorporated by others, Brooke Exchange Commission common stock of RJR ALKI Corp. and reference to Group Ltd. and BGLS on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.)


             27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only)

             27.2  BGLS Inc.'s Financial Data Schedule (for SEC use only)

             99.1 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly period ended September 30, 1996.

             99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly period ended September 30, 1996.

        (b)  Reports on Form 8-K

             No current reports on Form 8-K were filed by either Company during the third quarter of 1996.

                                   SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      BROOKE GROUP LTD.
                                      (REGISTRANT)

                                      By: /s/ Joselynn D. Van Siclen
                                      -----------------------------------
                                      Joselynn D. Van Siclen
                                      Vice President, Treasurer and Chief
                                        Financial Officer

                                      Date: November 14, 1996
                                            -----------------------------

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BGLS Inc.
                                        (Registrant)


                                        By: /s/ Joselynn D. Van Siclen
                                        -------------------------------------
                                        Joselynn D. Van Siclen
                                        Vice President, Treasurer and Chief
                                          Financial Officer


                                        Date: November 14, 1996
                                              -----------------