Form 10-Q/A
period 1996-09-30
BROOKE GROUP LTD; BGLS INC
filed 1996-11-15
CIK 59440, 927388

     THIS DOCUMENT IS A COPY OF THE JOINT QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 FILED ON NOVEMBER 15, 1996
           PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

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