Form 10-K405
period 1996-12-31
BROOKE GROUP LTD; BGLS INC
filed 1997-03-31
CIK 59440, 927388

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1996


                                BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

          DELAWARE                        1-5759                 51-0255124
(State or other jurisdiction of    Commission File Number     (I.R.S. Employer
       incorporation                                         Identification No.)
      or organization)

                                    BGLS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                        33-93576               13-3593483
(State or other jurisdiction of    Commission File Number     (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             100 S.E. Second Street
                              Miami, Florida 33131
                                  305/579-8000

     (Address, including zip code and telephone number, including area code, of the principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:


      Title of each class                              Name of each exchange on
                                                           which registered
       Brooke Group Ltd.
Common Stock, par value $.10 per share                          New York

          Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
[ X ] Yes [ ] No

     Explanatory Note: BGLS Inc. is required to file all reports required by
Section 13 or 15(d) of the Exchange Act in connection with its 15.75% Series B Senior Secured Notes due 2001. BGLS Inc. meets the conditions set forth in General Instruction I(l)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

     The aggregate market value of the voting stock held by non-affiliates of Brooke Group Ltd. as of March 21, 1997 was approximately $33,640,000. Directors and officers and ten percent or greater stockholders of Brooke Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

      At March 21, 1997, Brooke Group Ltd. had 18,097,096 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

                      Documents Incorporated by Reference:

     Part III (items 10, 11, 12 and 13) from the definitive Proxy Statement of Brooke Group Ltd. for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this report.

================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-K


                          T A B L E  O F  C O N T E N T S
                          - - - - -  - -  - - - - - - - -

                                                                       Page
                                     PART I

Item 1.   Business..................................................     1
Item 2.   Properties................................................    16
Item 3.   Legal Proceedings.........................................    17
Item 4.   Submission of Matters to a Vote of
              Security-Holders; Executive Officers
              of the Registrant.....................................    17

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
              Stockholder Matters...................................    19
Item 6.   Selected Financial Data...................................    20
Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations............................................    21
Item 8.   Financial Statements and Supplementary Data...............    35
Item 9.   Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure................    35

                                    PART III

Item 10.  Directors and Executive Officers of the
              Registrants...........................................    35
Item 11.  Executive Compensation....................................    35
Item 12.  Security Ownership of Certain Beneficial
              Owners and Management.................................    35
Item 13.  Certain Relationships and Related Transactions............    35

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K...................................    36

SIGNATURES..........................................................    47

                                     PART I
                                     ------


ITEM 1.    BUSINESS


GENERAL


     Brooke Group Ltd. (the "Company"), a Delaware corporation founded in 1980, is a holding company for a number of businesses. The Company is principally engaged, through its subsidiary Liggett Group Inc. ("Liggett"), in the manufacture and sale of cigarettes in the United States; through its subsidiary Brooke (Overseas) Ltd. ("BOL"), in the manufacture and sale of cigarettes in Russia; and through its investment in New Valley Corporation ("New Valley"), in the investment banking and brokerage business, in real estate development in Russia and the Ukraine, in the ownership and management of commercial real estate in the United States and in the acquisition of operating companies. The Company holds such businesses through its wholly-owned subsidiary, BGLS Inc., a Delaware corporation organized in 1990 ("BGLS").

     The Company is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, BGLS and New Valley, who owns directly or indirectly approximately 53% of the Company's common stock. The principal executive offices of the Company and BGLS are located at 100 S.E. Second Street, Miami, Florida 33131 and the telephone number is (305) 579-8000.


LIGGETT GROUP INC.

     GENERAL. The Company's tobacco business in the United States is conducted through its indirect wholly-owned subsidiary Liggett, which is the operating successor to the Liggett & Myers Tobacco Company. Substantially all of Liggett's manufacturing facilities are located in or near Durham, North Carolina. Liggett is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files periodic reports and other information with the Securities and Exchange Commission (the "SEC").

     Liggett is engaged in the manufacture and sale of cigarettes, primarily in the United States. According to The Maxwell Consumer Report, a recognized industry publication (the "Maxwell Report"), Liggett's domestic shipments of approximately 8.95 billion cigarettes during 1996 accounted for 1.9% of the total cigarettes shipped in the United States during such year. This represents a market share decline of 0.3% from 1995 and 0.4% from 1994. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in over 325 combinations of length, style and packaging.

     Liggett produces four premium cigarette brands: L&M, Chesterfield, Lark and Eve. Liggett's premium cigarettes represented approximately 33%, 32% and 33% of net sales (excluding federal excise taxes) in 1996, 1995 and 1994, respectively, and contributed a substantial portion of Liggett's operating profits for the respective periods. Liggett's share of the premium market segment was approximately 0.7% for 1996, compared to 0.8% and 0.9% for 1995 and 1994, respectively, according to the Maxwell Report.

     In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing Pyramid, a branded discount product which, at that time, sold for less than most other discount cigarettes. Liggett continues to produce discount cigarettes with a share of approximately 4.9% of the discount market segment for 1996, according to the Maxwell Report, compared to 5.5% and 5.4% for 1995 and 1994, respectively.

     At the present time, Liggett has no foreign operations other than through its investment in Liggett-Ducat Ltd. ("Liggett-Ducat"), which is engaged in the manufacture and sale of cigarettes in Russia (see "Brooke (Overseas) Ltd."). Liggett does not own the international rights to its premium cigarette brands. Liggett does, however, export cigarettes which are sold primarily in Eastern Europe and the Middle East. Export sales of approximately 473 million units accounted for approximately 5% of Liggett's 1996 total unit sales volume. Revenues from export sales were $3.3 million for 1996, compared to $5.4 million and $4.7 million for 1995 and 1994, respectively. Operating loss attributable to export sales for each of the years 1996, 1995 and 1994 was $1.8 million, $2.1 million and $1.1 million, respectively. Management's strategy is to increase volume in foreign markets only where Liggett can sell its brands at a profit.

     BUSINESS STRATEGY. Liggett's near-term business strategy is to reduce further certain operating and selling costs in order to increase the profitability of both its premium and discount products at their current unit sales volume and to reduce further its investment in working capital. As part of this strategy, Liggett restructured its headquarters and manufacturing operations and reduced its workforce by 235 positions in 1993 and reorganized its sales force in early 1994, reducing its field sales force by 150 permanent positions and adding approximately 300 part-time positions. Liggett has also reduced costs in both administrative and manufacturing functions by making additional modifications to its manufacturing operations and significantly curtailing employee benefit programs. In 1995, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees and reducing headcount by an additional 120 positions.

     In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett will further reduce its salaried, hourly and part-time headcount by a total of 273 positions (35%) over an eight-month transition period.

     Liggett's long-term business strategy in the premium segment of the market is to maintain or improve its profit margins in the face of declining unit sales and market share by improving operating efficiencies and implementing further cost reduction programs. Liggett's long-term business strategy in the discount segment of the market is to maintain its market share or improve its profit margins by consistently providing high-quality products and services at prices and on terms comparable to those available elsewhere in the market.

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

     Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. Liggett's largest single customer accounted for approximately 13.7% of net sales in 1996, and approximately 11.6% of net sales in 1995, the majority of which were in the private label discount segment. No single customer accounted for more than 10% of Liggett's net sales in 1994.

     Following the January 1997 restructuring, Liggett's marketing and sales functions will be performed by approximately 100 direct sales representatives calling on national and regional customer accounts, together with approximately 145 part-time retail sales consultants who service retail outlets. In addition, Liggett employs food broker groups in certain geographic locations to perform these marketing and sales functions.

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

     MANUFACTURING. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it, under long-term purchase commitments. As of December 31, 1996, approximately 73% of Liggett's commitments were for the purchase of foreign tobacco. Increasing tobacco costs due to reduced worldwide supply of tobacco, a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments and capitalized interest on leaf inventory will have an unfavorable impact on Liggett's operations during 1997.

     Liggett's cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in over 325 different brand styles under Eve's and CECOA's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

     While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

     COMPETITION. Liggett is the smallest of the five major manufacturers of cigarettes in the United States. The four largest manufacturers of cigarettes are Philip Morris, Inc. ("Philip Morris"),

R.J. Reynolds Tobacco Company ("RJR"), Brown & Williamson Tobacco Corporation, and Lorillard Tobacco Company, Inc.

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

     According to the Maxwell Report, Philip Morris' and RJR's sales together accounted for approximately 72.4% of the domestic cigarette market in 1996. Liggett's domestic shipments of approximately 8.95 billion cigarettes during 1996 accounted for 1.9% of the approximately 483 billion cigarettes shipped in the United States during such year, compared to 10.52 billion cigarettes (2.2%) and 11.32 billion cigarettes (2.3%) during 1995 and 1994, respectively.

     Industry-wide shipments of cigarettes in the United States have been declining for a number of years, although this trend reversed itself in 1996. While the Maxwell Report estimates that domestic industry-wide shipments increased by approximately 0.5% in 1996, Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to remain flat or decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have augmented cigarette price increases.

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

     LEGISLATION, REGULATION AND LITIGATION. Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett's management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which claim that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking.

     Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging . Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes.

     The Comprehensive Smoking Education Act ("CSEA"), which became effective October 12, 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements, in lieu of the prior warning notice, on a quarterly rotating basis: "SURGEON GENERAL'S

WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Shortened versions of these statements are also required, on a rotating basis, on billboard advertisements. By a limited eligibility amendment to the CSEA for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation.

     On August 28, 1996, the Food and Drug Administration ("FDA") filed in the Federal Register a Final Rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. A hearing on the tobacco industry's motion for summary judgment in that case was held on February 10, 1997 and a decision by the court is expected soon. The FDA's proposed restrictions, some of which became effective as early as February 28, 1997, purport to: (i) limit access to tobacco products and (ii) limit advertising and marketing. Management is unable to predict whether the Final Rule will be upheld as enforceable against the industry. Management is also unable to predict the effects of the proposed restrictions, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

     The Company and Liggett, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed rule making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the tobacco litigation settlements in Note 16 to the Consolidated Financial
Statements of the Company and BGLS (the "Company's Consolidated Financial Statements") included elsewhere in this report.

     In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. Regulations adopted pursuant to this legislation are scheduled to become effective on July 1, 1997. On February 7, 1997, the United States District Court for the District of Massachusetts denied an attempt to block the new legislation on the ground that it is preempted by federal law.

     In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government.

     After an audit, the United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and was subject to a DMA of approximately $5.5 million. Liggett has agreed to pay this assessment in quarterly installments, with interest, over a five-year period. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, Liggett was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

     On September 13, 1995, the President of the United States issued Presidential Proclamation 6821, which established a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. In addition, the Presidential Proclamation served to limit the application of the legislation establishing the DMA to only those activities occurring in calendar year 1994.

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

     In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

     In January 1993, the United States Environmental Protection Agency ( "EPA") released a report on the respiratory effect of environmental tobacco smoke ("ETS") which concluded that ETS is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

     The State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made by the state as a result of such smoking-related diseases. On February 22, 1995, suit was commenced by the State of Florida, acting through the Agency for Health Care Administration, against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future, by the State of Florida, to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sale of cigarettes in Florida. The Florida action is scheduled for trial in August 1997. In addition to Florida, 21 states (and several municipalities) have brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. Other states are contemplating initiating similar litigation. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Cigarette Industry - Legislation and Litigation" and Note 16 to the Company's Consolidated Financial Statements for a discussion of such legislation and related litigation, and of the Company's and Liggett's recent Attorneys General settlements.

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

     While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to Liggett's lack of foreign operations with the exception of its investment in Liggett-Ducat, and minimal export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to grow the existing markets.

     The price of cigarettes includes federal excise taxes at the rate of $12.00 per 1,000 cigarettes. A substantial excise tax increase could accelerate the trend away from smoking.

     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 14, 1997, there were 108 individual suits, 12 purported class actions and 22 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant. The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practice laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. The claims asserted in the Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act.

     On March 12, 1996, Liggett, together with the Company, entered into an agreement to settle the CASTANO class action tobacco litigation (which is no longer in effect due to the recent settlements discussed below), and on March 15, 1996, Liggett, together with the Company, entered into an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states. On March 20, 1997, Liggett, together with the Company, entered into comprehensive settlements with each of the remaining 17 states which have filed Medicaid actions and with a nationwide class of individuals and entities that allege smoking-related claims. See the discussion of the settlements in Note 16 to the Company's Consolidated Financial Statements.

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

     Management believes that Liggett is in compliance in all material respects with the laws regulating cigarette manufacturers.

     See Note 16 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.


BROOKE (OVERSEAS) LTD.

     LIGGETT-DUCAT LTD. Brooke (Overseas) Ltd. ("BOL"), a wholly-owned subsidiary of BGLS, is engaged in the manufacture and sale of cigarettes in Russia through Liggett-Ducat, a Russian joint stock company. BOL owns a 75.33% equity interest in Liggett-Ducat, and Liggett owns a 19.97% interest in Liggett-Ducat acquired on July 5, 1996. On that date, Liggett purchased from BOL 140,000 shares of Liggett-Ducat's tobacco operations for $2.1 million. Liggett also acquired from BOL a ten-year option to purchase up to 292,407 additional shares of Liggett-Ducat stock at the same per share price ($15.00) for $3.4 million, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee is to be credited against the purchase price. In addition, on March 13, 1997, Liggett acquired another ten-year option from BOL for $2.2 million entitling Liggett to purchase the remaining shares of Liggett-Ducat owned by BOL on the same terms. See Note 4 to the Company's Consolidated Financial Statements.

     Liggett-Ducat, one of Russia's leading cigarette producers since 1892, manufactured and marketed 11.4 billion cigarettes in 1996. Liggett-Ducat produces or has rights to produce 19 different brands of cigarettes, including Russian brands such as PEGAS, PRIMA, NOVOSTI AND BALOMORKANAL.

     Liggett-Ducat manufactures three types of cigarettes: filter, non-filter and papirossi. Paparosi is a traditional type of Russian cigarette featuring a long paper filter comprising two-thirds of the cigarette with tobacco filling up the balance. In 1996, Liggett-Ducat sold 3.1 billion filter cigarettes (27%), 6.7 billion non-filter cigarettes (59%) and 1.6 billion papirossi (14%).

     The long-term strategy of Liggett-Ducat is to upgrade the quality of its traditional Russian cigarette brands to international standards and to expand the range of cigarettes it offers to include the higher-margin American blend and international blend cigarettes. The new types of cigarettes will appeal to the growing segment of the market that prefers American blend cigarettes over traditional Russian blended cigarettes. Russian blend cigarettes have a very strong flavored oriental tobacco blend with a heavy pungent odor, while the American blend is a lighter flavored Virginia tobacco blend. The international blend will be a mix between Russian and American blends. As markets have developed in Eastern Europe, consumer preferences have typically shifted toward international and American blend cigarettes.

     Liggett-Ducat produces its cigarettes in a 150,000 square foot factory complex located on Gasheka Street in downtown Moscow and operates a 150,000 square foot warehouse outside of the city. Liggett-Ducat plans to build a new cigarette factory on the outskirts of Moscow on land it has leased for a term of 49 years. The new factory, which will utilize Western cigarette making technology and have a capacity of 24 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Preliminary construction has commenced, and management is actively pursuing various potential financing alternatives that would permit the new factory to be operational by the end of 1998, although no assurance can be given that such financing can be obtained on satisfactory terms.

     Liggett-Ducat currently manufactures its cigarettes on four production lines, comprised of both Russian-made and imported machinery. Liggett-Ducat is currently upgrading the equipment at the existing factory to improve its operations, and all upgraded equipment will be utilized at the new factory. During 1996, Liggett-Ducat installed an upgraded primary processing complex manufactured by GBE Tobacco which will enable the factory to produce international standard cigarettes. In addition, Liggett-Ducat recently acquired a new filter-making complex from Hoechst Celanese which allows Liggett-Ducat to produce Western quality filters, previously purchased from outside vendors, and installed a new rejected cigarette tobacco reclamation machine to reduce waste.


     The Russian cigarette market is one of the largest and fastest growing cigarette markets in the world. Annual consumption of cigarettes is estimated at 250 billion units in Russia (1996 estimate), making the market the third largest in the world after the United States and China. The potential size of the market is estimated by management at up to 450 billion units per year. Approximately 61% of Russian men and 17% of Russian women are estimated to smoke cigarettes. The market has been growing rapidly over the past several years (particularly the female market) as imported cigarettes have become available to satisfy increasing demand.

     Growth in consumption has been restrained historically by static domestic cigarette making capacity. In 1996, approximately 150 billion cigarettes (68% of the market) were produced domestically. Excess demand and demand for Western style cigarettes were satisfied by approximately 100 billion units of imported cigarettes (40% of the market).

     New Russian customs legislation has served to support local producers. During the past twelve months, the Russian Government raised the duties on imported cigarettes several times to a current effective rate of 115% of cost. In the past, many imported cigarettes were sold illegally without payment of required duties. Recent efforts to improve enforcement of import duties, if successful, will further increase the differential between the price of imported and domestic cigarettes. Imported cigarettes currently range in price at retail from approximately 2,000 to

18,000 rubles ($.35 to $3.16) per pack, as compared to domestically produced cigarettes which sell for approximately 650 to 8,000 rubles ($.11 to $1.40) per pack.

     Liggett-Ducat's brands currently compete primarily against those of other Russian cigarette makers. Liggett-Ducat as well as other Russian producers sell their cigarettes at the lowest price points in the market. Competition in this sector of the market is generally based on price and name recognition of the producing factory. There is very limited advertising of these products, typically only in trade publications and wholesale catalogs. Liggett-Ducat's brands also compete to a lesser extent against lower priced imported cigarettes from Eastern Europe and Asia.

     In order to increase their presence in the vast Russian market and avoid import duties, several of the major international cigarette manufacturers have begun to produce American and international blend cigarettes domestically. Such activities by companies with well established, international brands will provide significant additional competition to Liggett-Ducat as its seeks to increase its sales of such higher margin products upon completion of the new factory.

     SALE OF BROOKEMIL LTD. Until January 31, 1997, BOL was also engaged in the real estate development business in Moscow through its subsidiary BrookeMil Ltd. ("BML"). On January 31, 1997, BOL entered into a stock purchase agreement (the "Purchase Agreement") with New Valley, pursuant to which BOL sold 10,483 shares of the common stock of BML to New Valley, comprising 99.1% of the outstanding shares of BML (the "BML Shares"). The following description of the BML sale is qualified in its entirety by reference to the Purchase Agreement and the annexes thereto, copies of which are incorporated by reference as an exhibit to this report and are incorporated herein by reference. See Note 4 to the Company's Consolidated Financial Statements for a discussion of the transaction and information regarding a pending lawsuit relating to New Valley's purchase of the BML Shares.

     New Valley paid to BOL, for the BML Shares, a purchase price of $55 million, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of New Valley (the "Note"). The Note is collateralized by the BML Shares and is payable $21.5 million on June 30, 1997 and $12 million on December 31, 1997. The transaction was approved by the independent members of the Board of Directors of the Company. The Company retained independent legal counsel in connection with the evaluation and negotiation of the transaction.

     BML is developing the three-phase Ducat Place complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 square foot Class-A office building, was successfully built and leased. Tenants include Citicorp, the G-7 Group of Nations and the European Bank for Reconstruction and Development. In 1995, BML began construction of Ducat Place II, a premier 150,000 square foot office building. Ducat Place II has been pre-leased to a number of leading international companies including Motorola, Conoco, Lukoil-Arco and Morgan Stanley. The third phase, Ducat Place III, is planned as a 400,000 square foot mixed-use complex, with construction anticipated to commence in 1998.

     In connection with the purchase of the BML Shares by New Valley, certain specified liabilities of BML, aggregating approximately $ 40.8 million, remained as liabilities of BML after the closing. These liabilities include a $20.4 million loan due in 1997 to Vneshtorgbank, a Russian bank, for the construction of Ducat Place II, which is collateralized by a mortgage on the building. In addition, the liabilities of BML include approximately $13.8 million of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

     The site of the proposed third phase of the Ducat project is currently used by Liggett-Ducat as the site for its existing cigarette factory. In connection with the sale of the BML Shares, Liggett-Ducat entered into a Use Agreement with BML whereby Liggett-Ducat is permitted to continue to utilize the site on the same basis as in the past. The Use Agreement is terminable by BML on 270 days' prior notice. In addition, New Valley has the right under the Purchase Agreement to require BOL and BGLS to repurchase this site for the then appraised fair market value, but in no event less than $13.6 million, during the period Liggett-Ducat operates the factory on such site.


NEW VALLEY CORPORATION

     New Valley is engaged, through its ownership of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), in the investment banking and brokerage business, through its ownership of BML, in the real estate development business in Russia and the Ukraine, through its New Valley Realty division, in the ownership and management of commercial real estate in the United States, and in the acquisition of operating companies. New Valley is registered under the Exchange Act and files periodic reports and other information with the SEC.

     The Company indirectly holds, through BGLS and BGLS' wholly-owned subsidiary, New Valley Holdings, Inc. ("NV Holdings"), approximately 42% of the voting interest in New Valley. This approximate 42% interest consists, as of March 25, 1997, of (i) 19,748 shares of common stock (the "New Valley Common Shares") (approximately 0.2% of the class) and 250,885 shares of $3.00 Class B Cumulative Convertible Shares (the "Class B Preferred Shares") (approximately 9.0% of the class) held directly by BGLS and (ii) 3,969,962 New Valley Common Shares (approximately 41.4% of the class) and 618,326 $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares (the "Class A Preferred Shares") (approximately 57.7% of the class) held by NV Holdings. See Note 2 to the Company's Consolidated Financial Statements.

     Bennett S. LeBow, Chairman of the Board, President and Chief Executive Officer of the Company and of BGLS and the controlling stockholder of the Company, serves as Chairman of the Board and Chief Executive Officer of New Valley. Howard M. Lorber, a consultant to the Company and its subsidiaries and a stockholder of the Company, serves as President and Chief Operating Officer, and is a director, of New Valley. Richard J. Lampen, Executive Vice President of the Company and of BGLS, serves as Executive Vice President, and is a director, of New Valley. Richard S. Ressler, a greater than 5% stockholder of the Company and a former consultant to the Company and its subsidiaries, serves as a director of New Valley.

     On January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan was confirmed by the United States Bankruptcy Court for the District of New Jersey, Newark Division on November 1, 1994, and pursuant thereto, New Valley effected certain related asset dispositions. For further information with respect to the asset dispositions, see "Dispositions Pursuant to the Joint Plan", below.


Acquisitions by New Valley

     LADENBURG THALMANN & CO. INC. On May 31, 1995, New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer which has been a member of the New York Stock Exchange since 1876. Its specialties include investment banking, trading, research, market making, client services, institutional sales and asset management.

     Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities and over-the-counter trading areas include trading a variety of financial instruments in both national and international markets. Ladenburg's client services and institutional sales departments serve over 20,000 accounts worldwide and its asset management area provides investment management and financial planning services to individuals and institutions.

     Ladenburg is a wholly-owned subsidiary of Ladenburg Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. Ladenburg Thalmann International ("LTI"), a wholly-owned subsidiary of Ladenburg Group, is engaged in establishing a corporate finance and capital markets presence in Russia and the Ukraine, seeking, among other things, mandates to raise capital for local corporate issuers in the international capital markets. LTI, headquartered in New York City, has offices in Kiev, Ukraine and Moscow, Russia.

     BROOKEMIL LTD. On January 31, 1997, New Valley acquired the BML Shares, representing 99.1% of the outstanding shares of BML from BOL. The Company paid to BOL a purchase price of $55 million, consisting of $21.5 million in cash and the $33.5 million 9% Note of New Valley. The Note is collateralized by the BML Shares and is payable $21.5 million on June 30, 1997 and $12 million on December 31, 1997. For further information with respect to this transaction, see "Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.".

     NEW VALLEY REALTY DIVISION. On January 10 and January 11, 1996, New Valley acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing. The Office Buildings and Shopping Centers are being operated through New Valley's New Valley Realty division.

     The Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. New Valley acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller is an affiliate of Bellemead Development Corporation, which is indirectly wholly-owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows:
(i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan;
(ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan;
(iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranges from approximately 50,300 square feet to approximately 244,000 square feet.

     New Valley acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and, as of March 25, 1997, the Office Buildings were fully occupied.

     Concurrently with the acquisition of the Office Buildings, New Valley engaged a property-management affiliate of Sellers that had previously managed the Office Buildings to act as the managing agent and leasing agent for the Office Buildings. The agreement has a fifteen-year term, but may be terminated by either party on 60 days' notice without cause or economic penalty.

     On January 11, 1996, New Valley acquired the Shopping Centers from various limited partnerships (AP Century I., L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P., AP Century VIII, L.P., and AP Century IX, L.P.) (each, a "Partnership") for an aggregate purchase price of $72.5 million. Each Partnership is an affiliate of Apollo Real Estate Investment Fund, L.P ("Apollo"). The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. New Valley acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of March 25, 1997, the aggregate occupancy of the Shopping Centers was approximately 92%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

     The purchase price paid for the Shopping Centers was as follows: (i) $3.9 million for the Marathon Shopping Center property, located in Marathon, Florida;
(ii) $9.8 million for the Village Royale Plaza Shopping Center property, located in Royal Palm Beach, Florida; (iii) $6.0 million for the University Place property, located in Lincoln, Nebraska; (iv) $9.6 million for the Coronado Shopping Center property, located in Santa Fe, New Mexico; (v) $7.3 million for the Holly Farm Shopping Center property, located in Milwaukee, Oregon; (vi) $10.6 million for the Washington Plaza property, located in Richland, Washington; (vii) $12.4 million for the Marysville Towne Center property, located in Marysville, Washington; and (viii) $12.9 million for the Kanawha Mall property, located in Charleston, West Virginia (the properties described in clauses (i), (ii), (v), (vii) and (viii) are subject to an underlying mortgage in favor of a single lender and are referred to collectively as the "Properties"). See Notes 3 and 7 to New Valley's Consolidated Financial Statements accompanying this report.

     Concurrently with the acquisition of the Shopping Centers, New Valley engaged a property-management firm, whose principals were the former minority partners in the Partnerships, that had previously operated the Shopping Centers to act as the managing agent and leasing agent for the Shopping Centers. Effective December 31, 1996, such firm's engagement was terminated, and Kravco Company was engaged as managing agent and leasing agent for the Kanawha Mall and Insignia Commercial Group, Inc. as managing agent and leasing agent for the remaining Shopping Centers.

     The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. As of March 25, 1997, an affiliate of Apollo and the Partnerships was the holder of debt securities of BGLS. The foregoing description of these acquisitions by New Valley is qualified in its entirety by reference to the purchase agreements, copies of which are incorporated by reference as exhibits to New Valley's Annual Report on Form 10-K for the year ended December 31, 1996, and are incorporated by reference herein.

     RJR NABISCO HOLDINGS CORP. As of March 14, 1997, New Valley held approximately 1.06 million shares of common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco") with a market value of approximately $36.0 million (cost of $32.6 million). For additional information concerning

New Valley's investment in RJR Nabisco and the Company's and BGLS' involvement with respect thereto and related matters, see "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Certain Matters Relating to RJR Nabisco" and Note 3 to the Company's Consolidated Financial Statements.

     THINKING MACHINES CORPORATION. On January 11, 1996, Ladenburg Thalmann Capital Corp. ("Ladenburg Capital"), the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "TMC Plan") of Thinking Machines Corporation ("Thinking Machines") made a $10.6 million convertible bridge loan (the "Loan") to TMCA Acquisition Corp. ("TMCA"). TMCA is an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines, currently a developer and marketer of data mining and knowledge discovery software and, through 1996, of parallel software for high-end and networked computer systems (discontinued in 1996).

     On February 8, 1996, the date of confirmation of the TMC Plan, Thinking Machines emerged from bankruptcy and merged with TMCA pursuant to the TMC Plan. As a result of the merger, the Loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines has used the Loan proceeds to help fund its advanced product development and marketing.

     Thinking Machines produces, markets and sells data mining and knowledge discovery software and services. Darwin(TM), the company's open, scaleable data mining application, enables businesses to reveal patterns, trends and correlations that exist hidden in very large corporate databases. With this information, organizations can (i) improve the effectiveness and profitability of marketing programs, including telemarketing, direct mail and cross-selling;
(ii) formulate strategies to strengthen vendor and customer relationships; (iii) identify fraudulent transactions or situations; and (iv) perform risk-assessment for credit programs. Thinking Machines has initially focused on marketing Darwin to the financial (e.g., banking, credit card, insurance, securities) and telecommunications industries. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services.

     During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and intends to sell the remaining parallel processing service business in 1997.

     MISCELLANEOUS INVESTMENTS. In 1995, New Valley made an investment of $1 million in convertible preferred stock of PC411, Inc. ("PC411"), a development stage company which provides on-line electronic directory assistance to personal computer users. PC411 is currently offering a limited version of the PC411 service over the Internet. PC411's long-term strategy is to position itself as an Internet/intranet (private server based networks) information publishing and distribution company.

     In June 1996, New Valley determined that, based on PC411's operating losses incurred, an other than temporary impairment in the value of its investment had occurred and, accordingly, $1.0 million was provided as an impairment charge. In June 1996, New Valley entered into a loan agreement with PC411 pursuant to which New Valley agreed from time to time to lend PC411 up to an aggregate of $750,000. Through March 14, 1997, New Valley has advanced PC411 approximately $538,000 thereunder. In connection with the loan agreement, the conversion ratio on the preferred stock was increased and, upon conversion of the preferred stock in January

1997, New Valley held 67% of the outstanding common shares of PC411. In February 1997, PC411 filed a registration statement with the SEC relating to a proposed initial public offering.

     In addition, as of December 31, 1996, New Valley's long-term investments included investments in limited partnerships of $7.1 million, equity in a joint venture of $3.8 million, an equity investment in a foreign corporation of $2.0 million (which New Valley has subsequently sold for an amount approximating its cost), and other investments of $.42 million. See Note 8 to New Valley's Consolidated Financial Statements accompanying this report.

     New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that New Valley will be successful in targeting or consummating any such acquisitions.

Dispositions Pursuant to the Joint Plan

     Pursuant to the Joint Plan, on November 15, 1994, New Valley sold the assets and operations with which it provided domestic and international money transfer services, bill payment services, telephone cards, money orders and bank card services (collectively, the "Money Transfer Business") which included the capital stock of its subsidiary, Western Union Financial Services, Inc. ("FSI") and certain related assets, to First Financial Management Corporation ("FFMC"), and, on January 13, 1995, it sold to FFMC all of the trademarks and tradenames used in the Money Transfer Business and constituting the Western Union name and trademark. The aggregate purchase price was approximately $1.193 billion, including $893 million in cash and $300 million representing the assumption by FFMC of substantially all of New Valley's obligations under its pension plan. Pursuant to the Joint Plan, all of New Valley's debt and allowed claims were satisfied in full and all classes of equity and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

     Through October 1, 1995, New Valley was engaged in the messaging services business through its wholly-owned subsidiary, Western Union Data Services Company, Inc. ("DSI"). On October 31, 1995, New Valley completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of DSI to FFMC for $20 million, subject to certain adjustments. This transaction was effective as of October 1, 1995.


CERTAIN DISPOSITIONS AND OTHER MATTERS

     On July 15, 1996, BGLS sold substantially all of the non-cash assets and certain liabilities of COM Products Inc., a subsidiary engaged in the sale of micrographics equipment and supplies, for approximately $4.2 million. See Note 8 to the Company's Consolidated Financial Statements. On January 31, 1997, BOL sold the BML Shares to New Valley for $55 million. See "Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.".

     The Company and BGLS are presently considering a reorganization in which, among other things, substantially all of the assets of BGLS other than Liggett, would be transferred to a newly formed holding company that would hold all of the capital stock of the Company ("Holdco"). Holdco would retain an indirect interest in Liggett through its ownership of the Company.


EMPLOYEES

     At December 31, 1996, the Company and its consolidated subsidiaries had approximately 1,545 full-time employees, of whom approximately 584 were employed by Liggett and approximately 952 were employed by Liggett-Ducat. Additionally, Liggett employs approximately 145 people on a part-time basis. Approximately 21% of the Company's (including its consolidated subsidiaries) employees are hourly employees and are represented by unions. The Company and its consolidated subsidiaries have not experienced any significant work stoppages since 1977, and the Company believes that relations with its employees and their unions are satisfactory.


ITEM 2.    PROPERTIES

     The Company's and BGLS' principal executive offices are located in Miami, Florida. The Company subleases 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which it shares with BGLS and New Valley and various of their subsidiaries. New Valley has entered into an expense-sharing arrangement for use of such office space. The sublease expires on February 28, 1999.

     Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 1996, the principal properties owned or leased by Liggett are as follows:


                                                 Owned         Approximate
                                                   or             Total
      Type                   Location            Leased          Footage
      ----                   --------            ------        -----------

   Office and
    Manufacturing Complex    Durham, NC          Owned          1,231,000
   Warehouse                 Durham, NC          Owned            203,000
   Storage Facilities        Danville, VA        Owned            578,000
   Distribution Center       Durham, NC          Leased           240,000


     Liggett's Durham, North Carolina complex consists of 15 major structures over approximately 20 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

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

     On May 14, 1996, Liggett sold certain surplus realty in Durham, North Carolina to the County of Durham for a sale price of $4.3 million. The Company recognized a gain of approximately $3.6 million on the sale.

     On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty in Durham, North Carolina, for a sale price of $2.2 million. The Company will recognize a gain of approximately $1.6 million on the sale.

     Ligget-Ducat has a 49-year land lease on a site on the outskirts of Moscow, Russia where Liggett-Ducat plans to build a new cigarette factory. Liggett-Ducat utilizes the site for its existing cigarette factory in Moscow pursuant to a Use Agreement with BML. See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd."

ITEM 3.    LEGAL PROCEEDINGS

     Reference is made to Notes 4 and 16 to the Company's Consolidated Financial Statements, which contain a description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     During the last quarter of 1996 no matter was submitted to the Company's stockholders for their vote or approval, through the solicitation of proxies or otherwise. Such information with respect to BGLS is omitted due to the fact that BGLS meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.


EXECUTIVE OFFICERS OF THE REGISTRANTS

     The table below, together with the accompanying text, present certain information regarding all current executive officers of the Company and of BGLS as of March 25, 1997. Each of the executive officers of the Company and of BGLS serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.


                                                                                   Year individual
                                                                                      became an
                        Name              Age               Position              executive officer
                        ----              ---               --------              -----------------
                Bennett S. LeBow           59        Chairman of the Board,              1990
                                                       President and Chief
                                                       Executive Officer of the
                                                       Company and of BGLS

                Richard J. Lampen          43        Executive Vice President            1996
                                                       of the Company and
                                                       of BGLS

                Joselynn D. Van Siclen     56        Vice President, Chief               1996
                                                       Financial Officer and
                                                       Treasurer of the
                                                       Company and of BGLS

                Ronald S. Fulford          62        Chairman of the Board,              1996
                                                       President and Chief
                                                       Executive Officer of
                                                       Liggett

     BENNETT S. LEBOW has been the Chairman of the Board, President and Chief Executive Officer of the Company, a New York Stock Exchange-listed holding company, since June 1990, and has been a director of the Company since October 1986. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS, which directly or indirectly holds the Company's equity interests in several private and public companies. Each of the public companies have been, directly or indirectly, operating companies.

     Mr. LeBow has been a director of Liggett since June 1990 and Chairman of the Board of Liggett from July 1990 to May 1993. He served as one of three interim Co-Chief Executive Officers from March 1993 to May 1993.

     He has been Chairman of the Board of New Valley, in which the Company holds an indirect voting interest of approximately 42%, since January 1988, and Chief Executive Officer since November 1994. In November 1991, an involuntary petition seeking an order for relief under Chapter 11 of Title 11 of the United States Code was commenced against New Valley by certain of its bondholders. New Valley emerged from bankruptcy reorganization proceedings in January 1995. He has been Chairman of the Board, President and Chief Executive Officer of NV Holdings since September 1994.

     He was a director of MAI Systems Corporation ("MAI"), the Company's former indirect majority-owned subsidiary from September 1984 to October 1995, Chairman of the Board from November 1990 to May 1995 and the Chief Executive Officer from November 1990 to April 1993. In April 1993, MAI filed for protection under Chapter 11 of Title 11 of the United States Code. In November 1993, MAI emerged from bankruptcy reorganization proceedings. MAI is engaged in the development, sale and service of a variety of computer and software products.

     RICHARD J. LAMPEN has served as the Executive Vice President of the Company and of BGLS since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc. from 1986 to April 1992. Mr. Lampen is a director of New Valley, Thinking Machines and PC411. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation and The International Bank of Miami, N.A., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     JOSELYNN D. VAN SICLEN has been Vice President, Chief Financial Officer and Treasurer of the Company and of BGLS since May 1996, and currently holds various positions with certain of BGLS' subsidiaries, including Vice President and Treasurer of Eve Holdings, Inc., a wholly-owned subsidiary of Liggett, since April 1994 and May 1996, respectively. Prior to May 1996, Ms. Van Siclen served as Director of Finance of the Company and was employed in various accounting capacities for various subsidiaries of the Company since 1992. Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P.

     RONALD S. FULFORD has served as Chairman of the Board, President and Chief Executive Officer of Liggett since September 1996. Mr. Fulford has also served as a consultant to the Company since March 1996. From June, 1986 until February 1996, Mr. Fulford served as Executive Chairman of Imperial Tobacco ("Imperial"), the British tobacco unit of the British conglomerate Hanson PLC ("Hanson"). Before Imperial, Mr. Fulford was chief executive of three other Hanson companies: London Brick, British EverReady UK & South Africa and United Gas Industries UK & Europe.

                                     PART II


ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.10 par value per share, is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "BGL". The high and low sale prices for a share of the Company's common stock on the NYSE, as reported by the NYSE, for each fiscal quarter of 1996 and 1995 were as follows (in dollars):

           Year                       High          Low
           ----                       ----          ---

           1996:
           ----
           Fourth Quarter             5 3/4         4 1/4
           Third Quarter              6 1/4         4 5/8
           Second Quarter             8 7/8         5 5/8
           First Quarter             10 1/8         7 3/4

           1995:
           ----
           Fourth Quarter             9 7/8         6 5/8
           Third Quarter             11 3/8         4 3/8
           Second Quarter             5 1/2         3 1/8
           First Quarter              4 1/4         3 15/64


     There is no public market for BGLS' common stock, $.01 par value per share, as all of such common stock is held by the Company.


HOLDERS

     At March 14, 1997, there were 338 holders of record of the Company's common stock.

DIVIDENDS

     During 1996 and 1995, the Company declared and paid regular quarterly cash dividends of $.075 per share on its common stock. The declaration of future cash dividends is within the discretion of the Board of Directors of the Company and is subject to a variety of contingencies such as market conditions, earnings and the financial condition of the Company as well as the availability of cash. The payment of dividends and other distributions to the Company by BGLS are subject to the Indenture. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity".


RECENT SALES OF UNREGISTERED SECURITIES

     Since 1994, the Company has issued an aggregate of 500,000 shares of its common stock and granted stock options to purchase 500,000 and 1,000,000 shares of common stock at $2.00 per share and $1.00 per share, respectively, to a consultant who serves as a director and President of New Valley. In addition, in 1997, the Company granted stock options to purchase 422,000 shares of common stock at $5.00 per share to certain employees. These transactions did not involve public offerings of the Company's securities and were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder. See Note 15 to the Company's Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA



                                               -------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                    1996              1995              1994             1993              1992
                                               -------------------------------------------------------------------------------------
                                                                  (dollars in thousands, except per share amounts)
Statement of Operations Data:

Revenues(1)................................         $452,656         $461,459          $479,343          $493,041         $632,791
Restructuring charges......................                                                               (11,913)
(Loss) income from continuing operations...          (64,918)         (45,344)          (17,991)          (69,228)          (7,724)
Income (loss) from discontinued
     operations(2).........................            2,385           21,229           174,683            62,001         (232,397)
(Loss) income from extraordinary items.....                            (9,810)          (46,597)          153,741            7,994
Net (loss) income..........................          (62,533)         (33,925)          110,095           106,780         (232,127)
(Loss) income from continuing operations
   per share(3)............................            (3.41)           (1.56)            (1.02)            (4.19)           (1.10)
Income (loss) from discontinued operations
   per share...............................             0.13             1.16              9.92              3.45           (11.01)
(Loss) income from extraordinary items
   per share...............................                             (0.54)            (2.65)             8.55             0.38
Net (loss) income per share(3).............            (3.28)           (0.94)             6.25              5.60           (11.73)
Cash distributions declared per common
   share(4)................................             0.30             0.30                                                 0.42


Balance Sheet Data:

Current assets.............................         $ 80,552         $ 96,615         $  87,504          $114,411         $256,160
Total assets ..............................          177,677          225,620           229,425           164,819          366,206
CVR liability(5)...........................                                                                                 44,943
Current liabilities........................          204,463          119,177           144,351           220,207          493,631
Notes payable, long-term debt and
   other obligations, less current portion.          378,243          406,744           405,798           389,671          452,188
Noncurrent employee benefits, deferred
   credits and other long-term liabilities.           49,960           55,803            54,128            69,623           65,332
Stockholders' equity (deficit).............         (454,989)        (356,104)         (374,852)         (514,682)        (644,945)

------------------------

(1) Revenues include federal excise taxes of $104,518, $123,420, $131,877, $127,341 and $147,701, respectively.
(2)  See Note 5 to the Company's Consolidated Financial Statements.
(3) Per share computations include the impact of New Valley's repurchase of Class A Preferred Shares in 1996 and 1995 and the impact of the CVR liability in the years 1993 and 1992.
(4)  Cash dividends declared per common share exclude other distributions. See
     Note 5 to the Company's Consolidated Financial Statements.
(5)  See Note 16 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

The following discussion provides an assessment of the results of operations, capital resources and liquidity of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of BGLS, Liggett, BOL, NV Holdings, other less significant subsidiaries and, as of December 29, 1995, Liggett-Ducat.

The Company holds an equity interest in New Valley, which sold its money transfer business in November 1994 and its messaging service business in 1995. See Notes 2 and 5 to the Company's Consolidated Financial Statements. Accordingly, the Company's earnings from discontinued operations for the year ended December 31, 1994 and 1995 reflect its portion of the gains ($139,935 and $5,231, respectively) on disposal of those operations. The Company accounts for its share of earnings based on its ownership of New Valley Common Shares, Class B Preferred Shares and Class A Preferred Shares, which at December 31, 1996 was approximately 42%, 58% and 9%, respectively. The Common Shares are accounted for pursuant to the equity method; the Class A Preferred Shares and the Class B Preferred Shares (which Class B shares were acquired in 1995) are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

On February 13, 1995, the Board of Directors of the Company distributed a special dividend of one share of MAI common stock for every six shares of the Company's common stock (the "MAI Distribution"). In 1995, the Company sold its remaining shares in SkyBox International Inc. ("SkyBox"), its former subsidiary whose shares were distributed to the holders of the Company's common stock in 1993. Results of MAI and SkyBox have been reclassified as discontinued operations for all periods presented. See Note 5 to the Company's Consolidated Financial Statements.

On January 31, 1997, BOL sold its interest in BML, a real estate investment company doing business in Russia, to New Valley. See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd." and Note 4 to the Company's Consolidated Financial Statements.

For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco and real estate.


RECENT DEVELOPMENTS

Certain Matters Relating to RJR Nabisco

As of December 31, 1996, New Valley held 1,741,000 shares of RJR Nabisco common stock with a market value of $59,199 (cost of $53,372). From the period January 1, 1997 to March 14, 1997, New Valley sold approximately 678,000 shares of RJR Nabisco common stock and recognized a gain on sales of $2,243. At March 14, 1997, New Valley held 1,063,000 shares of RJR Nabisco common stock with a market value of $35,997 (cost of $32,574). New Valley's unrealized gain on its investment in RJR Nabisco common stock decreased from $5,827 at December 31, 1996 to $3,423 at March 14, 1997.

For the year ended December 31, 1996, New Valley had expensed $11,724 for costs relating to the investment in RJR Nabisco common stock. Pursuant to a December 27, 1995 agreement, New Valley agreed, among other things to pay directly or reimburse the Company and its subsidiaries for out-of-pocket expenses in connection with the Company's solicitation of consents and proxies from the shareholders of RJR Nabisco. Pursuant to this agreement, New Valley reimbursed the Company and its subsidiaries $2,453, of which $1,034 was expensed in 1996.

On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to an additional 1,000,000 shares of RJR Nabisco common stock. The Swap was terminated during the third quarter of 1996. New Valley realized a loss of $7,305 on the Swap.

New Valley

On July 29, 1996, New Valley completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of New Valley's Common Shares. After giving effect to this reverse stock split, the Company now holds 3,989,710 (41.7%) Common Shares.

On January 11, 1996, a subsidiary of New Valley made a $10,600 convertible bridge loan to finance Thinking Machines, a developer and marketer of parallel software for high-end and networked computer systems. In February 1996, the loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines.

In October 1996, Thinking Machines adopted a plan to dispose of its parallel processing computer segment. A gain on disposal of $2,386 was offset by a net loss from discontinued operations of $3,818 for the year ended December 31, 1996, net of minority interests benefit.

On January 11, 1996, New Valley Realty, a division of New Valley, completed the acquisition of four office buildings and eight shopping centers for an aggregate purchase price of $183,900 which consisted of $23,900 in cash and $160,000 in non-recourse mortgage financing.

In the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. New Valley declared and paid cash dividends on the Class A Preferred Shares of $40 per share in 1996. At December 31, 1996, the Company owned 618,326 (57.71%) of the New Valley Class A Preferred Shares.

BOL

On January 31, 1997, New Valley acquired from BOL 10,483 shares (99.1%) of common stock of BML for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of New Valley (the "Note"). The Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. The Company anticipates it will recognize in 1997 a gain of approximately $21,300 on the sale. See Note 4 to the Company's Consolidated Financial Statements.

Liggett

In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett will further reduce its salaried, hourly and part-time headcount by a total of 273 positions (35%) over an eight-month transition period. During 1996, Liggett recorded a $3,428 restructuring charge to operations.

On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty for $2,200. The Company will recognize a gain of approximately $1,600.

New Accounting Pronouncements

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial position or results of operations from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of SFAS No. 121. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future discounted cash flows of the underlying business.

Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation" was adopted by the Company as required for its fiscal 1996 financial statements and will not have a material effect on the Company's financial position or results of operations for the year ended 1996. Upon adoption of SFAS 123, the Company will continue to measure compensation expense for stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense. For grants extended to nonemployees, compensation expense will be measured and disclosed in accordance with SFAS No. 123.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Pricing Activity

On May 5, 1995, R. J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.30 per carton. Philip Morris, Inc. and Brown & Williamson Tobacco Corporation ("B&W"), which together with RJR comprise 90% of the market, matched the price increase on the same day. Liggett followed on May 9, 1995.

On April 8, 1996, Philip Morris announced a list price increase on all brands of $.40 per carton. The other manufacturers, including Liggett, matched the price increase.

On March 7, 1997, RJR initiated another list price increase on all brands of $.40 per carton (approximately 4%). B&W, Lorillard and Liggett have matched this increase, and, on March 21, 1997, Philip Morris announced a price increase of $.50 per carton.

Legislation, Regulation and Litigation

The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of March 14, 1997, there were 108 individual suits, 12 purported class actions and 22 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 16 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of design defect, statutes of limitations or response, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and preemption by the Federal Cigarette Labeling and Advertising Act, as amended.

The claims asserted in the Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act.

On March 12, 1996, Liggett, together with the Company, entered into an agreement to settle the CASTANO class action tobacco litigation, and on March 15, 1996, Liggett, together with the Company, entered into an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states. Liggett and the Company, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed FDA regulations and to phase in compliance with certain of the proposed interim FDA regulations.

Under the Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation). In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlements to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

RECENT SETTLEMENTS. On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. The Company and Liggett have now obtained settlements with each of the 22 states that have commenced suit against them. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the 22 states and, upon court approval, the nationwide class.

The settlement with the Attorneys General, which does not require court approval, includes the states of Arizona, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect.

The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. v. BROOKE LTD., ET AL., Circuit Court of Mobile County, Alabama where the court granted preliminary approval and preliminary certification of the class. Class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements. In light of this, the March 1996 CASTANO settlement is no longer in effect.

Pursuant to the settlements, the Company and Liggett have agreed to cooperate fully with the Attorneys General and the nationwide class in their lawsuits against the tobacco industry. The Company and Liggett have agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, the Company and Liggett have agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett has also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General.

Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett has also agreed to phase in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any future adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25 million. Both the Attorneys General and the nationwide class have also agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

The Company and Liggett are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs have agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such a plan should be no more onerous than under these new settlements.

On March 20, 1997, RJR, Philip Morris, B & W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing, the Company and Liggett and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining these four companies from interfering with Liggett's filing with the courts, under seal, those documents.

At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement and no additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. See the discussions of the tobacco litigation settlements appearing in Note 16 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

1996 compared to 1995

REVENUES. Consolidated revenues were $452,656 for the year ended December 31, 1996 compared to $461,459 for the year ended December 31, 1995, a decrease of $8,803 primarily due to a decline in sales of $54,604 at Liggett offset by an increase in tobacco revenues at Liggett-Ducat of $45,677. Results of operations for Liggett-Ducat were not included in 1995 since consolidation occurred as of December 29, 1995. Net sales at Liggett were $401,062 for the year ended December 31, 1996 versus $455,666 for the same period for the prior year. The 12% decrease in revenues was due primarily to a 15.3% decline in domestic unit sales volume, partially offset by the effects of the April 1996 list price increase (see "Recent Developments in the Cigarette Industry - Pricing Activity"). This change in unit sales volume was comprised of declines within the premium and discount market segments of 13.7% and 16.2%, respectively. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. Liggett experienced a significant increase in volume at the end of the fourth quarter of 1996, in part due to ongoing trade programs based on quarterly volume targets for its customers and to consumer promotional programs consisting of coupons and variable price reductions. The effects of these trade programs may have a negative impact on sales in future periods.

Liggett-Ducat (not included in the prior year results) increased unit sales volume over the prior year by 8.7% to approximately 11.4 billion units and increased revenues by $9,832 driven by the expanding market in Russia.

GROSS PROFIT. Consolidated gross profit of $217,023 for the year ended December 31, 1996 decreased $28,249 from gross profit of $245,272 for the same period in 1995, reflecting a decrease in gross profit at Liggett of $30,089 for the year ended December 31, 1996 compared to the same period in the prior year. Gross profit margin was further reduced by restructuring charges of $1,595, the major portion of which was pension curtailment expense. This was somewhat offset by gross margin at Liggett-Ducat of $4,036 which margins were not included in the prior year's results. The decrease at Liggett was due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), Liggett's gross profit decreased to 72.0% for 1996 compared to 73.2% for 1995. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco, and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the April 1996 list price increase. Gross profit for 1995 was reduced by an accrual of approximately $4,900 for the United States Department of Agriculture ("USDA") domestic marketing assessment. See Note 16 to the Company's Consolidated Financial Statements.

EXPENSES. Consolidated operating, selling, general and administrative expenses were $220,950 for the year ended December 31, 1996 compared to $237,212 for the same period for the prior year, a decrease of $16,262. The decrease was due primarily to Liggett's decrease in sales volume with corresponding reductions in spending on promotional programs offset by charges for restructuring of $3,428 for severance programs ($132 of which is included in cost of sales). The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods. Of the total restructuring expense recorded during 1996, $1,416 was funded during 1996 and $2,012 remains to be funded in subsequent years. In addition, corporate expenses, primarily legal fees, decreased by approximately $4,000. In 1995, expenses increased due to increased spending on trade and promotional programs and the accrual of approximately $4,000 for the settlement of certain tobacco litigations with the Attorneys General of certain states. See Note 16 to the Company's Consolidated Financial Statements.

OTHER INCOME (EXPENSE). Consolidated interest expense was $60,556 for the year ended December 31, 1996 compared to $57,505 for the same period for the prior year. The increase of $3,051 relates to interest expense at Liggett-Ducat not reflected in the prior year's consolidation, increased interest accrued for the USDA domestic marketing assessment expense at Liggett partially offset by redemption of $7,000 of the Liggett Senior Secured Notes (the "Liggett Series B Notes") and an increase in interest expense at corporate due to an increase in outstanding indebtedness of approximately $9,000. Equity in loss of affiliates of $7,211 represents the Company's proportionate share of losses from continuing operations at New Valley. This is partially offset in discontinued operations in which the Company reflected its portion of New Valley's loss from discontinued operations ($1,591) and the gain on disposal ($3,976). Other income includes the sale of assets of COM Products Inc. and the sale of surplus realty at Liggett as a result of which the Company realized gains of $3,047 and $3,669, respectively.

LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the year ended December 31, 1996 was $64,918 compared with a loss of $45,344 for the same period in the prior year. A tax provision of $1,402 in 1996 and $342 in 1995 relates to foreign income taxes at the subsidiary level in 1996 and state income taxes at the subsidiary level in 1995.

OTHER. At December 31, 1996, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $114,000 which may be subject to certain restrictions and limitations and which will generally expire in the years 2006 to 2009.

DISCONTINUED OPERATIONS. Income from discontinued operations of $2,385 for the year ended December 31, 1996 and $21,229 for the prior year reflects the Company's proportionate interest in the discontinued operations of Thinking Machines, a subsidiary of New Valley, in 1996 and the redemption/sale of SkyBox preferred and common stock and the sale of New Valley's message servicing business in 1995.

1995 compared to 1994

REVENUES. Consolidated revenues were $461,459 for the year ended December 31, 1995 compared to $479,341 for the year ended December 31, 1994, a decrease of $17,882 primarily due to a decline in sales at Liggett and other less significant subsidiaries. Net sales at Liggett were $455,666 for the year ended December 31, 1995 versus $465,676 for the same period for the prior year. This 2.1% decrease in revenues was primarily due to a 5.6% decrease in unit sales volume, partially offset by the effects of the May 9, 1995 list price increase (see "Recent Developments in the Cigarette Industry - Pricing Activity"). The decrease in unit sales volume was comprised of decreases in the premium, discount and military categories, partially offset by an increase in the international category. Both premium and discount products suffered a temporary decline in volume as a result of the implementation of a new distribution and marketing program in one of Liggett's sales zones and national accounts during 1995. Also, heavy discounting of a competitor's product within the premium segment contributed to the premium volume decline. The decrease in discount volume was due to decreases in generic and branded discount brands as a result of leveraged rebate programs tied to the premium products of other cigarette manufacturers and trade and promotional programs for new brands offered by competitors on branded discount products. The decrease in discount volume was partially offset by the continued growth of Liggett's control label brands since their introduction in 1993. The decrease in the military volume is primarily due to heavy discounting of a competitor's product within this category. The overall decline in unit sales volume would have been much greater except for aggressive trade programs offered near the end of the fourth quarter of 1995.

GROSS PROFIT. Consolidated gross profit of $245,272 for the year ended December 31, 1995 decreased $4,264 from gross profit of $249,536 for the same period in 1994, reflecting a decrease in gross profit at smaller subsidiaries somewhat offset by Liggett which had a slight increase in gross profit ($450) for the year ended December 31, 1995 compared to the prior year. Gross profit at Liggett as a percent of revenue (excluding federal excise taxes) for the period increased to 73.2% compared to 72.8% for the prior year, due primarily to the May 9, 1995 list price increase and lower per unit cost of sales. The reduction in cost of sales is a result of the effects of Liggett's continuing cost reduction programs begun in 1993. The cost reductions were offset by the accrual of approximately $4,900 for the USDA marketing assessment.

EXPENSES. Consolidated operating, selling, general and administrative expenses were $237,212 for the year ended December 31, 1995 compared to $235,374 for the same period for the prior year, an increase of $1,838. The increase was primarily caused by increased spending on trade and promotional programs at Liggett to combat heavy competition by other cigarette manufacturers for unit sales volume along with the accrual of approximately $4,000 for the settlement of certain tobacco litigations with the Attorneys General of certain states. Such increases were partially offset by expense reductions at corporate which, in 1994, included charges of $7,500 for debt restructuring and $7,682 of stock compensation expense. Expenses in 1995 were only partially offset by the net effects of the restructuring program at Liggett discussed above.

OTHER INCOME (EXPENSE). Consolidated interest expense was $57,505 for the year ended December 31, 1995 compared to $55,952 for the prior year. The increase of $1,553 relates to the incurrence of additional indebtedness by the Company for the Series 1 Notes (which were redeemed on June 12, 1995), increases in the interest rate on the Series 1 Notes and the Series 2 Notes from February 1 through September 6, 1995 (or, in the case of the Series 1 Notes, through June 12, 1995) and an increase in the interest rate of the Liggett Series C Notes, which were reset from 16.50% to 19.75% on February 1, 1995 as well as the issuance of additional Series C Notes in November 1994, such notes being outstanding for all of 1995.

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

DISCONTINUED OPERATIONS. Income of discontinued operations of $21,229 for the year ended December 31, 1995 and $174,683 for the prior year reflects the redemption/sale of SkyBox preferred and common stock and the sale of New Valley's message servicing business in 1995 and the redemption/sale of SkyBox preferred and common stock and the sale of New Valley's money transfer business in 1994.


CAPITAL RESOURCES AND LIQUIDITY


Net cash and cash equivalents decreased $1,429, $906 and $11,497 for the twelve months ended December 31, 1996, 1995 and 1994, respectively.

Net cash used in operations in 1996 of $3,705 was lower than cash used last year, primarily due to the declining sales volume at Liggett resulting in lower working capital requirements, decreasing trade receivables and increases in accrual of promotional expense. This is compared to net cash used in 1995 of $22,986, primarily the impact of non-cash adjustments relating to discontinued operations and an increase in inventory levels. Such effects on the uses of cash were offset by an increase in liabilities for various legal settlements, debt issuance costs and unearned revenue.

Net cash used in operations in 1994 was $44,060. Net income of $110,095 in 1995 was due principally to earnings from discontinued operations at SkyBox and New Valley. Cash received from sales and redemptions of SkyBox equities of $31,120 was offset by the non-cash impact of the gain on disposal of $117,275 at the Company's equity investee, New Valley.

Net cash used in investing activities in 1996 of $4,279 was principally due to continuing capital expenditures for real estate development in Russia of $29,800 and expenditures at Liggett of $4,300 for equipment modernization and to maintain production facilities partially offset by dividends received from New Valley on the Class A Preferred Shares held by the Company and the proceeds from the sale of assets at both Liggett and the Company.

Net cash provided by investing activities was $66,874 for the year ended December 31, 1995 compared to cash provided by investing activities of $23,861 for the same period in 1994. In the year ended December 31, 1995, cash was provided through dividends from New Valley on the Class A Preferred Shares of $61,832, the redemption of SkyBox preferred stock for $4,000 and the sale of the SkyBox common stock for $9,282. These amounts were offset by capital expenditures, particularly for building improvements related to real estate development in Russia. At Liggett, capital expenditures in 1995 and 1994 to maintain production facilities and for operational efficiencies at Liggett were minimal. Capital expenditures at Liggett declined in 1994 and 1995 because of significant equipment modernization occurring in the 1980s and early 1990s. In the year ended December 31, 1994, cash provided by investing activities was largely the result of the sale/redemption of SkyBox common and preferred stock (approximately $29,000) offset by the impact of the Company's discontinuation of its investment in MAI and capital expenditures of $3,023.

Net cash provided by financing activities in 1996 was $6,680, primarily due to bank loans for Russian real estate development, the sale by BGLS of additional 15.75% Series A Senior Secured Notes Due 2001 (the "Series A Notes") later exchanged for the 15.75% Series B Senior Secured Notes Due 2001 (the "Series B Notes") and an increase in borrowings under Liggett's revolving credit facility (the "Facility"). Cash provided was offset by redemption of BGLS' 16.125% Senior Subordinated Reset Notes Due 1997 (the "Reset Notes"), a decrease in the cash overdraft and distributions to the Company's stockholders of $4,162.

Cash used in financing activities for the year ended December 31, 1995 was $44,794 reflecting the redemption of BGLS' Series 1 Senior Secured Notes on June 12, 1995 in the amount of $23,594, repayments and redemptions of Liggett's long-term debt of $7,983, repayments under Liggett's revolver of $3,830, distributions by the Company of $5,475 to stockholders and a decrease in cash overdraft of $594 partially offset by proceeds from debt of $2,568.

Cash flows provided by financing activities in 1994 was $8,765. Proceeds from financing activities in 1994 included proceeds from issuance of the Liggett Series C Notes by Liggett, stockholder loan repayments with interest offset principally by decreases in cash overdrafts and payment of Series G Preferred dividends.

Liggett

Liggett had a net capital deficiency of $176,478 as of December 31, 1996, is highly leveraged and has substantial near-term service requirements. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see "Recent Developments in the Cigarette Industry - Legislation and Litigation") and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the Facility or senior secured notes indentures or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

Further, Liggett's senior secured notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400 and its Facility expires on March 8, 1998 unless extended by its lenders. The Facility is classified as a short-term debt thereby creating a working capital deficit of approximately $40,694 at December 31, 1996.

While Liggett management currently intends to seek to refinance and/or restructure with Liggett's note holders the redemption and maturity requirements on the senior secured notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. Based on Liggett's net loss for 1996 and projected 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. If Liggett is unable to refinance or restructure such obligations, renegotiate the payment terms of the senior secured notes, extend the Facility or otherwise make such payments, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and Liggett's ability to continue as a going concern.

On May 14, 1996, Liggett sold certain surplus realty in Durham, North Carolina to the County of Durham for a sale price of $4,300. A gain of approximately $3,600 was recognized on this sale.

On March 11, 1997, Liggett sold certain surplus realty in Durham, North Carolina to Blue Devil Ventures, a North Carolina limited liability partnership, for a sale price of $2,200. A gain of approximately $1,600 was recognized on this sale.

Liggett has acquired from BOL for $7,700 shares (19.97%) of Liggett-Ducat and options to acquire additional shares of Liggett-Ducat which entitle Liggett to increase its ownership to 95%. The transactions were funded principally with the proceeds of the May 1996 and March 1997 sales of surplus reality. See Item 1. "Business - Brooke (Overseas) Ltd. - Liggett-Ducat Ltd."

On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $13,098 based on eligible collateral at December 31, 1996. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 9.75% at December 31, 1996. The Facility contains certain financial covenants similar to those contained in Liggett's Note Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $175,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $35,000 as computed in accordance with the agreement). At December 31, 1996, Liggett was in compliance with all covenants under the Facility.

During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Senior Secured Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the Senior Secured Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding accounts receivable and inventory. Eve is guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At December 31, 1996, Liggett was in compliance with all debt covenants under the Liggett Notes indentures.

On January 31, 1994, Liggett issued a total of $22,500 of Variable Rate Series C Senior Secured Notes ("Liggett Series C Notes"). The Liggett Series C Notes have the same terms (other than interest rate) and stated maturity as the Liggett Series B Notes. The Liggett Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. On November 20, 1994, Liggett issued the remaining $7,508 of Liggett Series C Notes in exchange for an equal amount of Liggett Series B Notes and cash of $375. The Liggett Series B Notes were credited against the mandatory redemption requirements for February 1, 1995. In December 1995, $7,000 of Liggett Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements for February 1, 1996. The transaction resulted in a net gain of $1,114. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 Series C Notes held in treasury. In February 1997, Liggett purchased $7,500 of Series B Notes using revolver availability and credited such Notes against the mandatory redemption requirement. Liggett will record a net gain of $2,963 for this transaction in the first quarter, 1997.

Liggett (and, in certain cases, the Company) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke (environmental tobacco smoke) from cigarettes. As new cases are commenced, the costs associated with defending such cases and the risk attendant to the inherent unpredictability of litigation continue. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed above is not quantifiable at this time. For a discussion of the recent settlements, see "Recent Developments in the Cigarette Industry - Legislation and Litigation" and Note 16 to the Company's Consolidated Financial Statements.

The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to the claim or claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against the Company and Liggett. It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any such pending litigation.

BGLS

At December 31, 1996, BGLS' long-term debt was approximately $233,000.

On November 27, 1995, BGLS commenced an offer to exchange a total of $232,864 principal amount of 15.75% Senior Secured Notes due January 31, 2001, for all its outstanding 13.75% Series 2 Senior Secured Notes Due 1997 ("Series 2 Notes"), Reset Notes and 14.50% Subordinated Debentures Due 1998 ("Subordinated Debentures"). The exchange ratio was $1,087.47 principal amount of new Series A Notes for each $1,000 principal amount of Series 2 Notes exchanged, $1,132.28 principal amount of Series B Notes for each $1,000 principal amount of Reset Notes exchanged and $1,000 principal amount of new Series B Notes for each $1,000 principal amount of Subordinated Debentures exchanged. The new Series A Notes and the new Series B Notes were identical except that the Series B Notes were not subject to restrictions on transfer.

The exchange offer closed on January 30, 1996. All $91,179 of the Series 2 Notes and $125,495 of the Subordinated Debentures were exchanged. In addition, BGLS cancelled all of the Subordinated Debentures ($13,705) held by the Company. Subordinated Debentures in the amount of $800 remain outstanding. As part of the exchange offer, substantially all of the covenants and events of default were eliminated pertaining to the Subordinated Debentures.

Holders of Reset Notes did not exchange, and the Reset Notes were redeemed on March 29, 1996 for a total amount of $5,785, including premium, together with accrued interest of $452. On March 7, 1996, an additional $7,397 face amount of Series A Notes were sold for $6,300 including accrued interest with the proceeds being used for the redemption of the Reset Notes.

Pursuant to a registered exchange offer, holders of the Series A Notes exchanged all of the $107,373 outstanding principal amount for an equal principal amount of Series B Notes. The exchange closed March 21, 1996. The Company has cancelled all the Series A Notes.

The new Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The BGLS Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the Series B Notes remain outstanding), limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period ended July 31, 1996 when interest was payable at 13.75% from October 1, 1995 to January 30, 1996 and at 15.75% from January 31, 1996 through July 31, 1996.

The Company recorded an extraordinary charge of approximately $9,700 for the year ended December 31, 1995 relating to the exchanged debt securities discussed above.

BOL

On January 31, 1997, BOL sold its 99.1% interest in BML to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, payable $21,500 on June 30,

1997 and $12,000 on December 31, 1997. See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd."

In October 1995, Liggett-Ducat entered into a loan agreement with Vneshtorgbank, Moscow, Russia, to borrow up to $20,400 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate plus 10%. Principal repayments are due over the period April through October of 1997. Deferred financing fees of $4,044 are being amortized over the term of the loan. The Company has guaranteed the payment of the note. In December 1996, the loan was assigned by Liggett-Ducat to BML which has pledged Ducat Place II, the second phase of BML's Ducat Place real estate development, as collateral for the loan. On January 31, 1997, New Valley purchased BOL's 99.1% interest in BML and indemnified the Company and its subsidiaries with respect to the loan.

Liggett-Ducat plans to build a new cigarette factory on the outskirts of Moscow. The new factory, which will utilize Western cigarette making technology and have a capacity of 24 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Preliminary construction has begun, and management is actively pursuing various potential financing alternatives that would permit the new factory to be operational by the end of 1998, although no assurance can be given that such financing can be obtained on satisfactory terms.

The Company

Prior to the 1995 exchange offer, the Company had substantial near-term consolidated debt service requirements, with aggregate required principal payments of $318,106 due in the years 1995 through 1998. As a result of the 1995 exchange offer, the redemption of the Reset Notes in 1996 and the sale of the BML shares to New Valley in January 1997, the Company decreased its scheduled debt maturities to $94,758 due in the years 1997-1998; approximately $91,800 of this debt relates to Liggett and BOL. At March 25, 1997, such scheduled debt maturities have been reduced to $63,793 because of Liggett's sinking fund payment on February 1, 1997 and the assumption of the foreign bank loan by New Valley through the purchase of BML on January 31, 1997. In addition, Liggett has a payment at maturity on February 1, 1999 of $107,400. The Company believes that it will continue to meet its liquidity requirements through 1997, although the BGLS Series B Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At December 31, 1996, the remaining amount available through December 31, 1997 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by BGLS' Series B Notes Indenture) is $9,225. In September 1996, the
Company provided for its quarterly dividend of $1,387 with proceeds from the CVR distribution received in July 1996. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1997 for current operations include debt service estimated at $36,800, dividends on the Company's shares (currently at an annual rate of approximately $5,500) and corporate expense. The Company anticipates funding 1997 current operations with the proceeds from the sale of BML, management fees and other payments from subsidiaries of approximately $5,000 and proceeds from a legal settlement of $4,100. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, proceeds from the sale of certain assets, additional public or private debt and/or equity financing and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments which may limit its ability to make such distributions.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's cigarette and real estate development operations in Russia are each affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency and recent losses from continuing operations. The Indenture for BGLS' Series B Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") dated March 27, 1997, and quarterly financial results are set forth beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 and 13.

     The information called for by Items 10, 11, 12 and 13 with respect to the Company will be contained in the Company's definitive Proxy Statement for its 1997 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

         Such information with respect to BGLS is omitted due to the fact that BGLS meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

                                   PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1) INDEX TO 1996 CONSOLIDATED FINANCIAL STATEMENTS:

     The Company's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand dated March 27, 1997, appears beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.


     (a)(2) FINANCIAL STATEMENT SCHEDULES:



Schedule II - Valuation and Qualifying Accounts .....................Page F-50

(a)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of the report on Form 10-K:


                                                          INDEX OF EXHIBITS

               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ ------------------------------------------------------------------------------
                * 2.1        Stock Purchase Agreement dated as of January 31, 1997 among
                             BrookeMil Ltd. ("BML"), Brooke (Overseas) Ltd. ("BOL"), BGLS Inc.
                             ("BGLS") and New Valley Corporation ("New Valley") (incorporated by reference to exhibit 2.1 in New Valley's Current Report on
                             Form 8-K dated January 31, 1997, Commission File No. 1-2493
                             (the "New Valley Form 8-K")).

                * 3.1        Restated Certificate of Incorporation of Liggett Group Inc. (the
                             predecessor to Brooke Group Ltd. (the "Company"))
                             (incorporated by reference to the Company's Registration
                             Statement on Form S-1, Commission File No. 33-16868).

                * 3.2        Certificate of Amendment of the Restated
                             Certificate ofIncorporation of the Company
                             (incorporated by reference to the Company's Form
                             10-Q for the quarter ended June 30, 1990, Commission File No. 1-5759).


                * 3.3 Amended and Restated By-Laws of the Company, effective December 5, 1995 (incorporated by reference to the Company's current Report on Form
                             8-K dated December 5, 1995, Commission File No.
                             1-5759).

                * 3.4        Certificate of Designations of Series A Junior Convertible
                             Participating PIK Preferred Stock, Series B Junior Convertible
                             Participating Reset Preferred Stock, Series C Junior Convertible
                             Participating Reset Preferred Stock and Series D Junior
                             Convertible Participating Reset Preferred Stock (incorporated by reference to the Company's Form 10-Q for the quarter
                             ended September 30, 1990, Commission File No. 1-5759).

                * 3.5        Certificate of Designation of Series E Junior
                             Convertible Participating Preferred Stock of the
                             Company (incorporated by reference to the Company's
                             Report on Form 8-K dated October 29, 1993).

                * 3.6        Certificate of Designation of Series F Junior
                             Convertible Participating Preferred Stock of the
                             Company (incorporated by reference to the Company's
                             Report on Form 8-K dated October 29, 1993,
                             Commission File No. 1-5759).

                * 3.7        Certificate of Designation of Series G Junior
                             Convertible Participating Preferred Stock of the
                             Company (incorporated by reference to the Company's
                             Form 10-K for the fiscal year ended 1993, Commission File No. 1-5759).


               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
                * 3.8        Certificate of Incorporation of BGLS
                             (incorporated by reference to exhibit 3.1 in BGLS'
                             Registration Statement on Form S-4 dated December
                             19, 1995, Commission File Number 33-80593).

                * 3.9 By-Laws of BGLS (incorporated by reference to exhibit 3.2 in BGLS' Registration Statement on Form
                             S-4 dated December 19, l995, Commission File Number
                             33-80593).

                * 4.1        Indenture, dated as of January 1, 1996, between BGLS Inc.
                             ("BGLS") and Fleet National Bank of Massachusetts ("Fleet"),
                             as Trustee, relating to the "Series A Notes" and the 15.75%
                             Series B Senior Secured Notes due 2001 (the "Series B
                             Notes"), including the form of Series A Note and the form of
                             Series B Note (the "Series A and Series B Indenture")
                             (incorporated by reference to exhibit 4.1 in BGLS'
                             Registration Statement on Form S-4 dated December 19, 1995,
                             Commission File No. 33-80593).

                * 4.2        Pledge and Security Agreement, dated as of
                             January 1, 1996, between BGLS and Fleet, as
                             Trustee, under the Series A and Series B Indenture
                             (incorporated by reference to exhibit 4.2 in BGLS'
                             Registration Statement on Form S-4 dated December
                             19, 1995, Commission File No. 33-80593).

                * 4.3 A/B Exchange and Registration Rights Agreement, dated as of November 21, 1995, among the Company, BGLS, AIF II L.P., Artemis America Partnership,
                             Tortoise Corp., and Mainstay High Yield Corporate
                             Bond Fund (incorporated by reference to exhibit 4.3 in BGLS' Registration Statement on Form S-4 dated
                             December 19, 1995, Commission File No. 33-80593).

                * 4.4        Pledge and Security Agreement, dated as of
                             January 1, 1996, between New Valley Holdings, Inc.
                             and Fleet, as Trustee, under the Series A and Series B Indenture (incorporated by reference to exhibit 4.4 in BGLS' Registration Statement on Form
                             S-4 dated December 19, 1995, Commission File No.
                             33-80593).

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

                * 4.6        Pledge Agreement, dated as of September 30,
                             1994, between BGLS and Shawmut, as Trustee, under the Series 2 Indenture (incorporated by reference to exhibit 10(ae) in the Company's Form 8-K dated
                             September 2, 1994, Commission File No. 1-5759).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
                * 4.7        Indenture, dated April 1, 1988, between BGLS
                             and First Trust National Association ("First
                             Trust"), as Trustee, relating to the Subordinated
                             Debentures  (the "14.5% Debenture Indenture")
                             (incorporated by reference to exhibit 4(ff) in the
                             Company's Form 10-Q for the quarter ended September
                             30, 1990, Commission File No. 1-5759).

                * 4.8        First Supplemental Indenture, dated September
                             4, 1990, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(f) in the Company's Form
                             10-K for the year ended December 31, 1990, Commission File No. 1-5759).

                * 4.9        Second Supplemental Indenture, dated November
                             19, 1990, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(g) in the Company's Form
                             10-K for the year ended December 31, 1990, Commission File No. 1-5759).

               * 4.10        Third Supplemental Indenture, dated November
                             19, 1990, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(i) in the Company's Form
                             10-K for the year ended December 31, 1990, Commission File No. 1-5759).

               * 4.11        Fourth Supplemental Indenture, dated October
                             22, 1993, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(y) in the Company's Form
                             10-Q for the quarter ended September 30, 1993, Commission File No. 1-5759).

               * 4.12        Fifth Supplemental Indenture, dated January
                             18, 1995, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(e) in the Company's Form
                             10-K for the year ended December 31, 1994, Commission File No. 1-5759).

               * 4.13        Sixth Supplemental Indenture, dated as of
                             January 26, 1996, to the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee
                             (incorporated by reference to exhibit 4.13 in BGLS'
                             Registration Statement on Form S-4 dated December
                             19, 1995, Commission File No. 33-80593).

               * 4.14        Indenture, dated February 14, 1992, among Liggett Group Inc.
                             ("Liggett"), Eve Holdings Inc. ("Eve") and Bankers Trust
                             Company, as Trustee ("Bankers Trust"), including the Forms of
                             Series A Notes and Series B Notes and the Guaranty thereon
                             (the "Liggett Indenture") (incorporated by reference to exhibit
                             4(m) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 4.15        First Supplemental Indenture, dated January
                             26, 1994, including the Form of Series C Variable
                             Rate Senior Secured Note and the Guaranty thereon
                             (incorporated by reference to exhibit 4.2 in
                             Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-75224).

               * 4.16 Security Agreement, dated February 14, 1992, among Liggett, Eve and Bankers Trust (the "Security
                             Agreement") (incorporated by reference to exhibit
                             4(n) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

               * 4.17        Amendment No. 1 to the Security Agreement, dated January
                             26, 1994 (incorporated by reference to exhibit 4.4 in
                             Liggett's Registration Statement on Form S-1, Commission File
                             No. 33-75224).

               * 4.18 Deed of Trust and Assignment of Rents, Leases and Leasehold Interests, dated February 14, 1992, by Liggett to Bankers Trust relating to each of the Virginia and North Carolina properties (the "Deed of Trust") (incorporated by reference to exhibit
                             4(o) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

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

               * 4.21        Loan and Security Agreement, dated as of March
                             8, 1994, in the amount of $40,000,000 between Liggett and Congress Financial Corporation
                             (incorporated by reference to exhibit 10(xx) in the Company's Form 10-K for the year ended December 31,
                             1993, Commission File No. 1-5759).

               * 4.22        First Amended Joint Chapter 11 Plan of Reorganization for
                             New Valley Corporation ("New Valley") dated September 27,
                             1994, Notice of Modification to the First Amended Joint
                             Chapter 11 Plan of Reorganization dated October 20, 1994 and
                             Plan Amendment dated October 28, 1994, as confirmed by
                             the United States Bankruptcy Court for the District of New
                             Jersey, Newark Division, on November 1, 1994 (incorporated by reference to exhibit 2 in New Valley's Form 10-Q for the
                             quarter ended September 30, 1994, Commission File No. 1-2493).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 4.23        Order Confirming First Amended Joint Chapter
                             11 Plan of Reorganization for New Valley entered by
                             the Bankruptcy Court on November 1, 1994
                             (incorporated by reference to exhibit 99(b) in New
                             Valley's Form 10-Q for the quarter ended September
                             30, 1994, Commission File No. 1-2493).

               * 10.1        Corporate Services Agreement, dated as of June
                             29, 1990, between the Company and Liggett
                             (incorporated by reference to exhibit 10.10 in Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-47482).

               * 10.2        Corporate Services Agreement, dated June 29,
                             1990, between the Company and Liggett (incorporated by reference to exhibit 10.11 in Liggett's
                             Registration Statement on Form S-1, Commission File
                             No. 33-47482).

               * 10.3 Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. ("BMI") and Liggett
                             (the "Liggett Services Agreement") (incorporated by reference to exhibit 10.5 in BGLS' Registration
                             Statement on Form S-1, Commission File No. 33-93576).

               * 10.4 First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to exhibit 10.6 of BGLS' Registration Statement on Form S-1,
                             Commission File No. 33-93576).

               * 10.5        Second Amendment to Liggett Services
                             Agreement, dated as of October 1, 1995, between BMI, the Company and Liggett (incorporated by reference to exhibit 10(c) in the Company's Form
                             10-Q for the quarter ended September 30, 1995, Commission File No. 1-5759).

               * 10.6        Corporate Services Agreement, dated January 1,
                             1992, between BGLS and Liggett (the "Liggett
                             Services Agreement") (incorporated by reference to
                             exhibit 10.13 of Liggett's Registration Statement on Form S-1, Commission File No. 33-47482).

               * 10.7 Employment Agreement, dated February 21, 1992, between the Company and Bennett S. LeBow
                             (incorporated by reference to exhibit 10(xx) in the Company's Form 10-K for the year ended December 31,
                             1991, Commission File No. 1-5759).

               * 10.8        Employment Agreement, dated June 1, 1994, between Liggett
                             and Rouben V. Chakalian (incorporated by reference to exhibit
                             10.13 of Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-75224).

               * 10.9        Amended Employment Agreement, dated January
                             9, 1996, between Rouben V. Chakalian and Liggett
                             (incorporated by reference to exhibit 10.20 in Liggett's Form 10-K for the year ended December 31,
                             1996, Commission File No. 33-75224).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 10.10       Tax-Sharing  Agreement,  dated June 29, 1990,
                             among  the  Company,   Liggett  and  certain  other
                             entities  (incorporated  by  reference  to  exhibit
                             10.12 in Liggett's  Registration  Statement on Form
                             S-1, Commission File No. 33-47482).

               * 10.11       Lease with respect to Liggett's  distribution
                             center in Durham, North Carolina,  including letter
                             agreement  extending term of Lease (incorporated by
                             reference    to   exhibit    10.15   in   Liggett's
                             Registration Statement on Form S-1, Commission File
                             No. 33- 47482).

               * 10.12       Tax Indemnity Agreement,  dated as of October
                             6, 1993,  among the  Company,  Liggett  and certain
                             other  entities   (incorporated   by  reference  to
                             exhibit  10.2 in SkyBox  International  Inc.'s Form
                             10-Q for the  quarter  ended  September  30,  1993,
                             Commission File No. 0-22126).

               * 10.13 Exchange and Termination Agreement, dated as of September 30, 1994, among the Company, BGLS,
                             AIF, Artemis America LLC and Mainstay (incorporated by reference to exhibit 10(ac) in the Company's
                             Form 8-K dated  September 2, 1994,  Commission File
                             No. 1-5759).

               * 10.14       Exchange Agreement,  dated as of November 21,
                             1995,   among  the  Company,   BGLS,  AIF,  Artemis
                             Partnership, Tortoise, Starfire Holding Corporation
                             and Mainstay  (incorporated by reference to exhibit
                             10.13 in BGLS'  Registration  Statement on Form S-4
                             dated December 19, 1995, Commission File No.
                             33-80593).

               * 10.15       Registration  Rights Agreement,  dated as of
                             January 1, 1996,  among the  Company,  New  Valley,
                             BGLS  and  Fleet,  as  Trustee   (incorporated   by
                             reference  to exhibit  10.14 in BGLS'  Registration
                             Statement  on Form S-4  dated  December  19,  1995,
                             Commission File No. 33-80593).

               * 10.16       Agreement  among BGLS,  the Company and High
                             River Limited  Partnership  ("High  River"),  dated
                             October 17, 1995 (incorporated by reference to exhibit 10(b) in the Company's Form 10-Q for the quarter ended September 30, 1995, Commission File
                             No. 1-5759).

               * 10.17       Letter  Agreement among BGLS, the Company and
                             High River dated November 5, 1995 (incorporated by reference to exhibit 10(a) in the Company's Form
                             10-Q for the quarter ended September 30, 1995, Commission File No. 1-5759).

               * 10.18       Termination and Release Agreement, dated as of December 13,
                             1995, by and between BGLS, Gary Winnick Trust No. 3, CAL-W
                             Associates and M.D.C. Holdings, Inc. (incorporated by reference to exhibit 10.18 in BGLS' Registration Statement on Form S-4 dated
                             December 19, 1995, Commission File No. 33-80593).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 10.19       Agreement between New Valley and the Company,
                             dated as of  December  27,  1995  (incorporated  by
                             reference  to exhibit  10.19 in BGLS'  Registration
                             Statement  on Form S-4  dated  December  19,  1995,
                             Commission File No. 33-80593).

               * 10.20       Expense  Sharing  Agreement,   dated  as  of
                             January  18,  1995,  between  the  Company  and New
                             Valley  (incorporated by reference to exhibit 10(d)
                             in the  Company's  Form 10-Q for the quarter  ended
                             September 30, 1995, Commission File No. 1-5759).

               * 10.21       Stock  Option  Agreement,  dated  January 25,
                             1995,  between  the  Company  and Howard M.  Lorber
                             (incorporated by reference to exhibit 10(g) in the Company's Form 10-K for the year ended December 31,
                             1994, Commission File No. 1-5759).

               * 10.22       Agreement  among New  Valley,  ALKI and High
                             River,  dated  October  17,  1995 (the "High  River
                             Agreement")  (incorporated  by reference to exhibit
                             10(d) in New Valley's Form 10-Q for the quarter ended September 30, 1995, Commission File No.
                             1-2493).

               * 10.23 Letter Amendment, dated October 17, 1995, to the High River Agreement (incorporated by reference to exhibit 10(e) in the New Valley's Form 10-Q for the quarter ended September 30, 1995, Commission
                             File No. 1-2493).

               * 10.24 Letter Amendment, dated November 5, 1995, to the High River Agreement (incorporated by reference to exhibit 10(f) in New Valley's Form 10-Q for the quarter ended September 30, 1995, Commission File
                             No. 1-2493).

               * 10.25       Agreement,  dated December 28, 1995,  between
                             Jefferies,  the  Company,  BGLS  and  Liggett  (the
                             "Jefferies Agreement") (incorporated by reference to exhibit 7 in the Schedule 13D filed by, among others, the Company with the Commission on March
                             11,1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule
                             13D")).

               * 10.26       Letter Amendment, dated February 28, 1996, to the
                             Jefferies Agreement (incorporated by reference to Exhibit 7 in the Schedule 13D).

               * 10.27 Agreement of Termination, dated June 5, 1996, between New Valley, ALKI, High River, the Company and BGLS (incorporated by reference to exhibit 16 in the Schedule 13D).

               * 10.28 Amended and Restated Consulting Agreement, dated as of March 1, 1996, between the Company and Howard M. Lorber (incorporated by reference to exhibit 10.25 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No.
                             1-5759).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 10.29       Settlement Agreement, dated March 12, 1996, by and between Dianne
                             Castano and Ernest Perry, the putative representative plaintiffs in
                             Dianne Castano, et al. v. The American Tobacco Company, Inc. et al.,
                             Civil No. 94-1044, United States District Court for the Eastern District
                             of Louisiana, for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett, as supplemented by the letter agreement dated March 14, 1996 (incorporated by reference to exhibit 13 in the Schedule 13D).

               * 10.30 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of
                             Massachusetts, and State of Louisiana, the Company and Liggett (incorporated by reference to exhibit
                             15 in the Schedule 13D).

               * 10.31       Stock  Purchase  Agreement,  dated  April 3,
                             1996, among  Liggett-Ducat Ltd.  ("Liggett-Ducat"),
                             Belgrave Limited ("Belgrave"),  Eduard Z. Nakhamkin
                             ("Nakhamkin") and BOL (incorporated by reference to exhibit 10.28 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No.
                             1-5759).

               * 10.32       Consulting  Agreement,  dated April 3, 1996,
                             among BOL, Belgrave and Nakhamkin  (incorporated by
                             reference to exhibit 10.29 in the.  Company's  Form
                             10-K  for  the  year  ended   December   31,  1995,
                             Commission File No. 1-5759).

               * 10.33       Pledge  Agreement,   dated  April  3,  1996,
                             between BOL and Belgrave (incorporated by reference
                             to exhibit 10.30 in the Company's form 10-K for the
                             year ended December 31, 1995,  Commission  File No.
                             1-5759).

                 10.34       Stock Option Agreement, dated December 16, 1996, between the
                             Company and Howard M. Lorber.

                 10.35       Stock Option Agreement, dated January 1, 1997 between the
                             Company and Richard J. Lampen

               * 10.36       Letter  Agreement  dated  September  5, 1996
                             between Ronald S. Fulford and Liggett (incorporated
                             by  reference to exhibit  10.23 in  Liggett's  Form
                             10-K  for  the  year  ended   December   31,  1996,
                             Commission File No. 33-75224).

               * 10.37       Promissory  Note of New Valley dated January
                             31, 1997 in favor of BOL (incorporated by reference to exhibit 10.1 in the New Valley Form 8-K).

               * 10.38 Pledge Agreement dated as of January 31, 1997 entered into by and between BOL and New Valley
                             (incorporated by reference to exhibit 10.2 in the New Valley Form 8-K).

               * 10.39 Use Agreement dated as of January 31, 1997, entered into by and between BML and Liggett-Ducat
                             Joint Stock Company (incorporated by reference to exhibit 10.3 in the New Valley Form 8-K).


               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
                 10.40       Settlement Agreement, dated March 20, 1997, by and among the
                             States listed in Appendix A thereto, the Company and Liggett.

                 10.41 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke Group Ltd., et al., for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett.

                 21          Subsidiaries of the Company.

                 23.1        Consent of Coopers and Lybrand L.L.P. relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119).

                 23.2        Consent of Price Waterhouse LLP relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119).

                 23.3        Consent of KPMG Peat Marwick LLP relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119).

                 23.4        Consent of Arthur Anderson LLP relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119).

                 27.1        Financial Data Schedule of the Company.

                 27.2        Financial Data Schedule of BGLS.

               * 99.1        Stipulation  and Agreement of Compromise  and
                             Settlement  in  connection  with an  action  in the
                             Court of  Chancery  of the State of Delaware in and
                             for New Castle County  entitled  Gyetyan v. Bennett
                             S.   LeBow  et  al.,   Civil   Action   No.   12998
                             (incorporated  by  reference  to  exhibit  A in the
                             Company's  Form 8-K dated June 2, 1994,  Commission
                             File No. 1-5759).

                 99.2        Liggett   Group   Inc.'s   Consolidated   Financial
                             Statements  for the fiscal year ended  December 31,
                             1996.

                 99.3 New Valley Holdings, Inc.'s Financial Statements for the fiscal year ended December 31, 1996.



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
                  99.4       Brooke (Overseas) Ltd.'s Consolidated Financial
                             Statements for the fiscal year ended December 31,
                             1996.

-------------------

*    Incorporated by reference

     Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.9, 10.35 and 10.36.

                  (B)     REPORTS ON FORM 8-K:

     No current reports on Form 8-K were filed by either the Company or BGLS during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BROOKE GROUP LTD.
                                           (Registrant)

                                           By: /s/ Bennett S. LeBow
                                           ------------------------
                                           Bennett S. LeBow
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Date:    March 28, 1997



                                           BGLS INC.
                                           (Registrant)

                                           By: /s/ Bennett S. LeBow
                                           ------------------------
                                           Bennett S. LeBow
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Date:    March 28, 1997

                                POWER OF ATTORNEY

     The undersigned directors and officers of Brooke Group Ltd. and BGLS Inc. hereby constitute and appoint Richard J. Lampen, Joselynn D. Van Siclen and Marc
N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.


              SIGNATURE                                     TITLE

        /s/ Bennett S. LeBow
       ---------------------------
       Bennett S. LeBow                         Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

        /s/ Joselynn D. Van Siclen
       ---------------------------
       Joselynn D. Van Siclen                   Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

        /s/ Robert J. Eide
       ---------------------------
       Robert J. Eide                           Director

        /s/ Jeffrey S. Podell
        ---------------------------
        Jeffrey S. Podell                       Director

                                BROOKE GROUP LTD.
                                    BGLS INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
                      ITEMS 8, 14(a) (1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

              Financial Statements and Schedule of the Registrant and its subsidiaries, required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:

                                                                                                   Page
     FINANCIAL STATEMENTS:                                                                         ----
          Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements
          -------------------------------------------------------------

          Reports of Independent Accountants.................................................       F-3
          Brooke Group Ltd. Consolidated Balance Sheets as of December 31, 1996 and 1995            F-5
          BGLS Inc. Consolidated Balance Sheets as of December 31, 1996 and 1995.............       F-6
          Brooke Group Ltd. Consolidated Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994...............................................       F-7
          BGLS Inc. Consolidated Statements of Operations for the years ended December
              31, 1996, 1995 and 1994........................................................       F-8
          Brooke Group Ltd. Consolidated Statements of Stockholders' Equity (Deficit) for the
              years ended December 31, 1996, 1995 and 1994...................................       F-9
          BGLS Inc. Consolidated Statements of Stockholder's Equity (Deficit) for the years
              ended December 31, 1996, 1995 and 1994.........................................       F-10
          Brooke Group Ltd. Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994...............................................       F-11
          BGLS Inc. Consolidated Statements of Cash Flows for the years ended December
              31, 1996, 1995 and 1994........................................................       F-13
          Notes to Consolidated Financial Statements.........................................       F-15

     FINANCIAL STATEMENT SCHEDULE:

          Schedule II -- Valuation and Qualifying Accounts...................................       F-50

          Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Company's Consolidated Financial Statements or accompanying Notes.

          New Valley Corporation
          ----------------------

          Reports of Independent Accountants.................................................       F-51
          Consolidated Balance Sheets as of December 31, 1996, 1995 and 1994.................       F-53
          Consolidated Statements of Operations for the years ended December 31, 1996,
              1995 and 1994..................................................................       F-54
          Consolidated Statements of Changes in Shareholders' Equity for the years ended
              December 31, 1996, 1995 and 1994...............................................       F-55
          Consolidated Statements of Cash Flows for the years ended December 31, 1996,
              1995 and 1994..................................................................       F-56
          Notes to Consolidated Financial Statements.........................................       F-57

          MAI Systems Corporation
          -----------------------

          Report of Independent Accountants..................................................       F-79



     Liggett Group Inc.
     ------------------

     The consolidated financial statements of Liggett Group Inc. are incorporated herein by reference from Liggett Group Inc.'s Form 10-K for the year ended December 31, 1996, and are filed as exhibit 99.2 to this report.


     New Valley Holdings, Inc.
     -------------------------

     The financial statements of New Valley Holdings, Inc. are filed as exhibit
99.3 to this report and are incorporated herein by reference.


     Brooke (Overseas) Ltd.
     ----------------------

     The consolidated financial statements of Brooke (Overseas) Ltd. are filed as exhibit 99.4 to this report and are incorporated herein by reference.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brooke Group Ltd. and BGLS Inc.

We have audited the accompanying consolidated balance sheets of Brooke Group Ltd. and Subsidiaries (the "Company") and BGLS Inc. and Subsidiaries ("BGLS") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the the Company's and BGLS' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MAI Systems Corporation ("MAI"), a discontinued subsidiary (Note 5), which statements reflect net income comprising 4% of the Company's and BGLS' consolidated net income for the year ended December 31, 1994. Further, we did not audit the financial statements of New Valley Corporation ("New Valley") for the year ended December 31, 1994, the investment in which is being accounted for by the Company and BGLS using the equity method of accounting (Note 2). The equity in the net income of New Valley represents 85% and 88% of the Company's and BGLS' consolidated net income for the year ended December 31, 1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for MAI and New Valley, are based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brooke Group Ltd. and Subsidiaries and BGLS Inc. and Subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Miami, Florida
March 27, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brooke Group Ltd. and BGLS Inc.


Our report on the consolidated financial statements of Brooke Group Ltd. and Subsidiaries and BGLS Inc. and Subsidiaries is included on Page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page F-50 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.


Miami, Florida
March 27, 1997

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                                             December 31,      December 31,
                                                                                 1996              1995
                                                                            ---------------- -----------------
ASSETS:

Current assets:
  Cash and cash equivalents.............................................      $   1,941        $   3,370
  Accounts receivable - trade...........................................         19,475           23,844
  Other receivables.....................................................          1,217            1,448
  Receivables from affiliates...........................................             47            1,502
  Inventories...........................................................         53,691           60,522
  Deferred tax assets...................................................                           1,061
  Other current assets..................................................          4,181            4,868
                                                                              ---------          -------
    Total current assets................................................         80,552           96,615

Property, plant and equipment, at cost, less accumulated
  depreciation of $31,047 and $27,323...................................         80,282           48,352
Intangible assets, at cost, less accumulated amortization
  of $17,457 and $15,679................................................          4,421            5,453
Investment in affiliate.................................................          3,051           63,901
Other assets............................................................          9,371           11,299
                                                                              ---------         --------
    Total assets........................................................       $177,677         $225,620
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt...................      $  55,242         $  2,387
  Accounts payable......................................................         32,461           22,762
  Due to affiliates.....................................................            990
  Dividends payable.....................................................          1,387
  Cash overdraft........................................................              6            4,266
  Accrued promotional expenses..........................................         30,257           25,519
  Accrued taxes payable.................................................         26,379           22,846
  Accrued interest......................................................         24,354           16,863
  Other accrued liabilities.............................................         33,387           24,534
                                                                               --------         --------
    Total current liabilities...........................................        204,463          119,177

Notes payable, long-term debt and other obligations,
  less current portion..................................................        378,243          406,744
Noncurrent employee benefits............................................         31,256           31,672
Other liabilities.......................................................         18,704           24,131

Commitments and contingencies...........................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized 10,000,000 shares ............................................................
  Series G Preferred Stock, 2,184.834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share .................................................
  Common stock, par value $0.10 per share, authorized 40,000,000
    shares, issued 24,998,043 shares, outstanding 18,497,096 shares.....          1,850            1,850
  Additional paid-in capital............................................         94,169           93,186
  Deficit...............................................................       (490,706)        (428,173)
  Other.................................................................        (27,963)           9,372
  Less:  6,500,947 shares of common stock in treasury, at cost..........        (32,339)         (32,339)
                                                                               --------         --------
      Total stockholders' equity (deficit)..............................       (454,989)        (356,104)
                                                                               --------         --------

      Total liabilities and stockholders' equity (deficit)..............       $177,677         $225,620
                                                                               ========         ========




                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars In Thousands, Except Per Share Amounts)


                                                                                  December 31,      December 31,
                                                                                      1996              1995
                                                                                ----------------- ------------------
ASSETS:

Current assets:
  Cash and cash equivalents.................................................       $   1,940         $   3,370
  Accounts receivable - trade...............................................          19,475            23,844
  Other receivables.........................................................           1,166             1,481
  Receivables from affiliates...............................................              47             1,130
  Inventories...............................................................          53,691            60,522
  Deferred tax assets.......................................................                             4,861
  Other current assets......................................................           3,878             4,435
                                                                                   ---------          --------
      Total current assets..................................................          80,197            99,643

Property, plant and equipment, at cost, less accumulated
  depreciation of $30,762 and $27,181.......................................          79,972            47,900
Intangible assets, at cost, less accumulated amortization
  of $17,457 and $15,679....................................................           4,421             5,453
Investment in affiliate.....................................................           3,051            63,901
Other assets................................................................          10,467            12,345
                                                                                    --------          --------
      Total assets..........................................................        $178,108          $229,242
                                                                                    ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt.......................       $  53,945         $   2,132
  Accounts payable..........................................................          32,336            22,637
  Cash overdraft............................................................               6             3,761
  Due to parent.............................................................          29,598            26,054
  Accrued promotional expenses..............................................          30,257            25,519
  Accrued taxes payable.....................................................          26,379            22,846
  Accrued interest..........................................................          24,354            16,863
  Other accrued liabilities.................................................          32,861            23,073
                                                                                    --------          --------
      Total current liabilities.............................................         229,736           142,885

Notes payable, long-term debt and other obligations, less current portion...         378,243           420,449
Noncurrent employee benefits................................................          31,256            31,672
Other liabilities...........................................................          21,958            24,131

Commitments and contingencies...............................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; authorized 100 shares, issued 100 shares, outstanding 100 shares...............................
  Additional paid-in capital................................................          39,081            23,594
  Deficit...................................................................        (499,264)         (423,424)
  Other.....................................................................         (22,902)            9,935
                                                                                    --------         ---------
      Total stockholder's equity (deficit)..................................        (483,085)         (389,895)
                                                                                    --------          --------

      Total liabilities and stockholder's equity (deficit)..................        $178,108          $229,242
                                                                                    ========          ========





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)




                                                               ---------------------------------------------------
                                                                             Year Ended December 31,
                                                               ---------------------------------------------------
                                                                    1996              1995             1994
                                                               ---------------------------------------------------

Revenues*..................................................         $452,656         $461,459          $479,343
Cost of goods sold*........................................          235,633          216,187           229,807
                                                                     -------          -------           -------
         Gross profit......................................          217,023          245,272           249,536

Operating, selling, administrative and general expenses....          220,950          237,212           235,374
                                                                     -------          -------           -------
         Operating (loss) income...........................           (3,927)           8,060            14,162

Other income (expenses):
    Interest income........................................              220              989               533
    Interest expense.......................................          (60,556)         (57,505)          (55,952)
    Equity in (loss) earnings of affiliate.................           (7,211)             678
    Sale of assets.........................................            6,716
    Other, net.............................................            1,242            2,776            (1,221)
                                                                   ---------         --------           -------

(Loss) from continuing operations before
    income taxes...........................................          (63,516)         (45,002)          (42,478)
Provision (benefit) for income taxes.......................            1,402              342           (24,487)
                                                                   ---------         --------            ------
(Loss) from continuing operations..........................          (64,918)         (45,344)          (17,991)
                                                                    --------          -------            ------

Discontinued operations:
    (Loss) income from discontinued operations.............           (1,591)           2,860            23,693
    Gain on disposal.......................................            3,976           18,369           150,990
                                                                   ---------          -------           -------
Income from discontinued operations........................            2,385           21,229           174,683
                                                                   ---------          -------           -------

(Loss) income before extraordinary items...................          (62,533)         (24,115)          156,692
                                                                    --------          -------           -------
Extraordinary items:
    (Loss) resulting from the early extinguishment of debt.                            (9,810)          (47,513)
    Gain on reorganization of MAI..........................                                                 916
                                                                   ---------      -----------        ----------
         (Loss) from extraordinary items...................                            (9,810)          (46,597)
                                                                   ---------          -------          --------

         Net (loss) income.................................          (62,533)         (33,925)          110,095

Proportionate share of New Valley capital transactions,
    retirement of Class A Preferred Shares.................            1,782           16,802
                                                                   ---------         --------          --------

         Net (loss) income applicable to common shares.....        $ (60,751)       $ (17,123)         $110,095
                                                                   =========        =========          ========

Per common share:

    (Loss) from continuing operations......................           $(3.41)          $(1.56)           $(1.02)
                                                                      ======           ======            ======
    Income from discontinued operations....................           $ 0.13           $ 1.16            $ 9.92
                                                                      ======           ======            ======
    Extraordinary items....................................           $                $(0.54)           $(2.65)
                                                                      ======           ======            ======
        Net (loss) income applicable to common shares......           $(3.28)          $(0.94)           $ 6.25
                                                                      ======           ======            ======

Weighted average common shares and common stock equivalents
    outstanding............................................       18,497,096       18,301,186        17,610,898
                                                                  ==========       ==========        ==========

----------------------

* Revenues and Cost of goods sold include federal excise taxes of $104,518, $123,420 and $131,877 for the years ended December 31, 1996, 1995 and 1994, respectively.






                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            ---------------------------------------------------
                                                                                         Year Ended December 31,
                                                                            ---------------------------------------------------
                                                                                 1996              1995             1994
                                                                            ---------------------------------------------------

Revenues*...............................................................         $452,656         $461,459          $479,341
Cost of goods sold*.....................................................          235,633          216,187           229,803
                                                                                  -------          -------           -------
         Gross profit...................................................          217,023          245,272           249,538

Operating, selling, administrative and
    general expenses....................................................          219,039          236,961           235,792
                                                                                  -------          -------           -------
         Operating (loss) income........................................           (2,016)           8,311            13,746

Other income (expenses):
    Interest income.....................................................              157              989               225
    Interest expense....................................................          (64,417)         (61,036)          (58,625)
    Equity in (loss) earnings of affiliate..............................           (7,211)             678
    Sale of assets......................................................            6,716
    Other, net..........................................................           (2,579)           2,292            (2,136)
                                                                                ---------        ---------          --------

(Loss) from continuing operations before income taxes...................          (69,350)         (48,766)          (46,790)
Provision (benefit) for income taxes....................................            5,254            1,736           (24,943)
                                                                                ---------        ---------            ------
(Loss) from continuing operations.......................................          (74,604)         (50,502)          (21,847)
                                                                                 --------         --------            ------

Discontinued operations:
    (Loss) income from discontinued operations..........................           (1,591)           2,860            23,693
    Gain on disposal....................................................            3,976           18,369           150,990
                                                                                   ------         --------           -------
Income from discontinued operations.....................................            2,385           21,229           174,683
                                                                                   ------         --------           -------

(Loss) income before extraordinary items................................          (72,219)         (29,273)          152,836
                                                                                 --------         --------           -------

Extraordinary items:
    (Loss) resulting from the early extinguishment of debt..............                            (9,810)          (47,513)
    Gain on reorganization of MAI.......................................                                                 916
                                                                                ---------        ---------          --------
         (Loss) from extraordinary items................................                            (9,810)          (46,597)
                                                                                ---------        ---------          --------

           Net (loss) income............................................         $(72,219)        $(39,083)         $106,239
                                                                                 ========         ========          ========

---------------------

* Revenues and Cost of goods sold include federal excise taxes of $104,518, $123,420 and $131,877 for the years ended December 31, 1996, 1995 and 1994, respectively.






                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)




                                       -----------------------------------------------------------------------------------------
                                          Preferred Stock                      Additional
                                            Series G           Common Stock      Paid-In           Treasury
                                         Shares    Amount    Shares    Amount    Capital  Deficit    Stock     Other       Total
                                       -----------------------------------------------------------------------------------------

Balance, December 31, 1993 ...........  2,184,834 $ 2     15,259,762  $ 1,526 $  60,578 $(540,942) $(35,846)             $(514,682)

Foreign currency adjustment ..........                                                                        $    201         201
Preferred stock exchanged for common . (2,184,834) (2)     2,184,834      218      (216)
Reclassification of former Vice
 Chairman's loan to other receivables                                                       1,500                            1,500
Contingent Value Rights settlement ...                                                      1,875                            1,875
Repayment by Chairman of interest ....                                                      1,163                            1,163
Waiver of dividends, shareholder
 settlement ..........................                                            6,250     3,200                            9,450
Transfer of pension liability to
 SkyBox ..............................                                                      4,305                            4,305
Stock grant to consultant ............                       250,000       25                (739)    1,182                    468
Contract settlement ..................                                             (371)                                     (371)
Exercise of warrant ..................                       607,889       61              (2,875)    2,875                     61
Net income ...........................                                                    110,095                          110,095
Unrealized holding gain on
 investment in New Valley.............                                                                          11,164      11,164
Treasury stock, at cost...............                       (41,641)      (4)        4     1,672    (1,753)                   (81)
                                       ----------   ---   ----------    ------    -----   -------     -----   --------   ---------
Balance, December 31, 1994 ...........                    18,260,844    1,826    66,245  (420,746)  (33,542)    11,365    (374,852)

Net loss .............................                                                    (33,925)                         (33,925)
Consolidation of foreign subsidiary ..                                           14,435                                     14,435
Distributions on common stock
 ($0.30 per share)....................                                           (5,474)                                    (5,474)
Stock grant to directors .............                        20,000        2        (2)                 94                     94
Stock grant to consultant ............                       250,000       25                (800)    1,244                    469
Stock options granted to consultant ..                                              938                           (563)        375
MAI spin-off .........................                                                     27,286                 (201)     27,085
Unrealized holding loss on investment
 in New Valley .......................                                                                          (2,332)     (2,332)
Effect of New Valley capital
 transactions ........................                                           17,043                          1,103      18,146
Treasury stock, at cost ..............                       (33,748)      (3)        3                (135)                  (135)
Other, net ...........................                                               (2)       12                               10
                                       ----------   ---   ----------    ------   ------ ---------   -------    -------   ---------
Balance, December 31, 1995 ...........                    18,497,096    1,850    93,186 $(428,173)  (32,339)     9,372    (356,104)

Net loss .............................                                                    (62,533)                         (62,533)
Distributions on common stock
 ($0.30 per share) ...................                                           (5,549)                                    (5,549)
Amortization of deferred compensation                                                                              252         252
Stock options granted to consultant ..                                            4,750                         (4,750)
Unrealized holding loss on investment
 in New Valley .......................                                                                         (33,936)    (33,936)
Effect of New Valley capital
 transactions ........................                                            1,782                          1,099       2,881
                                       ----------   ---   ----------    ------  ------- ---------  --------   --------   ---------
Balance, December 31, 1996 ...........             $      18,497,096   $1,850   $94,169 $(490,706) $(32,339)  $(27,963)  $(454,989)
                                       ==========   ===   ==========    ======  ======= =========  ========   ========   =========








                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)



                                                             Common Stock      Additional
                                                             ------------        Paid-in
                                                           Shares    Amount      Capital       Deficit        Other        Total
                                                           ------    ------      -------       -------        -----        -----

 Balance, December 31, 1993...........................       100                             $(508,675)                  $(508,675)

 Distributions paid to parent.........................                                          (9,212)                     (9,212)
 Reclassification of former Vice
   Chairman's loan to other receivables...............                                           1,500                       1,500
 Transfer of pension liability to SkyBox..............                                           4,305                       4,305
 Repayment of loan....................................                                           3,200                       3,200
 Net income...........................................                                         106,239                     106,239
 Unrealized holding gain on investment in New Valley..                                                      $11,164         11,164
 Foreign currency adjustment..........................                                                          201            201
                                                          ------    --------- ---------     ----------      -------     ----------

 Balance, December 31, 1994...........................       100                              (402,643)      11,365       (391,278)

 Distributions paid to parent.........................                                          (5,872)                     (5,872)
 Distribution of MAI to parent........................                                          24,942         (201)        24,741
 Net loss.............................................                                         (39,083)                    (39,083)
 Unrealized loss on investment in New Valley..........                                                       (2,332)        (2,332)
 Effect of New Valley capital transactions............                           $17,043                      1,103         18,146
 Forgiveness of debt by parent........................                             4,565                                     4,565
 Capital contribution.................................                             1,986                                     1,986
 Other, net...........................................                                            (768)                       (768)
                                                          ------    --------- ----------    ----------     --------     ----------



 Balance, December 31, 1995...........................       100                  23,594      (423,424)       9,935       (389,895)

 Distributions paid to parent.........................                                          (3,621)                     (3,621)
 Net loss.............................................                                         (72,219)                    (72,219)
 Unrealized holding loss on investment in New Valley..                                                      (33,936)       (33,936)
 Effect of New Valley capital transactions............                             1,782                      1,099          2,881
 Forgiveness of debt by parent........................                            13,705                                    13,705
                                                          ------    ---------     ------    ----------     ---------      --------

 Balance, December 31, 1996...........................       100    $            $39,081     $(499,264)    $(22,902)     $(483,085)
                                                          ======    =========    =======     =========     ========      =========








                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)





                                                                ----------------------------------------------------
                                                                               Year Ended December 31,
                                                                ----------------------------------------------------
                                                                      1996              1995             1994
                                                                ----------------------------------------------------
Cash flows from operating activities:
  Net (loss) income.........................................       $(62,533)         $(33,925)         $110,095
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization.........................          8,819             9,076             6,821
      Noncash compensation expense..........................            252               559             8,463
      Deferred income taxes.................................          1,061                             (24,487)
      Gain on sale of assets................................         (6,716)           (1,042)          (11,925)
      Extraordinary item....................................                            9,810
      Impact of discontinued operations.....................         (2,385)          (21,229)         (117,275)
      Other, net............................................          7,211             4,167             6,265
  Changes in assets and liabilities, net:
      Receivables...........................................          6,222             6,561            (4,002)
      Inventories...........................................          6,830            (7,490)           (9,574)
      Accounts payable and accrued liabilities..............         27,716            (5,445)           (8,576)
      Other assets and liabilities, net.....................          9,818            15,972               135
                                                                      -----            ------          --------

Net cash used in operating activities.......................         (3,705)          (22,986)          (44,060)
                                                                     ------            ------            ------

Cash flows from investing activities:
  Proceeds from sale of business and assets.................          8,040            14,152            29,542
  Impact of discontinued operations.........................                                             (4,555)
  Investments...............................................         (2,811)           (1,965)
  Capital expenditures......................................        (34,241)           (8,805)           (3,023)
  Dividends from New Valley.................................         24,733            61,832
  Other, net................................................                            1,660             1,897
                                                                    -------           -------           -------

Net cash (used in) provided by investing activities.........         (4,279)           66,874            23,861
                                                                    -------            ------            ------







                  The accompanying notes are an integral part
                    of the consolidated financial statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                (Dollars in Thousands, Except Per Share Amounts)



                                                                       --------------------------------------------
                                                                                 Year Ended December 31,
                                                                       --------------------------------------------
                                                                           1996           1995           1994
                                                                       --------------------------------------------
Cash flows from financing activities:
  Proceeds from debt..............................................          20,702          2,568          9,261
  Repayments of debt..............................................          (8,864)       (37,196)        (2,027)
  Borrowings under revolver.......................................         353,365        397,873        369,806
  Repayments on revolver..........................................        (350,105)      (401,703)      (366,544)
  (Decrease) increase in cash overdraft...........................          (4,256)          (594)       (12,669)
  Series G preferred dividend.....................................                            (75)        (5,923)
  Distributions on common stock...................................          (4,162)        (5,475)
  CVR settlement..................................................                                         1,875
  Treasury stock purchases........................................                           (135)           (21)
  Deferred financing costs........................................                                        (2,705)
  Stockholder loan and interest repayments........................                                        17,774
  Impact of discontinued operations...............................                                          (437)
  Other, net......................................................                            (57)           375
                                                                            ------        -------        -------

Net cash provided by (used in) financing activities...............           6,680        (44,794)         8,765
                                                                            ------        -------          -----

Effect of exchange rate changes on cash and cash equivalents......            (125)                          (63)
                                                                            ------        -------       --------

Net decrease in cash and cash equivalents.........................          (1,429)          (906)       (11,497)
Cash and cash equivalents, beginning of period....................           3,370          4,276         15,773
                                                                           -------        -------       --------

Cash and cash equivalents, end of period..........................        $  1,941        $ 3,370       $  4,276
                                                                           =======        =======       ========
















                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            --------------------------------------------
                                                                                      Year Ended December 31,
                                                                            --------------------------------------------
                                                                                1996           1995           1994
                                                                            --------------------------------------------

Cash flows from operating activities:
    Net (loss) income...................................................       $(72,219)     $(39,083)       $106,239
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization...................................          8,677         8,946           6,807
        Noncash compensation expense....................................                                        8,268
        Gain on sale of assets..........................................         (6,716)
        Deferred income taxes...........................................          4,861                       (26,334)
        Extraordinary item..............................................                        9,810
        Impact of discontinued operations...............................         (2,385)      (21,229)       (128,998)
        Other, net......................................................          7,211          (558)          6,014
    Changes in assets and liabilities:
        Receivables.....................................................          5,863         7,261          (5,768)
        Inventories.....................................................          6,830        (7,489)         (9,573)
        Accounts payable and accrued liabilities........................         34,461         1,001           9,518
        Other assets and liabilities, net...............................          9,712        16,970          (1,970)
                                                                                  -----        ------           -----

Net cash used in operating activities...................................         (3,705)      (24,371)        (35,797)
                                                                                 ------        ------          ------

Cash flows from investing activities:
    Proceeds from sale of business and assets...........................          8,040        13,852          29,317
    Impact of discontinued operations...................................                                       (4,408)
    Investments.........................................................         (2,811)       (2,765)
    Capital expenditures................................................        (34,241)       (8,569)         (2,652)
    Dividends from New Valley...........................................         24,733        61,832
    Other, net..........................................................                        1,660           1,897
                                                                                 ------        ------          ------

Net cash (used in) provided by investing activities.....................         (4,279)       66,010          24,154
                                                                                 ------        ------          ------







                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                (Dollars in Thousands, Except Per Share Amounts)





                                                                            -----------------------------------------
                                                                                    Year Ended December 31,
                                                                            -----------------------------------------
                                                                                1996          1995          1994
                                                                            -----------------------------------------
Cash flows from financing activities:
  Proceeds from debt...................................................        19,060         2,568         8,261
  Repayments of debt...................................................        (8,265)      (37,166)       (1,790)
  Borrowings under revolver............................................       353,365       397,873       369,806
  Repayments on revolver...............................................      (350,105)     (401,703)     (366,544)
  (Decrease) increase in cash overdraft................................        (3,755)         (215)        1,331
  Deferred financing costs.............................................                                    (2,705)
  Distributions paid to parent.........................................        (3,621)       (5,871)       (6,012)
  Repayment to parent..................................................                                   (16,357)
  Repayment from parent................................................                                    12,500
  Stockholder loan and interest repayments.............................                                     1,911
  Impact of discontinued operations....................................                                      (437)
  Other, net...........................................................                       1,986           375
                                                                              -------       -------      --------

Net cash provided by (used in) financing activities....................         6,679       (42,528)          339
                                                                              -------        ------      --------

Effect of exchange rate changes on cash and cash equivalents...........          (125)                        (63)
                                                                             --------      --------      --------

Net decrease in cash and cash equivalents..............................        (1,430)         (889)      (11,367)
Cash and cash equivalents, beginning of period.........................         3,370         4,259        15,626
                                                                              -------        ------      --------

Cash and cash equivalents, end of period...............................      $  1,940      $  3,370      $  4,259
                                                                             ========      ========      ========







                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      (a) Basis of Presentation:

          The consolidated financial statements of Brooke Group Ltd. (the "Company") include the consolidated statements of its wholly-owned subsidiary, BGLS Inc. ("BGLS"). The consolidated statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings") and other less significant subsidiaries. Based on the Company's ability to assert sufficient control, the Company consolidated the accounts of Liggett-Ducat Ltd. ("Liggett-Ducat") at December 31, 1995. (Refer to
          Note 4.) Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Liggett-Ducat is engaged in the manufacture and sale of cigarettes in Russia. All significant intercompany balances and transactions have been eliminated.

      (b) Liquidity:

          The Company believes it will have sufficient liquidity for 1997. This is based on, among other things, forecasts of cash flow for the principal operating companies which indicate that they will be self-sufficient, the sale of BrookeMil Ltd. ("BML"), a subsidiary of BOL, to an affiliate, New Valley Corporation ("New Valley"), on January 31, 1997, and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements. Liggett had net capital and working capital deficiencies of $176,478 and $40,694, respectively, at December 31, 1996, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. (Refer to Notes 2, 4 and 9.)

      (c) Estimates and Assumptions:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, sales return and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

      (d) Cash and Cash Equivalents:

          For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned.

      (e) Financial Instruments:

          The estimated fair value of the Company's long-term debt is as follows:

                   At December 31,                     1996                               1995
                   --------------------- ---------------------------------- ----------------------------------
                                            Carrying            Fair           Carrying            Fair
                                             Amount            Value            Amount            Value
                                            --------           -----           --------           -----

                   Long-term debt           $433,485          $294,451         $409,131          $343,517


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

          The methods and assumptions used by the Company's management in estimating fair values for financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

      (f) Significant Concentrations of Credit Risk:

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.

          Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 13.7% of net sales for the year ended December 31, 1996 and 11.6% of net sales for the year ended December 31, 1995, the majority of which were in the private label discount segment. No single customer accounted for more than 10% of the Company's net sales in 1994. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

      (g) Accounts Receivable:

          The allowance for doubtful accounts and cash discounts was $1,280 and $1,536 at December 31, 1996 and 1995, respectively.

      (h) Inventories:

          Liggett tobacco inventories, which comprise 93.4% and 83.3% of total inventory in 1996 and 1995, respectively, are stated at the lower of cost or market and are determined primarily by the last-in, first-out
          (LIFO) method. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

          Remaining inventories are determined primarily on a first-in, first-out (FIFO) basis.

     (i)  Property, Plant and Equipment:

          Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 years for buildings and 3 to 10 years for machinery and equipment.

          Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1996 and 1995, interest costs of $6,387 and $1,004, respectively, were capitalized. No interest was capitalized in 1994.

          Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

      (j) Intangible Assets:

          Intangible assets, consisting principally of trademarks and goodwill, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $1,778, $1,725 and $1,722, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

      (k) Other Assets:

          Other assets consist primarily of debt issuance costs. Such costs are being amortized over the life of the debt.

      (l) Impairment of Long-Lived Assets:

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial position or results of operations from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future discounted cash flows of the underlying business.

      (m) Employee Benefits:

          Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1996 and 1995 which are subject to significant fluctuations in the near term.

      (n) Postretirement Benefits other than Pensions:

          Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", the cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

      (o) Postemployment Benefits:

          SFAS No. 112, "Employers' Accounting for Postemployment Benefits", establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. No expense was associated with the adoption since the Company's previous policies accounted for all items required by SFAS No. 112.

      (p) Stock Options:

          Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", was adopted by the Company as required for its fiscal 1996 financial statements. The Company has elected to continue to measure compensation expense for stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

      (q) Income Taxes:

          Under SFAS No. 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

      (r) Revenue Recognition:

          Revenues from sales are recognized upon the shipment of finished goods to customers. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Since the Company's primary line of business is tobacco, the Company's financial position and its results of operations and cash flows could be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

      (s) Earnings Per Share:

          Per share calculations are based on the weighted average shares of common stock outstanding and dilutive common stock equivalents. For the years ended December 31, 1996 and 1995, per share calculations include the Company's proportionate share of excess carrying value of New Valley redeemable preferred shares over the cost of shares repurchased of $1,782 and $16,802, respectively.

          New Accounting Pronouncement. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

      (t) Foreign Currency Translation:

          The Company accounts for translation of foreign currency in accordance with SFAS No. 52, "Foreign Currency Translation." The Company's Russian subsidiary operates in a "highly inflationary" economy and uses the U.S. dollar as the functional currency. Therefore, certain assets of this entity (principally inventories and property and equipment) are translated at historical exchange rates with all other assets and liabilities translated at year end exchange rates and all translation adjustments are reflected in the consolidated statements of operations.

      (u) Reclassifications:

          Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.


2.    INVESTMENT IN NEW VALLEY CORPORATION

          The Company's and BGLS' investment in New Valley at December 31, 1996 and 1995, respectively, is summarized below:

                                                   Number of        Fair        Carrying        Unrealized
                                                    Shares        Value         Amount     Holding Gain (Loss)
                                                   ---------       -----        --------   -------------------
             1996
             ----
             Class A Preferred Shares.......         618,326     $ 72,962        $ 72,962       $(24,881)
             Class B Preferred Shares.......         250,885        1,631           1,631           (223)
             Common Shares..................       3,989,710(A)     5,985         (71,542)
                                                                 --------        --------       --------
                                                                 $ 80,578        $  3,051       $(25,104)
                                                                 ========        ========       ========
             1995
             ----
             Class A Preferred Shares.......         618,326     $109,386        $109,386       $  7,424
             Class B Preferred Shares.......         250,885        3,262           3,262          1,408
             Common Shares..................      79,794,229       21,544         (48,747)
                                                                 --------        --------       --------
                                                                 $134,192        $ 63,901       $  8,832
                                                                 ========        ========       ========

             ---------
             (A) Gives effect to July 1996 one-for-twenty stock split.


          The $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares") and the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares") are accounted for as debt and equity securities, respectively, pursuant to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are classified as available-for-sale. Prior to January 1, 1996, the Class A Preferred Shares' fair value had been estimated with reference to the securities' preference features, including dividend and liquidation

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


          preferences, and the composition and nature of the underlying net assets of New Valley. During 1996, however, New Valley became engaged in the ownership and management of commercial real estate and acquired a controlling interest in Thinking Machines Corporation ("Thinking Machines"). Because these businesses affected the composition and nature of the underlying net assets of New Valley, the Company determined the fair value of the Class A and Class B Preferred Shares based on the quoted market price commencing with the quarter ended March 31, 1996. Through September 1996 earnings on the Class A Preferred Shares were comprised of dividends accrued during the period and the accretion of the difference between the Company's basis and their mandatory redemption price. New Valley's Common Shares, $.01 par value (the "Common Shares") were accounted for pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock."

          During the quarter ended September 30, 1996, the decline in the market value of the Class A Preferred Shares, the dividend received on the Class A Preferred Shares and the Company's equity in losses incurred by New Valley caused the carrying value of the Company's investment in New Valley to be reduced to zero. Beginning in the fourth quarter of 1996, the Company suspended the recording of its earnings on the dividends accrued and the accretion of the difference between the Company's basis in the Class A Preferred Shares and their mandatory redemption price.

          In November 1994, New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended ("Joint Plan"), was confirmed by order of the United States Bankruptcy Court for the District of New Jersey and on January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under the Joint Plan. Pursuant to the Joint Plan, among other things, the Class A Preferred Shares, the Class B Preferred Shares and the Common Shares, and other equity interests, were reinstated and retained all of their legal, equitable and contractual rights.

          At December 31, 1996 and 1995, the Company's investment in New Valley consisted of an approximate 42% voting interest. The Company's investment in 1996 and 1995 was represented by 618,326 Class A Preferred Shares, 3,989,710 Common Shares (41.7%) (giving effect to a one-for-twenty reverse stock split by New Valley in July 1996) and 250,885 Class B Preferred Shares (9.0%). At December 31, 1996, the Company owns 57.7% of the outstanding Class A Preferred Shares.

          In February 1995, New Valley repurchased 54,445 Class A Preferred Shares pursuant to a tender offer made as part of the Joint Plan. During 1995, New Valley repurchased 339,400 additional Class A Preferred Shares on the open market at an aggregate cost of $43,405. During 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $1,782 and $16,802, along with other New Valley capital transactions of $0 and $241, for the years ended December 31, 1996 and December 31, 1995, respectively.

          The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At December 31, 1996 and 1995, respectively, the accrued and unpaid dividends arrearage was $117,117 ($109.31 per share) and $121,893 ($110.06 per share). The Company received $24,733 ($40.00 per share) and $61,832 ($100.00 per share) in dividend distributions in 1996 and 1995, respectively.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At December 31, 1996 and 1995, respectively, the accrued and unpaid dividends arrearage was $115,944 ($41.55 per share) and $95,118 ($34.08 per share).
     No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

     Summarized financial information for New Valley follows:


                                                                      1996          1995          1994
                                                                      ----          ----          ----
      Current assets, primarily cash and marketable
         securities...........................................      $183,720       $333,485
      Noncurrent assets.......................................       222,820         52,337
      Current liabilities.....................................        98,110        177,920
      Noncurrent liabilities..................................       170,223         11,967
      Redeemable preferred stock..............................       210,571        226,396
      Shareholders' equity (deficit)..........................       (72,364)       (30,461)

      Revenues   .............................................       111,954         67,730   $    10,381
      Costs and expenses......................................       128,209         66,064        26,146
      (Loss) income from continuing operations................       (13,216)         1,374       (15,265)
      Income from discontinued operations.....................         5,726         16,873     1,135,706(A)
      Extraordinary items.....................................                                   (110,500)
      Net (loss) income applicable to Common Shares(C)........       (65,160)       (13,714)      929,904

      Company's share of discontinued operations..............         2,385          7,031       139,935(B)
      Company's share of extraordinary item...................                                    (46,487)(B)


      ------------------
      (A)  Includes gain on sale of New Valley's money transfer business of $1,056,081, net of income taxes of $52,000.
      (B)  The Company's share of the extraordinary item ($46,487) was related to extinguishment of debt in 1994.
           The Company's share of income from discontinued operations in 1994 was determined after accounting for losses not recognized in prior years as follows:

               42.1% of income from discontinued operations.................         $ 477,791
               Losses not recognized in prior periods.......................          (337,856)
               Company's share of equity in discontinued                             ---------
                operations of New Valley....................................         $ 139,935
                                                                                     =========

      (C)  Considers all preferred accrued dividends, whether or not declared and, in 1995 and 1996, the excess of carrying value of redeemable preferred shares over cost of shares purchased.


     On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 4.)


3.   RJR NABISCO HOLDINGS CORP.

     On October 17, 1995, New Valley and its subsidiary, ALKI Corp. ("ALKI"), entered into an agreement, as amended (the "New Valley Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the New Valley Agreement, New Valley sold approximately 1,600,000 shares of common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco") to

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
         --------------------------------------------------------------


     High River for an aggregate purchase price of $51,000. The New
     Valley Agreement also provided for the parties to pay certain other fees to each other under certain circumstances, including a payment to High River equal to 20% of New Valley's profit on its RJR Nabisco common stock, after certain expenses as defined in the New Valley Agreement.

     On October 17, 1995, the Company and BGLS entered into a separate agreement, as amended (the "High River Agreement"), with High River. Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. ("Nabisco"), at the earliest possible date. Among other things, the Company agreed to solicit the holders of RJR Nabisco common stock to adopt the Spinoff Resolution, which was an advisory resolution to the Board of Directors of RJR Nabisco seeking a spinoff of the 80.5% of Nabisco held by RJR Nabisco to stockholders. The High River Agreement also provided that BGLS pay certain other fees to High River under certain circumstances.

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

     On December 27, 1995, New Valley entered into an agreement with the Company pursuant to which New Valley agreed to pay directly or reimburse the Company and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with the Company's solicitation of consents and proxies from the stockholders of RJR Nabisco. New Valley has also agreed to pay to BGLS a fee of 20% of the net profit received by New Valley or its subsidiaries from the sale of shares of RJR Nabisco common stock after New Valley and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by New Valley and its subsidiaries, including the costs of the consent and proxy solicitations and of acquiring the shares of common stock. New Valley has also agreed to indemnify the Company and its affiliates against certain liabilities arising out of the solicitations. During 1996, New Valley has reimbursed the Company and its subsidiaries $2,370 pursuant to this agreement.

     On December 28, 1995, New Valley, the Company and Liggett engaged Jefferies & Company, Inc. ("Jefferies") to act as financial advisor in connection with New Valley's investment in RJR Nabisco and the Company's solicitation of consents and proxies. In connection with this engagement, New Valley paid Jefferies $1,500 in 1995 and $1,538 in 1996. These companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Nabisco common stock (including any distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations and the costs of acquiring the shares of the common stock.

     On December 29, 1995, the Company commenced solicitation of consents from stockholders of RJR Nabisco seeking, among other things, the approval of the Spinoff Resolution. In March 1996, the Company was informed that the Spinoff Resolution was approved by the holders of a majority of RJR Nabisco common stock.

     On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco common stock. During the

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
         --------------------------------------------------------------


     third quarter of 1996, the Swap was terminated. New Valley recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

     On March 4, 1996, the Company commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. On April 16, 1996, the Company announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders. On November 5, 1996, the Company submitted to RJR Nabisco, in order to comply with the requirements of RJR Nabisco's by-laws, a notice of intent to nominate a slate of directors for election at the RJR Nabisco 1997 annual meeting of stockholders.

     As of December 31, 1996, New Valley held approximately 1,700,000 shares of RJR Nabisco common stock with a market value of $59,200 (cost of approximately $53,400). As of March 14, 1997, New Valley held approximately 1,063,000 shares of RJR Nabisco common stock with a market value of $35,997 (cost of $32,574). During 1996 and 1995, New Valley expensed $11,724 and $3,879, respectively, for costs relating to its RJR Nabisco investment. Based on the market price of RJR Nabisco common stock at March 14, 1997, no amounts are payable by the Company or New Valley under any of its net profit-sharing arrangements with respect to the RJR Nabisco common stock discussed above.


4.   INVESTMENT IN BROOKE (OVERSEAS) LTD.

     Prior to December 29, 1995, the Company did not consolidate Liggett-Ducat, a Russian joint stock company, due to certain events continuing through 1995 which impaired the Company's ability to control the operations of Liggett-Ducat. The amount invested in Russian ventures of $5,723 in 1994 was expensed, based on the determination that there was significant uncertainty as to the recoverability of these amounts. The Company reexamined the issue of consolidating Liggett-Ducat and at December 29, 1995 determined that a series of events in the latter part of 1995 (see below) enabled the Company to exert sufficient control so that the recoverability of its investment appeared reasonable.

     During 1995, the Company increased its investment in Liggett-Ducat from approximately 58% to 68% through a direct purchase of stock from other shareholders. The Company recorded goodwill in the amount of $435 which is being amortized over a ten-year period.

     In October 1995, Liggett-Ducat entered into a loan agreement with Vneshtorgbank, Moscow, Russia, pursuant to which Liggett-Ducat borrowed $20,400 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate ("LIBOR") plus 10%. Principal repayments are due from April through October of 1997. At December 31, 1996, approximately $20,418 had been drawn down under the loan.

     Also in October 1995, BML purchased certain buildings, which it had previously leased from the Moscow Property Committee, for $4,369 excluding related transaction costs. BML has developed, or is in the process of developing, these buildings for commercial use.

     On December 29, 1995, Liggett-Ducat relinquished its 59.4% ownership in a joint real estate venture in exchange for 100% ownership of a partially constructed manufacturing facility owned by the venture on the outskirts of Moscow where Liggett-Ducat plans to build a new cigarette factory. In connection with this exchange, a 49-year land lease was renegotiated in 1996 for the site on which

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     the factory is to be built. Liggett-Ducat's cost basis in the joint real estate venture of $2,675 was transferred to its basis in the new manufacturing facility.

     The additional amounts included in the financial statements as a result of consolidating Liggett-Ducat at December 31, 1995 are as follows:

              Current assets....................       $12,321
              Total assets......................        35,359
              Current liabilities...............        10,602
              Total liabilities.................        20,924
              Stockholders' equity..............        14,435

     Revenues during 1995 from the date of consolidation (December 29, 1995) are not material.

     During the second quarter of 1996, the Company entered into stock purchase agreements with the chairman of Liggett-Ducat and the former Director of Liggett-Ducat's tobacco operations (the "Sellers"). Under the stock purchase agreements, the Company acquired 142,558 shares held by the Sellers for $2,143. The purchase price was payable in installments during 1996 and certain shares of Liggett-Ducat collateralize the Company's obligation under both the purchase agreements and the consulting agreements (described below).

     Concurrently, the Company entered into consulting and non-compete agreements with the Sellers. Under the terms of these agreements, the Company will pay the Sellers a total of approximately $8,357 over five years.

     In December 1996, the Company purchased 46,337 additional shares of Liggett-Ducat stock from other shareholders for $695. At December 31, 1996, the Company's subsidiaries owned 95% of the stock of Liggett-Ducat.

     In 1996, Russian tax authorities assessed Liggett-Ducat $7,600 for outstanding tax liabilities, which amount was accrued in 1996. The liability is payable in two parts, 50% within 2 1/2 years, the remaining 50% over the succeeding five years.

     The performance of Liggett-Ducat's cigarette operations in Russia is affected by uncertainties in Russia which may include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia.

                                  BROOKE GROUP LTD.
                                      BGLS INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in Thousands, Except Per Share Amounts) - (Continued)
            --------------------------------------------------------------


     SUBSEQUENT EVENT:

     Sale of BrookeMil:

     On January 31, 1997, BOL sold all its shares of BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997 with interest at 9%. The consideration received exceeded the carrying value of its investment in BML by $43,700. The Company expects to recognize a gain on the sale in 1997 in the amount of $21,300. The remaining $22,400 will be deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership in New Valley and that a portion of the property sold is subject to a put option held by New Valley. The option allows New Valley under certain circumstances, to put a portion of the property sold back to the Company at the greater of the appraised fair value of the property at the date of exercise or $13,600.

     In connection with the sale of its BML shares to New Valley, certain specified liabilities aggregating $40,800, including the Vneshtorgbank loan with a balance of $20,419, remained with BML, and New Valley indemnified the Company and its subsidiaries with respect to such liabilities.

     On or about March 13, 1997, a shareholder derivative suit was filed against New Valley, as a nominal defendant, its directors and the Company in the Delaware Chancery Court, by a shareholder of New Valley. The suit alleges that New Valley's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, the Company aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations are without merit, and it intends to defend the suit vigorously.


5.   DISCONTINUED OPERATIONS

     A summary of discontinued operations follows:

                                                                                 Year Ended December 31,
                                                                         1996             1995              1994
                                                                   ----------------- ---------------- -----------------
          (Loss) income from discontinued operations:
              New Valley........................................        $(1,591)         $ 1,800
              MAI...............................................                             698          $  3,628
              SkyBox............................................                             362            20,065
                                                                        -------           ------          --------
                                                                         (1,591)           2,860            23,693
                                                                        -------           ------          --------

          Gain from disposal of operations:
              New Valley........................................          3,976            5,231           139,935
              SkyBox............................................                          13,138            11,055
                                                                        -------           ------          --------
                                                                          3,976           18,369           150,990
                                                                        -------           ------          --------

          Income from discontinued operations...................        $ 2,385          $21,229          $174,683
                                                                        =======          =======          ========



                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     Net revenues of MAI Systems Corporation ("MAI") for the period January 1, 1995 to February 6, 1995 were $6,652 and for the year ended December 31, 1994 was $66,095.

     New Valley:

     During the fourth quarter of 1994, New Valley sold or was in the process of selling virtually all of its current operations. In connection with the implementation of the provisions of the Joint Plan, New Valley completed the sale of Western Union Financial Services Inc. and certain other assets to First Financial Management Corporation ("FFMC"). Accordingly, the financial statements of the Company reflect its portion of the gain ($139,935) in gain on disposal of discontinued operations in 1994.

     On October 31, 1995, New Valley sold substantially all the assets of its wholly-owned subsidiary, Western Union Data Services Company, Inc. (the "Messaging Service Business"), and conveyed substantially all of the liabilities of the Messaging Service Business to FFMC for $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The financial statements of the Company reflect its portion of the gain ($5,231) in gain on disposal of discontinued operations in 1995.

     In October 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment, including the write-down of certain assets, principally inventory, to their net realizable value by $6,100 have been classified as discontinued operations. The financial statements of the Company reflect its portion of the loss from operations ($1,591) and the gain on disposal ($3,976) in discontinued operations.


     MAI:

     On February 1, 1994, the Company renegotiated a December 21, 1992 agreement with an unrelated third party which enabled the Company to purchase additional MAI equity for $3,565 in the reorganized entity which had emerged from bankruptcy on November 18, 1993. When combined with the interest originally received in the MAI reorganization, total common ownership held by the Company at December 31, 1994 was approximately 65.2%.

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

     On January 25, 1995, the Board of Directors of BGLS determined to declare a dividend of the stock of MAI to the Company with the intention of the Company distributing a special dividend of MAI common stock to its stockholders (the "MAI Distribution"). Accordingly, the Company approved the MAI Distribution of the 65.2% equity interest in MAI through a special dividend to its stockholders of one share of MAI for every six shares of the Company's common stock. The distribution occurred on February 13, 1995. As a result, MAI has been treated as a discontinued operation in the financial statements for all periods presented. The MAI Distribution reduced the Company's stockholders' equity (deficit) by $27,085 in the first quarter of 1995.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     SkyBox:

     During 1994 and the first quarter of 1995, the Company sold all of its remaining common stock of its former subsidiary, SkyBox International Inc. ("SkyBox"), for approximately $20,000. In addition, during the same period SkyBox redeemed the 220 shares of SkyBox Series A Preferred Stock which the Company held for $22,000.


6.   INVENTORIES

     Inventories consist of:


                                                                                  December 31,
                                                                             1996              1995
                                                                       ----------------- -----------------
                Finished goods.......................................        $15,304           $19,129
                Work-in-process......................................          4,435             3,570
                Raw materials........................................         34,002            29,021
                Replacement parts and supplies.......................          4,406             4,903
                                                                             -------           -------
                Inventories at current cost..........................         58,147            56,623
                LIFO adjustments.....................................         (4,456)            3,899
                                                                             -------           -------
                                                                             $53,691           $60,522
                                                                             =======           =======


     The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 1996, Liggett had leaf tobacco purchase commitments of approximately $20,116.



7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:



                                                                                  December 31,
                                                                             1996              1995
                                                                       ----------------- -----------------
                Land and improvements................................       $    455          $    542
                Buildings............................................         14,205            13,661
                Machinery and equipment..............................         49,401            42,877
                Leasehold improvements...............................            302               309
                Construction-in-progress.............................         46,966            18,286
                                                                            --------          --------
                                                                             111,329            75,675
                Less accumulated depreciation........................        (31,047)          (27,323)
                                                                            --------          --------
                                                                            $ 80,282          $ 48,352
                                                                            ========          ========

     The amounts provided for depreciation for the years ended December 31, 1996, 1995 and 1994 were $4,412, $4,699 and $4,609, respectively.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     The amount of capitalized interest included in property, plant and equipment is $6,387 and $1,004 in 1996 and 1995, respectively.


8.   SALE OF ASSETS

     On July 15, 1996, the Company sold substantially all of the non-cash assets and certain liabilities of COM Products, Inc. ("COM"), a subsidiary engaged in the business of selling micrographics equipment and supplies, for approximately $3,700 cash and a promissory note for $500. The Company recognized a gain of approximately $3,000 on this transaction.

     On May 14, 1996, Liggett sold to the County of Durham certain surplus realty for $4,300. The Company recognized a gain of approximately $3,600.

     Subsequent Event:

     On January 31, 1997, BOL sold BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. (Refer to Note 4.)

     On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, additional surplus realty for $2,200. A gain of approximately $1,600 is expected to be recognized in 1997.


9.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

     Notes payable, long-term debt and other obligations consist of:




                                                                                  December 31,
                                                                             1996              1995
                                                                       ----------------- -----------------
         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $1,511.................         $231,353
         13.75% Series 2 Senior Secured Notes due 1997.............                          $  91,179
         16.125% Senior Subordinated Reset Notes due 1997..........                              5,670
         14.500% Subordinated Debentures due 1998..................              800           126,295
         Notes payable - Foreign...................................           22,668            11,122
         Other.....................................................            2,425             2,084

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $0 and $424, respectively.....          119,688           119,485
         Variable Rate Series C Senior Secured Notes due 1999......           32,279            32,279
         Revolving credit facility.................................           24,272            21,017
                                                                            --------          --------

         Total notes payable and long-term debt....................          433,485           409,131

         Less:
             Current maturities....................................           55,242             2,387
                                                                            --------          --------

         Amount due after one year.................................         $378,243          $406,744
                                                                            ========          ========


                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


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

     The exchange offer closed on January 30, 1996. All $91,179 of the Series 2 Notes and $125,495 of the Subordinated Debentures were exchanged. In addition, BGLS cancelled all of the Subordinated Debentures ($13,705) held by the Company. Subordinated Debentures in the amount of $800 remain outstanding. As part of the exchange offer, substantially all of the covenants and events of default were eliminated pertaining to the Subordinated Debentures.

     Holders of Reset Notes did not exchange, and the Reset Notes were redeemed on March 29, 1996 for a total amount of $5,785, including premium, together with accrued interest of $452. On March 7, 1996, an additional $7,397 face amount of Series A Notes were sold for $6,300 including accrued interest with the proceeds being used for the redemption of the Reset Notes.

     Pursuant to a registered exchange offer, holders of the Series A Notes exchanged all of the $107,373 outstanding principal amount for an equal principal amount of Series B Notes. The exchange closed March 21, 1996. The Company has cancelled all the Series A Notes.

     The new Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The BGLS Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the Series B Notes remain outstanding), limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The Series B Notes may be redeemed, in whole or in part, through December 31, 1999 at a price of 101% of the principal amount and thereafter at 100%. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period ended July 31, 1996 when interest was payable at 13.75% from October 1, 1995 to January 30, 1996 and at 15.75% from January 31, 1996 through July 31, 1996.

     The Company recorded an extraordinary charge of approximately $9,700 for the year ended December 31, 1995 relating to the exchanged debt securities discussed above.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


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


     LIGGETT 11.500% SENIOR SECURED SERIES B NOTES DUE 1999:

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding inventories and receivables. Eve Holdings Inc. is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. While Liggett management currently intends to seek to refinance and/or restructure with Liggett's note holders the February 1, 1998 mandatory redemption payment of $37,500 and the $107,400 payment due on February 1, 1999 on maturity of the Liggett Notes and to extend its revolving credit facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the facility at this time, and no assurances can be given in this regard.

     ISSUANCE OF LIGGETT SERIES C VARIABLE RATE NOTES:

     On January 31, 1994, Liggett issued $22,500 of Variable Rate Series C Senior Secured Notes Due 1999 (the "Liggett Series C Notes"). The Liggett Series C Notes bore a 16.5% interest rate, which

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     was reset on February 1, 1995 to 19.75%, the maximum reset rate. Liggett had received the necessary consents from the required percentage of holders of Liggett Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Liggett Series C Notes to be issued under the Liggett Series C Notes indenture. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Liggett Series B Notes. In connection with the consents, holders of Liggett Series B Notes received Liggett Series C Notes totaling $2,842 or 2% of their then current Liggett Series B Notes holdings. Liggett issued the remaining $7,508 of Series C Notes in November 1994.

     On January 26, 1995, the Company sold the Series C Notes it held in face amount of $2,935.


     REVOLVING CREDIT FACILITY - LIGGETT:

     On March 8, 1994, Liggett entered into a revolving credit facility (the "Facility") for $40,000 with a syndicate of commercial banks. The Facility is collateralized by all inventories and receivables of Liggett. At December 31, 1996, $24,272 was outstanding and $13,098 was available under the Facility. Borrowings under the Facility bore interest at the rate of 9.75%, a rate which is equal to 1.5% above the Philadelphia National Bank's prime rate (8.25%) at December 31, 1996. The Facility requires Liggett's compliance with certain financial and other covenants. The Facility also limits the amount of cash dividends and distributions by Liggett. In addition, the Facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $175,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $35,000 as computed in accordance with the agreement). The Facility is classified as short-term at December 31, 1996, as it was due on March 8, 1997. In January 1997, the Facility was extended for a one-year period ending March 8, 1998. No assurances can be given that the Facility will be further extended.

     During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Liggett Notes becoming due within one year.
     On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the Liggett Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.


     FOREIGN LOANS:

     In October, 1995, Liggett-Ducat, a subsidiary of BOL, entered into a construction loan agreement with Vneshtorgbank, Moscow, Russia for a period of two years on behalf of BML for $20,400. The interest rate is the London Interbank Offered Rate, which was 5.55% and 5.66% at December 31, 1996 and 1995, respectively, plus 10%. The outstanding balance at December 31, 1996 on the loan, which was assigned to BML on December 19, 1996, was $20,400. Deferred financing fees of approximately $4,044 were recorded and are being amortized over the term of the loan. (Refer to Note 4.)

     In January 1996, Liggett-Ducat entered into a revolving credit facility for $1,667 with the same bank. The facility was denominated in rubles and is due within 180 days with an automatic renewal. Because the credit facility exists in a hyperinflationary economy, it bore interest at a rate of 85% per annum. During September 1996, this facility was fully retired.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     Scheduled Maturities:

     Scheduled maturities of long-term debt for each of the next five years are as follows:

                   1997.....................       $55,242
                   1998.....................        39,516
                   1999.....................       107,374
                   2000.....................
                   2001.....................       231,353
                   Thereafter...............
                                                  --------
                                                  $433,485
                                                  ========

10.  RESTRUCTURING CHARGES

     Liggett:

     During the years ended December 31, 1996 and 1995, Liggett offered severance and benefit programs to reduce personnel costs on an ongoing basis. These programs resulted in a charge to operations of $3,428 and $2,548, respectively.


11.  EMPLOYEE BENEFIT PLANS

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

     In a continuing effort to reduce operating expenses, all defined benefit plans were frozen between 1993 and 1995 and several early retirement windows were offered in 1995 and 1996. As a result of these actions, the Company recorded a curtailment charge (see table below).

     The Company's net pension expense consists of the following components:



                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                                    1996              1995             1994
                                                               ---------------------------------------------------
      Service cost - benefits earned during the period.....      $     350        $     454          $  1,140
      Interest cost on projected benefit obligation........         12,241           12,850            12,363
      Actual return on assets..............................        (21,143)         (23,501)           (5,144)
      Curtailment related to plan restructuring............          1,463            1,550               691
      Net amortization and deferral........................          7,384            9,547            (8,337)
                                                                 ---------        ---------        ----------
                                                                 $     295        $     900        $      713
                                                                 =========        =========        ==========


     In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the overfunded and underfunded plans with respect to the accumulated benefit obligation at December 31, 1996 have been segregated for financial statement presentation. All plans were underfunded with respect to the

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

     accumulated benefit obligation at December 31, 1995. An analysis of the funded status of the Company's defined benefit pension plans and amounts recognized in the balance sheets at December 31, 1996 and 1995 for the pension plans are as follows:

                                                                       December 31,               December 31,
                                                                           1996                       1995
                                                             ----------------------------------   ------------
                                                              Assets Exceed     Accumulated       Accumulated
                                                               Accumulated    Benefits Exceed   Benefits Exceed
                                                                Benefits           Assets            Assets
                                                             ---------------- ----------------- ---------------
            Actuarial present value of benefit obligations:
                  Vested benefit obligation...............       $155,612           $2,900          $166,448
                                                                 ========           ======          ========
                  Accumulated benefit obligation..........       $160,587           $2,915          $172,317
                                                                 ========           ======          ========
                  Projected benefit obligation............       $160,587           $2,915          $172,317
            Plan assets at fair value.....................        169,845                            163,913
                                                                 --------           ------          --------
            Projected benefit obligation (less than) in
                  excess of plan assets...................         (9,258)           2,915             8,404
            Unrecognized net gain (loss)..................         28,221             (976)           14,449
            Curtailment liability.........................          1,463
            Adjustment required to recognize minimum
                  liability...............................                             976              976
                                                                 --------           ------          --------
            Pension liability before purchase accounting
                  valuation adjustments...................         20,426            2,915            23,829
            Purchase accounting valuation adjustments
                  related to income taxes.................         (3,425)                            (3,773)
                                                                 --------           ------          --------
            Net pension liability included in the balance
                  sheets..................................       $ 17,001           $2,915         $  20,056
                                                                 ========           ======          ========

     Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations were as follows:

                                                                               1996                  1995
                                                                               ----                  ----
           Discount rates............................................      6.25 - 8.00%          6.25 - 8.50%
           Accrued rates of return on invested assets................          9.0%                  9.0%
           Salary increase assumptions...............................          N/A                   N/A
                                                                            per annum             per annum


     Plan assets consist of commingled funds, marketable equity securities and corporate and government debt securities.

     Postretirement Medical and Life Insurance Plans:

     BGLS and Liggett

     Substantially all of Liggett's United States employees are eligible for certain postretirement benefits if they reach retirement age while working for the Company. Effective January 1, 1995, retirees are required to fund 100% of participant medical premiums.

     The components of net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------



                                                                              1996         1995        1994
                                                                              ----         ----        ----
      Service cost, benefits attributed to employee
           service during the year......................................      $  68        $  68       $   63
      Interest cost on accumulated postretirement
           benefit obligation...........................................        829          970        1,037
      Charge for special termination benefits...........................                     489
      Amortization of net (gain) loss...................................        (92)         (26)          33
                                                                               ----       ------       ------

      Net periodic postretirement benefit expense.......................       $805       $1,501       $1,133
                                                                               ====       ======       ======


     The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 1996 and 1995 applicable to each employee group for benefits:



                                                                                  1996               1995
                                                                                  ----               ----

      Retired employees.................................................         $ 7,899           $  8,673
      Active employees - fully eligible.................................             674              1,707
      Active employees - not fully eligible.............................             515              1,078
                                                                                 -------           --------
           APBO.........................................................           9,088             11,458
      Unrecognized net gain.............................................           3,324              1,339
      Purchase accounting valuation adjustment related to
           income taxes.................................................          (1,072)            (1,181)
                                                                                 -------            -------
      Postretirement liability..........................................         $11,340            $11,616
                                                                                 =======            =======


     The APBO at December 31, 1996 was determined using a discount rate of 8% and health care cost trend rates of 4%. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit cost by $419 and $32, respectively, for the year ended December 31, 1996. The Company does not hold any assets reserved for use in the plan.

     Profit Sharing Plan:

     Liggett

     The 401(k) plans originally called for Liggett contributions matching up to a 3% employee contribution, plus additional Liggett contributions of up to 6% of salary based on the achievement of Liggett's profit objectives. Effective January 1, 1994, Liggett suspended the 3% match for the salaried employees' 401(k) Plan, but reinstated it on April 1, 1996. Liggett contributed and expensed $2,712, $900 and $420 to the 401(k) plans for the years ended December 31, 1996, 1995 and 1994, respectively.


12.  INCOME TAXES

     The Company files a consolidated federal income tax return that includes its more than 80%-owned United States subsidiaries. At December 31, 1996, the Company had $90,646 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


     The amounts provided for income taxes are as follows:

                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                                    1996              1995             1994
                                                               ---------------- ----------------- ----------------
      Current:
         U.S. Federal.....................................      $                                    $(24,714)
         Foreign..........................................         1,454
         State............................................           (52)             $ 342               227
                                                                --------              -----          --------
      Total provision (benefit) for
        continuing operations.............................      $  1,402              $ 342          $(24,487)
                                                                ========              =====          ========

     The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:




                                                     December 31, 1996                  December 31, 1995
                                               -----------------------------      -----------------------------
                                               Deferred Tax     Deferred Tax      Deferred Tax     Deferred Tax
                                                  Assets         Liabilities         Assets         Liabilities
                                               ------------     ------------      ------------      -----------
      Sales and product allowances.......      $  2,504                            $  2,337
      Inventory..........................         1,270               683               831           $ 1,280
      Coupon accruals....................         4,492                               3,198
      Property, plant and equipment......                           5,218                               6,200
      Employee benefit plan accruals.....        13,193                              13,249
      Debt restructuring charges.........        22,334                               5,702
      Excess of tax basis over book basis-
         non-consolidated entities.......         9,467                               4,327
      Excess of book basis over tax basis-
         non-consolidated entities.......                           5,166                               5,564
      Legal settlements..................         2,910                               3,556
      Net operating loss carryforwards...        45,543                              54,860
      Valuation allowance................       (90,646)                            (73,955)
      Reclassifications..................       (11,067)          (11,067)          (13,044)          (13,044)
                                               --------          ---------         --------          --------
                                               $                 $                 $  1,061          $
                                               ========          =========         ========          ========




     Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                                    1996              1995             1994
                                                               ---------------- ----------------- ----------------
      (Loss) from continuing operations
        before income taxes................................       $(63,516)         $(45,002)         $(42,478)
                                                                  ========          ========          ========

      Federal income tax (benefit) at statutory rate.......        (22,231)          (15,751)          (14,867)

      Increases (decreases) resulting from:
        State income taxes, net of federal income tax
         benefits..........................................            (34)              342               148
        Foreign taxes......................................          1,454
        Changes in valuation allowance.....................         21,471            11,810            14,432
        Other..............................................            742             3,941
        Reduction of reserves..............................                                            (24,200)
                                                                  --------         ---------          --------
        Provision (benefit) for income tax................        $  1,402         $     342          $(24,487)
                                                                  ========         =========          ========

     The Company favorably settled an audit with the Internal Revenue Service in the third quarter of 1994 and has adjusted its reserves accordingly.

     At December 31, 1996, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $114,000 which may be subject to certain restrictions and limitations and which will expire in the years 2006 to 2009.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


13.  COMMITMENTS

     Certain of the Company's subsidiaries lease certain facilities and equipment used in its operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms for one year or more are as follows:

                         Year ending December 31:
                         1997..........................     $ 5,578
                         1998..........................       4,130
                         1999..........................       2,120
                         2000..........................       1,310
                         2001..........................         650
                         2002 and thereafter...........      33,918
                                                            -------
                                                            $47,706
                                                            =======

     Lease commitments for 2002 and thereafter relate primarily to the remaining 45 years of a land lease and 23 years of an equipment lease in Russia.

     The total of minimum rentals to be received in the future by certain of the Company's subsidiaries under noncancelable subleases are $126 for the year ending December 31, 1997.

     The Company's rental expense for the years ended December 31, 1996, 1995 and 1994 was $5,471, $4,449 and $4,808, respectively.


14.  EQUITY

     Series G Preferred Stock:

     During 1993 and 1994, special dividends payable on the Series G Preferred Stock in connection with the distribution of SkyBox shares to the Company's shareholders were accelerated and paid in two parts. To the extent that such dividends were utilized to facilitate the repayment or defrayal of certain debt obligations to the Company, cash dividends were disbursed or dividends were waived to satisfy such obligations. The remaining portion of the special dividend was payable in four installments on January 1, April 1, July 1 and October 1, 1994 payable in cash or shares of common stock at the option of the Company using the prime rate announced by Citibank, N.A. discounted by the number of days between the installment payment date and October 6, 1994, the date the special dividend was to have been paid out. (Refer to Note 17.) At December 31, 1994, all Series G Preferred Stock had been converted into Company common stock.

     Treasury Stock:

     For information concerning the exercise in 1994 of a warrant for 607,889 shares of the Company's common stock. (Refer to Note 17.)

     In 1995 and 1994, pursuant to a Stock Grant Agreement, the Company purchased 33,748 and 41,641 shares of common stock, respectively, from two former employees at market price. During 1995, the Company issued, in the aggregate, 270,000 shares from treasury.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


15.  STOCK PLANS

     The Company's Stock Option Plan (the "Plan") provides that options and stock appreciation rights ("SAR's") for up to 400,000 shares of common stock may be granted to officers and other key employees of the Company. All options must be granted on or before the tenth anniversary of the effective date of the Plan (September 1, 1997) and at prices not less than the fair market value of the stock on the date of grant. The exercise price may be paid in cash or in shares of the Company's common stock having a fair market value equal to the cash amount for which it was substituted. Shares received upon exercise of a portion of an option may be applied automatically at their fair market value to purchase additional portions of the option. Shares relating to options that expire or are canceled are added back to shares authorized for future grants. At December 31, 1996, 1995 and 1994, no options were outstanding; however, there were 212,400 shares available to be granted under this Plan.

     On December 16, 1996, the Company entered into a Stock Option Agreement (the "Agreement") with a consultant who serves as a director and President of New Valley. The Agreement granted such consultant non-qualified stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options, which will become exercisable over a ten-year term, vest in six equal annual installments beginning on July 1, 1997. Pursuant to the Agreement, common stock dividend equivalents are paid on each vested and unexercised option. The Company estimated the fair value of such grants on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 6.4%, expected life of 10 years, volatility of 81.4% and no expected dividends or forfeiture. Under this model the fair value of stock options granted in 1996 was $4,750. The Company recognized expense of $64 for the year ended 1996.

     As of January 1, 1994, the Company had granted 500,000 shares of restricted common stock to the same consultant. Of the total number of shares granted, 250,000 were immediately vested and issued during the third quarter. The remaining 250,000 shares were issued in 1995 and will vest in 1997. In addition, on January 25, 1995, the Company entered into a nonqualified stock option agreement with the same consultant. Under the agreement, options to purchase 500,000 shares were granted at $2.00 per share. The options are exercisable over a ten-year period, beginning with 20% on the grant date and 20% on each of the four anniversaries of the grant date. The grant provides for dividend equivalent rights on all the shares underlying the options.

     During 1996, 1995 and 1994, the Company recorded charges to income of $222, $557 and $781, respectively, for compensation based on estimates of the fair market value for the shares and options granted. In 1996 and 1995, the Company also recorded charges to income of $150 and $150 for the dividend equivalent rights.

     Subsequent Event:

     As of January 1, 1997, the Company granted to employees of the Company non-qualified stock options to purchase 422,000 shares of the Company's common stock at an exercise price of $5.00 per share. The options, which will become exercisable over a ten-year term, vest in six equal annual installments.

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


16.  CONTINGENCIES

     Tobacco-Related Litigation:

     Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against the Company or Liggett). New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

     As of March 14, 1997, there were 108 cases pending against Liggett where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 58 are pending in the State of Florida and 19 are pending in the State of New York. The balance of individual cases are pending in 13 different states. The next individual case scheduled for trial where Liggett is a defendant is CHUTZ-REYMERS V. LIGGETT GROUP INC., ET AL, United States District Court, Middle District of Florida, Tampa Division, which is scheduled for trial in June 1997. In light of the settlements discussed below, this case will not proceed against Liggett on that date. In addition to the foregoing, there are four individual cases scheduled for trial in 1997 where Liggett is a defendant, although trial dates are subject to change.

     The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). Several representative cases are described below.

     On June 24, 1992, in the action entitled CIPOLLONE V. LIGGETT GROUP INC., ET AL., the United States Supreme Court issued an opinion concluding that the Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

     On March 27, 1987, an action entitled YVONNE ROGERS V. LIGGETT GROUP INC. ET AL., Superior Court, Marion County, Indiana, was filed against Liggett and others. The plaintiff sought compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996 and, on August 23, 1996, the jury returned a verdict in favor of the defendants. A Notice of Appeal has been filed by the plaintiff.

     On October 31, 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. Plaintiff's motion to certify the action as a class action was granted. The suit is scheduled to go to trial on June 2, 1997. In addition to Broin, as of March 25, 1997 there were 12 actions which have either been certified as a class or are seeking class certification. One of these actions, ENGLE, ET AL. V. R. J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, involving a certified class of smokers in the State of Florida, is scheduled to commence trial on September 8, 1997.

     On May 12, 1992, an action entitled CORDOVA V. LIGGETT GROUP INC., ET AL., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council on Tobacco Research ("CTR") and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase. This action is scheduled for trial on December 12, 1997. A similar action has been filed in the Superior Court for the State of California, City of San Francisco.

     On September 10, 1993, an action entitled SACKMAN V. LIGGETT GROUP INC., UNITED STATES DISTRICT COURT, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiffs' fraud and breach of warranty claims. In addition, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Magistrate Judge is presently reconsidering plaintiffs' motion to compel production of documents. No trial date has been set.

     On March 25, 1994, an action entitled CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY INC., ET AL., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. The District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Fifth Circuit Court of Appeals decertified the class and instructed the District Court to

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     dismiss the class complaint. On March 12, 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation, however, this settlement is no longer in effect. See "Subsequent Events" below.

     In February 1995, an action entitled GRADY CARTER, ET AL. V. THE AMERICAN TOBACCO COMPANY, ET AL., Superior Court for the State of Florida, Duval County, was filed against Liggett and others. Plaintiff sought compensatory damages, including, but not limited to, reimbursement for medical costs. Both American Tobacco and Liggett were subsequently dismissed from this action. On August 9, 1996, a jury returned a verdict against the remaining defendant, Brown & Williamson Tobacco Corp., in the amount of $750. Brown & Williamson has filed a Notice of Appeal.

     On May 23, 1994, an action entitled MOORE, ATTORNEY GENERAL, EX REL STATE OF MISSISSIPPI V. THE AMERICAN TOBACCO COMPANY, ET AL., Chancery Court of Jackson County, Mississippi, was commenced against Liggett and others seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. In May 1994, the State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). On February 21, 1995, the State of Florida commenced an action pursuant to this statutory scheme. In addition to the foregoing, similar actions have been filed on behalf of 20 states and several municipalities. The Mississippi, Florida and Texas Medicaid recovery actions are scheduled for trial in 1997. Legislation similar to that enacted in Florida has been introduced in the Massachusetts and New Jersey legislatures.

     In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by tobacco products. The claims asserted in these Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act.

     On March 15, 1996, the Company and Liggett entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Mississippi, West Virginia and Massachusetts. The settlement with the Attorneys General releases the Company and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

     Under the settlement, the states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

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

     At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlement, and no additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination will be expensed when considered probable.

     The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. Liggett was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. The Company is unable, at this time, to predict the outcome of this investigation.

     In March 1996, Liggett received a subpoena from a Federal grand jury sitting in the Southern District of New York. Documents have been produced in response to the subpoena. The Company understands that this investigation has been transferred to the main office of the United States Department of Justice. In addition, in May 1996, Liggett was served with a subpoena by a grand jury sitting in the District of Columbia. Liggett is in the process of responding to that subpoena. The Company and Liggett are unable, at this time, to predict the outcome of these investigations.

     The Antitrust Division of the United States Department of Justice investigation into the United States tobacco industry activities in connection with product development efforts regarding "fire-safe" or self-extinguishing cigarettes has been concluded. No action by the Department of Justice was taken.

     Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against the Company. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

     The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against the Company and Liggett. It is possible that the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

     There are several other proceedings, lawsuits and claims pending against the Company unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     other proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

     Subsequent Events:

     On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. The Company and Liggett have now obtained settlements with each of the 22 states that have commenced suit against them. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the 22 states and, upon court approval, the nationwide class.

     The settlement with the Attorneys General, which does not require court approval, includes the states of Arizona, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect.

     The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. Class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when such court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements. In light of this, the March 1996 CASTANO settlement is no longer in effect.

     Pursuant to the settlements, the Company and Liggett have agreed to cooperate fully with the Attorneys General and the nationwide class in their lawsuits against the tobacco industry. The Company and Liggett have agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, the Company and Liggett have agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett has also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General.

     Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett has also agreed to phase-in

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

     Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any future adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25 million. Both the Attorneys General and the nationwide class have also agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

     The Company and Liggett are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs have agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such a plan should be no more onerous than under these new settlements.

     On March 20, 1997, RJR, Philip Morris, B & W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing, the Company and Liggett and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining these four companies from interfering with Liggett's filing with the courts, under seal, those documents.


     Legislation and Regulation:

     On August 28, 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. A hearing on the tobacco industry's motion for summary judgment in that case was held on February 10, 1997, and a decision by the Court is expected soon. The FDA's proposed restrictions, some of which became effective as early as February 28, 1997, purport to (i) limit access to tobacco products and (ii) limit advertising and marketing. Management is unable to predict whether the Final Rule will be upheld as enforceable against the industry. Management is also unable to predict the effects of the proposed restrictions, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

     The Company and Liggett, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed rule making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.

     In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. Regulations adopted pursuant to this legislation are scheduled to become effective on July 1, 1997. On February 7, 1997, the United States District Court for the District of

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     Massachusetts denied an attempt to block the new legislation on the ground that it is preempted by federal law.

     In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government.

     After an audit, the USDA informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and was subject to a DMA of approximately $5,500. Liggett has agreed to pay this assessment in quarterly installments with interest over a five-year period, and $4,900 was accrued for the assessment in 1995. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

     On September 13, 1995, the President of the United States issued Presidential Proclamation 6821, which established a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. In addition the Presidential Proclamation served to limit the application of the DMA to only those activities occurring in calendar year 1994.

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

     In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

     In January 1993, the EPA released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

     The Company has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. The Company's current operations are

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


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

     In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time the Company is not able to evaluate.

     Other Matters:

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

     At December 31, 1996, there were several other proceedings, lawsuits and claims pending against the Company and its subsidiaries. The Company is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.

     Subsequent Events:

     In June 1993, the Company obtained expropriation and forced abandonment insurance coverage for its investment in its Ducat Place I real estate project in Moscow, Russia. Shortly thereafter, the Company submitted a Notice of Loss to the insurer, under and pursuant to the policy. The insurer denied the claim and, in July 1994, arbitration proceedings were commenced in the United Kingdom. In January 1997, the Company recognized a gain of $4,125 in settlement of the dispute.


17.  RELATED PARTY TRANSACTIONS

     On January 5, 1994, the Company's Chairman, President and Chief Executive Officer and controlling stockholder (the "Chairman") repaid his principal indebtedness of $14,692 and that of certain of his affiliates in the total amount of $15,695 with the use of dividends paid on December 31, 1993 on Series G Preferred Stock. (Refer to Note 14.) On March 21, 1994, the Chairman repaid all interest due on the various debts in the amount of $1,163 and accordingly, the stock collateralizing the loans was released.

     Effective July 1, 1990, a former executive transferred all of his equity in the Company to the Chairman and resigned from substantially all of his positions with the Company and its affiliates. In consideration for this transfer, a partnership (the "Partnership") controlled by the Chairman agreed, among other things, to make certain payments to the Company on account of the former executive's outstanding indebtedness of $8,677 (deducted from equity). In connection with this transaction, the Partnership had pledged 1,681,715 of the shares it held of the Company's common stock to secure this non-recourse obligation, except as to the pledged shares. In May 1994, the Partnership paid

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     $3,200 in partial satisfaction of the obligation. In consideration thereof, the Company released 1,281,715 of the pledged shares. On March 7, 1997, the Partnership transferred to the Company the remaining 400,000 pledged shares in final satisfaction of the obligation.

     In conjunction with the transfer of 607,889 shares of the Company's common stock in 1992, the former Vice Chairman of the Company was granted a warrant (the "Warrant") to purchase 607,889 shares of common stock for an exercise price of $7.60 a share, subsequently reduced to $0.10 per share as a result of the SkyBox distribution. The Warrant was exercised in November 1994. The former Vice Chairman has served on the Board of Directors of New Valley since 1990 and has been a consultant to Liggett in 1996 for which he received $220 of consulting fees.

     On December 16, 1996, the Company entered into a Stock Option Agreement relating to 1,000,000 shares of the Company's common stock with a consultant who serves as a director and President of New Valley. In addition, the Company granted the same consultant 500,000 shares of restricted common stock in 1994 and options to purchase 500,000 shares in 1995. (Refer to Note 15.) During 1996, the consultant received $480 of consulting fees from the Company and a subsidiary.

     An outside director of the Company is a stockholder of and serves as the secretary and treasurer of a registered broker-dealer that has performed services for the Company and its affiliates since before December 31, 1993. The broker-dealer received brokerage commissions and other income of approximately $317, $584 and $121 from the Company and/or its affiliates during 1996, 1995, and 1994, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with New Valley's broker-dealer subsidiary on customary terms. In connection with the acquisition of certain office buildings by New Valley on January 10, 1996, this director received a commission of $220 from the seller.

     During 1995, the Company and New Valley entered into an expense sharing agreement whereby certain lease, legal and administrative expenses are allocated to the entity incurring the expense. Expense reimbursements amounted to $462 and $571 for the years ended December 31, 1996 and 1995, respectively.

     During 1996, the Company and BGLS entered into a court-approved Stipulation and Agreement (the "Settlement") with New Valley relating to the Company's and BGLS' application under the Federal Bankruptcy Code for reimbursement of legal fees and expenses incurred by them in connection with New Valley's bankruptcy reorganization proceedings. Pursuant to the Settlement, New Valley reimbursed the Company and BGLS $655,217 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between New Valley and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

     On December 18, 1996, New Valley loaned BGLS $990 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, New Valley loaned BGLS an additional $975 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997. At December 31, 1996, the loan and accrued interest thereon of $996 was included in current liabilities as notes payable.

     In connection with their agreement to serve as the Company's nominees at RJR Nabisco's Annual Meeting, two directors of New Valley were each paid $30 by the Company during the fourth quarter of 1995. In addition, the Company also entered into an agreement with each of the Company nominees whereby it has agreed to indemnify such nominees against certain liabilities arising out of the solicitation of proxies in support of the nominees' election at the annual meeting. As discussed in

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     Note 3, the Company has entered into certain other agreements with New Valley in connection with RJR Nabisco.

     Subsequent Events:

     On January 31, 1997, New Valley entered into a stock purchase agreement with BOL pursuant to which New Valley acquired 10,483 shares of BML common stock (99.1%) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 promissory note with an interest rate of 9%. (Refer to Note 4.)

18.  SEGMENT INFORMATION

     The Company's major operations are in tobacco products, principally cigarettes, and real estate development. The tobacco segment operates in the United States and in Russia; real estate activities are conducted in Russia. Total assets of the foreign real estate and tobacco operations included in the consolidated balance sheet at December 31, 1996 and 1995 were approximately $72,296 and $45,400, respectively. (Refer to Note 4.)

     Industry Segment:


                                                               Real         Corporate
                        1996                    Tobacco       Estate        and Others      Consolidated
                        ----                    -------       ------        ----------      ------------

                Net sales..................     $447,522    $  2,675           $ 2,459          $452,656
                Operating income...........        4,805          99            (8,831)           (3,927)
                Identifiable assets........      114,648      55,012             8,017           177,677
                Capital expenditures.......        8,861      25,318                62            34,241
                Depreciation and
                  amortization.............        8,185         253               381             8,819

                                                               Real         Corporate
                        1995                    Tobacco       Estate        and Others      Consolidated
                        ----                    -------       ------        ----------      ------------

                Net sales..................     $455,666                      $  5,793          $461,459
                Operating income...........       16,725    $ (1,990)           (6,675)            8,060
                Identifiable assets........      123,144      31,149            71,327           225,620
                Capital expenditures.......        1,104       7,229               472             8,805
                Depreciation and
                  amortization.............        7,972                         1,104             9,076

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (continued)
         --------------------------------------------------------------

      Geographic Area:


                                                              United
                               1996                           States           Russia         Consolidated
                               ----                         --------           ------         ------------
                Net sales..............................     $403,521           $49,135          $452,656
                Operating income.......................        6,045            (9,972)           (3,927)
                Identifiable assets....................      105,381            72,296           177,677


19.  SUPPLEMENTAL CASH FLOW INFORMATION

     In accordance with the requirements of SFAS No. 95, "Statement of Cash Flows," supplemental cash flow information is disclosed below:



                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                                    1996              1995             1994
                                                                    ----              ----             ----
      I.  Cash paid during the period for:
           Interest........................................         $57,362          $60,158           $39,429
           Income taxes, net of refunds....................             582            1,735               605

     II.  Non-cash investing and financing activities:
           Dividends payable...............................        $  1,387                        $       131
           Issuance and exchange of long-term debt.........                                            114,888
           Distribution of MAI to stockholders.............                          $27,085
           Series G dividend...............................                                              3,200
           Shareholder settlement..........................                                              6,250
           Transfer of pension liability to SkyBox.........                                              4,305
           Exchange of Series 2 Senior Secured Notes
             for Series A Notes............................          99,154
           Exchange of 14.50% Subordinated Debentures
             for Series B Notes............................         125,495
           Issuance of Series A Notes for options..........             822
           Exchange of Series A Notes for Series B Notes...          99,976
           Issuance of promissory notes for shares
             of Liggett-Ducat..............................           1,643



                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (continued)
         --------------------------------------------------------------


20.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly data for the years ended December 31, 1996 and 1995 are as follows:

                                               December 31,     September 30,       June 30,         March 31,
                                                   1996             1996              1996             1996
                                             ----------------- ---------------- ----------------- ----------------
      Revenues...........................        $122,292          $114,635         $125,213           $90,516
      Gross profit.......................          55,590            56,274           61,691            43,468
      Loss from continuing operations....         (22,732)          (13,737)         (10,672)          (17,777)
      Income from discontinued
        operations.......................           2,385
      Net loss applicable to
        common shares....................         (20,347)          (13,737)         (10,672)          (15,995)

      Per share data:

      Loss from continuing operations....          $(1.23)           $(0.74)          $(0.58)           $(0.86)
                                                   ======            ======           ======            ======
      Income from discontinued
        operations.......................          $ 0.13          $                 $                 $
                                                   ======          ========          =======           =======
      Net loss applicable to
        common shares....................          $(1.10)           $(0.74)          $(0.58)           $(0.86)
                                                   ======          ========          =======           =======

      SHARE PRICES:
        High.............................          5 3/4             6 1/4            8 7/8            10 1/8
        Low..............................          4 1/4             4 5/8            5 5/8             7 3/4


                                               December 31,     September 30,       June 30,         March 31,
                                                   1995             1995              1995             1995
                                             ----------------- ---------------- ----------------- ----------------

      Revenues...........................        $119,741          $124,100         $122,328           $95,290
      Gross profit.......................          62,320            69,474           64,566            48,912
      Loss from continuing operations....         (17,671)           (1,124)         (13,639)          (12,910)
      Income from discontinued
        operations.......................           5,231                98            1,114            14,786
      Extraordinary items................          (9,810)
      Net (loss) income applicable to
        common shares....................         (22,269)            1,772           (1,571)            4,945

      Per share data:

      (Loss) income from continuing
        operations.......................          $(0.97)           $ 0.09           $(0.15)           $(0.53)
                                                   ======            ======           ======            ======
      Income from discontinued
        operations.......................          $ 0.29            $ 0.01           $ 0.06            $ 0.80
                                                   ======            ======           ======            ======
      Extraordinary items................          $(0.54)           $                $                 $
                                                   ======            ======           ======            ======
      Net (loss) income applicable to
        common shares....................          $(1.22)           $ 0.10           $(0.09)           $ 0.27
                                                   ======            ======           ======            ======

      SHARE PRICES:
        High.............................          9 7/8            11 3/8            5 1/2             4 1/4
        Low..............................          6 5/8             4 3/8            3 1/8             3 15/64


                                BROOKE GROUP LTD.
                                   BGLS INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)


                                                                   Additions
                                                            ------------------------
                                               Balance at   Charged to    Charged to                   Balance
                                               Beginning    Costs and        Other                      at End
                Description                    of Period     Expenses      Accounts       Deductions   of Period
----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996
      Allowances for:
      Doubtful accounts ....................   $    921        $   903                    $  1,074    $   750
      Cash discounts .......................        615         13,929                      14,014        530
      Sales returns ........................      5,000                                                 5,000
                                               --------       --------     --------       --------    -------
         Total .............................   $  6,536        $14,832     $              $ 15,088    $ 6,280
                                               ========       ========     ========       ========    =======

Provision for inventory obsolescence .......   $  2,641        $ 1,341     $              $    764    $ 3,218
                                               ========       ========     ========       ========    =======

YEAR ENDED DECEMBER 31, 1995
      Allowances for:
      Doubtful accounts ....................   $    249        $   260      $   692(b)     $   280    $   921
      Cash discounts .......................        720         14,579                      14,684        615
      Sales returns ........................      5,800          1,030         (800)(a)      1,030      5,000
                                               --------        -------      -------        -------    -------
         Total .............................   $  6,769        $15,869      $  (108)       $15,994    $ 6,536
                                               ========        =======      =======        =======    =======

Provision for inventory obsolescence .......   $  1,369        $ 1,072      $   630(b)     $   430    $ 2,641
                                               ========        =======      =======        =======    =======

YEAR ENDED DECEMBER 31, 1994
      Allowances for:
      Doubtful accounts ....................   $    235       $     21                     $     7    $   249
      Cash discounts .......................        745         12,337                      12,362        720
      Sales returns ........................      6,300                     $  2,800(a)      3,300      5,800
                                               --------       --------      --------       -------    -------
         Total .............................   $  7,280       $ 12,358      $  2,800       $15,669    $ 6,769
                                               ========       ========      ========       =======    =======

Provision for inventory obsolescence .......   $  1,418       $    520      $              $   569    $ 1,369
                                               ========       ========      ========       =======    =======



(a) Charged to net sales.

(b) Amounts include impact of consolidating Liggett-Ducat.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
Shareholders of New Valley Corporation

     We have audited the accompanying consolidated balance sheets of New Valley Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. We have also audited the financial statement schedule of New Valley Corporation (Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996) listed in the index on page 26 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets constituting 3% of consolidated total assets at December 31, 1996 and a net loss (net of minority interest therein) constituting 90% of the consolidated net loss for the year ended December 31, 1996.
Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thinking Machines Corporation, are based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Valley Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              /s/  Coopers & Lybrand L.L.P.
                                          --------------------------------------
                                                 COOPERS & LYBRAND L.L.P.

Miami, Florida
March 24, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
Shareholders of New Valley Corporation

     In our opinion, the consolidated financial statements for the year ended December 31, 1994, appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the results of operations and cash flows of New Valley Corporation and its subsidiaries (the "Company"), for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                                /s/  Price Waterhouse LLP
                                          --------------------------------------
                                                   PRICE WATERHOUSE LLP

Morristown, New Jersey
March 24, 1995

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 57,282    $ 51,742
  Investment securities available for sale..................    61,454     210,315
  Trading securities owned..................................    29,761      31,211
  Restricted assets.........................................     2,080      22,919
  Receivable from clearing brokers..........................    23,870      13,752
  Other current assets......................................     9,273       3,546
                                                              --------    --------
          Total current assets..............................   183,720     333,485
                                                              --------    --------
Investment in real estate...................................   179,571          --
Investment securities available for sale....................     2,716         517
Restricted assets...........................................     6,766      15,086
Long-term investments, net..................................    13,270      29,512
Other assets................................................    20,497       7,222
                                                              --------    --------
          Total assets......................................  $406,540    $385,822
                                                              ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 44,888    $ 27,712
  Prepetition claims and restructuring accruals.............    15,526      33,392
  Income taxes..............................................    18,243      20,283
  Securities sold, not yet purchased........................    17,143      13,047
  Margin loan payable.......................................        --      75,119
  Current portion of notes payable and long-term
     obligations............................................     2,310       8,367
                                                              --------    --------
          Total current liabilities.........................    98,110     177,920
                                                              --------    --------
Notes payable...............................................   157,941          --
Other long-term liabilities.................................    12,282      11,967
Redeemable preferred shares.................................   210,571     226,396
Commitments and contingencies

Shareholders' equity (deficit):
  Cumulative preferred shares; liquidation preference of
     $69,769, dividends in arrears: 1996 -- $115,944;
     1995 -- $95,118........................................       279         279
  Common Shares, $.01 par value; 850,000,000 shares
     authorized; 9,577,624 and 191,551,586 shares
     outstanding............................................        96       1,916
  Additional paid-in capital................................   644,789     679,058
  Accumulated deficit.......................................  (721,854)   (714,364)
  Unearned compensation on stock options....................      (731)         --
  Unrealized gain on investment securities, net of taxes of
     $294 in 1995...........................................     5,057       2,650
                                                              --------    --------
          Total shareholders' equity (deficit)..............   (72,364)    (30,461)
                                                              --------    --------
          Total liabilities and shareholders' equity
            (deficit).......................................  $406,540    $385,822
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1996         1995         1994
                                                              ----------   ----------   -----------
Revenues:
  Principal transactions, net...............................  $   28,344   $   18,237
  Commissions...............................................      17,755        9,888
  Real estate leasing.......................................      23,559           --
  Interest and dividends....................................      16,951       21,047   $     7,104
  Other income..............................................      25,345       18,558         3,277
                                                              ----------   ----------   -----------
         Total revenues.....................................     111,954       67,730        10,381
                                                              ----------   ----------   -----------
Costs and expenses:
  Employee compensation and benefits........................      60,884       30,994           219
  Interest..................................................      17,760        2,102           643
  Provision for (recovery of) restructuring charges.........      (9,706)      (2,044)       22,734
  Write-down of long-term investments (Note 8)..............       1,001       11,790            --
  Other expenses............................................      58,270       23,222         2,550
                                                              ----------   ----------   -----------
         Total costs and expenses...........................     128,209       66,064        26,146
                                                              ----------   ----------   -----------
Income (loss) from continuing operations before income
  taxes, minority interests and extraordinary item..........     (16,255)       1,666       (15,765)
Income tax provision (benefit)..............................         300          292          (500)
Minority interests in loss from continuing operations of
  consolidated subsidiary...................................       3,339           --            --
                                                              ----------   ----------   -----------
Income (loss) from continuing operations before
  extraordinary item........................................     (13,216)       1,374       (15,265)
Discontinued operations (Note 4):
  Income (loss) from discontinued operations, net of
    minority interests of $2,404 in 1996, and income taxes
    of $480 in 1995 and $5,500 in 1994......................      (3,818)       4,315        79,625
  Gain on disposal of discontinued operations, net of
    minority interests of $1,502 in 1996, and income taxes
    of $1,400 in 1995 and $52,000 in 1994...................       9,544       12,558     1,056,081
                                                              ----------   ----------   -----------
         Income from discontinued operations................       5,726       16,873     1,135,706
                                                              ----------   ----------   -----------
Income (loss) before extraordinary item.....................      (7,490)      18,247     1,120,441
Extraordinary loss on extinguishment of debt, net of income
  taxes of $3,475 (Note 17).................................          --           --      (110,500)
                                                              ----------   ----------   -----------
Net income (loss)...........................................      (7,490)      18,247     1,009,941
Dividend requirements on preferred shares...................     (61,949)     (72,303)      (80,037)
Excess of carrying value of redeemable preferred shares over
  cost of shares purchased..................................       4,279       40,342            --
                                                              ----------   ----------   -----------
         Net income (loss) applicable to Common Shares......  $  (65,160)  $  (13,714)  $   929,904
                                                              ==========   ==========   ===========
Income (loss) per common share:
  Continuing operations before extraordinary item...........  $    (7.40)  $    (3.20)  $    (10.12)
  Discontinued operations...................................         .60         1.77        120.63
                                                              ----------   ----------   -----------
  Before extraordinary item.................................       (6.80)       (1.43)       110.51
  Extraordinary item........................................          --           --        (11.74)
                                                              ----------   ----------   -----------
         Net income (loss)..................................  $    (6.80)  $    (1.43)  $     98.77
                                                              ==========   ==========   ===========
Number of shares used in computation........................   9,578,000    9,554,000     9,415,000
                                                              ==========   ==========   ===========
Income (loss) per common share assuming full dilution:
  Continuing operations before extraordinary item...........  $    (7.40)  $    (3.20)  $     (9.00)
  Discontinued operations...................................         .60         1.77        107.36
                                                              ----------   ----------   -----------
  Before extraordinary item.................................       (6.80)       (1.43)        98.36
  Extraordinary item........................................          --           --        (10.45)
                                                              ----------   ----------   -----------
         Net income (loss)..................................  $    (6.80)  $    (1.43)  $     87.91
                                                              ==========   ==========   ===========
Number of shares used in computation........................   9,578,000    9,554,000    10,578,000
                                                              ==========   ==========   ===========
Supplemental information:
  Additional interest expense, absent the Chapter 11
    filing..................................................               $    2,314   $    46,927
                                                                           ==========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   UNEARNED
                                                CLASS B              ADDITIONAL                  COMPENSATION
                                               PREFERRED   COMMON     PAID-IN     ACCUMULATED      ON STOCK     UNREALIZED
                                                SHARES     SHARES     CAPITAL       DEFICIT        OPTIONS        GAINS
                                               ---------   -------   ----------   ------------   ------------   ----------
Balance December 31, 1993....................    $279      $1,881     $755,521    $(1,742,552)
  Net income.................................                                       1,009,941
  Undeclared dividends and accretion on
    redeemable preferred shares..............                          (63,635)
  Conversion of preferred shares.............
  Exercise of stock options..................                   6          115
                                                 ----      -------    --------    -----------
Balance, December 31, 1994...................     279       1,887      692,001       (732,611)
  Net income.................................                                          18,247
  Undeclared dividends and accretion on
    redeemable preferred shares..............                          (53,821)
  Purchase of redeemable preferred shares....                           40,342
  Exercise of stock options..................                  29          536
  Unrealized gain on investment securities,
    net of taxes.............................                                                                     $2,650
                                                 ----      -------    --------    -----------                     ------
Balance, December 31, 1995...................     279       1,916      679,058       (714,364)                     2,650
  Net loss...................................                                          (7,490)
  Undeclared dividends and accretion on
    redeemable preferred shares..............                          (41,123)
  Purchase of redeemable preferred shares....                            4,279
  Effect of 1-for-20 reverse stock split.....              (1,820)       1,820
  Issuance of stock options..................                              755                      $(755)
  Compensation expense on stock option
    grants...................................                                                          24
  Unrealized gain on investment securities...                                                                      2,407
                                                 ----      -------    --------    -----------       -----         ------
Balance, December 31, 1996...................    $279      $   96     $644,789    $  (721,854)      $(731)        $5,057
                                                 ====      =======    ========    ===========       =====         ======

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996        1995         1994
                                                              ---------   ---------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  (7,490)  $  18,247   $ 1,009,941
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Gain on disposal of business............................     (9,544)    (12,558)   (1,056,081)
    Loss (income) from discontinued operations..............      3,818      (4,315)      (79,625)
    Depreciation and amortization...........................      4,757         608            --
    Provision for loss on long-term investments.............      1,001      11,790            --
    Reversal of restructuring accruals......................     (9,706)     (2,044)         (318)
    Extraordinary loss......................................         --          --       110,500
    Financial restructuring costs...........................         --          --        23,052
    Changes in assets and liabilities, net of effects from
     acquisition:
      Decrease (increase) in receivables and other assets...    (16,069)     11,684        (7,571)
      Decrease in income taxes payable and deferred taxes...     (2,040)    (32,517)           --
      Increase (decrease) in securities sold not yet
       purchased............................................      4,096      (9,359)           --
      Increase (decrease) in accounts payable and accrued
       liabilities..........................................      6,437       5,223       (16,896)
                                                              ---------   ---------   -----------
        Net cash used for continuing operations.............    (24,740)    (13,241)      (16,998)
        Net cash provided from discontinued operations......      2,041       6,105       139,410
                                                              ---------   ---------   -----------
        Net cash used for operating activities..............    (22,699)     (7,136)      122,412
                                                              ---------   ---------   -----------
Cash flows from investing activities:
  Sale or maturity of investment securities.................    160,088     250,129            --
  Purchase of investment securities.........................    (12,825)   (458,017)           --
  Sale or liquidation of long-term investments..............     18,292      36,109            --
  Purchase of long-term investments.........................     (3,051)    (77,411)           --
  Decrease (increase) in restricted assets..................     29,159     341,634      (367,378)
  Purchase of furniture and equipment.......................     (5,240)         --            --
  Purchase of and additions to real estate..................    (24,496)         --            --
  Payment of prepetition claims and restructuring
    accruals................................................     (8,160)   (584,397)           --
  Payment for acquisitions, net of cash acquired............      1,915     (25,750)           --
  Collection of contract receivable.........................         --     300,000            --
  Net proceeds from disposal of business....................     10,174      17,540       467,822
                                                              ---------   ---------   -----------
Net cash provided from (used for) investing activities......    165,856    (200,163)      100,444
                                                              ---------   ---------   -----------
Cash flows from financing activities:
  Payment of preferred dividends............................    (41,419)   (132,162)
  Purchase of redeemable preferred shares...................    (10,530)    (47,761)
  Increase (decrease) in margin loan payable................    (75,119)     75,119
  Payment of long-term notes and other liabilities..........    (10,549)    (12,890)
  Exercise of stock options.................................         --         565
                                                              ---------   ---------
Net cash used for financing activities......................   (137,617)   (117,129)
                                                              ---------   ---------
Expenses of financial restructuring.........................         --          --       (23,052)
                                                                                      -----------
Net increase (decrease) in cash and cash equivalents........      5,540    (324,428)      199,804
Cash and cash equivalents, beginning of year................     51,742     376,170       176,366
                                                              ---------   ---------   -----------
Cash and cash equivalents, end of year......................  $  57,282   $  51,742   $   376,170
                                                              =========   =========   ===========
Supplemental cash flow information:
  Cash paid during the year for:
        Interest............................................  $  17,482   $   2,105   $       476
        Income taxes........................................      2,341      33,662           882
  Non-cash investing and financing activities:
        Contract receivable.................................                              300,000
        Pension liability discharge.........................                              245,000
Detail of acquisitions:
  Fair value of assets acquired.............................  $  27,301   $  59,066
  Liabilities assumed.......................................     16,701      32,316
                                                              ---------   ---------
  Cash paid.................................................     10,600      26,750
  Less cash acquired........................................     12,515       1,000
                                                              ---------   ---------
  Net cash paid (received) for acquisition..................  $  (1,915)  $  25,750
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of New Valley Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated in consolidation.

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

NATURE OF OPERATIONS

     The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies.

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

     On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1996, the Company had accrued $15,526 for unsettled prepetition claims and restructuring accruals (see Note 17).

     On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities of the Messaging Services Business to FFMC for $20,000, which consisted of $17,540 in cash and $2,460 in cancellation of intercompany

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
indebtedness. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company recognized a gain on the sale of such business of $12,558, net of income taxes of $1,400.

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

     Reincorporation and Reverse Stock Split. On July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of the Company's Common Shares. In connection with the reverse stock split, all per share data have been restated to reflect retroactively the reverse stock split.

     Cash and Cash Equivalents. The Company considers all highly liquid financial instruments with an original maturity of less than three months to be cash equivalents.

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets, receivable from clearing brokers, and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities. The fair value of the Company's redeemable preferred shares is based on their last reported sales price.

     Investment Securities. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires certain investments in debt and marketable equity securities be classified as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of shareholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

     Restricted Assets. Restricted assets at December 31, 1996 consisted primarily of $5,266 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space, and $3,275 pledged as collateral for a letter of credit which is used as collateral for an insurance policy. At December 31, 1995, the current and noncurrent portions of restricted assets consisted primarily of $28,200 held in escrow pursuant to the sale of FSI to FFMC, which have been classified based on the terms of the Purchase Agreement and the anticipated release of the escrow. Restricted assets consisted of investments in U.S. government bonds. In 1996, the Company reached an agreement with FFMC whereby FFMC released all of the remaining restricted assets held in escrow. In addition, the agreement required the Company to pay FFMC $7,000 in connection with the termination of the various service agreements the Company had with FFMC. The Company recognized a gain on the termination of these service agreements of $1,285, which amount is included in other income.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Property and Equipment. Buildings are depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method (see Note 7). Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations. As of December 31, 1996 and 1995, furniture, equipment and leasehold improvements had a carrying value of $9,225 and $1,032, respectively. Depreciation and amortization expense was $4,757, $608 and $9,000 in 1996, 1995 and 1994, respectively. Depreciation and amortization expense for 1994 is included in discontinued operations.

     Income Taxes. Under SFAS 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

     Securities Sold, Not Yet Purchased. Securities sold, not yet purchased represent obligations of the Company to deliver a specified security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recognized in the consolidated balance sheet.

     Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents on non-cancelable operating leases at December 31, 1996 are $18,620, $18,492, $14,827, $12,073, $9,319 for the years 1997, 1998, 1999, 2000, 2001, respectively, and $38,246 for subsequent years.

     Income (Loss) Per Common Share. Net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income
(loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased. Net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares if such conversion was dilutive.

     Recoverability of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Beginning in 1995 with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

3.  ACQUISITIONS

     On May 31, 1995, the Company consummated its acquisition of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of Ladenburg from the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $1,342 has been recorded as goodwill to be amortized on a straight-line basis over 15 years.

     On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes.

     On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of data mining and knowledge discovery software and services. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of Thinking Machines which represent 61.4% of Thinking Machines' outstanding common shares. The acquisition of Thinking Machines through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Thinking Machines subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 were recognized at the time of acquisition. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The following table presents unaudited pro forma and actual results of continuing operations as if the acquisitions of Ladenburg, Thinking Machines, and the Office Buildings and Shopping Centers, had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had each of these acquisitions been consummated as of such date.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------    ---------
Revenues....................................................   $ 111,954     $116,315
                                                               =========     ========
Loss from continuing operations.............................   $ (13,532)    $ (3,715)
                                                               =========     ========
Loss from continuing operations applicable to common
  shares....................................................   $ (71,202)    $(35,676)
                                                               =========     ========
Loss from continuing operations per common share............   $   (7.43)    $  (3.73)
                                                               =========     ========

4.  DISCONTINUED OPERATIONS

     As noted above, the Company sold FSI during the fourth quarter of 1994 and sold the Messaging Services Business effective October 1, 1995. During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations. Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value and recorded a charge of $6,100 for these reserves, which is included in the loss on discontinued operations. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI, the Messaging Services Business, and Thinking Machines separately from continuing operations.

     Summarized operating results of the discontinued operations, as shown below, include the discontinued operations of Thinking Machines for the eleven months ended December 31, 1996, the Messaging Services Business for the nine months ended September 30, 1995 and the operations of FSI and Messaging Services Business for the year ended December 31, 1994.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1995        1994
                                                              -------    -------    --------
Revenues....................................................  $15,017    $37,771    $489,916
                                                              =======    =======    ========
Operating (loss) income.....................................  $(6,222)   $ 4,795    $ 85,125
                                                              =======    =======    ========
Income before income taxes and minority interests...........  $(6,222)   $ 4,795    $ 85,125
Provision for income taxes..................................       --        480       5,500
Minority interests..........................................    2,404         --          --
                                                              -------    -------    --------
Net (loss) income...........................................  $(3,818)   $ 4,315    $ 79,625
                                                              =======    =======    ========

     In December 1996, Thinking Machines sold part of its discontinued operations for $4,300 in cash which resulted in the Company recording a gain on disposal of discontinued operations of $2,386, net of minority interests of $1,502. No material gain or loss in the disposal of Thinking Machines' remaining discontinued operations is anticipated.

     During the fourth quarter of 1996, the Company received $5,774 in cash and $600 in a promissory note in settlement of a receivable claim originally began by Western Union Telegraph Company. The promissory note is payable $100 per month for six months. In addition, the Company reduced its liability related to certain Western Union retirees by $784. The Company recorded the gain on settlement of $6,374 and liability reduction of $784 as gain on disposal of discontinued operations.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

5.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had net realized gains on sales of investment securities available for sale of $1,347 ($6,114 of realized gains and $4,767 of realized losses) for the year ended December 31, 1996, and $6,736 ($9,223 of realized gains and $2,487 of realized losses) for the year ended December 31, 1995.

     The components of investment securities available for sale are as follows:

                                                             GROSS        GROSS
                                                           UNREALIZED   UNREALIZED     FAIR
                                                  COST        GAIN         LOSS       VALUE
                                                --------   ----------   ----------   --------
1996
Marketable equity securities:
  RJR Nabisco common stock....................  $ 53,372     $5,827                  $ 59,199
  Other marketable securities.................     2,057        674       $  476        2,255
                                                --------     ------       ------     --------
          Total marketable equity
            securities........................    55,429      6,501          476       61,454
Marketable debt securities (long-term)........     3,685                     969        2,716
                                                --------     ------       ------     --------
Total securities available for sale...........    59,114      6,501        1,445       64,170
Less long-term portion of investment
  securities..................................    (3,685)                   (969)      (2,716)
                                                --------     ------       ------     --------
Investment securities -- current portion......  $ 55,429     $6,501       $  476     $ 61,454
                                                ========     ======       ======     ========
1995
Marketable equity securities:
  RJR Nabisco common stock....................  $149,005     $1,441                  $150,446
  Other marketable securities.................     9,147      1,667       $  308       10,506
                                                --------     ------       ------     --------
          Total marketable equity
            securities........................   158,152      3,108          308      160,952
U.S. government securities....................    49,219        144           --       49,363
Marketable debt securities (long-term)........       517         --           --          517
                                                --------     ------       ------     --------
Total investment securities...................   207,888      3,252          308      210,832
Less long-term portion of investment
  securities..................................      (517)        --           --         (517)
                                                --------     ------       ------     --------
Investment securities -- current portion......  $207,371     $3,252       $  308     $210,315
                                                ========     ======       ======     ========

     As of December 31, 1996, the long-term portion of investment securities available for sale consisted of marketable debt securities which mature in two years. In December 1996, the Company acquired marketable debt securities with a face amount of $14,900 for a cost of $3,185 of a company that was in default at the time of purchase and is currently in default under its various debt obligations.

     As of December 31, 1996, the Company, through a wholly-owned subsidiary, held approximately 1.7 million shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $59,199 (cost of $53,372). On December 31, 1995, the Company held approximately 4.9 million shares of RJR Nabisco common stock which collateralized margin loan financing of $75,119.

     On October 17, 1995, the Company entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1.6 million shares of RJR Nabisco common stock to High River for an aggregate purchase price of $51,000. The Agreement also provided for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of the Company's profit on its RJR Nabisco common stock, after certain expenses as defined in the Agreement.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     On December 27, 1995, the Company entered into an agreement with Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which it agreed to pay directly or reimburse Brooke and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. The Company also agreed to pay to a wholly-owned subsidiary of Brooke a fee of 20% of the net profit received by the Company or its subsidiaries from the sale of shares of RJR Nabisco common stock after the Company and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by the Company and its subsidiaries, including the cost of the consent and proxy solicitations and of acquiring the shares of common stock. The Company has also agreed to indemnify Brooke and its affiliates against certain liabilities arising out of the solicitations.

     On December 28, 1995, the Company, Brooke and Liggett, a wholly-owned subsidiary of Brooke, engaged Jefferies & Company, Inc. ("Jefferies") to act as a financial advisor in connection with the Company's investment in RJR Nabisco and Brooke's solicitation of consents and proxies. In connection with this engagement, the Company paid Jefferies $1,538 and $1,500 in 1996 and 1995, respectively. The companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Nabisco common stock (including the distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations and the costs of acquiring the RJR Nabisco common stock.

     As of June 5, 1996, the Company and High River terminated the Agreement by mutual consent. The termination leaves in effect for one year certain provisions of the Agreement concerning payments to be made to High River in the event the Company achieves a profit (after deducting certain expenses) on its shares of RJR Nabisco common stock or such shares are valued at the end of such year at higher than their purchase price or in the event the Company or Brooke engage in certain transactions with RJR Nabisco.

     The Company expensed $11,724 in 1996 and $3,879 in 1995 relating to the RJR Nabisco investment. Included in this amount is $2,370 in out-of-pocket expenses paid to Brooke in 1996 pursuant to the Brooke agreement. At March 14, 1997, the Company held approximately 1,063,000 shares of RJR Nabisco common stock with a market value of $35,997 (cost of $32,574). The Company's investment in RJR Nabisco decreased from a $5,827 unrealized gain at December 31, 1996 to a $3,423 unrealized gain at March 14, 1997. Based on the market price of the RJR Nabisco common stock at March 14, 1997, no amounts are payable by the Company under any of its net profit-sharing arrangements with respect to the RJR Nabisco common stock discussed above.

     On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco common stock. The Swap was for a period of six months and the Company realized a loss on the Swap of $7,305 for the year ended December 31, 1996.

6.  TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                 DECEMBER 31, 1996            DECEMBER 31, 1995
                                             --------------------------   --------------------------
                                              TRADING      SECURITIES      TRADING      SECURITIES
                                             SECURITIES   SOLD, NOT YET   SECURITIES   SOLD, NOT YET
                                               OWNED        PURCHASED       OWNED        PURCHASED
                                             ----------   -------------   ----------   -------------
Common stock...............................   $21,248        $ 5,900       $21,828        $ 2,754
Equity and index options...................     6,241         11,243         6,134         10,293
Other......................................     2,272             --         3,249             --
                                              -------        -------       -------        -------
                                              $29,761        $17,143       $31,211        $13,047
                                              =======        =======       =======        =======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

7.  INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1996 are as follows:

                                                           OFFICE     SHOPPING
                                                          BUILDINGS   CENTERS     TOTAL
                                                          ---------   --------   --------
Land....................................................  $ 19,450    $16,710    $ 36,160
Buildings...............................................    92,332     54,468     146,800
Construction-in-progress................................        --        233         233
                                                          --------    -------    --------
          Total.........................................   111,782     71,411     183,193
Less accumulated depreciated............................    (2,308)    (1,314)     (3,622)
                                                          --------    -------    --------
          Net investment in real estate.................  $109,474    $70,097    $179,571
                                                          ========    =======    ========
Notes payable...........................................  $ 99,704    $58,547    $158,251
Current portion of notes payable........................       310         --         310
                                                          --------    -------    --------
Notes payable -- long-term portion......................  $ 99,394    $58,547    $157,941
                                                          ========    =======    ========

     At December 31, 1996, the Company's investment in real estate collateralized four promissory notes aggregating $99,704 related to the Office Buildings and eight promissory notes aggregating $58,547 related to the Shopping Centers. The Office Building notes bear interest at 7.5%, require principal amortization over approximately 40 years, with maturity dates ranging from 2006 to 2011. The Office Building notes have fixed monthly principal and interest payments aggregating $648. Each Shopping Center note has a term of five years, requires no principal amortization, and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term.

     Required principal payments on the notes payable over the next five years are $310 in 1997, $336 in 1998, $361 in 1999, $390 in 2000, and $58,967 in 2001.

8.  LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                    DECEMBER 31, 1996    DECEMBER 31, 1995
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
Limited partnerships..............................  $ 7,054    $ 7,914   $18,715    $23,200
Foreign corporations..............................    2,000      2,000     6,000      6,000
Joint venture.....................................    3,796      3,796     3,796      3,796
Other.............................................      420        420     1,001      1,001
                                                    -------    -------   -------    -------
          Total...................................  $13,270    $14,130   $29,512    $33,997
                                                    =======    =======   =======    =======

     The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. During 1996, the Company liquidated its position in two limited partnerships with an aggregate carrying amount of $14,500 and recognized a gain on such liquidations of $4,201. At December 31, 1996, the Company had committed to fund one of the limited partnerships up to an additional $17,000. At December 31, 1995, the investment in foreign corporations was comprised of an indirect ownership of a 1.9% interest in a Brazilian airplane manufacturer acquired for $12,698, and a 10% equity interest in a company that owns an interest in a Russian commercial bank acquired for $2,000 (which the Company has sold subsequent to December 31, 1996 for an amount approximating its cost). The joint venture represents an investment of $6,888 in bonds of a foreign republic with a face amount of approximately

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

$12,000. The joint venture partner is in the process of litigation to collect the amounts owed under these bonds. During 1995, the Company determined that an other than temporary impairment in the value of its Brazilian investment and its investment in the joint venture had occurred. Accordingly, $11,790 was provided for the Brazilian investment and for the investment in the joint venture as an impairment charge in 1995.

     During 1996, the Company sold its Brazilian investment for $8,285 in cash, which included $1,300 as reimbursement of the Company's expenses related to this investment. The Company, after writing down this investment by $8,698 in 1995, recognized a gain on the sale of the Brazilian investment of $4,285 in 1996 representing a partial recovery of the impaired carrying value. In 1996, the Company determined that an other than temporary impairment in the value of its equity interest in a computer software company had occurred and, accordingly, $1,001 was provided as an impairment charge.

     The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9.  PENSIONS AND RETIREE BENEFITS

     Ladenburg has a Profit Sharing Plan (the "Plan") for substantially all its employees. The Plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the years ended December 31, 1996 and 1995, employer contributions to the Plan were approximately $200 in each year, excluding those made under the deferred compensation feature described above.

     The Company maintains 401(k) plans for substantially all employees, except those employees of Thinking Machines. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company made no discretionary contributions to these 401(k) plans in 1996.

     During 1994, the Company maintained a suspended defined benefit plan and two defined contribution plans which covered virtually all full-time employees. Total pension costs accrued under all plans were $18,900 in 1994 and are included in the results of the discontinued operations. Contributions were made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). As discussed in Note 1, the liabilities related to these pension plans were assumed by FFMC on November 15, 1994. These liabilities aggregated approximately $245,000 at the date of sale.

     Net pension cost accrued under defined benefit plans for 1994 was:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1994
                                                              ------------
Service cost................................................    $  1,250
Interest cost...............................................      35,490
Return on assets............................................     (21,448)
Net amortization and deferral...............................          --
                                                                --------
          Net pension cost..................................    $ 15,292
                                                                ========

     Actuarial assumptions underlying the above data for financial statement purposes were as follows:

                                                               1994
                                                              -------
Discounted rates............................................  7.5-8.5%
Assumed rates of return on invested assets..................     10.0%

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The change in discount rates from 7.5% to 8.5% as of March 31, 1994 resulted in a $29,200 decrease in the minimum pension liability.

     The Company made contributions to its suspended defined benefit pension plans in amounts necessary to meet minimum funding requirements under ERISA. Cash contributions to such suspended plans were $20,300 in 1994. Pension expense for defined contribution plans was $3,100 in 1994. Effective November 15, 1994, sponsorship of these defined contribution plans were assumed by FFMC.

10.  COMMITMENT AND CONTINGENCIES

  Leases

     The Company and Ladenburg are currently obligated under two noncancelable lease agreements for office space, expiring in September 2000 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1996:

1997........................................................  $ 5,098
1998........................................................    5,095
1999........................................................    4,831
2000........................................................    4,661
2001........................................................    3,234
2002 and thereafter.........................................   52,973
                                                              -------
                                                              $75,892
                                                              =======

     During 1994, the Company leased certain real properties for use as customer service centers, corporate headquarters and sales offices. It also leased certain data communications terminals, electronic data processing equipment and automobiles. Effective November 15, 1994, virtually all of these leases were assumed by FFMC as part of the sale of FSI.

     Rental expense for operating leases for the years ended 1996, 1995, and 1994 was $3,914, $1,677, and $3,600, respectively. Virtually all of the rental expense for the year ended 1994 is included in the results of the discontinued operations.

  Lawsuits

     The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.  FEDERAL INCOME TAX

     At December 31, 1996, the Company had $91,272 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1996, 1995 and 1994, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                            1996      1995       1994
                                                          --------   -------   --------
(Loss) income from continuing operations................  $(13,216)  $ 1,374   $(15,265)
                                                          --------   -------   --------
(Credit) provision under statutory U.S. tax rates.......    (4,626)      583     (5,518)
(Decrease) increase in taxes resulting from:
  Nontaxable items......................................      (119)      543      2,100
  State taxes, net of Federal benefit...................       195       180       (122)
Increase (decrease) in valuation reserve................     4,850    (1,014)     3,040
                                                          --------   -------   --------
          Income tax provision (benefit)................  $    300   $   292   $   (500)
                                                          ========   =======   ========

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

     Deferred tax amounts are comprised of the following at December 31:

                                                                1996       1995
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward:
     Restricted net operating loss..........................  $ 18,675   $ 21,786
     Unrestricted net operating loss........................    65,237     51,156
  Other.....................................................    10,399     14,592
                                                              --------   --------
          Total deferred tax assets.........................    94,311     87,534
Deferred tax liabilities:
  Other.....................................................    (3,039)    (2,856)
                                                              --------   --------
          Total deferred tax liabilities....................    (3,039)    (2,856)
                                                              --------   --------
Net deferred tax assets.....................................    91,272     84,678
Valuation allowance.........................................   (91,272)   (84,678)
                                                              --------   --------
          Net deferred taxes................................  $     --   $     --
                                                              ========   ========

     In December 1987, the Company consummated certain restructuring transactions that included certain changes in the ownership of the Company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $7,700, computed by multiplying the "long-term tax exempt rate" at the time of change of ownership by the fair market value of the company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions.

     As of December 31, 1996, the Company had consolidated net operating loss carryforwards of approximately $208,000 for tax purposes, which expire at various dates through 2007. Approximately $46,000 of net

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
operating loss carryforwards constitute pre-change losses and $162,000 of net operating losses were unrestricted.

12.  OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding notes payable, are as follows:

                                                                  DECEMBER 31,
                                                           1996                  1995
                                                    -------------------   -------------------
                                                    LONG-TERM   CURRENT   LONG-TERM   CURRENT
                                                     PORTION    PORTION    PORTION    PORTION
                                                    ---------   -------   ---------   -------
Amount payable to FFMC pursuant to the purchase
  contract........................................                         $ 3,500    $6,567
Retiree and disability obligations................   $ 6,774    $1,700       8,467     1,800
Minority interests................................     4,775        --          --        --
Other long-term liabilities.......................       733       300          --        --
                                                     -------    ------     -------    ------
          Total other long-term liabilities.......   $12,282    $2,000     $11,967    $8,367
                                                     =======    ======     =======    ======

13.  REDEEMABLE PREFERRED SHARES

     At December 31, 1996, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1995, there were 1,107,566 Class A Senior Preferred Shares outstanding. At December 31, 1996 and 1995, respectively, the carrying value of such shares amounted to $210,571 and $226,396, including undeclared dividends of $117,117 and $121,893, or $109.31 and $110.06 per share.

     The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1996, the unamortized discount on the Class A Senior Preferred Shares was $5,430.

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

     Pursuant to the Joint Plan, the Company made an $80 per share cash tender offer for a maximum of 150,000 Class A Senior Preferred Shares. This tender offer expired February 17, 1995 and resulted in a payment of $4,355 for 54,445 shares tendered and increased the Company's additional paid-in capital by $7,358.

     Pursuant to the Joint Plan, the Company declared a cash dividend in December 1994 on the Class A Senior Preferred Shares of $50 per share which was paid in January 1995. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $40 per share in 1996 and $50 per share in 1995. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
dividends in respect thereof compounded monthly at the rate of 19% per annum, both of which accruals are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

     On April 6, 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase as many as 200,000 shares of its Class A Senior Preferred Shares. The Company completed the repurchase for an aggregate consideration of $18,674 and thereafter, on June 21, 1995, the Board authorized the Company to repurchase as many as 300,000 additional shares. The Company repurchased in the open market 33,000 of such shares in July 1995 and 106,400 of such shares in September 1995 for an aggregate consideration of $24,732. During the first quarter of 1996, the Company repurchased 72,104 of such shares for an aggregate consideration of $10,530. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279 for the 72,104 shares acquired in 1996 and by $32,984 for the 339,400 shares acquired in 1995 based on the difference between the purchase price and the carrying values of the shares.

     On November 18, 1996, the Company granted to an officer of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776 and declared dividends of $1,080. The Award Shares vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through and including July 1, 2002. The Company recorded deferred compensation of $5,436 representing the fair market value of the Award Shares on November 18, 1996 and $3,020 of original issue discount representing the difference between the book value of the Award Shares on November 18, 1996 and their fair market value. The deferred compensation will be amortized over the vesting period and the original issue discount will be accreted, utilizing the interest method, through the redemption date, both through a charge to compensation expense. During 1996, the Company recorded $359 in compensation expense related to the Award Shares and, at December 31, 1996, the balance of the deferred compensation and the unamortized discount related to the Award Shares was $8,097.

     For information on Class A Senior Preferred Shares owned by Brooke, see
Note 18.

14.  PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

     The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1996 and 1995, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

     Each Class B Preferred Share is convertible at the option of the holder into .41667 Common Shares based on a $25 liquidation value and a conversion price of $60 per Common Share. During 1994, 155 Common Shares were issued upon conversion of 372 Class B Preferred Shares.

     At the option of the Company, the Class B Preferred Shares are redeemable in the event that the closing price of the Common Shares equals or exceeds 140% of the conversion price at a specified time prior to the redemption. If redeemed by New Valley, the redemption price would equal $25 per share plus accrued dividends.

     In the event a required dividend is not paid on the Class B Preferred Shares, no dividends shall be paid or declared and no distribution made on any junior stock other than a dividend payable in junior stock. If at any time six quarterly dividends on the Class B Preferred Shares are in arrears, the number of directors will be increased by two, and the holders of Class B Preferred Shares and any other classes of preferred shares similarly entitled to vote for the election of two additional directors, voting together as a class, will have the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
right to elect two directors to serve until full cumulative dividends shall have been paid or declared and set aside for payment. Such directors were designated pursuant to the Joint Plan in November 1994.

     No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $115,944 and $95,100 at December 31, 1996 and 1995, respectively. These undeclared dividends represent $41.55 and $34.08 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

15.  COMMON SHARES

     Stock Warrants. In 1996, 1995 and 1994, no warrants were exercised. Stock warrants outstanding at December 31, 1996 are as follows:

                                              COMMON SHARES
                                               SUBJECT TO     EXERCISE
                DATE ISSUED                     WARRANTS       PRICE      EXPIRATION DATE
                -----------                   -------------   --------   -----------------
September 30, 1987..........................     11,000        $50.00    November 13, 1997
October 30, 1987............................     11,000        $50.00    November 13, 1997
                                                 ------
                                                 22,000
                                                 ======

     Stock Options. Under the 1987 Stock Option Plan (the "1987 Plan"), options to purchase up to 1,500,000 Common Shares may be offered to key employees, including officers, and non-employee directors. Options may be issued at an exercise price of not less than 35% of the fair market value of the Common Shares at date of grant.

     A summary of transactions during 1995 with respect to options is as follows:

                                                               NUMBER
                                                              OF SHARES
                                                              OPTIONED     PRICE RANGE
                                                              ---------    -----------
Outstanding at January 1, 1995..............................   849,298     $4.00-$9.60
Exercised...................................................  (141,250)       $4.00
Canceled, expired or terminated.............................  (708,048)    $4.00-$9.60
                                                              --------
Outstanding at December 31, 1995............................        --
                                                              ========

     On November 18, 1996, the Company granted an officer of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through and including July 1, 2002. The Company recognized compensation expense of $24 in 1996 from these option grants and recorded deferred compensation of $755 representing the intrinsic value of these options on December 31, 1996.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS 123, the Company's net loss in 1996 would have been increased by $33. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

16.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $10,378    $ 6,981
  Excise tax payable(a).....................................    6,000      6,000
  Subordinated loan payable(b)..............................    4,000         --
  Deferred rent.............................................    4,388         --
  Taxes (property and miscellaneous)........................    2,637      2,637
  Accrued expenses and other liabilities....................   17,485     10,675
  Due to affiliates.........................................       --      1,419
                                                              -------    -------
          Total.............................................  $44,888    $27,712
                                                              =======    =======

---------------

(a) Represents an estimated liability related to excise taxes imposed on annual contributions to retirement plans that exceed a certain percentage of annual payroll. The Company intends to vigorously contest this tax liability. Management's estimate of such amount is potentially subject to material change in the near term.
(b) Represents a subordinated note payable held by Ladenburg's clearing broker. The note paid interest at the rate of prime plus two percent and was paid in full on January 14, 1997.

17.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     On January 18, 1995, approximately $550,000 of the approximately $620,000 of prepetition claims were paid pursuant to the Joint Plan. Another $54,000 of prepetition claims and restructuring accruals have been settled and paid since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Restructuring accruals(a)...................................  $ 9,024    $18,759
Money transfer payable(b)...................................    6,502      7,444
Accrued interest -- postpetition(c).........................       --      3,634
Payable to connecting carriers..............................       --      3,405
Other, miscellaneous........................................       --        150
                                                              -------    -------
          Total.............................................  $15,526    $33,392
                                                              =======    =======

---------------

(a) Restructuring accruals at December 31, 1996 consisted of $7,972 of disputed claims, primarily related to leases and former employee benefits, and $1,052 of other restructuring accruals. In 1996, 1995 and 1994, the Company reversed $9,706, $2,044 and $300, respectively, of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations. In 1994, the Company incurred financial restructuring costs of $23,100 which consisted of professional fees related to its financial restructuring.
(b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.
(c) Prior to the Joint Plan being confirmed on November 1, 1994, no interest expense had been accrued on prepetition claims since December 31, 1992. The terms of the Joint Plan provided for the payment of

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
     postpetition interest in the amount of $178,000 of which $174,366 was paid in 1995 and $3,634 was paid in 1996. An extraordinary loss of $110,500 was recorded for the extinguishment of this debt in 1995.

18.  RELATED PARTY TRANSACTIONS

     At December 31, 1996, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, held 3,989,710 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class), and 250,885 Class B Preferred Shares (approximately 8.9% of such class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $462 and $571 under this agreement in 1996 and 1995, respectively.

     The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke, and establishes certain restrictions on proposed investments.

     On December 18, 1996, the Company loaned BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke, $990 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, the Company loaned BGLS an additional $975 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997. At December 31, 1996, the loan and accrued interest thereon of $996 was included in other current assets.

     Two directors of the Company are affiliated with law firms that rendered legal services to the Company. The Company paid these firms $4,141 and $1,083 during 1996 and 1995, respectively, for legal services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $317 and $584 in 1996 and 1995, respectively, in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions of $43 in 1996. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms. In 1995, a director of the Company received a commission of $800 on the purchase of Ladenburg, of which $400 was paid by the Company and $400 was paid by the selling shareholders.

     In connection with their agreement to serve as Brooke nominees at RJR Nabisco's 1996 annual meeting, two directors of the Company were each paid $30 by Brooke during the fourth quarter of 1995. In addition, Brooke also entered into an agreement with each of the Brooke nominees whereby it agreed to indemnify them against certain liabilities arising out of the solicitation of proxies in support of the nominees' election at the annual meeting. As discussed in Note 5, the Company has entered into certain other agreements with Brooke in connection with its investment in RJR Nabisco.

     During 1996, the Company entered into a court-approved Stipulation and Agreement (the "Settlement") with Brooke and BGLS relating to Brooke's and BGLS's application under the Federal Bankruptcy code for reimbursement of legal fees and expenses incurred by them in connection with the Company's bankruptcy reorganization proceedings. Pursuant to the Settlement, the Company reimbursed to Brooke and BGLS $655 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between the Company and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

     In connection with the acquisition of the Office Buildings by the Company in 1996, a director of Brooke received a commission of $220 from the seller.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     See Note 22 for information concerning the purchase by the Company on January 31, 1997 of BrookeMil Ltd. from a subsidiary of Brooke.

19.  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Ladenburg -- As a nonclearing broker, Ladenburg's transactions are cleared by other brokers and dealers in securities pursuant to clearance agreements. Although Ladenburg clears its customers through other brokers and dealers in securities, Ladenburg is exposed to off-balance-sheet risk in the event that customers or other parties fail to satisfy their obligations. In accordance with industry practice, agency securities transactions are recorded on a settlement-date basis. Should a customer fail to deliver cash or securities as agreed, Ladenburg may be required to purchase or sell securities at unfavorable market prices.

     The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1996, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

     In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts. Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1996, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $738 and $3,120, respectively.

     Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts as December 31, 1996:

                                                                LONG       SHORT
                                                              --------    --------
Equity and index options....................................  $351,126    $406,355
Financial futures contracts.................................       561       3,120

     The table below discloses the fair value at December 31, 1996 of these commitments, as well as the average fair value during the period, based on monthly observations.

                                                        DECEMBER 31, 1996         AVERAGE
                                                        -----------------    -----------------
                                                         LONG      SHORT      LONG      SHORT
                                                        ------    -------    ------    -------
Equity and index options..............................  $6,241    $11,243    $9,967    $14,578
Financial futures contracts...........................      33         25        15         31

     For the year ended December 31, 1996, the net loss arising from options and futures contracts included in net gain on principal transactions was $6,012. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                     DECEMBER 31, 1996      DECEMBER 31, 1995
                                                    --------------------   --------------------
                                                    CARRYING      FAIR     CARRYING      FAIR
                                                     AMOUNT      VALUE      AMOUNT      VALUE
                                                    --------    --------   --------    --------
Financial assets:
  Cash and cash equivalents.......................  $ 57,282    $ 57,282   $ 51,742    $ 51,742
  Investments available for sale..................    64,170      64,170    210,832     210,832
  Trading securities owned........................    29,761      29,761     31,211      31,211
  Restricted assets...............................     8,846       8,846     38,005      38,005
  Receivable from clearing brokers................    23,870      23,870     13,752      13,752
  Long-term investments (Note 8)..................    13,270      14,130     29,512      33,997
Financial liabilities:
  Short-term loan.................................        --          --     75,119      75,119
  Notes payable...................................   158,251     158,251
  Redeemable preferred shares.....................   210,571     132,908    226,396     161,704

21.  BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Ladenburg on May 1, 1995, virtually all of the Company's operating businesses were reported as discontinued operations. The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1996 and 1995:

                                                                SOFTWARE
                                        BROKER-   REAL ESTATE   SALES AND   CORPORATE
                                        DEALER    OPERATIONS    SERVICES    AND OTHER    TOTAL
                                        -------   -----------   ---------   ---------   --------
1996
Revenues..............................  $71,960    $ 23,559      $    --    $ 16,435    $111,954
Operating income (loss)...............     (345)       (745)      (8,860)     (6,305)    (16,255)
Identifiable assets...................   76,302     182,645       11,686     135,787     406,540
Depreciation and amortization.........      600       3,622          532           3       4,757
Capital expenditures..................    3,644     183,193        1,596          18     188,451
1995
Revenues..............................  $40,418                             $ 27,312    $ 67,730
Operating income......................    1,475                                  191       1,666
Identifiable assets...................   61,175                              324,647     385,822
Depreciation and amortization.........      608                                   --         608
Capital expenditures..................      372                                   --         372

22. SUBSEQUENT EVENTS

     Acquisition -- On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke, pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997.

     BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On February 5, 1997, BML entered into an agreement to sell Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent. The closing of the sale is subject to a number of contingencies. If the transaction does not occur by April 5, 1997, the tenant has the right to terminate the agreement and apply its $1,000 down payment to its future rental obligations. In 1995, BML began construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been pre-leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998.

     In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the BML Shares of the Company. These liabilities include a $20,400 loan to a Russian bank for the construction of Ducat Place II. The loan, which matures $6,100 in April 1997, $4,100 in July 1997 and $10,200 in October 1997,
is collateralized by a mortgage On Ducat Place II. In addition, the liabilities of BML include approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

     The Company is currently seeking long-term financing to replace the $20,400 construction loan related to Ducat Place II due in 1997 and for the development of Ducat Place III. There is no assurance that the Company can obtain such financing particularly in light of the political and economic risks associated with investments in real estate in Russia.

     On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a shareholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations are without merit, and it intends to defend the suit vigorously.

     The following unaudited pro forma condensed balance sheet gives effect to the purchase of BML as if it had occurred on December 31, 1996.

                                                              AS REPORTED    PRO FORMA
                                                              -----------    ---------
Assets:
  Current assets............................................   $183,720      $172,867
  Investment in real estate, net............................    179,571       258,771
  Other non-current assets..................................     43,249        49,035
                                                               --------      --------
                                                               $406,540      $480,673
                                                               ========      ========
Liabilities:
  Current liabilities.......................................   $ 98,110      $165,394
  Long-term debt............................................    157,942       157,942
  Other long-term liabilities...............................     12,282        19,130
Redeemable preferred shares.................................    210,571       210,571
Shareholders' equity (deficit)..............................    (72,364)      (72,364)
                                                               --------      --------
                                                               $406,540      $480,673
                                                               ========      ========

                                                                     SCHEDULE II

                             NEW VALLEY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                                       LOSSES
                                                      ADDITIONS      CHARGED TO
                                         BALANCE AT   CHARGED TO    RESERVE, NET      OTHER       BALANCE AT
DESCRIPTION                              JANUARY 1,    EXPENSES    OF COLLECTIONS   CHARGES(A)   DECEMBER 31,
-----------                              ----------   ----------   --------------   ----------   ------------
Year 1994
  Allowance for uncollectible
     receivables.......................    $8,820       $4,614        $(4,946)       $(8,488)      $    --

---------------

(a) The receivable and related allowance for uncollectible receivables were sold to FFMC on November, 1994.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                               GROSS AMOUNT CARRIED
                                                                              COST              AT CLOSE OF PERIOD
                                                         INITIAL COST      CAPITALIZED   --------------------------------
             DESCRIPTION                               -----------------     NET OF               BUILDINGS AND
             AND LOCATION               ENCUMBRANCES    LAND    BUILDING    DELETIONS     LAND    IMPROVEMENTS     TOTAL
             ------------               ------------   ------   --------   -----------   ------   -------------   -------
Office Buildings:
  Bernards Township, NJ...............   $ 43,960    $ 10,059  $ 38,432          --     $10,059     $ 38,432     $ 48,491
  Bernards Township, NJ...............     10,312       2,342     9,172          --       2,342        9,172       11,514
  Troy, MI............................     22,447                23,581          --          --       23,581       23,581
  Troy, MI............................     22,985       7,049    21,147          --       7,049       21,147       28,196
                                         --------    --------   -------     -------     -------     --------     --------
                                           99,704      19,450    92,332          --      19,450       92,332      111,782
                                         --------    --------   -------     -------     -------     --------     --------
Shopping Centers:
  Tri Cities, WA......................      7,957       2,981     7,692          --       2,981        7,692       10,673
  Santa Fe, NM........................      8,073       3,233     6,423           4       3,233        6,427        9,660
  Portland, OR........................      4,669         949     6,374     $(1,725)        722        4,876        5,598
  Marathon, FL........................      3,279         624     3,299          37         624        3,336        3,960
  Seattle, WA.........................     10,386       3,354     9,069          35       3,354        9,104       12,458
  Charleston, WV......................     10,886       2,510    10,516         132       2,510       10,648       13,158
  Royal Palm Beach, FL................      8,274       2,032     7,867           1       2,032        7,868        9,900
  Lincoln, NE.........................      5,020       1,254     4,750          --       1,254        4,750        6,004
                                         --------    --------   -------     -------     -------     --------     --------
                                           58,547      16,937    55,990      (1,516)     16,710       54,701       71,411
                                         --------    --------   -------     -------     -------     --------     --------
Total.................................   $158,251    $ 36,387  $148,322     $(1,516)    $36,160     $147,033     $183,193
                                         ========    ========   =======     =======     =======     ========     ========


             DESCRIPTION                ACCUMULATED       DATE         DATE       DEPRECIABLE
             AND LOCATION               DEPRECIATION   CONSTRUCTED   ACQUIRED        LIFE
             ------------               ------------   -----------   ---------   -------------
Office Buildings:
  Bernards Township, NJ...............    $   961         1991       Jan 1996         40
  Bernards Township, NJ...............        229         1994       Jan 1996         40
  Troy, MI............................        590         1987       Jan 1996         40
  Troy, MI............................        528         1990       Jan 1996         40
                                          -------
                                          $ 2,308
                                          -------
Shopping Centers:
  Tri Cities, WA......................        192         1980       Jan 1996         40
  Santa Fe, NM........................        152         1964       Jan 1996         40
  Portland, OR........................        135         1978       Jan 1996         40
  Marathon, FL........................         79         1972       Jan 1996         40
  Seatle, WA..........................        187         1988       Jan 1996         40
  Charleston, WV......................        256         1985       Jan 1996         40
  Royal Palm Beach, FL................        195         1985       Jan 1996         40
  Lincoln, NE.........................        118         1964       Jan 1996         40
                                          -------
                                            1,314
                                          -------
Total.................................    $ 3,622
                                          =======

(1) The Office Buildings were acquired on January 10, 1996 and the Shopping Centers were acquired on January 11, 1996.
(2) The amounts shown for accumulated depreciation represents depreciation expense for the year ended December 31, 1996.
(3) The only sale occurred at the shopping center located at Portland, OR. The sale was for $1,750 and no gain or loss was recognized on the sale.
(4) Capital expenditures were approximately $234 for the year ended
    December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Thinking Machines Corporation:

     We have audited the accompanying consolidated balance sheet of Thinking Machines Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for the period February 8, 1996 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Thinking Machines Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the period February 8, 1996 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 11, 1997

                          Independent Auditors' Report


The Board of Directors
MAI Systems Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' deficiency and cash flows of MAI Systems Corporation and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MAI Systems Corporation and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP
------------------------
KPMG Peat Marwick LLP


Orange County, California
March 9, 1995