Form 10-K405/A
period 1996-12-31
BROOKE GROUP LTD; BGLS INC
filed 1997-04-11
CIK 59440, 927388

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No.1

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

Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fails to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the CASTANO suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.


On March 14, 1996, the Company, CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

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



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 10.29       Settlement Agreement, dated March 12, 1996, by and between Dianne
                             Castano and Ernest Perry, the putative representative plaintiffs in
                             Dianne Castano, et al. v. The American Tobacco Company, Inc. et al.,
                             Civil No. 94-1044, United States District Court for the Eastern District
                             of Louisiana, for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett, as supplemented by the letter agreement dated March 14, 1996 (the ""Settlement Agreement'')
                             (incorporated by reference to exhibit 13 in the
                             Schedule 13D).

                 10.30       Addendum to Settlement Agreement.

               * 10.31 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of
                             Massachusetts, and State of Louisiana, the Company and Liggett (incorporated by reference to exhibit
                             15 in the Schedule 13D).

               * 10.32       Stock  Purchase  Agreement,  dated  April 3,
                             1996, among  Liggett-Ducat Ltd.  ("Liggett-Ducat"),
                             Belgrave Limited ("Belgrave"),  Eduard Z. Nakhamkin
                             ("Nakhamkin") and BOL (incorporated by reference to exhibit 10.28 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No.
                             1-5759).

               * 10.33       Consulting  Agreement,  dated April 3, 1996,
                             among BOL, Belgrave and Nakhamkin  (incorporated by
                             reference to exhibit 10.29 in the.  Company's  Form
                             10-K  for  the  year  ended   December   31,  1995,
                             Commission File No. 1-5759).

               * 10.34       Pledge  Agreement,   dated  April  3,  1996,
                             between BOL and Belgrave (incorporated by reference
                             to exhibit 10.30 in the Company's Form 10-K for the
                             year ended December 31, 1995,  Commission  File No.
                             1-5759).

               * 10.35       Stock Option Agreement, dated December 16, 1996, between the
                             Company and Howard M. Lorber (incorporated by reference to exhibit 10.34 in the Company's Form 10-K for the year ended
                             December 31, 1996, Commission File No. 1-5759 (the "1996
                             Form 10-K")).

               * 10.36       Stock Option Agreement, dated January 1, 1997 between the
                             Company and Richard J. Lampen (incorporated by reference
                             to exhibit 10.35 in the 1996 Form 10-K).

               * 10.37       Letter  Agreement  dated  September  5, 1996
                             between Ronald S. Fulford and Liggett (incorporated
                             by  reference to exhibit  10.23 in  Liggett's  Form
                             10-K  for  the  year  ended   December   31,  1996,
                             Commission File No. 33-75224).

               * 10.38       Promissory  Note of New Valley dated January
                             31, 1997 in favor of BOL (incorporated by reference to exhibit 10.1 in the New Valley Form 8-K).

               * 10.39 Pledge Agreement dated as of January 31, 1997 entered into by and between BOL and New Valley
                             (incorporated by reference to exhibit 10.2 in the New Valley Form 8-K).

               * 10.40 Use Agreement dated as of January 31, 1997, entered into by and between BML and Liggett-Ducat
                             Joint Stock Company (incorporated by reference to exhibit 10.3 in the New Valley Form 8-K).


               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
               * 10.41       Settlement Agreement, dated March 20, 1997, by and among the
                             States listed in Appendix A thereto, the Company and Liggett
                             (incorporated by reference to exhibit 10.40 in the 1996
                             Form 10-K).

               * 10.42       Settlement  Agreement,  dated March 20, 1997,
                             by and between the named and representative
                             plaintiffs in Fletcher, et al. v. Brooke Group Ltd.,
                             et al., for themselves and on behalf of the plaintiff
                             settlement  class, and the Company and Liggett. (incorporated by reference to exhibit 10.41 in the 1996 Form 10-K).


               * 21          Subsidiaries of the Company (incorporated by reference to
                             exhibit 21 in the 1996 Form 10-K).

               * 23.1        Consent of Coopers and Lybrand L.L.P. relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119) (incorporated by reference to exhibit 23.1 in the 1996 Form 10-K).

               * 23.2        Consent of Price Waterhouse LLP relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119) (incorporated by reference to exhibit 23.2 in the 1996 Form 10-K).

               * 23.3        Consent of KPMG Peat Marwick LLP relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119) (incorporated by reference to exhibit 23.3 in the 1996 Form 10-K).

               * 23.4        Consent of Arthur Anderson LLP relating to the Company's
                             Registration Statements on Form S-3 (Commission File No. 33-38869
                             and Commission File No. 33-63119) (incorporated by reference to exhibit 23.4 in the 1996 Form 10-K).

               * 27.1        Financial Data Schedule of the Company (incorporated by reference to exhibit 27.1 in the 1996 Form 10-K).

               * 27.2        Financial Data Schedule of BGLS (incorporated by reference to exhibit 27.2 in the 1996 Form 10-K).

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

                 99.2        Liggett   Group   Inc.'s   Consolidated   Financial
                             Statements  for the fiscal year ended  December 31,
                             1996.

               * 99.3        New Valley Holdings,  Inc.'s  Financial  Statements
                             for the fiscal year ended December 31, 1996 (incorporated by reference to exhibit 99.3 in the 1996 Form 10-K).



               EXHIBIT
                 NO.                                          DESCRIPTION
          ------------------ -------------------------------------------------------------------------------
                 *99.4       Brooke (Overseas) Ltd.'s Consolidated Financial
                             Statements for the fiscal year ended December 31,
                             1996 (incorporated by reference to exhibit 99.4 in
                             the 1996 Form 10-K).


-------------------

*    Incorporated by reference


     Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.9, 10.36 and 10.37.


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



Date:    April 11, 1997



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



Date:    April 11, 1997

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

     On March 25, 1994, an action entitled CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY INC., ET AL., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. The District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Fifth Circuit Court of Appeals decertified the class and instructed the District Court to

                                   BROOKE GROUP LTD.
                                       BGLS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, Except Per Share Amounts) - (Continued)
             --------------------------------------------------------------


     dismiss the class complaint. On March 12, 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation.


     Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fails to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the District Court seeking preliminary approval of the CASTANO settlement. On September 6, 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.


     On March 14, 1996, the Company, CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

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