Form 10-Q
period 1997-03-31
BROOKE GROUP LTD; BGLS INC
filed 1997-05-15
CIK 59440, 927388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                   ----------

                                BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                1-5759                               51-0255124
   (State or other jurisdiction of             Commission File Number          (I.R.S. Employer Identification No.)
    incorporation or organization)


                                    BGLS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               33-93576                              13-3593483
   (State or other jurisdiction of             Commission File Number          (I.R.S. Employer Identification No.)
    incorporation or organization)

                             100 S.E. SECOND STREET
                              MIAMI, FLORIDA 33131
                                  305/579-8000
     (Address, including zip code and telephone number, including area code, of the principal executive offices)



                                   ----------


         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90
days. [X] Yes   [ ] No

         Explanatory Note: BGLS Inc. is required to file all reports required by
Section 13 or 15(d) of the Exchange Act in connection with its 15.75% Series B Senior Secured Notes due 2001.

         At May 12, 1997, Brooke Group Ltd. had 18,097,096 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.



================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS:

   Brooke Group Ltd. Consolidated Balance Sheets as of March 31, 1997 and
         December 31, 1996.............................................................................       2

   BGLS Inc. Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996....................       3

   Brooke Group Ltd. Consolidated Statements of Operations for the three months ended
         March 31, 1997 and March 31, 1996.............................................................       4

   BGLS Inc. Consolidated Statements of Operations for the three months ended
         March 31, 1997 and March 31, 1996.............................................................       5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the three
         months ended March 31, 1997...................................................................       6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the three months
         ended March 31, 1997..........................................................................       7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 1997 and March 31, 1996.............................................................       8

   BGLS Inc. Consolidated Statements of Cash Flows for the three months ended
         March 31, 1997 and March 31, 1996.............................................................       9

   Notes to Consolidated Financial Statements..........................................................      10

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................      27

PART II.     OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................      36


Item 2. CHANGES IN SECURITIES..........................................................................      36


Item 3. DEFAULTS UPON SENIOR SECURITIES................................................................      36


Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................      36


SIGNATURES.............................................................................................      38


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      March 31,     December 31,
                                                                                        1997            1996
                                                                                      ---------     ------------
ASSETS:

Current assets:
  Cash and cash equivalents ...................................................      $   2,187       $   1,941
  Accounts receivable - trade .................................................          9,802          19,475
  Other receivables ...........................................................            737           1,217
  Receivables from affiliates .................................................         33,587              47
  Inventories .................................................................         52,643          53,691
  Other current assets ........................................................          2,751           4,181
                                                                                     ---------       ---------
    Total current assets ......................................................        101,707          80,552

Property, plant and equipment, at cost, less accumulated
  depreciation of $31,377 and $31,047 .........................................         30,216          80,282
Intangible assets, at cost, less accumulated amortization
  of $17,916 and $17,457 ......................................................          3,979           4,421
Investment in affiliate .......................................................                          3,051
Other assets ..................................................................          5,352           9,371
                                                                                     ---------       ---------
    Total assets ..............................................................      $ 141,254       $ 177,677
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt .........................      $  77,446       $  55,242
  Accounts payable ............................................................         18,768          32,461
  Due to affiliates ...........................................................                            990
  Dividends payable ...........................................................                          1,387
  Cash overdraft ..............................................................                              6
  Accrued promotional expenses ................................................         31,850          30,257
  Accrued taxes payable .......................................................         19,986          26,379
  Accrued interest ............................................................          9,401          24,354
  Other accrued liabilities ...................................................         25,113          33,387
                                                                                     ---------       ---------
    Total current liabilities .................................................        182,564         204,463

Notes payable, long-term debt and other obligations,
  less current portion ........................................................        341,506         378,243
Noncurrent employee benefits ..................................................         30,355          31,256
Other liabilities .............................................................         31,404          18,704

Commitments and contingencies..................................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares .........................................................
  Series G Preferred Stock, 2,184,834 shares, convertible,
    participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share .............................................
  Common stock, par value $0.10 per share, authorized 40,000,000
    shares, issued 24,998,043 shares, outstanding 18,097,096 shares ...........          1,850           1,850
  Additional paid-in capital ..................................................         92,811          94,169
  Deficit .....................................................................       (482,686)       (490,706)
  Other .......................................................................        (22,411)        (27,963)
  Less:  6,900,947 and 6,500,947 shares of common stock in treasury,
    at cost ...................................................................        (34,139)        (32,339)
                                                                                     ---------       ---------
      Total stockholders' equity (deficit) ....................................       (444,575)       (454,989)
                                                                                     ---------       ---------

      Total liabilities and stockholders' equity (deficit) ....................      $ 141,254       $ 177,677
                                                                                     =========       =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     March 31,      December 31,
                                                                                       1997            1996
                                                                                     ---------      ------------
ASSETS:

Current assets:
  Cash and cash equivalents ...................................................      $   2,118       $   1,940
  Accounts receivable - trade .................................................          9,802          19,475
  Other receivables ...........................................................            699           1,166
  Receivables from affiliates .................................................         33,575              47
  Inventories .................................................................         52,643          53,691
  Other current assets ........................................................          2,632           3,878
                                                                                     ---------       ---------
      Total current assets ....................................................        101,469          80,197

Property, plant and equipment, at cost, less accumulated depreciation of
  $31,056 and $30,762 .........................................................         29,942          79,972
Intangible  assets, at cost, less accumulated amortization of $17,916
  and $17,457 .................................................................          3,979           4,421
Investment in affiliate .......................................................                          3,051
Other assets ..................................................................          8,319          10,467
                                                                                     ---------       ---------
      Total assets ............................................................      $ 143,709       $ 178,108
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt .........................      $  77,326       $  53,945
  Accounts payable ............................................................         18,618          32,336
  Cash overdraft ..............................................................                              6
  Due to parent ...............................................................         22,248          29,598
  Accrued promotional expenses ................................................         31,850          30,257
  Accrued taxes payable .......................................................         19,986          26,379
  Accrued interest ............................................................          9,401          24,354
  Other accrued liabilities ...................................................         24,958          32,861
                                                                                     ---------       ---------
      Total current liabilities ...............................................        204,387         229,736

Notes payable, long-term debt and other obligations, less current portion .....        341,506         378,243
Noncurrent employee benefits ..................................................         30,355          31,256
Other liabilities .............................................................         37,818          21,958

Commitments and contingencies .................................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; authorized 100 shares, issued 100 shares, outstanding 100 shares .................................
  Additional paid-in capital ..................................................         39,081          39,081
  Deficit .....................................................................       (491,679)       (499,264)
  Other .......................................................................        (17,759)        (22,902)
                                                                                     ---------       ---------
      Total stockholder's deficit .............................................       (470,357)       (483,085)
                                                                                     ---------       ---------

      Total liabilities and stockholder's equity (deficit) ....................      $ 143,709       $ 179,108
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                                                                       Three Months Ended
                                                                                    ---------------------------
                                                                                    March 31,         March 31,
                                                                                      1997              1996
                                                                                    ---------         ---------
Revenues* .................................................................      $     80,005       $     90,516
Cost of goods sold* .......................................................            41,845             47,048
                                                                                 ------------       ------------

Gross profit ..............................................................            38,160             43,468
Operating, selling, administrative and general expenses ...................            37,322             44,892
                                                                                 ------------       ------------

Operating income (loss) ...................................................               838             (1,424)

Other income (expenses):
    Interest income .......................................................               559                 18
    Interest expense ......................................................           (15,467)           (14,777)
    Equity in loss of affiliate ...........................................            (8,557)            (1,577)
    Sale of assets ........................................................            22,021
    Retirement of debt ....................................................             2,963
    Proceeds from legal settlement ........................................             4,125
    Other, net ............................................................               119                115
                                                                                 ------------       ------------

Income (loss) from continuing operations before income taxes ..............             6,601            (17,645)
Provision for income taxes ................................................               744                435
                                                                                 ------------       ------------

Income (loss) from continuing operations ..................................             5,857            (18,080)
Income from discontinued operations .......................................               363                303
                                                                                 ------------       ------------

Net income (loss) .........................................................             6,220            (17,777)
Proportionate share of New Valley capital transaction, retirement of
    Class A Preferred Shares ..............................................                                1,782
                                                                                 ------------       ------------

Net income (loss) applicable to common shares .............................      $      6,220       $    (15,995)
                                                                                 ============       ============


Per common share:

    Income (loss) from continuing operations ..............................      $       0.32       $      (0.88)
                                                                                 ============       ============
    Income from discontinued operations ...................................      $       0.02       $       0.02
                                                                                 ============       ============
    Net income (loss) applicable to common shares .........................      $       0.34       $      (0.86)
                                                                                 ============       ============

Weighted average common shares outstanding ................................        18,385,985         18,497,096
                                                                                 ============       ============



----------

* Revenues and Cost of goods sold include federal excise taxes of $16,860 and $21,197 for the periods ended March 31, 1997 and 1996, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                                                          Three Months Ended
                                                                       ------------------------
                                                                       March 31,      March 31,
                                                                         1997           1996
                                                                       ---------      ---------
Revenues* .......................................................      $ 80,005       $ 90,516
Cost of goods sold* .............................................        41,845         47,048
                                                                       --------       --------

Gross profit ....................................................        38,160         43,468
Operating, selling, administrative and general expenses .........        37,076         44,587
                                                                       --------       --------

Operating income (loss) .........................................         1,084         (1,119)

Other income (expenses):
   Interest income ..............................................           559             18
   Interest expense .............................................       (16,381)       (15,668)
   Equity in loss of affiliate ..................................        (8,557)        (1,577)
   Sale of assets ...............................................        26,384
   Retirement of debt ...........................................         2,963
   Other, net ...................................................           112            (35)
                                                                       --------       --------

Income (loss) from continuing operations before income taxes ....         6,164        (18,381)
Provision for income taxes ......................................           742            451
                                                                       --------       --------

Net income (loss) from continuing operations ....................         5,422        (18,832)
Income from discontinued operations .............................           363            303
                                                                       --------       --------

Net income (loss) ...............................................      $  5,785       $(18,529)
                                                                       ========       ========

----------

* Revenues and Cost of goods sold include federal excise taxes of $16,860 and $21,197 for the periods ended March 31, 1997 and 1996, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                   Common Stock       Additional
                                                -------------------    Paid-In                Treasury
                                                Shares       Amount    Capital     Deficit      Stock        Other        Total
                                                ------       ------   ----------   -------    ---------      -----        -----
Balance, December 31, 1996 ..............    18,497,096    $ 1,850    $ 94,169    $(490,706)   $(32,339)   $(27,963)   $(454,989)

Net income ..............................                                             6,220                                6,220

Distributions on common stock
  ($0.075 per share) ....................                               (1,358)                                           (1,358)

Amortization of deferred compensation ...                                                                       409          409

Unrealized holding gain on investment
  in New Valley .........................                                                                     5,804        5,804

Effect of New Valley capital transactions                                                                      (661)        (661)

Settlement of loan ......................      (400,000)                              1,800      (1,800)
                                             ----------    -------    --------    ---------    --------    --------    ---------
Balance, March 31, 1997 .................    18,097,096    $ 1,850    $ 92,811    $(482,686)   $(34,139)   $(22,411)   $(444,575)
                                             ==========    =======    ========    =========    ========    ========    =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               Common Stock     Additional
                                           -------------------   Paid-In
                                            Shares      Amount    Capital      Deficit       Other         Total
                                            ------      ------    -------      -------       -----         -----
Balance, December 31, 1996 .............      100                $ 39,081     $(499,264)   $ (22,902)   $(483,085)

Net income .............................                                          5,785                     5,785

Unrealized holding gain on
  investment in New Valley .............                                                       5,804        5,804

Effect of New Valley capital
  transactions .........................                                                        (661)        (661)

Settlement of loan......................                                          1,800                     1,800
                                           ------    --------    ---------    ---------    ---------    ---------
Balance, March 31, 1997 ................      100    $           $  39,081    $(491,679)   $ (17,759)   $(470,357)
                                           ======    ========    =========    =========    =========    =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                            Three Months Ended
                                                                            ------------------
                                                                           March 31,   March 31,
                                                                            1997         1996
                                                                           ---------   ---------
Net cash used in operating activities ................................   $ (26,619)   $(11,568)
                                                                         ---------    --------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net ...................      21,906
  Capital expenditures ...............................................      (1,307)     (6,939)
  Dividends from New Valley ..........................................                   6,183
  Other, net .........................................................                     174
                                                                         ---------    --------

Net cash provided by (used in) investing activities ..................      20,599        (582)
                                                                         ---------    --------

Cash flows from financing activities:
  Proceeds from debt .................................................       3,000      11,347
  Repayments of debt .................................................      (6,050)     (6,537)
  Borrowings under revolver ..........................................      81,291      87,794
  Repayments on revolver .............................................     (69,224)    (76,629)
  Decrease in cash overdraft .........................................          (6)       (449)
  Distributions on common stock ......................................      (2,745)     (1,369)
                                                                         ---------    --------

Net cash provided by financing activities ............................       6,266      14,157
                                                                         ---------    --------

Net increase in cash and cash equivalents ............................         246       2,007
Cash and cash equivalents, beginning of period .......................       1,941       3,370
                                                                         ---------    --------

Cash and cash equivalents, end of period .............................   $   2,187    $  5,377
                                                                         =========    ========



Supplemental non-cash financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes .......                $ 99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes ......                 125,495
  Issuance of Series A Notes for options .............................                     822
  Exchange of Series A Notes for Series B Notes ......................                  99,976




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                         Three Months Ended
                                                                     -------------------------
                                                                     March 31,       March 31,
                                                                       1997            1996
                                                                     ---------       ---------
Net cash used in operating activities .........................      $ (30,609)      $(11,685)
                                                                     ---------       --------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net ............         21,906
  Capital expenditures ........................................         (1,307)        (6,939)
  Dividends from New Valley ...................................                         6,183
  Other, net ..................................................                           174
                                                                     ---------       --------

Net cash provided by (used in) investing activities ...........         20,599           (582)
                                                                     ---------       --------

Cash flows from financing activities:
  Proceeds from debt ..........................................          3,000         11,347
  Repayments of debt ..........................................         (4,873)        (6,410)
  Borrowings under revolver ...................................         81,291         87,794
  Repayments on revolver ......................................        (69,224)       (76,629)
  (Decrease) increase in cash overdraft .......................             (6)            56
  Distributions paid to parent ................................                        (1,922)
                                                                     ---------       --------

Net cash provided by financing activities .....................         10,188         14,236
                                                                     ---------       --------

Net increase in cash and cash equivalents .....................            178          1,969
Cash and cash equivalents, beginning of period ................          1,940          3,370
                                                                     ---------       --------

Cash and cash equivalents, end of period ......................      $   2,118       $  5,339
                                                                     =========       ========



Supplemental non-cash financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes                       $ 99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes                       125,495
  Issuance of Series A Notes for options ......................                           822
  Exchange of Series A Notes for Series B Notes ...............                        99,976
  Forgiveness of debt by parent ...............................                        13,705






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.    PRINCIPLES OF REPORTING

      The consolidated financial statements of Brooke Group Ltd. (the "Company") include the consolidated statements of its wholly owned subsidiary, BGLS Inc. ("BGLS"). The consolidated statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Liggett-Ducat is engaged in the manufacture and sale of cigarettes in Russia. All significant intercompany balances and transactions have been eliminated.

      The interim consolidated financial statements of the Company and BGLS are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's and BGLS' consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's and BGLS' Annual Report on Form 10-K, as amended, for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

      Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

      LIQUIDITY:

      The Company believes it will have sufficient liquidity for 1997. This is based on, among other things, the sale of BrookeMil Ltd. ("BML"), a subsidiary of BOL, to an affiliate, New Valley Corporation ("New Valley"), on January 31, 1997, and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements.

      Liggett had net capital and working capital deficiencies of $179,782 and $81,170, respectively, at March 31, 1997, is highly leveraged and has substantial near-term debt service requirements. Further, Liggett's Senior Secured Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and Liggett's revolving credit facility expires on March 8, 1998 unless extended by its lenders. While Liggett's management currently intends to seek to refinance and/or restructure the redemption and maturity requirements on the Senior Secured Notes with Liggett's note holders and to extend the revolving credit facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the facility at this time, and no assurances can be given in this regard. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. If Liggett is unable to refinance or restructure such obligations, renegotiate the payment terms of the Senior Secured Notes, extend the revolving credit facility, or otherwise make such payments,

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)




      substantially all of its long-term debt and revolving credit facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern.


2.    INVESTMENT IN NEW VALLEY CORPORATION

      The Company's and BGLS' investment in New Valley at March 31, 1997 is summarized below:

                                                                                           Unrealized
                                             Number of          Fair          Carrying       Holding
                                               Shares           Value          Amount      Gain (Loss)
                                             ---------          -----         --------     -----------
        Class A Preferred Shares .....        618,326         $ 70,489       $ 70,489       $(19,924)
        Class B Preferred Shares .....        250,885            2,573          2,572            718
        Common Shares ................      3,989,710(A)         5,985        (73,061)
                                                              --------       --------       --------
                                                              $ 79,047       $              $(19,206)
                                                              ========       ========       ========


           (A) Gives effect to July 1996 one-for-twenty stock split.


      The $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), and the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares"), are accounted for as debt and equity securities, respectively, pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. Through September 1996, earnings on the Class A Preferred Shares were comprised of dividends accrued during the period and the accretion of the difference between the Company's basis and their mandatory redemption price. New Valley's Common Shares, $.01 par value (the "Common Shares"), were accounted for pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock".

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

      At March 31, 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. The Company's investment is represented by 618,326 Class A Preferred Shares (57.7%), 3,989,710 Common Shares (41.7%) (giving effect to a one-for-twenty reverse stock split by New Valley in July 1996) and 250,885 Class B Preferred Shares (9.0%).

      During the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company has recorded its proportionate interest in the excess of

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $1,782, along with other New Valley capital transactions of $1,852, for the three months ended March 31, 1996. No such repurchases have been made during the quarter ended March 31, 1997. Other New Valley capital transactions charged to equity were $661 for the three months ended March 31, 1997.

      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on its Class A Preferred Shares payable on March 27, 1996. NV Holdings received $6,183 in the distribution. At March 31, 1997, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $127,779 or $119.26 per share.

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At March 31, 1997, the accrued and unpaid dividends arrearage on Class B Preferred Shares was $121,502 or $43.54 per share. No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

      Summarized financial information for New Valley as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 follows:

                                                             March 31,      December 31,
                                                               1997            1996
                                                             ---------      ------------
          Current assets, primarily cash and marketable
             securities .................................... $ 149,244       $ 183,720
          Non-current assets ...............................   309,098         222,820
          Current liabilities ..............................   155,091          98,110
          Non-current liabilities ..........................   176,213         170,223
          Redeemable preferred stock .......................   221,753         210,571
          Shareholders' equity (deficit) ...................   (94,715)        (72,364)

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



                                                                   March 31,
                                                            -----------------------
                                                               1997         1996
                                                               ----         ----
          Revenues ....................................     $ 19,753       $ 31,985
          Costs and expenses ..........................       31,925         38,178
          Loss from continuing operations .............      (11,213)        (5,612)
          Income from discontinued operations .........          872            728
          Net loss applicable to common shares(A) .....      (26,321)       (16,067)



      (A) Considers all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

      ACQUISITION OF COMMON SHARES OF BML:

      On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 3.)

      RJR NABISCO HOLDINGS CORP.:

      At March 31, 1997, New Valley held 1,062,650 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $34,270 (cost of $32,574). The unrealized gain on New Valley's investment in RJR Nabisco common stock was $1,696 at March 31, 1997. Based on the market price of RJR Nabisco common stock at March 31, 1997, no amounts are payable by the Company or New Valley under any of its net profit-sharing arrangements with respect to the RJR Nabisco common stock.

3.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      On January 31, 1997, BOL sold all its shares of BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997 with interest at 9%. The consideration received exceeded the carrying value of the Company's investment in BML by $43,700. The Company recognized a gain on the sale in the amount of $21,300. The remaining $22,400 will be deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership in New Valley and that a portion of the property sold is subject to a put option held by New Valley. The option allows New Valley, under certain circumstances, to put a portion of the property sold back to the Company at the greater of the appraised fair value of the property at the date of exercise or $13,600.

      In connection with the sale of its BML shares to New Valley, certain specified liabilities aggregating $40,800, including the Vneshtorgbank loan with a balance of $20,419, remained with BML, and New Valley indemnified the Company and its subsidiaries with respect to any obligation arising from such liabilities.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      SUBSEQUENT EVENTS:

      On April 18, 1997, BML sold one of its office buildings, Ducat Place I, to a third party. Accordingly, the Company will recognize approximately $1,240 of its deferred gain on the BML sale in the second quarter, 1997.

      On April 28, 1997, New Valley paid BOL $3,500, representing a portion of the promissory note payment due to BOL on June 30, 1997, together with accrued interest thereon.


4.    INVENTORIES

      Inventories consist of:

                                                                                        March 31,     December 31,
                                                                                          1997           1996
                                                                                        ---------     ------------

             Finished goods .....................................................      $ 15,639       $ 15,304
             Work-in-process ....................................................         5,126          4,435
             Raw materials ......................................................        32,274         34,002
             Replacement parts and supplies .....................................         4,465          4,406
                                                                                       --------       --------
             Inventories at current cost ........................................        57,504         58,147
             LIFO adjustments ...................................................        (4,861)        (4,456)
                                                                                       --------       --------
                                                                                       $ 52,643       $ 53,691
                                                                                       ========       ========

      At March 31, 1997, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $21,217 and $4,934, respectively.


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                    March 31,     December 31,
                                                       1997           1996
                                                    ---------     ------------
          Land and improvements .............      $     455       $     455
          Buildings .........................          6,443          14,205
          Machinery and equipment ...........         49,647          49,401
          Leasehold improvements ............            302             302
          Construction-in-progress ..........          4,746          46,966
                                                   ---------       ---------
                                                      61,593         111,329
          Less accumulated depreciation .....         31,377          31,047
                                                   ---------       ---------
                                                   $  30,216       $  80,282
                                                   =========       =========

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



6.    LONG TERM DEBT

      Notes payable, long-term debt and other obligations consist of:

                                                                            March 31,    December 31,
                                                                              1996          1996
                                                                            ---------    ------------
          15.75% Series B Senior Secured Notes due 2001,
              net of unamortized discount of $1,418 and $1,511 .......      $231,446      $231,353
          14.500% Subordinated Debentures due 1998 ...................           800           800
          Notes payable - Foreign ....................................         4,758        22,668
          Other ......................................................         1,067         2,425

          Liggett:
          11.500% Senior Secured Series B Notes due 1999, net of
              unamortized discount of $349 and $424 ..................       112,263       119,688
          Variable Rate Series C Senior Secured Notes due 1999 .......        32,279        32,279
          Revolving credit facility ..................................        36,339        24,272
                                                                            --------      --------

          Total notes payable and long-term debt .....................       418,952       433,485

          Less current maturities ....................................        77,446        55,242
                                                                            --------      --------

          Amount due after one year ..................................      $341,506      $378,243
                                                                            ========      ========

      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into a revolving credit facility (the "Facility") for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At March 31, 1997, $461 was available under the Facility based on eligible collateral. Borrowings under the Facility bore interest at the rate of 9.75%, a rate which is equal to 1.5% above the Philadelphia National Bank's prime rate (8.25%) at March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility requires Liggett's compliance with certain financial and other covenants. The Facility also limits the amount of cash dividends and distributions by Liggett and imposes requirements with respect to Liggett's adjusted net and working capital. In January 1997, the Facility was extended for one year. The Facility is classified as short-term at March 31, 1997, since it is due on March 8, 1998, unless extended by the lender. No assurances can be given that the Facility will be further extended.

      During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility. This violation occurred during February 1997 when $37,500 of the Liggett Senior Secured Notes were reclassified from long-term to current as a result of the February 1, 1998 mandatory redemption requirement of such Notes. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000 (as computed in accordance with the agreement); (iii) the maximum permitted adjusted net worth deficit was increased to $180,000 (as computed in accordance with the agreement); and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      LIGGETT 11.500% SENIOR SECURED SERIES B NOTES DUE 1999:

      On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett Series B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding inventories and receivables. Eve Holdings Inc. is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. While Liggett management currently intends to seek to refinance and/or restructure with Liggett's note holders the February 1, 1998 mandatory redemption payment of $37,500 and the $107,400 payment due on February 1, 1999 on maturity of the Liggett Notes and to extend its revolving credit facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the facility at this time, and no assurances can be given in this regard.

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

      For information concerning Liggett's substantial near-term debt service requirements and other related matters, refer to Note 1.

      FOREIGN LOANS:

      On January 31, 1997, in connection with the sale of BML shares to New Valley, the Russian bank loan in the amount of $20,419 remained with BML (Refer to Note 3). The Company is presently a guarantor on lines of credit opened by BOL in 1997 with two Russian banks. The aggregate amount available under these lines of credit is $3,000. Interest on such lines of credit is currently 23%.

7.    STOCK COMPENSATION

      As of January 1, 1997, the Company granted to employees of the Company non-qualified stock options to purchase 422,000 shares of the Company's common stock at an exercise price of $5.00 per share. The options, which will become exercisable over the ten-year term, vest in six equal annual installments. No compensation expense was recorded in this transaction, since the options had no intrinsic value.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


8.    RELATED PARTY TRANSACTIONS

      Effective July 1, 1990, a former executive transferred all of his equity in the Company to the Chairman and resigned from substantially all of his positions with the Company and its affiliates. In consideration for this transfer, a partnership (the "Partnership") controlled by the Chairman agreed, among other things, to make certain payments to the Company on account of the former executive's outstanding indebtedness of $8,677 (deducted from equity). In connection with this transaction, the Partnership pledged 1,681,715 of the shares it held of the Company's common stock to secure this non-recourse obligation, except as to the pledged shares. In May 1994, the Partnership paid $3,200 in partial satisfaction of the obligation. In consideration thereof, the Company released 1,281,715 of the pledged shares. On March 7, 1997, the Partnership transferred to the Company the remaining 400,000 pledged shares in final satisfaction of the obligation. As a result, the Company credited retained earnings $1,800, the fair market value of the pledged shares which were returned to treasury.


9.    RESTRUCTURING CHARGES

      During the first quarter of 1997, Liggett reduced its headcount by 87 positions and recorded a $1,761 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. Approximately $197 in restructuring charges will be funded in subsequent years. Liggett expects to continue its cost reduction programs.


10.   CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

      As of March 31, 1997, there were 107 cases pending against Liggett where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 53 are pending in the State of

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      Florida and 20 are pending in the State of New York. The balance of individual cases are pending in 14 different states. The next individual case scheduled for trial where Liggett is a defendant is CHUTZ-REYMERS ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Middle District of Florida, Tampa Division, which is scheduled for trial in June 1997. In light of the settlements discussed below, this case will not proceed against Liggett on that date. In addition to the foregoing, there are four individual cases scheduled for trial in 1997 where Liggett is a defendant, although trial dates are subject to change.

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption. Several representative cases are described below.

      On June 24, 1992, in the action entitled CIPOLLONE V. LIGGETT GROUP INC., ET AL., the United States Supreme Court issued an opinion concluding that the Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act") did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

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

      On October 31, 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. Plaintiffs' motion to certify the action as a class action was granted. The suit is scheduled to go to trial on June 2, 1997. In addition to Broin, as of March 31, 1997 there were 16 actions which have either been certified as a class or are seeking class certification. One of these actions, ENGLE, ET AL. V. R. J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Court of the Eleventh Judicial Circuit in and for Dade County, Florida, involving a certified class of smokers in the State of Florida, is scheduled to commence trial on September 8, 1997.

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

      On September 10, 1993, an action entitled SACKMAN V. LIGGETT GROUP INC., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiff's fraud and breach of warranty claims. In addition, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Magistrate Judge is presently reconsidering plaintiffs' motion to compel production of documents. No trial date has been set.

      On March 25, 1994, an action entitled CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY INC., ET AL., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. The District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Fifth Circuit Court of Appeals decertified the class and instructed the District Court to dismiss the class complaint. On March 12, 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation.

      Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the CASTANO suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

      On March 14, 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

      nine months from the date of Final Approval (as defined in the letter), if granted, of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

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

      On May 23, 1994, an action entitled MOORE, ATTORNEY GENERAL, EX REL STATE OF MISSISSIPPI V. THE AMERICAN TOBACCO COMPANY, ET AL., Chancery Court of Jackson County, Mississippi, was commenced against Liggett and others seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. In May 1994, the State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). On February 21, 1995, the State of Florida commenced an action pursuant to this statutory scheme. In addition to Florida and Mississippi, similar actions have been filed by many other states and municipalities. The Mississippi, Florida and Texas Medicaid recovery actions are scheduled for trial in 1997 (see settlement discussions below). Legislation similar to that enacted in Florida has been introduced in the Massachusetts and New Jersey legislatures.

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

      On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, on April 14, 1997, the State of California entered into a settlement agreement with Liggett and BGL of the action which it contemplates commencing against the industry and on May 6, 1997 the State of Alaska entered into a settlement agreement with Liggett and the Company of the action which it recently commenced against the industry. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the Attorneys General and, upon court approval, the nationwide class.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      The recent Attorneys General settlements, which do not require court approval, include the states of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. (Several other states have either recently filed Medicaid recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements, however, there can be no assurance that any such settlements will be completed).

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

      Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett has also agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

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

      On March 20, 1997, R.J. Reynolds Tobacco Company, Philip Morris, Inc., Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company, Inc. obtained a temporary restraining order from a North Carolina state court preventing the Company and Liggett and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by the Company and Liggett. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      There are several other proceedings, lawsuits and claims pending against the Company unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

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


      LEGISLATION AND REGULATION:

      On August 28, 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. A hearing on the tobacco industry's motion for summary judgment in that case was held on February 10, 1997 and a decision by the Court was issued on April 25, 1997. The court granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products. The court denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)



      In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, the Company is not able to evaluate.

      OTHER MATTERS:

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

      At March 31, 1997, there were several other proceedings, lawsuits and claims pending against the Company and its subsidiaries. The Company is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect its consolidated financial position, results of operations or cash flows.

11.   SALES OF ASSETS

      On January 31, 1997, BOL sold BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. (Refer to Note 3.)

      On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty for $2,200 and recognized a gain of $1,531.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTRODUCTION

      The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. The Company holds an equity interest in New Valley Corporation ("New Valley") through NV Holdings.

         On January 31, 1997, BOL sold its interest in BrookeMil Ltd. ("BML"), a real estate investment company doing business in Russia, to New Valley. See Note 3 to the Company's Consolidated Financial Statements.

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco for the three months ended March 31, 1997 and tobacco and real estate for the three months ended March 31, 1996.


RECENT DEVELOPMENTS

         NEW VALLEY. As of March 31, 1997, New Valley held 1,062,650 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $35,997 (cost of $32,574). New Valley's unrealized gain on its investment in RJR Nabisco common stock was $1,697 at March 31, 1997. For information concerning the acquisition of BML by New Valley, see "BOL" below.

         BOL. On January 31, 1997, New Valley acquired from BOL 10,483 shares (99.1%) of common stock of BML for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of New Valley (the "Note"). The
Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. The Company recognized a gain of $21,300 on the sale in the first quarter, 1997. A prepayment of $3,500 on the Note together with accrued interest was made on April 28, 1997 which reduces the June payment discussed above to $18,000. See Note 3 to the Company's Consolidated Financial Statements.

         LIGGETT. In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett will further reduce its salaried, hourly and part-time headcount by a total of 273 positions (35%) over an eight-month transition period.

      On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty for $2,200. The Company recognized a gain of $1,521.

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. On March 7, 1997, R.J. Reynolds Tobacco Company ("RJR") initiated another list price increase on all brands of $.40 per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B&W"), Lorillard Tobacco Company, Inc. ("Lorillard") and Liggett have matched this increase, and, on March 21, 1997, Philip Morris, Inc. ("Philip Morris") announced a price increase of $.50 per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of March 31, 1997, there were 107 individual suits, 14 purported class actions and 22 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 10 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

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

         Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal

Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the CASTANO suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

         On March 14, 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

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

         RECENT SETTLEMENTS. On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, on April 14, 1997, the State of California settled, on the same terms, the action which it contemplates commencing against the industry and on May 6, 1997, the State of Alaska settled, with the Company, the action which it recently commenced against the industry. The 24 Attorneys General settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and the Company, and upon court approval, the nationwide class.

         The settlements with the Attorneys General, which do not require court approval, include the states of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. Both the Company and Liggett will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

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

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement and no additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. See the discussions of the tobacco litigation settlements appearing in Note 10 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

         REVENUES. Total revenues were $80,005 for the three months ended March 31, 1997 compared to $90,516 for the three months ended March 31, 1996. This 11.6% decrease in revenues was primarily due to a $12,187 or 15.5% decrease in revenues at Liggett reflecting a 21.6% decrease in Liggett's unit sales volume, partially offset by an increase of $3,311 over the same period in 1996 in tobacco revenues at Liggett-Ducat. The decline in overall units sales volume of 21.6% at Liggett was comprised of declines within the premium segment of 13.5% and discount segment (which includes generic, control label and branded discount products) of 22.7%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The decline in the discount segment is consistent with industry trends.

         GROSS PROFIT. Gross profit was $38,160 for the three months ended March 31, 1997 compared to $43,468 for the three months ended March 31, 1996, a decrease of $5,308 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percentage of revenues decreased 0.3% when compared to the same period in the prior year. Liggett's gross profit as a percentage of revenues (excluding federal excise taxes) for the period decreased to 72.9% compared to 73.7% in the same period in the prior year. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 list price increase discussed above. See "Recent Developments in the Cigarette Industry".

         EXPENSES. Selling, general and administrative expenses were $37,322 for the three months ended March 31, 1997 compared to $44,892 for the same period last year. The decrease of $7,570 is due primarily to lower advertising, marketing and administrative expenses at Liggett partially offset by restructuring charges of $1,761 and higher legal expenses at Liggett.

        OTHER INCOME (EXPENSE). Interest expense was $15,467 for the three months ended March 31, 1997 compared to $14,777 for the same period last year, an increase of $690 primarily due to the issuance of additional debt of $7,397 at BGLS in March 1996 and higher average outstanding balances on Liggett's revolving credit facility in 1997.

        Equity in earnings of affiliate was a loss of $8,557 for the three months ended March 31, 1997 compared to a loss of $1,577 for the three months ended March 31, 1996 and relates primarily to New Valley's net loss of $10,341 in 1997 compared to its net loss of $4,884 in 1996.

        Interest expense and loss in equity of affiliate were offset by the gain on sale of assets, which includes the sale of the BML shares and surplus realty at Liggett, and proceeds from a legal settlement. See Notes 3, 10 and 11 to the Company's Consolidated Financial Statements.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $246 and $2,007 for the three months ended March 31, 1997 and 1996, respectively. Net cash used in operations for the three months ended March 31, 1997 was $26,619 compared to net cash used in operations of $11,568 for the comparable period of 1996, due to an increase in receivables of $33,500 resulting from the sale of the BML shares to New Valley, a decrease in accounts payable of $8,300 and a decrease in accrued liabilities of approximately $24,000. These items were offset by a decrease in trade receivables at Liggett due to declining sales volume, equity in loss of affiliate of approximately $8,500 and the impact of the deferred gain on the sale of the BML shares of approximately $23,000.

         Cash provided by investing activities of $20,599 for the period ended March 31, 1997 includes principally cash of $21,500 received in the sale of the BML shares to New Valley and cash of $2,049 received in the sale of certain of Liggett's surplus realty to Blue Devil Ventures. Cash received was offset by capital expenditures of $1,307 at Liggett and BOL and the impact of the sale of BML to New Valley in the consolidated financial statements. Cash used in investing activities of $582 for the period ended March 31, 1996 includes capital expenditures of $5,500 and $1,350 for real estate development at BOL and for equipment modernization at Liggett, respectively. Capital expenditures for the period ended March 31, 1996 were offset by dividends from New Valley to NV Holdings of $6,183 ($10.00 per share) on the Class A Preferred Shares.

         Cash provided by financing activities was $6,266 for the three months ended March 31, 1997 compared to cash provided of $14,157 for the same period in 1996. Proceeds from financing activities include proceeds at BOL from credit lines and net borrowings under Liggett's revolving credit facility of $12,067. These proceeds were offset by repayments on debt including principally the required repurchase of $7,500 face amount of Liggett bonds on February 1, 1997 at a net gain of $2,963. Distributions on common stock include distributions declared in the fourth quarter 1996 which were paid in January 1997 and distributions declared and paid in March for the first quarter 1997. Proceeds from debt in the same period in 1996 includes the private placement of BGLS' Series A Notes (later exchanged for Series B Notes) for net cash proceeds of $6,065, borrowings by BOL for real estate development of $5,282 and borrowings of $11,015 by Liggett under its revolving credit facility. These transactions were primarily offset by the redemption for approximately $6,300 of BGLS' 16.125% Senior Subordinated Reset Notes (the "Reset Notes"), including premium and accrued interest thereon, and distributions to the Company's shareholders of $1,369.

         LIGGETT. Liggett had a net capital deficiency of $179,782 as of March 31, 1997, is highly leveraged and has substantial near-term service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of recent tobacco litigation settlements, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the Revolving Credit Facility (the "Facility") or the Senior Secured Notes (the "Liggett Notes") indentures or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. At March 31, 1997, $36,339 was outstanding and $461 was available under the Facility based on eligible collateral at December 31, 1996. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 9.75% at March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes' Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement). The Facility is classified as short-term at March 31, 1997, since it is due on March 8, 1998, unless extended by the lender.

         During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Senior Secured Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the Senior Secured Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit, as defined, was increased to $180,000; and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

         Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. The Notes due on February 1998 ($37,500) are classified as a short-term debt at March 31, 1997. In February 1997, Liggett purchased $7,500 of Series B Notes using revolver availability and credited such Notes against the 1997 mandatory redemption requirement. Liggett recorded a net gain of $2,963 for this transaction in the first quarter, 1997. Current maturities of both the Liggett Notes and the Facility of approximately $74,000 contribute substantially to the working capital deficit of $81,170 at March 31, 1997.

         While Liggett management currently intends to seek to refinance and/or restructure with Liggett's note holders the redemption and maturity requirements on the Liggett Notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. Based on Liggett's net loss for 1996 and projected 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. If Liggett is unable to refinance or restructure such obligations, renegotiate the payment terms of the Liggett Notes, extend the Facility, or otherwise make such payments, substantially all of its long-term debt and the Facility would be in default and debt holders could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and Liggett's ability to continue as a going concern.

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

          BGLS. At March 31, 1997, BGLS' long-term debt was approximately $233,000.

         BOL. On January 31, 1997, BOL sold its 99.1% interest in BML to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. On April 28, 1997, New Valley paid $3,500 of the promissory note due to BOL on June 30, 1997.

          In October 1995, Liggett-Ducat entered into a loan agreement with Vneshtorgbank, Moscow, Russia, to borrow up to $20,400 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate plus 10%. The Company has guaranteed the payment of the note. In December 1996, the loan was assigned by Liggett-Ducat to BML. On January 31, 1997, New Valley purchased BOL's 99.1% interest in BML and indemnified the Company and its subsidiaries with respect to the loan.

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

         THE COMPANY. As a result of the 1995 debt exchange offer, the redemption of the Reset Notes in 1996, the sale of the BML shares to New Valley in January 1997 and the redemption of $7,500 of the Liggett Notes on February 1, 1997, the Company decreased its scheduled near-term debt maturities to approximately $74,000 due in the year 1998; at March 31, 1997, substantially all of this debt relates to Liggett. In addition, Liggett has a payment due at maturity of the Liggett Notes on February 1, 1999 of $107,400. The Company believes that it will continue to meet its liquidity requirements through 1997, although the BGLS Series B Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At March 31, 1997, the remaining amount available through December 31, 1997 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by BGLS' Series B Notes Indenture) is $7,801. In March 1997, the Company provided for its quarterly dividend of $1,395 with proceeds from the legal settlement received in January 1997. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1997 for current operations include debt service estimated at $36,800, dividends on the Company's shares (currently at an annual rate of approximately $5,500) and corporate expense. The Company anticipates funding 1997 current operations with the proceeds from the sale of BML, management fees and other payments from subsidiaries of approximately $5,000 and the proceeds from the legal settlement of $4,100. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, proceeds from the sale of certain assets, additional public or private debt and/or equity financing and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's cigarette operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency and recent losses from continuing operations. The Indenture for BGLS' Series B Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                     PART II
                                OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

           Reference is made to information entitled "Contingencies" in Note 6 to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. (collectively, the "Companies") included elsewhere in this report on Form 10-Q.

Item 2.    CHANGES IN SECURITIES

           During the first quarter of 1997, Brooke Group Ltd. granted stock options to purchase 422,000 shares of its common stock at $5.00 per share to certain employees. These transactions did not involve public offerings of the company's securities and were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder. See Note 7 to the Consolidated Financial Statements of the Companies included elsewhere in this report on Form 10-Q.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Reference is made to information entitled "Revolving Credit Facility" in Note 7 to the Consolidated Financial Statements of the Companies included elsewhere in this report on Form 10-Q.

           As of March 31, 1997, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,072,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $127.8 million or $119.26 per Class A Share; and
           (2) $121.5 million or $43.54 per Class B Share.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                  10.43    Addendum to Initial States Settlement Agreement.

                  10.44 Settlement Agreement, dated April 14, 1997, by and among the State of California, Brooke Group Ltd. and Liggett Group Inc.

                  10.45 Settlement Agreement, dated May 6, 1997, by and among the State of Alaska, Brooke Group Ltd. and Liggett Group Inc.

                  27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only)

                  27.2     BGLS Inc.'s Financial Data Schedule
                           (for SEC use only)

                  99.1 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly period ended
                           March 31, 1997.

                  99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly period ended March 31, 1997.

           `      99.3     Brooke (Overseas) Ltd.'s Interim Consolidated
                           Financial Statements for the quarterly period ended
                           March 31, 1997.

                  99.4 New Valley Holdings, Inc.'s Interim Consolidated Financial Statements for the quarterly period ended March 31, 1997.


           (b)    REPORTS ON FORM 8-K

                  During the first quarter of 1997, the following current reports on Form 8-K were filed:

      Registrant(s)            Date of Report           Items         Financial Statements
      -------------            --------------           -----         --------------------
1.  Brooke Group Ltd.       January 31, 1997             2, 7        Unaudited pro-forma
    BGLS Inc.                                                        financial statements for
                                                                     the nine months ended
                                                                     September 30, 1996

2.  Brooke Group Ltd.       February 14, 1997             7                    None

3.  Brooke Group Ltd.       February 25, 1997             7                    None




                                   SIGNATURES





    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            BROOKE GROUP LTD.
                                            (REGISTRANT)

                                            By: /s/ Joselynn D. Van Siclen
                                                --------------------------
                                                Joselynn D. Van Siclen
                                                Vice President and Chief
                                                Financial Officer

Date:  May 15, 1997






                                            BGLS INC.
                                            (REGISTRANT)

                                            By: /s/ Joselynn D. Van Siclen
                                                ---------------------------
                                                Joselynn D. Van Siclen
                                                Vice President and Chief
                                                Financial Officer

Date:  May 15, 1997