Form 10-Q
period 1997-06-30
BROOKE GROUP LTD; BGLS INC
filed 1997-08-19
CIK 59440, 927388

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                1-5759                      51-0255124
   -------------------------------             ----------------------          -------------------
   (State or other jurisdiction of             Commission File Number           (I.R.S. Employer
    incorporation or organization)                                              Identification No.)


                                    BGLS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               33-93576                      13-3593483
   -------------------------------             ----------------------          -------------------
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

         At August 11, 1997, Brooke Group Ltd. had 18,097,096 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.




================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS:

   Brooke Group Ltd. Consolidated Balance Sheets as of June 30, 1997 and
         December 31, 1996.............................................................................       2

   BGLS Inc. Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.....................       3

   Brooke Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 1997 and June 30, 1996.........................................................       4

   BGLS Inc. Consolidated Statements of Operations for the three and six months ended
         June 30, 1997 and June 30, 1996...............................................................       5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
         months ended June 30, 1997....................................................................       6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the six months
         ended June 30, 1997...........................................................................       7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 1997 and June 30, 1996...............................................................       8

   BGLS Inc. Consolidated Statements of Cash Flows for the six months ended
         June 30, 1997 and June 30, 1996...............................................................       9

   Notes to Consolidated Financial Statements..........................................................      10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................      28

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................      38

Item 3. DEFAULTS UPON SENIOR SECURITIES................................................................      38

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................      38

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................      39

SIGNATURES..............................................................................................     40



Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           June 30,      December 31,
                                                                                             1997            1996
                                                                                          ---------      ------------
ASSETS:

Current assets:
  Cash and cash equivalents ........................................................      $  19,549       $   1,941
  Accounts receivable - trade ......................................................         12,106          19,475
  Other receivables ................................................................            731           1,217
  Receivables from affiliates ......................................................         11,965              47
  Inventories ......................................................................         47,447          53,691
  Other current assets .............................................................          3,749           4,181
                                                                                          ---------       ---------
    Total current assets ...........................................................         95,547          80,552

Property, plant and equipment, at cost, less accumulated
  depreciation of $32,204 and $31,047 ..............................................         31,605          80,282
Intangible assets, at cost, less accumulated amortization
  of $18,375 and $17,457 ...........................................................          3,524           4,421
Investment in affiliate ............................................................                          3,051
Other assets .......................................................................          4,641           9,371
                                                                                          ---------       ---------
    Total assets ...................................................................      $ 135,317       $ 177,677
                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ..............................      $  70,695       $  55,242
  Accounts payable .................................................................         16,224          32,461
  Due to affiliates ................................................................                            990
  Dividends payable ................................................................                          1,387
  Cash overdraft ...................................................................                              6
  Accrued promotional expenses .....................................................         30,390          30,257
  Accrued taxes payable ............................................................         21,350          26,379
  Accrued interest .................................................................         23,383          24,354
  Other accrued liabilities ........................................................         24,350          33,387
                                                                                          ---------       ---------
    Total current liabilities ......................................................        186,392         204,463

Notes payable, long-term debt and other obligations, less current portion ..........        342,253         378,243
Noncurrent employee benefits .......................................................         29,662          31,256
Other liabilities ..................................................................         30,329          18,704

Commitments and contingencies ......................................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized 10,000,000 shares .........
  Series G Preferred Stock, 2,184,834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share ...............
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued
    24,998,043 shares, outstanding 18,097,096 and 18,497,096 shares ................          1,850           1,850
  Additional paid-in capital .......................................................         91,454          94,169
  Deficit ..........................................................................       (496,642)       (490,706)
  Other ............................................................................        (15,842)        (27,963)
  Less: 6,900,947 and 6,500,947 shares of common stock in treasury, at cost ........        (34,139)        (32,339)
                                                                                          ---------       ---------
      Total stockholders' equity (deficit) .........................................       (453,319)       (454,989)
                                                                                          ---------       ---------

      Total liabilities and stockholders' equity (deficit) .........................      $ 135,317       $ 177,677
                                                                                          =========       =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    June 30,      December 31,
                                                                                      1997            1996
                                                                                    ---------     ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..................................................      $  19,273       $   1,940
  Accounts receivable - trade ................................................         12,106          19,475
  Other receivables ..........................................................            700           1,166
  Receivables from affiliates ................................................         11,965              47
  Inventories ................................................................         47,447          53,691
  Other current assets .......................................................          3,293           3,878
                                                                                    ---------       ---------
      Total current assets ...................................................         94,784          80,197

Property, plant and equipment, at cost, less accumulated depreciation of
  $31,848 and $30,762 ........................................................         31,366          79,972
Intangible assets, at cost, less accumulated amortization of $18,375
  and $17,457 ................................................................          3,524           4,421
Investment in affiliate ......................................................                          3,051
Other assets .................................................................          7,884          10,467
                                                                                    ---------       ---------
      Total assets ...........................................................      $ 137,558       $ 178,108
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ........................      $  70,220       $  53,945
  Accounts payable ...........................................................         16,099          32,336
  Cash overdraft .............................................................                              6
  Due to parent ..............................................................         22,217          29,598
  Accrued promotional expenses ...............................................         30,390          30,257
  Accrued taxes payable ......................................................         21,350          26,379
  Accrued interest ...........................................................         23,383          24,354
  Other accrued liabilities ..................................................         24,187          32,861
                                                                                    ---------       ---------
      Total current liabilities ..............................................        207,846         229,736

Notes payable, long-term debt and other obligations, less current portion ....        342,253         378,243
Noncurrent employee benefits .................................................         29,662          31,256
Other liabilities ............................................................         36,529          21,958

Commitments and contingencies ................................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding ...................................................
  Additional paid-in capital .................................................         39,081          39,081
  Deficit ....................................................................       (506,211)       (499,264)
  Other ......................................................................        (11,602)        (22,902)
                                                                                    ---------       ---------
      Total stockholder's deficit ............................................       (478,732)       (483,085)
                                                                                    ---------       ---------

      Total liabilities and stockholder's equity (deficit) ...................      $ 137,558       $ 178,108
                                                                                    =========       =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    Three Months Ended                     Six Months Ended
                                                             -------------------------------       -------------------------------
                                                              June 30,            June 30,           June 30,           June 30,
                                                                1997                1996               1997               1996
                                                             ------------       ------------       ------------       ------------
Revenues* .............................................      $     96,593       $    125,213       $    176,598       $    215,729
Cost of goods sold* ...................................            50,951             63,522             92,796            110,570
                                                             ------------       ------------       ------------       ------------

Gross profit ..........................................            45,642             61,691             83,802            105,159
Operating, selling, administrative and general expenses            39,715             58,264             77,037            103,156
                                                             ------------       ------------       ------------       ------------

Operating income ......................................             5,927              3,427              6,765              2,003

Other income (expenses):
    Interest income ...................................               692                110              1,251                128
    Interest expense ..................................           (15,499)           (15,457)           (30,966)           (30,234)
    Equity in loss of affiliate .......................            (5,841)            (1,306)           (14,398)            (2,883)
    Sale of assets ....................................             1,065                                23,086
    Retirement of debt ................................                                                   2,963
    Proceeds from legal settlement ....................                                                   4,125
    Other, net ........................................                61              2,219                180              2,334
                                                             ------------       ------------       ------------       ------------

Loss from continuing operations before income taxes ...           (13,595)           (11,007)            (6,994)           (28,652)
Provision (benefit) for income taxes ..................                45               (289)               789                146
                                                             ------------       ------------       ------------       ------------

Loss from continuing operations .......................           (13,640)           (10,718)            (7,783)           (28,798)
                                                             ------------       ------------       ------------       ------------

Discontinued operations:
    (Loss) income from discontinued operations ........              (321)                46                 42                349
    Gain on disposal ..................................                 5                                     5
                                                             ------------       ------------       ------------       ------------
(Loss) income from discontinued operations ............              (316)                46                 47                349
                                                             ------------       ------------       ------------       ------------

Net loss ..............................................           (13,956)           (10,672)            (7,736)           (28,449)
Proportionate share of New Valley capital transaction,
    retirement of Class A Preferred Shares ............                                                                      1,782
                                                             ------------       ------------       ------------       ------------

Net loss applicable to common shares ..................      $    (13,956)      $    (10,672)      $     (7,736)      $    (26,667)
                                                             ============       ============       ============       ============

Per common share:

    Loss from continuing operations ...................      $      (0.75)      $      (0.58)      $      (0.42)      $      (1.46)
                                                             ============       ============       ============       ============
    (Loss) income from discontinued operations ........      $      (0.02)      $                  $                          0.02
                                                             ============       ============       ============       ============
    Net loss applicable to common shares ..............      $      (0.77)      $      (0.58)      $      (0.42)      $      (1.44)
                                                             ============       ============       ============       ============

Weighted average common shares outstanding ............        18,097,096         18,497,096         18,240,743         18,497,096
                                                             ============       ============       ============       ============

----------


* Revenues and Cost of goods sold include federal excise taxes of $19,153, $29,487, $36,013 and $50,684, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 Three Months Ended               Six Months Ended
                                                             -------------------------       -------------------------
                                                              June 30,        June 30,        June 30,        June 30,
                                                                1997            1996            1997            1996
                                                             ---------       ---------       ---------       ---------
Revenues* .............................................      $  96,593       $ 125,213       $ 176,598       $ 215,729
Cost of goods sold* ...................................         50,951          63,522          92,796         110,570
                                                             ---------       ---------       ---------       ---------

Gross profit ..........................................         45,642          61,691          83,802         105,159
Operating, selling, administrative
  and general expenses.................................         39,581          58,073          76,657         102,660
                                                             ---------       ---------       ---------       ---------

Operating income ......................................          6,061           3,618           7,145           2,499

Other income (expenses):
   Interest income ....................................            680              60           1,239              78
   Interest expense ...................................        (16,411)        (16,395)        (32,792)        (32,063)
   Equity in loss of affiliate ........................         (5,841)         (1,306)        (14,398)         (2,883)
   Sale of assets .....................................          1,279                          27,663
   Retirement of debt .................................                                          2,963
   Other, net .........................................             61           1,703             173           1,668
                                                             ---------       ---------       ---------       ---------

Loss from continuing operations before income taxes ...        (14,171)        (12,320)         (8,007)        (30,701)
Provision (benefit) for income taxes ..................             45            (253)            787             198
                                                             ---------       ---------       ---------       ---------

Loss from continuing operations .......................        (14,216)        (12,067)         (8,794)        (30,899)

Discontinued operations:
   (Loss) income from discontinued operations .........           (321)             46              42             349
   Gain on disposal ...................................              5                               5
                                                             ---------       ---------       ---------       ---------
(Loss) income from discontinued operations ............           (316)             46              47             349
                                                             ---------       ---------       ---------       ---------

Net loss ..............................................      $ (14,532)      $ (12,021)      $  (8,747)      $ (30,550)
                                                             =========       =========       =========       =========





* Revenues and Cost of goods sold include federal excise taxes of $19,153, $29,487, $36,013 and $50,684, respectively.





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                               Common Stock         Additional
                                          ----------------------      Paid-In                               Treasury
                                            Shares       Amount       Capital      Deficit       Other        Stock        Total
                                          ----------    --------    ----------   ---------     --------     ---------    ---------
Balance, December 31, 1996 ..........     18,497,096    $  1,850     $ 94,169    $(490,706)    $(27,963)    $(32,339)    $(454,989)

Net loss ............................                                               (7,736)                                 (7,736)

Distributions on common stock
  ($0.15 per share) .................                                  (2,715)                                              (2,715)

Amortization of deferred
  compensation ......................                                                               821                        821

Unrealized holding gain on investment
  in New Valley .....................                                                            11,965                     11,965

Effect of New Valley
  capital transactions ..............                                                              (665)                      (665)

Settlement of loan ..................       (400,000)                                1,800                    (1,800)
                                          ----------    --------     --------    ---------     --------     --------     ---------


Balance, June 30, 1997 ..............     18,097,096    $  1,850     $ 91,454    $(496,642)    $(15,842)    $(34,139)    $(453,319)
                                         ===========    ========     ========    =========     ========     ========     =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                              Common Stock          Additional
                                         ----------------------      Paid-In
                                          Shares        Amount       Capital         Deficit         Other           Total
                                         -------        ------      ----------      ---------       --------       ---------
Balance, December 31, 1996 ........          100          $          $39,081      $(499,264)      $(22,902)      $(483,085)

Net loss ..........................                                                  (8,747)                        (8,747)

Unrealized holding gain on
  investment in New Valley ........                                                                 11,965          11,965

Effect of New Valley capital
  transactions ....................                                                                   (665)           (665)

Settlement of loan ................                                                   1,800                          1,800
                                         -------         -----       -------      ---------       --------       ---------

Balance, June 30, 1997 ............          100         $           $39,081      $(506,211)      $(11,602)      $(478,732)
                                         =======         =====       =======      =========       ========       =========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               Six Months Ended
                                                                          -------------------------
                                                                           June 30,        June 30,
                                                                             1997            1996
                                                                          ---------       ---------
Net cash used in operating activities ..............................      $ (20,003)      $    (735)
                                                                          ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .................         43,245           4,415
  Capital expenditures .............................................         (3,653)        (14,680)
  Dividends from New Valley ........................................                          6,183
  Other, net .......................................................                           (491)
                                                                          ---------       ---------

Net cash provided by (used in) investing activities ................         39,592          (4,573)
                                                                          ---------       ---------

Cash flows from financing activities:
  Proceeds from debt ...............................................          4,225          15,161
  Repayments of debt ...............................................         (6,852)         (7,769)
  Borrowings under revolver ........................................        137,062         172,043
  Repayments on revolver ...........................................       (132,308)       (166,050)
  Decrease in cash overdraft .......................................             (6)         (4,266)
  Distributions on common stock ....................................         (4,102)         (2,775)
                                                                          ---------       ---------

Net cash (used in) provided by financing activities ................         (1,981)          6,344
                                                                          ---------       ---------

Net increase in cash and cash equivalents ..........................         17,608           1,036
Cash and cash equivalents, beginning of period .....................          1,941           3,370
                                                                          ---------       ---------

Cash and cash equivalents, end of period ...........................      $  19,549       $   4,406
                                                                          =========       =========



Supplemental non-cash financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes .....                      $  99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes ....                        125,495
  Issuance of Series A Notes for options ...........................                            822
  Exchange of Series A Notes for Series B Notes ....................                         99,976
  Issuance of promissory notes for shares of Liggett-Ducat .........                          1,643
  Promissory note from New Valley ..................................      $  33,500





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                          -------------------------
                                                                           June 30,       June 30,
                                                                             1997            1996
                                                                          ---------       ---------
Net cash used in operating activities ..............................      $ (25,202)      $     (73)
                                                                          ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .................         43,245           4,415
  Capital expenditures .............................................         (3,653)        (14,680)
  Dividends from New Valley ........................................                          6,183
  Other, net .......................................................                           (491)
                                                                          ---------       ---------
Net cash provided by (used in) investing activities ................         39,592          (4,573)
                                                                          ---------       ---------

Cash flows from financing activities:
  Proceeds from debt ...............................................          3,750          14,519
  Repayments of debt ...............................................         (5,555)         (7,514)
  Borrowings under revolver ........................................        137,062         172,043
  Repayments on revolver ...........................................       (132,308)       (166,050)
  Decrease in cash overdraft .......................................             (6)         (3,761)
  Distributions paid to parent .....................................                         (3,621)
                                                                          ---------       ---------
Net cash provided by financing activities ..........................          2,943           5,616
                                                                          ---------       ---------

Net increase in cash and cash equivalents ..........................         17,333             970
Cash and cash equivalents, beginning of period .....................          1,940           3,370
                                                                          ---------       ---------

Cash and cash equivalents, end of period ...........................      $  19,273       $   4,340
                                                                          =========       =========

Supplemental non-cash financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes .....                      $  99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes ....                        125,495
  Issuance of Series A Notes for options ...........................                            822
  Exchange of Series A Notes for Series B Notes ....................                         99,976
  Forgiveness of debt by parent ....................................                         13,705
  Issuance of promissory notes for shares of Liggett-Ducat .........                          1,643
  Promissory note from New Valley ..................................      $  33,500



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

      LIQUIDITY:

      The Company's principal sources of liquidity for 1997 include, among other things, proceeds from the sale of BrookeMil Ltd. ("BML"), a subsidiary of BOL, to an affiliate, New Valley Corporation ("New Valley"), on January 31, 1997, and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

      Liggett had net capital and working capital deficiencies of $178,660 and $78,481, respectively, at June 30, 1997, is highly leveraged and has substantial near-term debt service requirements. Further, Liggett's Senior Secured Notes (the "Liggett Notes") require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and Liggett's revolving credit facility (the "Facility") expires on March 8, 1998 unless extended by its lenders. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett is currently in negotiations with its note holders to restructure the terms of the Liggett Notes and, with its lenders, to extend the Facility, there are no commitments to restructure the Liggett Notes or to extend the Facility at this time, and no assurances can be given in this regard. In conjunction with these discussions, the Company is also engaged in negotiations with the principal holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain related modifications to the terms of such debt.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      Pending completion of the negotiations, BGLS and Liggett have postponed making the interest payments of approximately $18,338 for the BGLS Notes due on July 31, 1997 and approximately $9,700 for the Liggett Notes due on August 1, 1997. The indentures governing the BGLS Notes and the Liggett Notes provide for a 30-day grace period before the failure to pay interest will be an event of default.

      The failure to pay interest on the Liggett Notes would permit Liggett's lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and Liggett's management currently anticipates that they will continue to do so, no assurances can be given in this regard. If Liggett is unable to restructure the terms of the Liggett Notes, extend the Facility, or otherwise make all payments thereon within the applicable grace periods, substantially all of Liggett's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern.

      BOL is in the process of constructing a new tobacco factory and is actively pursuing various potential financial alternatives related thereto. (Refer to Note 5.)

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact of the implementation of SFAS 131.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2.    INVESTMENT IN NEW VALLEY CORPORATION

      The Company's and BGLS' investment in New Valley at June 30, 1997 is summarized below:

                                                                                        UNREALIZED
                                        NUMBER OF         FAIR         CARRYING          HOLDING
                                          SHARES         VALUE          AMOUNT             LOSS
                                       ----------        --------       --------       --------
   Class A Preferred Shares .....        618,326         $ 57,504       $ 57,504       $(12,412)
   Class B Preferred Shares .....        250,885            1,254          1,254           (600)
   Common Shares ................      3,989,710(A)         3,990        (58,758)
                                                         --------       --------       --------
                                                         $ 62,748       $              $(13,012)
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

   At June 30, 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. The Company's investment is represented by 618,326 Class A Preferred Shares (57.7%), 3,989,710 Common Shares (41.7%) (giving effect to a one-for-twenty reverse stock split by New Valley in July
   1996) and 250,885 Class B Preferred Shares (9.0%).

   During the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $1,782, along with other New Valley capital transactions of $1,563, for the six months ended June 30, 1996. No such repurchases have been made during the six months ended June 30, 1997. Other New Valley capital transactions charged to equity were $665 for the six months ended June 30, 1997.

   The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

   any time prior to that date, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. On March 13, 1996, New Valley declared a cash dividend of $10.00 per share on its Class A Preferred Shares payable on March 27, 1996. NV Holdings received $6,183 in the distribution. At June 30, 1997, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $139,017 or $129.75 per share.

   Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At June 30, 1997, the accrued and unpaid dividends arrearage on Class B Preferred Shares was $127,266 or $45.60 per share. No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

   Summarized financial information for New Valley as of June 30, 1997 and December 31, 1996 and for the three and six months ended June 30, 1997 and 1996 follows:

                                                               June 30,      December 31,
                                                                1997             1996
                                                              ---------     ------------
      Current assets, primarily cash and marketable
         securities ....................................      $ 114,175       $ 183,720
      Non-current assets ...............................        311,005         222,820
      Current liabilities ..............................        127,130          98,110
      Non-current liabilities ..........................        175,258         170,223
      Redeemable preferred stock .......................        233,531         210,571
      Shareholders' equity (deficit) ...................       (110,739)        (72,364)



                                                                     Three Months Ended              Six Months Ended
                                                                   -----------------------       ----------------------
                                                                   June 30,        June 30,      June 30,      June 30,
                                                                     1997            1996          1997          1996
                                                                   --------       --------       --------      --------
      Revenues ..............................................      $ 24,404       $ 30,449       $ 44,157      $ 62,434
      Costs and expenses ....................................        29,594         35,138         61,519        73,316
      Loss from continuing operations .......................        (4,270)        (4,872)       (15,483)      (10,484)
      (Loss) income from discontinued operations ............          (759)           110            113           838
      Net loss applicable to common shares(A) ...............       (21,779)       (20,408)       (48,100)      (36,475)




   (A) Considers all preferred accrued dividends, whether or not declared, and the excess of carrying value of redeemable preferred shares over cost of shares purchased.

   ACQUISITION OF COMMON SHARES OF BML:

   On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 3.)

   RJR NABISCO HOLDINGS CORP.:

   At June 30, 1997, New Valley held 1,062,650 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $34,270 (cost of $32,574). The unrealized gain on New Valley's investment in RJR Nabisco common stock was $1,696 at June 30, 1997. Based on the

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      market price of RJR Nabisco common stock at August 8, 1997 ($30.625 per share), no amounts are payable by the Company or New Valley under any of its net profit-sharing arrangements with respect to the RJR Nabisco common stock.

3.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      On January 31, 1997, BOL sold all its shares of BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997 with interest at 9%. The consideration received exceeded the carrying value of the Company's investment in BML by $43,700. The Company recognized a gain on the sale in the amount of $21,300. The remaining $22,400 was deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership in New Valley and that a portion of the property sold is subject to a put option held by New Valley. The option allows New Valley, under certain circumstances, to put a portion of the property sold back to the Company at the greater of the appraised fair value of the property at the date of exercise or $13,600. On April 18, 1997, BML sold one of its office buildings, Ducat Place I, to a third party. Accordingly, the Company recognized approximately $1,240 of its deferred gain on the BML sale in the second quarter, 1997.

      On April 28, 1997 and June 30, 1997, New Valley paid BOL $3,500 and $18,000, respectively, representing a portion of the promissory note together with accrued interest thereon. As of June 30, 1997, the balance remaining on the note was $12,000 and is due on December 31, 1997.

      In connection with the sale of its BML shares to New Valley, certain specified liabilities aggregating $40,800, including the Vneshtorgbank loan with a balance of $13,927 at June 30, 1997, remained with BML, and New Valley indemnified the Company and its subsidiaries with respect to any obligation arising from such liabilities.

4.    INVENTORIES

      Inventories consist of:
                                                     June 30,      December 31,
                                                       1997           1996
                                                     --------      ------------
            Finished goods ....................      $ 13,874       $ 15,304
            Work-in-process ...................         4,445          4,435
            Raw materials .....................        30,377         34,002
            Replacement parts and supplies ....         5,208          4,406
                                                     --------       --------
            Inventories at current cost .......        53,904         58,147
            LIFO adjustments ..................        (6,457)        (4,456)
                                                     --------       --------
                                                     $ 47,447       $ 53,691
                                                     ========       ========

      At June 30, 1997, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $13,828 and $3,935, respectively.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                     June 30,     December 31,
                                                       1997           1996
                                                     --------     ------------
            Land and improvements .............      $    455      $    455
            Buildings .........................         6,443        14,205
            Machinery and equipment ...........        50,663        49,401
            Leasehold improvements ............           302           302
            Construction-in-progress ..........         5,946        46,966
                                                     --------      --------
                                                       63,809       111,329
            Less accumulated depreciation .....        32,204        31,047
                                                     --------      --------
                                                     $ 31,605      $ 80,282
                                                     ========      ========

      On May 6, 1997, Liggett-Ducat Tobacco Ltd., a subsidiary of Liggett-Ducat, entered into two contracts for construction of a new tobacco factory on the outskirts of Moscow which provide for payments of $1,700 over a three-month period ending July 1997 and of $18,760 payable over a twelve-month period ending July 1998. In addition, a pre-construction payment of $520 was paid in April 1997.

6.    INCOME TAXES

      The provision for taxes for the six months ended June 30, 1997 and 1996 does not bear the customary relationship to the pretax loss/income for the Company and BGLS due principally to the effects of taxes provided for foreign operations and an increase in the valuation allowance related to deferred tax assets.


7.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                              June 30,    December 31,
                                                                                1997         1996
                                                                             --------     -----------
            15.75% Series B Senior Secured Notes due 2001,
                net of unamortized discount of $1,326 and $1,511 ......      $231,538      $231,353
            14.500% Subordinated Debentures due 1998 ..................           800           800
            Notes payable - Foreign ...................................         5,755        22,668
            Other .....................................................         1,240         2,425

            Liggett:
            11.500% Senior Secured Series B Notes due 1999, net of
                unamortized discount of $302 and $424 .................       112,310       119,688
            Variable Rate Series C Senior Secured Notes due 1999 ......        32,279        32,279
            Revolving credit facility .................................        29,026        24,272
                                                                             --------      --------

            Total notes payable and long-term debt ....................       412,948       433,485

            Less current maturities ...................................        70,695        55,242
                                                                             --------      --------

            Amount due after one year .................................      $342,253      $378,243
                                                                             ========      ========


      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At June 30, 1997,

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      $209 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate (8.25%), bore a rate of 9.75% at March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility requires Liggett's compliance with certain financial and other covenants. The Facility also limits the amount of cash dividends and distributions by Liggett and imposes requirements with respect to Liggett's adjusted net and working capital. In January 1997, the Facility was extended for one year. The Facility is classified as short-term at June 30, 1997, since it is due on March 8, 1998, unless extended by the lender. No assurances can be given that the Facility will be further extended.

      During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility. This violation occurred during February 1997 when $37,500 of the Liggett Notes were reclassified from long-term to current as a result of the February 1, 1998 mandatory redemption requirement of such Notes. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000 (as computed in accordance with the agreement); (iii) the maximum permitted adjusted net worth deficit was increased to $180,000 (as computed in accordance with the agreement); and
      (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

      LIGGETT 11.500% SENIOR SECURED SERIES B NOTES DUE 1999:

      On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Notes referred to below require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett Series B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding inventories and receivables. Eve Holdings Inc. is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

      FOREIGN LOANS:

      On January 31, 1997, in connection with the sale of BML shares to New Valley, the Russian bank loan in the amount of $20,419 remained with BML (refer to Note 3). The Company is a guarantor on lines of credit opened by BOL during the first quarter 1997 with two Russian banks in total amount of $4,000. These lines of credit are collateralized by accounts receivable, inventory and equipment.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




      At June 30, 1997, the balance outstanding was $3,250. Interest on such lines of credit is currently 23%. The lines of credit expire in August and September 1997.

      SUBSEQUENT EVENT:

      As discussed above, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and the Facility expires on March 8, 1998 unless extended by Liggett's lenders. Liggett is currently in negotiations with its note holders to restructure the Liggett Notes and, with its lenders, to extend the Facility. In conjunction with these discussions, the Company is also engaged in negotiations with the principal holders of the BGLS Notes with respect to certain related modifications to the terms of such debt.

      Pending completion of the negotiations, BGLS and Liggett have postponed making the interest payments due on July 31, 1997 on the BGLS Notes and on August 1, 1997 on the Liggett Notes, respectively. The indentures governing the BGLS Notes and the Liggett Notes provide for a 30-day grace period before the failure to pay interest will be an event of default. The failure to pay interest on the Liggett Notes would permit the lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and Liggett's management currently anticipates that they will continue to do so, no assurances can be given in this regard. For information concerning Liggett's substantial near-term debt service requirements and other related matters, refer to Note 1.

8.    STOCK COMPENSATION

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

9.    RELATED PARTY TRANSACTIONS

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


10.   RESTRUCTURING CHARGES

      During the first six months of 1997, Liggett reduced its headcount by 114 full-time positions and recorded a $1,831 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. Approximately $285 in restructuring charges will be funded in subsequent years. Liggett expects to continue its cost reduction programs.

11.   CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: Individual Actions, Class Actions and Attorneys General Actions, although recently several actions have been commenced on behalf of other interest groups. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

      INDIVIDUAL ACTIONS. As of June 30, 1997, there were 145 cases pending against Liggett where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 57 are pending in the State of Florida, 43 are pending in the State of New York and 17 are pending in the State of Texas. The balance of individual cases are pending in 14 states.

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption. Several representative cases are described below.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      On June 24, 1992, in an action entitled CIPOLLONE V. LIGGETT GROUP INC., ET AL., the United States Supreme Court issued an opinion concluding that the Federal Cigarette Labeling and Advertising Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act") did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

      On March 27, 1987, an action entitled ROGERS V. LIGGETT GROUP INC. ET AL., Superior Court, Marion County, Indiana, was filed against Liggett and others. The plaintiff sought compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996 and, on August 23, 1996, the jury returned a verdict in favor of the defendants. This verdict is currently on appeal.

      On May 12, 1992, an action entitled CORDOVA V. LIGGETT GROUP INC., ET AL., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council on Tobacco Research ("CTR") and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. On June 5, 1997, Liggett settled this matter.

      On September 10, 1993, an action entitled SACKMAN V. LIGGETT GROUP INC., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiff's fraud and breach of warranty claims, but, on June 9, 1997 denied Liggett's Motion for Summary Judgment on plaintiffs' conspiracy claim. On June 27, 1997, the magistrate issued an order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims. The other cigarette manufacturers and the CTR are appealing the order.

      In February 1995, an action entitled CARTER, ET AL. V. THE AMERICAN TOBACCO COMPANY, ET AL., Superior Court for the State of Florida, Duval County, was filed against Liggett and others. Plaintiff sought compensatory damages, including, but not limited to, reimbursement for medical costs. Both American Tobacco and Liggett were subsequently dismissed from this action. On August 9, 1996, a jury returned a verdict against the remaining defendant, Brown & Williamson Tobacco Corporation ("B&W"), in the amount of $750. The court also awarded plaintiff's attorney's fees in the amount of $1,785. B&W has appealed this verdict.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      CLASS ACTIONS. As of June 30, 1997, there were 29 actions pending, which have either been certified as a class or are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and WALKER, ET AL. V. LIGGETT GROUP INC., ET AL. have been settled, subject to court approval. These two settlements are more fully discussed below under the "Attorneys General Actions" section.

      On October 31, 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. The trial in this action commenced on June 2, 1997 and is currently in progress.

      On March 25, 1994, an action entitled CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY INC., ET AL., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. The District Court granted plaintiffs' motion for class certification.

      On March 12, 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation. Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the CASTANO suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

      On March 14, 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within 30 days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party.

      ATTORNEYS GENERAL ACTIONS. As of June 30, 1997, 32 Attorneys General actions were filed and served on Liggett and the Company. As more fully discussed below, Liggett has reached settlements in 25 of these actions. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by tobacco products. The claims asserted in these Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      On May 23, 1994, an action entitled MOORE, ATTORNEY GENERAL, EX REL STATE OF MISSISSIPPI V. THE AMERICAN TOBACCO COMPANY, ET AL., Chancery Court of Jackson County, Mississippi, was commenced against Liggett and others seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. In May 1994, the State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). On February 21, 1995, the State of Florida commenced an action pursuant to this statutory scheme. The Florida Medicaid trial has recently commenced. See "Settlements", below. Legislation similar to that enacted in Florida has been introduced in the Massachusetts and New Jersey legislatures.

      SETTLEMENTS. On March 15, 1996, in addition to the CASTANO settlement discussed above, the Company and Liggett entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Mississippi, West Virginia and Massachusetts. The settlement with the Attorneys General releases the Company and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

      Under the Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

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

      On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, settlements were entered into with several other Attorneys General. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the Attorneys General and, upon court approval, the nationwide class.

      As of June 30, 1997, settlements with 25 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. Other states have either recently filed Medicaid recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

      The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. The WALKER court

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class.

      In the FLETCHER action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, such court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements.

      Pursuant to the settlements, the Company and Liggett agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. The Company and Liggett agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible IN CAMERA review. Additionally, under similar protective conditions, the Company and Liggett agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

      Under the terms of the new settlement agreements, Liggett will pay, on an annual basis, 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

      Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any future adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25,000. Both the Attorneys General and the nationwide class have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

      The Company and Liggett are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such a plan should be no more onerous than under these new settlements. See "Other Matters", below.

      IMMINENT TRIALS. Although trial schedules are subject to change, the next individual cases scheduled for trial, where Liggett is a defendant, are WESTMORELAND V. LIGGETT GROUP INC., ET AL., United States District Court, Middle District of Florida, Tampa Division, and SACKMAN, both of which are scheduled for trial in October, 1997. There are two other individual cases scheduled for trial in 1997. In addition to the BROIN trial currently in progress, there is one other class action scheduled for trial in 1997, ENGLE, ET AL. V. R. J. REYNOLDS TOBACCO COMPANY, ET AL.

      OTHER MATTERS. On June 20, 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

      On March 20, 1997, RJR, Philip Morris, B&W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing the Company and Liggett and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by the Company and Liggett. On June 5, 1997, the North Carolina Supreme Court denied Liggett's Motion to Stay the case pending appeal. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

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

      In March 1996, Liggett received a subpoena from a Federal grand jury sitting in the Southern District of New York. Documents have been produced in response to the subpoena. The Company understands that this investigation has been transferred to the main office of the United States Department of Justice. In addition, in May 1996, Liggett was served with a subpoena by a grand jury sitting in the District of Columbia, to which Liggett has responded by producing documents. Liggett was also served with a subpoena from the District of Columbia grand jury in July, 1997. Liggett is in the process of responding to that subpoena. The Company and Liggett are unable, at this time, to predict the outcome of these investigations.

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

      Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against the Company or Liggett. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. The Company is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

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

      LEGISLATION AND REGULATION:

      On August 28, 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Attorneys General settlements above.

      In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. On February 7, 1997, the United States District Court for the District of Massachusetts denied an attempt to block the new legislation on the ground that it is preempted by federal law. The Company and Liggett support this proposed legislation.

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

      On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

      In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

      In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

      As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002.

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



12.   SALES OF ASSETS

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
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this report. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. The Company holds an equity interest in New Valley Corporation ("New Valley") through NV Holdings.


         On January 31, 1997, BOL sold its interest in BrookeMil Ltd. ("BML"), a real estate investment company doing business in Russia, to New Valley. See Note 3 to the Company's Consolidated Financial Statements.


         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco for the six months ended June 30, 1997 and tobacco and real estate for the six months ended June 30, 1996.


RECENT DEVELOPMENTS

         NEW VALLEY. As of June 30, 1997, New Valley held 1,062,650 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $34,270 (cost of $32,574). New Valley's unrealized gain on its investment in RJR Nabisco common stock was $1,696 at June 30, 1997. For information concerning the acquisition of BML by New Valley, see "BOL" below.

         BOL. On January 31, 1997, New Valley acquired from BOL 10,483 shares (99.1%) of common stock of BML for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of New Valley (the "Note"). The
Note is collateralized by the BML Shares. During the second quarter 1997, New Valley paid $21,500 to BOL. The remaining balance on the note is $12,000 and is due on December 31, 1997. The Company recognized a gain of $21,300 on the sale in the first quarter, 1997. On April 18, 1997, BML sold one of its office buildings to a third party. Accordingly, the Company recognized approximately $1,240 of the deferred gain. See Note 3 to the Company's Consolidated Financial Statements.

         LIGGETT. In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett is further reducing its salaried, hourly and part-time headcount by a total of 273 positions (35%) over an eight-month transition period.

         On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty for $2,200. The Company recognized a gain of $1,531.

         NEGOTIATIONS WITH NOTE HOLDERS. Liggett is engaged in negotiations with a committee composed of a majority of its note holders with respect to a restructuring of the terms of Liggett's Senior Secured Notes (the "Liggett Notes") and, with its lenders, to extend its revolving credit facility (the "Facility"). In conjunction with these discussions, the Company is also engaged in negotiations with the principal holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain related modifications to the terms of such debt. Pending completion of the negotiations, BGLS and Liggett have postponed making the interest payments due on July 31, 1997 on the BGLS Notes and on August 1, 1997 on the Liggett Notes.

         With respect to Liggett's near-term debt service requirements and related matters, refer to "Capital Resources and Liquidity" below.

      NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact of the implementation of SFAS 131.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. On March 7, 1997, R. J. Reynolds Tobacco Company ("RJR") initiated another list price increase on all brands of $.40 per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B&W"), Lorillard Tobacco Company ("Lorillard") and Liggett have matched this increase, and, on March 21, 1997, Philip Morris Incorporated ("Philip Morris") announced a price increase of $.50 per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of June 30, 1997, there were 145 individual suits, 29 class actions or actions where class certification has been sought and 32 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant and has been served. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that the Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 11 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

         The claims asserted in the Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         SETTLEMENTS. On March 12, 1996, Liggett, together with the Company, entered into an agreement to settle the CASTANO class action tobacco litigation, and on March 15, 1996, Liggett, together with the Company, entered into an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states. Liggett and the Company, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed FDA regulations and to phase in compliance with certain of the proposed interim FDA regulations.

         Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the CASTANO suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

         On March 14, 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within 30 days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party.

         Under the Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

         On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, settlements were entered into with several other Attorneys General. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and the Company, and upon court approval, the nationwide class.

         As of June 30, 1997, settlements with 25 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. Other states have either recently filed Medicaid recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

         The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. The WALKER court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class.

         In the FLETCHER action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements.

         Pursuant to the settlements, the Company and Liggett agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. The Company and Liggett agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible IN CAMERA review. Additionally, under similar protective conditions, the Company and Liggett agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

         Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett agreed to phase in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

         Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any future adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25,000. Both the Attorneys General and the nationwide class agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

         The Company and Liggett are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such a plan should be no more onerous than under these new settlements. See "Other Matters" below.

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement and no additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. See the discussions of the tobacco litigation settlements appearing in Note 11 to the Company's Consolidated Financial Statements.

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, congress and various public interest groups. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

         REVENUES. Total revenues were $96,593 for the three months ended June 30, 1997 compared to $125,213 for the three months ended June 30, 1996. This 22.9% decrease in revenues was primarily due to a $35,144 or 31.0% decrease in revenues at Liggett reflecting a 38.3% decrease in Liggett's overall unit sales volume, partially offset by an increase of $8,463 or 84.7% over the same period in 1996 in tobacco revenues and an increase of 39.5% in overall unit sales volume at Liggett-Ducat. (See also "Recent Developments in the Cigarette Industry-Pricing Activity" for a discussion of the March 1997 price increase). The decline in overall units sales volume of 38.3% at Liggett was comprised of declines within the premium segment of 32.9% and discount segment (which includes generic, control label and branded discount products) of 36.2%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The increase in tobacco revenues at Liggett-Ducat is attributable to increased unit sales volume of 39.5% and significant net price increases. The increase in tobacco revenues at Liggett-Ducat is offset by a decline in real estate revenues of $668 due to the sale of the BML Shares.


         GROSS PROFIT. Gross profit was $45,642 for the three months ended June 30, 1997 compared to $61,691 for the three months ended June 30, 1996, a decrease of $16,049 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percentage of revenues decreased 2.0% when compared to the same period in the prior year. Liggett's gross profit as a percentage of revenues (excluding federal excise taxes) for the period decreased to 71.1% compared to 72.5% in the same period in the prior year. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 list price increase discussed above. See "Recent Developments in the Cigarette Industry".

         EXPENSES. Selling, general and administrative expenses were $39,715 for the three months ended June 30, 1997 compared to $58,264 for the same period last year. The decrease of $18,549 is due primarily to lower promotion, marketing and administrative expenses at Liggett partially offset by restructuring charges of $70 and higher legal expenses at Liggett.

         OTHER INCOME (EXPENSE). Interest expense was $15,499 for the three months ended June 30, 1997 compared to $15,457 for the same period last year.

         Equity in earnings of affiliate was a loss of $5,841 for the three months ended June 30, 1997 compared to a loss of $1,306 for the three months ended June 30, 1996 and relates primarily to the decline in market value of the New Valley Class A Preferred Shares and to New Valley's net loss of $5,029 compared to its net loss of $4,762 in 1996.

         Interest expense and loss in equity of affiliate were partially offset by the sale of assets of $1,065, primarily recognition of the deferred gain on Ducat Place I which was sold to a third party by BML on April 18, 1997.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

         REVENUES. Total revenues were $176,598 for the six months ended June 30, 1997 compared to $215,729 for the six months ended June 30, 1996. This 18.1% decrease in revenues was primarily due to a $47,331 or 24.7% decrease in revenues at Liggett reflecting a 31.5% decrease in Liggett's unit sales volume, partially offset by an increase of $11,774 or 58.0% over the same period in 1996 in tobacco revenues and an increase of 24.8% in overall unit sales volume at Liggett-Ducat. The decline in overall units sales volume of 31.5% at Liggett was comprised of declines within the premium segment of 24.8% and discount segment (which includes generic, control label and branded discount products) of 30.6%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The increase in tobacco revenues at Liggett-Ducat is attributable to increased unit sales volume of 24.8% and significant net price increases. The increase in tobacco revenues at Liggett-Ducat is offset by a decline in real estate rental revenues of $1,116 due to the sale of the BML Shares.

         GROSS PROFIT. Gross profit was $83,802 for the six months ended June 30, 1997 compared to $105,159 for the six months ended June 30, 1996, a decrease of $21,357 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percentage of revenues decreased 1.3% when compared to the same period in the prior year. Liggett's gross profit as a percentage of revenues (excluding federal excise taxes) for the period decreased to 71.9% compared to 73.0% in the same period in the prior year. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 list price increase. See "Recent Developments in the Cigarette Industry".

         EXPENSES. Selling, general and administrative expenses were $77,037 for the six months ended June 30, 1997 compared to $103,156 for the same period last year. The decrease of $26,119 is due primarily to lower promotion, marketing and administrative expenses at Liggett due primarily to the decline in unit sales volume discussed above partially offset by restructuring charges of $1,831 and higher legal expenses at Liggett.

         OTHER INCOME (EXPENSE). Interest expense was $30,966 for the six months ended June 30, 1997 compared to $30,234 for the same period last year.

        Equity in earnings of affiliate was a loss of $14,398 for the six months ended June 30, 1997 compared to a loss of $2,883 for the six months ended June 30, 1996 and relates to the decline in market value of the Class A Preferred Shares and to New Valley's net loss of $15,370 in 1997 compared to its net loss of $9,646 in 1996.

        Interest expense and loss in equity of affiliate were offset by the gain on sale of assets, which includes the sale of the BML shares and surplus realty at Liggett, and proceeds from a legal settlement. See Notes 3, 11 and 12 to the Company's Consolidated Financial Statements.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $17,608 and $1,036 for the six months ended June 30, 1997 and 1996, respectively. Net cash used in operations for the six months ended June 30, 1997 was $20,003 compared to net cash used in operations of $735 for the comparable period of 1996, due to a net loss of $7,736, an increase in receivables of $32,498 resulting from the sale of the BML shares to New Valley, a decrease in accounts payable and accrued expenses of $21,564. These items were offset by a decrease in trade receivables at Liggett due to declining sales volume, equity in loss of affiliate of $14,398 and the impact of the deferred gain on the sale of the BML shares of approximately $22,000.

         Cash provided by investing activities of $39,592 for the period ended June 30, 1997 includes principally cash of $43,000 received in the sale of the BML shares to New Valley and net cash received in the sale of certain of Liggett's surplus realty to Blue Devil Ventures. Cash received was offset by capital expenditures of $3,653 at Liggett and BOL. Capital expenditures include $1,086 and $2,567 for real estate development at BOL and for equipment modernization at Liggett, respectively. Cash used in investing activities of $4,573 for the six months ended June 30, 1996 includes capital expenditures of approximately $12,200 for real estate development at BOL and $2,500 for equipment modernization at Liggett. Capital expenditures were offset by dividends received on the New Valley Class A Preferred Shares of $6,183 or $10.00 per share and proceeds from the sale of certain surplus realty at Liggett.

         Cash used in financing activities was $1,981 for the six months ended June 30, 1997 compared to cash provided of $6,344 for the same period in 1996. Proceeds from financing activities primarily include proceeds at BOL from credit lines of $3,250 and net borrowings under Liggett's Facility of $4,754. These proceeds were offset by repayments on debt including principally the required repurchase of $7,500 face amount of the Liggett Notes on February 1, 1997 at a net gain of $2,963. Distributions on common stock include distributions declared in the fourth quarter 1996 which were paid in January 1997 and distributions declared and paid in March and June 1997. Proceeds from debt in the same period in 1996 include the private placement of BGLS' Series A Notes (later exchanged for Series B Notes) for net cash proceeds of $6,065, borrowings by BOL for real estate development of $8,454 and borrowings of $6,000 by Liggett and BOL under their revolving credit facilities. These transactions were primarily offset by the redemption for approximately $6,237 of BGLS' 16.125% Senior Subordinated Reset Notes including premium and accrued interest thereon, and distributions to the Company's shareholders of $2,775.

      LIGGETT. Liggett had a net capital deficiency of $178,660 as of June 30, 1997, is highly leveraged and has substantial near-term service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of recent tobacco litigation settlements, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. Consequently, Liggett could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes indenture, or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

      Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and the Facility expires on March 8, 1998 unless extended by its lenders. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett is currently in negotiations with its note holders to restructure the terms of the Liggett Notes and, with its lenders, to extend the Facility, there are no commitments to restructure the Liggett Notes or to extend the Facility at this time, and no assurances can be given in this regard. In conjunction with these discussions, the Company is also engaged in negotiations with the principal holders of the BGLS Notes with respect to certain related modifications to the terms of such debt. Pending completion of the negotiations, both BGLS and Liggett have postponed making the interest payments of approximately $18,338 for the BGLS Notes due on July 31, 1997 and approximately $9,700 for the Liggett Notes due on August 1, 1997. The indentures governing the BGLS Notes and the Liggett Notes provide for a 30-day grace period before the failure to pay interest will be an event of default.

      The failure to pay interest on the Liggett Notes would permit Liggett's lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and Liggett's management currently anticipates that they will continue to do so, no assurances can be given in this regard. If Liggett is unable to restructure the terms of the Liggett Notes, extend the Facility, or otherwise make all payments thereon within the applicable grace periods, substantially all of Liggett's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. At June 30, 1997, $28,767 was outstanding and $209 was available under the Facility based on eligible collateral. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.75% at March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0% for the quarter ended June 30, 1997. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement). The Facility is classified as short-term at June 30, 1997, since it is due on March 8, 1998, unless extended by the lender. As discussed above, Liggett is currently in negotiations to extend the Facility.

         During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Liggett Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the Liggett Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000 (as computed in accordance with the agreement); (iii) the maximum permitted adjusted net worth deficit, as defined, was increased to $180,000 (as computed in accordance with the agreement); and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

         In February 1997, Liggett purchased $7,500 of Series B Notes using revolver availability and credited such Notes against the 1997 mandatory redemption requirement. Liggett recorded a net gain of $2,963 for this transaction in the first quarter, 1997. Current maturities of both the Liggett Notes and the Facility of approximately $74,000 contribute substantially to the working capital deficit of $78,481 at June 30, 1997.

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

         BGLS. At June 30, 1997, BGLS' long-term debt was approximately $233,000. See "Liggett" above for a discussion of certain recent developments with respect to the BGLS Notes. BGLS or its affiliates may, from time to time, based on current market conditions, purchase Liggett Notes in the open market or in privately negotiated transactions.

         BOL. As discussed in "Recent Developments," on January 31, 1997, BOL sold its 99.1% interest in BML to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, of which $21,500 was paid during the second quarter 1997. The remaining balance of $12,000 is due on December 31, 1997.

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

         THE COMPANY. As a result of the 1995 debt exchange offer, the redemption of the Reset Notes in 1996, the sale of the BML shares to New Valley in January 1997 and the redemption of $7,500 of the Liggett Notes on February 1, 1997, the Company decreased its scheduled near-term debt maturities to approximately $74,000 due in the year 1998; at June 30, 1997, substantially all of this debt relates to Liggett. In addition, Liggett has a payment due at maturity of the Liggett Notes on February 1, 1999 of $107,400. The BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At June 30, 1997, the remaining amount available through December 31, 1997 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $7,801. In March 1997, the Company provided for its quarterly dividend of $1,395 with proceeds from the legal settlement received in January 1997. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1997 for current operations include debt service estimated at $36,800, dividends on the Company's shares (currently at an annual rate of approximately $5,500) and corporate expense. The Company anticipates funding 1997 current operations with the proceeds from the sale of BML, management fees and other payments from subsidiaries of approximately $5,000 and the proceeds from the legal settlement of $4,100. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, proceeds from the sale of certain assets, additional public or private debt and/or equity financing and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's cigarette operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency and recent losses from continuing operations. See "Capital Resources and Liquidity" for a discussion of certain matters which raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. The Indenture for the BGLS Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                                     PART II
                                OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         Reference is made to information entitled "Contingencies" in Note 11 to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. (collectively, the "Companies") included elsewhere in this report on Form 10-Q.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 1997, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,072,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares"), and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"):
         (1) $139.0 million or $129.75 per Class A Share; and (2) $127.3 million or $45.60 per Class B Share.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the second quarter of 1997, the Company submitted the following matter to a vote of security-holders at its Annual Meeting of Stockholders held on June 2, 1997 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         The sole matter voted upon at the Annual Meeting was the election of three (3) directors and the following is a tabulation of the results:

         Total shares of Common Stock outstanding as of April 28, 1997 (the record date) - 18,097,096

         Total shares of Common Stock voted in person or by proxy - 17,415,378

                             Election of Directors:

                                                 FOR              WITHHOLD

               Bennett S. LeBow               17,727,829           86,884
               Robert J. Eide                 17,727,829           88,890
               Jeffrey S. Podell              17,727,829           86,884

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                  10.1 Class Settlement Agreement, dated May 15, 1997, by and between the named and representative plaintiff in EARL WILLIAM WALKER, ET AL. V. LIGGETT GROUP INC. ET AL., for himself and on behalf of the plaintiff settlement class, and Brooke Group Ltd. and Liggett Group Inc.

                  27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only)

                  27.2 BGLS Inc.'s Financial Data Schedule (for SEC use only)

                  99.1 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly period ended June 30, 1997.

                  99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly period ended June 30, 1997.

                  99.3 Brooke (Overseas) Ltd.'s Interim Consolidated Financial Statements for the quarterly period ended June 30, 1997.

                  99.4 New Valley Holdings, Inc.'s Interim Consolidated Financial Statements for the quarterly period ended June 30, 1997.


           (b)    REPORTS ON FORM 8-K

                  During the second quarter of 1997, the following current reports on Form 8-K were filed:


      REGISTRANT(S)            DATE OF REPORT          ITEM(S)           FINANCIAL STATEMENTS
      -------------            --------------          -------           --------------------
1.  Brooke Group Ltd.           June 11, 1997            5, 7                    None
    BGLS Inc.

2.  Brooke Group Ltd.          April 14, 1997             7                      None


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       BROOKE GROUP LTD.
                                       (REGISTRANT)

                                       By: /s/ Joselynn D. Van Siclen
                                           ------------------------------------
                                           Joselynn D. Van Siclen
                                           Vice President and Chief
                                              Financial Officer

Date:  August 19, 1997




                                       BGLS INC.
                                       (REGISTRANT)

                                       By: /s/ Joselynn D. Van Siclen
                                           ------------------------------------
                                           Joselynn D. Van Siclen
                                           Vice President and Chief
                                              Financial Officer

Date:  August 19, 1997