Form 10-Q
period 1997-09-30
BROOKE GROUP LTD; BGLS INC
filed 1997-11-17
CIK 59440, 927388

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                    ---------

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


                                    ---------


         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90
days. Yes [X]    No [ ]

         Explanatory Note: BGLS Inc. is required to file all reports required by
Section 13 or 15(d) of the Exchange Act in connection with its 15.75% Series B Senior Secured Notes due 2001.

         At November 10, 1997, Brooke Group Ltd. had 18,097,096 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.



================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                            Page
                                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:

   Brooke Group Ltd. Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996.............................................................................       2

   BGLS Inc. Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996.............................................................................       3

   Brooke Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 1997 and September 30, 1996...............................................       4

   BGLS Inc. Consolidated Statements of Operations for the three and nine months ended
         September 30, 1997 and September 30, 1996.....................................................       5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the nine
         months ended September 30, 1997...............................................................       6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the nine months
         ended September 30, 1997......................................................................       7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and September 30, 1996.....................................................       8

   BGLS Inc. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and September 30, 1996.....................................................       9

   Notes to Consolidated Financial Statements..........................................................      10

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................      27


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................      38

Item 3. Defaults Upon Senior Securities................................................................      38

Item 6. Exhibits and Reports on Form 8-K...............................................................      38

SIGNATURE .............................................................................................      40

Item 1.  Consolidated Financial Statements

                        BROOKE GROUP LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             September 30,     December 31,
                                                                                 1997              1996
                                                                            ---------------- -----------------
ASSETS:
Current assets:
    Cash and cash equivalents...........................................       $  2,361         $  1,941
    Accounts receivable - trade.........................................         11,539           19,475
    Other receivables...................................................            734            1,217
    Receivables from affiliates.........................................         12,050               47
    Inventories.........................................................         41,360           53,691
    Other current assets................................................          3,844            4,181
                                                                               --------         ---------
        Total current assets............................................         71,888           80,552

Property, plant and equipment, at cost, less accumulated
    depreciation of $32,237 and $31,047.................................         36,720           80,282
Intangible assets, at cost, less accumulated amortization
    of $18,837 and $17,457..............................................          3,071            4,421
Investment in affiliate.................................................                           3,051
Other assets............................................................         10,209            9,371
                                                                               --------         --------
        Total assets....................................................       $121,888         $177,677
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt...................      $  38,245         $ 55,242
  Accounts payable......................................................          9,117           32,461
  Due to affiliates.....................................................                             990
  Dividends payable.....................................................                           1,387
  Cash overdraft........................................................          2,395                6
  Accrued promotional expenses..........................................         31,372           30,257
  Accrued taxes payable.................................................         19,518           26,379
  Accrued interest......................................................         25,121           24,354
  Other accrued liabilities.............................................         25,623           33,387
                                                                               --------         --------
    Total current liabilities...........................................        151,391          204,463

Notes payable, long-term debt and other obligations, less current portion       370,973          378,243
Noncurrent employee benefits............................................         34,630           31,256
Other liabilities.......................................................         28,005           18,704

Commitments and contingencies...........................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares...................................................
  Series G Preferred Stock, 2,184,834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share...........................
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued
    24,998,043 shares, outstanding 18,097,096
    and 18,497,096 shares...............................................          1,850            1,850
  Additional paid-in capital............................................         90,020           94,169
  Deficit...............................................................       (512,229)        (490,706)
  Other.................................................................         (8,613)         (27,963)
  Less:  6,900,947 and 6,500,947 shares of common stock in
          treasury, at cost.............................................        (34,139)         (32,339)
                                                                               --------         --------
      Total stockholders' equity (deficit)..............................       (463,111)        (454,989)
                                                                               --------         --------

      Total liabilities and stockholders' equity (deficit)..............       $121,888         $177,677
                                                                               ========         ========


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 September 30,      December 31,
                                                                                      1997              1996
                                                                                --------------------------------
ASSETS:

Current assets:
  Cash and cash equivalents.................................................       $   2,323         $   1,940
  Accounts receivable - trade...............................................          11,539            19,475
  Other receivables.........................................................             693             1,166
  Receivables from affiliates...............................................          13,546                47
  Inventories...............................................................          41,360            53,691
  Other current assets......................................................           3,518             3,878
                                                                                   ---------         ---------
      Total current assets..................................................          72,979            80,197

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $31,845 and $30,762.......................................................          36,517            79,972
Intangible assets, at cost, less accumulated
  amortization of $18,837 and $17,457.......................................           3,071             4,421
Investment in affiliate.....................................................                             3,051
Other assets................................................................          13,452            10,467
                                                                                   ---------         ---------
      Total assets..........................................................       $ 126,019         $ 178,108
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt.......................       $  37,896         $  53,945
  Accounts payable..........................................................           8,992            32,336
  Cash overdraft............................................................           2,395                 6
  Due to parent.............................................................          23,636            29,598
  Accrued promotional expenses..............................................          31,372            30,257
  Accrued taxes payable.....................................................          19,518            26,379
  Accrued interest..........................................................          25,121            24,354
  Other accrued liabilities.................................................          25,580            32,861
                                                                                   ---------         ---------
      Total current liabilities.............................................         174,510           229,736

Notes payable, long-term debt and other obligations, less current portion...         370,973           378,243
Noncurrent employee benefits................................................          34,630            31,256
Other liabilities...........................................................          34,205            21,958

Commitments and contingencies...............................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding..................................................
  Additional paid-in capital................................................          39,080            39,081
  Deficit...................................................................        (522,761)         (499,264)
  Other.....................................................................          (4,618)          (22,902)
                                                                                   ---------         ---------
      Total stockholder's deficit...........................................        (488,299)         (483,085)
                                                                                   ---------         ---------

      Total liabilities and stockholder's equity (deficit)..................       $ 126,019         $ 178,108
                                                                                   =========         =========


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                        BROOKE GROUP LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                               --------------------------- ---------------------------
                                                                   Three Months Ended          Nine Months Ended
                                                               --------------------------- ---------------------------
                                                               Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                                  1997           1996           1997           1996
                                                              -----------    -----------    -----------    -----------

Revenues*.................................................    $   100,308    $   114,635    $   276,906    $   330,364
Cost of goods sold*.......................................         53,045         58,361        145,841        168,931
                                                              -----------    -----------    -----------    -----------

Gross profit..............................................         47,263         56,274        131,065        161,433
Operating, selling and general expenses...................         40,498         55,326        117,535        158,482
                                                              -----------    -----------    -----------    -----------

Operating income..........................................          6,765            948         13,530          2,951

Other income (expenses):
    Interest income.......................................            431             75          1,682            203
    Interest expense......................................        (15,791)       (15,254)       (46,757)       (45,488)
    Equity in loss of affiliate...........................         (7,090)        (4,618)       (21,488)        (7,152)
    Sale of assets........................................                         3,047         23,086          6,745
    Retirement of debt....................................                                        2,963
    Proceeds from legal settlement........................                                        4,125
    Other, net............................................           (257)         3,210            (77)         1,846
                                                              -----------    -----------    -----------    -----------

Loss from continuing operations before income taxes.......        (15,942)       (12,592)       (22,936)       (40,895)
(Benefit) provision for income taxes......................           (248)         1,145            541          1,291
                                                              -----------    -----------    -----------    -----------

Loss from continuing operations...........................        (15,694)       (13,737)       (23,477)       (42,186)
                                                              -----------    -----------    -----------    -----------

Discontinued operations:
Income from discontinued operations.......................            106                           153
                                                              -----------    -----------    -----------    -----------

Net loss..................................................        (15,588)       (13,737)       (23,324)       (42,186)
Proportionate share of New Valley capital transactions,
    retirement of Class A Preferred Shares................                                                       1,782
                                                              -----------    -----------    -----------    -----------

Net loss applicable to common shares......................    $   (15,588)   $   (13,737)   $   (23,324)   $   (40,404)
                                                              ===========    ===========    ===========    ===========

Per common share:

    Loss from continuing operations.......................    $     (0.87)   $     (0.74)   $     (1.29)   $     (2.18)
                                                              ===========    ===========    ===========    ===========
    Loss from discontinued operations.....................    $      0.01    $              $      0.01    $
                                                              ===========    ===========    ===========    ===========
    Net loss applicable to common shares..................    $     (0.86)   $     (0.74)   $     (1.28)   $     (2.18)
                                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding................     18,097,096     18,497,096     18,192,233     18,497,096
                                                              ===========    ===========    ===========    ===========




* Revenues and Cost of goods sold include federal excise taxes of $19,250 and $26,074 for the three months ended September 30, 1997 and 1996, respectively, and $55,263 and $76,758 for the nine months ended September 30, 1997 and 1996, respectively.




                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 -----------------------------------------------------------
                                                                      Three Months Ended             Nine Months Ended
                                                                 -----------------------------------------------------------
                                                                  Sept. 30,      Sept. 30,       Sept. 30,        Sept. 30,
                                                                     1997          1996             1997             1996
                                                                 -----------------------------------------------------------

Revenues* ..................................................      $ 100,308       $ 114,635       $ 276,906       $ 330,364
Cost of goods sold* ........................................         53,045          58,361         145,841         168,931
                                                                  ---------       ---------       ---------       ---------

Gross profit ...............................................         47,263          56,274         131,065         161,433

Operating, selling and general expenses ....................         40,502          54,627         117,159         157,287
                                                                  ---------       ---------       ---------       ---------

Operating income ...........................................          6,761           1,647          13,906           4,146

Other income (expenses):
   Interest income .........................................            431              62           1,670             140
   Interest expense ........................................        (16,750)        (16,245)        (49,542)        (48,308)
   Equity in loss of affiliate .............................         (7,090)         (4,618)        (21,488)         (7,152)
   Sale of assets ..........................................                          3,047          27,663           6,745
   Retirement of debt ......................................                                          2,963
   Other, net ..............................................           (257)            502             (84)         (1,528)
                                                                  ---------       ---------       ---------       ---------

Loss from continuing operations before income taxes ........        (16,905)        (15,605)        (24,912)        (45,957)
(Benefit) provision for income taxes .......................           (248)          4,945             539           5,143
                                                                  ---------       ---------       ---------       ---------

Loss from continuing operations ............................        (16,657)        (20,550)        (25,451)        (51,100)
                                                                  ---------       ---------       ---------       ---------

Discontinued operations:
Income from discontinued operations ........................            106                             153
                                                                  ---------       ---------       ---------       ---------

Net loss ...................................................      $ (16,551)      $ (20,550)      $ (25,298)      $ (51,100)
                                                                  =========       =========       =========       =========



---------------------------------

* Revenues and Cost of goods sold include federal excise taxes of $19,250 and $26,074 for the three months ended September 30, 1997 and 1996, respectively, and $55,263 and $76,758 for the nine months ended September 30, 1997 and 1996, respectively.






                  The accompanying notes are an integral part
                    of the consolidated financial statements

                        BROOKE GROUP LTD. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       ---------------------------------------------------------------------------------------------
                                              Common Stock          Additional
                                       ---------------------------   Paid-In                                  Treasury
                                          Shares        Amount       Capital       Deficit       Other         Stock         Total
                                       ---------------------------------------------------------------------------------------------


Balance, December 31, 1996.........    18,497,096       $1,850       $94,169      $(490,706)   $(27,963)     $(32,339)    $(454,989)

Net loss...........................                                                 (23,324)                                (23,324)

Distributions on common
 stock ($0.225 per share)..........                                   (4,148)                                                (4,148)

Amortization of deferred
 compensation......................                                                               1,066                       1,066

Unrealized holding gain on
 investment in New Valley..........                                                               8,801                       8,801

Effect of New Valley
 capital transactions..............                                                               9,483                       9,483

Settlement of loan.................      (400,000)                                    1,800                    (1,800)
                                      -----------       ------       -------      ---------    --------      --------     ---------

Balance, September 30, 1997........    18,097,096       $1,850       $90,021      $(512,230)   $ (8,613)     $(34,139)    $(463,111)
                                      ===========       ======       =======      =========    ========      ========     =========



                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                             -------------------------------------------------------------------------------
                                                 Common Stock        Additional
                                             ----------------------    Paid-In
                                              Shares      Amount       Capital        Deficit        Other         Total
                                             -------------------------------------------------------------------------------

Balance, December 31, 1996...............       100      $              $39,081      $(499,264)     $(22,902)     $(483,085)

Net loss.................................                                              (25,298)                     (25,298)

Unrealized holding gain on
  investment in New Valley...............                                                              8,801          8,801

Effect of New Valley capital
    transactions.........................                                                              9,483          9,483

Settlement of loan.......................                                                1,800                        1,800
                                               ----      --------       -------      ---------      --------      ---------

Balance, September 30, 1997..............       100      $              $39,081      $(522,762)     $ (4,618)     $(488,299)
                                               ====      ========       =======      =========      ========      =========














                  The accompanying notes are an integral part
                    of the consolidated financial statements

                        BROOKE GROUP LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                ----------------------------------
                                                                                 September 30,     September 30,
                                                                                      1997             1996
                                                                                ----------------- ----------------

  Net cash used in operating activities.....................................      $ (30,511)        $ (22,000)
                                                                                  ---------         ---------

  Cash flows from investing activities:
    Proceeds from sale of businesses and assets, net........................         43,091             8,031
    Investments.............................................................                             (482)
    Capital expenditures....................................................         (9,857)          (24,047)
    Dividends from New Valley...............................................                           24,733
                                                                                  ---------         ---------

  Net cash provided by investing activities.................................         33,234             8,235
                                                                                  ---------         ---------

  Cash flows from financing activities:
    Proceeds from debt......................................................          5,198            19,837
    Repayments of debt......................................................        (10,323)           (8,559)
    Borrowings under revolver...............................................        209,822           265,117
    Repayments on revolver..................................................       (202,881)          255,763
    Increase (decrease) in cash overdraft...................................          1,416            (4,266)
    Distributions on common stock...........................................         (5,535)           (4,162)
    Other, net..............................................................                              (18)
                                                                                  ---------         ---------

  Net cash (used in) provided by financing activities.......................         (2,303)           12,498
                                                                                  ---------         ---------

  Net increase (decrease) in cash and cash equivalents......................            420            (1,267)
  Cash and cash equivalents, beginning of period............................          1,941             3,370
                                                                                  ---------         ---------

  Cash and cash equivalents, end of period..................................      $   2,361         $   2,103
                                                                                  =========         =========



Supplemental non-cash investing and financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes..............                        $  99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes.............                          125,495
  Issuance of Series A Notes for options....................................                              822
  Exchange of Series A Notes for Series B Notes.............................                           99,976
  Issuance of promissory notes for shares of Liggett-Ducat..................                            1,643
  Distribution of MAI shares to stockholders................................
  Promissory note from New Valley...........................................         33,500


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                          Nine Months Ended
                                                                                ------------------------------------
                                                                                  September 30,       September 30,
                                                                                       1997               1996
                                                                                ------------------------------------
Net cash used in operating activities.......................................       $ (36,989)          $ (21,924)
                                                                                   ---------           ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................          43,091               8,031
  Investments...............................................................                                (482)
  Capital expenditures......................................................          (9,857)            (24,047)
  Dividends from New Valley.................................................                              24,733
                                                                                   ---------           ---------
Net cash provided by investing activities...................................          33,234               8,235
                                                                                   ---------           ---------

Cash flows from financing activities:
  Proceeds from debt........................................................           4,723              18,351
  Repayments of debt........................................................          (8,942)             (8,134)
  Borrowings under revolver.................................................         209,822             264,473
  Repayments on revolver....................................................        (202,881)           (254,963)
  Increase (decrease) in cash overdraft.....................................           1,416              (3,761)
  Distributions paid to parent..............................................                              (3,621)
  Other, net................................................................                                 (18)
                                                                                   ---------           ---------

Net cash (used in) provided by financing activities.........................          (4,138)             12,327
                                                                                   ---------           ---------

Net increase (decrease) in cash and cash equivalents........................             383              (1,362)
Cash and cash equivalents, beginning of period..............................           1,940               3,370
                                                                                   ---------           ---------

Cash and cash equivalents, end of period....................................       $   2,323           $   2,008
                                                                                   =========           =========



Supplemental non-cash investing and financing activities:

  Exchange of Series 2 Senior Secured Notes for Series A Notes..............                           $  99,154
  Exchange of 14.50% Subordinated Debentures for Series B Notes.............                             125,495
  Issuance of Series A Notes for options....................................                                 822
  Exchange of Series A Notes for Series B Notes.............................                              99,976
  Forgiveness of debt by parent.............................................                              13,705
  Issuance of promissory notes for shares of Liggett-Ducat..................                               1,643
  Promissory note from New Valley...........................................          33,500



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

         Liggett had net capital and working capital deficiencies of $180,011 and $47,292, respectively, at September 30, 1997, is highly leveraged and has substantial near-term debt service requirements. Further, Liggett's Senior Secured Notes (the "Liggett Notes") require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett has engaged in negotiations with its note holders to restructure the terms of the Liggett Notes, there are no commitments to restructure the Liggett Notes at this time, and no assurances can be given in this regard. In conjunction with these discussions, the Company has also engaged in negotiations with the principal holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain related modifications to the terms of such debt.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


      During such negotiations, BGLS and Liggett postponed making the interest payments of approximately $18,338 for the BGLS Notes due on July 31, 1997 and approximately $9,700 for the Liggett Notes due on August 1, 1997. A Standstill Agreement and Consent (the "Standstill Agreement") was reached on August 28, 1997, as amended, among the holders of more than 83% of the BGLS Notes and BGLS whereby each of such principal holders of the BGLS Notes waived the right to receive on August 29, 1997 its pro rata share of the July 31, 1997 interest payment (in total, $15,340). On August 29, 1997, BGLS made the interest payment on the BGLS Notes to all holders other than the principal holders. Pending completion of the negotiations with the principal holders, such holders have agreed with BGLS that they will be entitled to receive their portion of the July 31, 1997 interest payment only after giving BGLS 20 days' notice but, in any event, by December 10, 1997. On August 29, 1997, Liggett's revolving credit facility (the "Facility") was amended to permit Liggett to borrow an additional $6,000 which was used in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. In November 1997, Liggett's Facility was extended for an additional year until March 8, 1999.

      If Liggett is unable to restructure the terms of the Liggett Notes or otherwise make such payments, substantially all of Liggett's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern.

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


2.       INVESTMENT IN NEW VALLEY CORPORATION

         The Company's and BGLS' investment in New Valley at September 30, 1997 is summarized below:

                                                                      Unrealized
                                 Number of         Fair   Carrying     Holding
                                   Shares         Value    Amount        Loss
                                   ------         -----    ------        ----

   Class A Preferred Shares...    618,326       $56,886   $56,886    $(15,325)
   Class B Preferred Shares...    250,885         1,004     1,004        (251)
   Common Shares..............  3,989,710(A)      3,491   (57,890)
                                                -------   -------    --------
                                                $61,381   $          $(15,576)
                                                =======   =======    ========

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

      At September 30, 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. The Company's investment is represented by 57.7% of the Class A Preferred Shares, 41.7% of the Common Shares and 9.0% of the Class B Preferred Shares.

      During the first quarter of 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $1,782, along with other New Valley capital transactions of $1,563, for the nine months ended September 30, 1996. No such repurchases have been made during the nine months ended September 30, 1997. Other New Valley capital transactions charged to equity were $9,483 for the nine months ended September 30, 1997, which represents the Company's portion of the unrealized gain on investment securities at New Valley.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time prior to that date, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors (the "Board"), payable at the rate of $19.00 per annum. At September 30, 1997, the accrued and unpaid dividends arrearage on the Class A Preferred Shares was $150,871 or $140.81 per share. During the nine months ended September 30, 1996, NV Holdings received $24,733 ($40.00 per share) on the Class A Preferred Shares in dividend distributions. No such dividend distributions have been made in 1997.

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At September 30, 1997, the accrued and unpaid dividends arrearage on Class B Preferred Shares was $133,248 or $47.75 per share. No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

      Summarized financial information for New Valley as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 and 1996 follows:


                                                       September 30,        December 31,
                                                            1997                1996
                                                     ------------------- --------------------

Current assets, primarily cash and marketable
   securities...................................          $140,465             $183,720
Non-current assets..............................           326,368              222,820
Current liabilities.............................           131,593               98,110
Non-current liabilities.........................           194,040              170,223
Redeemable preferred stock......................           245,740              210,571
Shareholders' equity (deficit)..................          (104,540)             (72,364)

                                                    --------------------------- ---------------------------
                                                        Three Months Ended          Nine Months Ended
                                                    --------------------------- ---------------------------
                                                     Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                        1997          1996          1997          1996
                                                    ------------- ------------- ------------- -------------
Revenues   ....................................      $ 26,448       $ 21,276      $ 70,605     $  83,710
Costs and expenses..............................       34,378         28,998        95,897       102,314
Loss from continuing operations.................       (6,830)        (7,105)      (22,313)      (17,589)
Income (loss) from discontinued operations......          256         (5,339)          369        (4,501)
Net loss applicable to common shares(A).........      (24,141)       (27,844)      (72,241)      (64,319)

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

ACQUISITION OF COMMON SHARES OF BML:

On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 3.)

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      RJR NABISCO HOLDINGS CORP.:

      At September 30, 1997, New Valley held 762,650 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $26,216 (cost of $23,378). The unrealized gain on New Valley's investment in RJR Nabisco common stock was $2,838 at September 30, 1997.


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

      During the second quarter 1997, New Valley paid $21,500 to BOL, representing a portion of the promissory note together with accrued interest thereon. As of September 30, 1997, the balance remaining on the note was $12,000, subsequently reduced to $8,500, which is due on or before December 31, 1997.

      In connection with the sale of its BML shares to New Valley, certain specified liabilities aggregating $40,800, including the Vneshtorgbank loan, which was repaid in full during the third quarter, remained with BML, and New Valley indemnified the Company and its subsidiaries with respect to any obligation arising from such liabilities.


4.    INVENTORIES

      Inventories consist of:

                                                                     September 30,       December 31,
                                                                         1997                1996
                                                                   ------------------ -------------------

         Finished goods........................................           $13,108         $15,304
         Work-in-process.......................................             4,178           4,435
         Raw materials.........................................            25,937          34,002
         Replacement parts and supplies........................             4,546           4,406
                                                                          -------         -------
         Inventories at current cost...........................            47,769          58,147
         LIFO adjustments......................................            (6,409)         (4,456)
                                                                          -------         -------
                                                                          $41,360         $53,691
                                                                          =======         =======

         At September 30, 1997, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $12,207 and approximately $23,900, respectively.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                 September 30,     December 31,
                                                     1997              1996
                                                 ------------------------------
         Land and improvements..............       $   455         $    455
         Buildings..........................         6,443           14,205
         Machinery and equipment............        52,294           49,401
         Leasehold improvements.............           302              302
         Construction-in-progress...........         9,463           46,966
                                                   -------         --------
                                                    68,957          111,329
         Less accumulated depreciation......        32,237           31,047
                                                    ------         --------
                                                   $36,720         $ 80,282
                                                   =======         ========

      On May 6, 1997, Liggett-Ducat Tobacco Ltd., a subsidiary of Liggett-Ducat, entered into two contracts for construction of a new tobacco factory on the outskirts of Moscow which provide for payments of $1,700 over a three-month period ending July 1997 and of $18,760 payable over a twelve-month period ending July 1998. In addition, a pre-construction payment of $520 was paid in April 1997.

      On September 9, 1997, BOL entered into a contract to purchase cigarette manufacturing and processing equipment to be used in the new factory for $15,000. $12,750 will be financed by a series of ten promissory notes payable every six months at 6.71% per annum interest with the first note due in 1999. The Company is a guarantor of the notes.

      On September 24, 1997, BOL entered into an additional contract to purchase cigarette manufacturing and processing equipment to be used in the new factory for $12,400, of which $10,500 will be financed by a series of sixty promissory notes payable monthly at 7.5% per annum interest. The first note will be due six months after delivery of the equipment. Delivery is estimated to be completed by September 1998.


6.    INCOME TAXES

      The provision for taxes for the three and nine months ended September 30, 1997 and 1996 does not bear the customary relationship to the pretax loss/income for the Company and BGLS due principally to the effects of taxes provided for foreign operations and an increase in the valuation allowance related to deferred tax assets.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


7.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                          Sept. 30,        December 31,
                                                                             1997              1996
                                                                       ----------------- -----------------

         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $1,233 and $1,511......         $231,631          $231,353
         14.500% Subordinated Debentures due 1998..................              800               800
         Notes payable - Foreign...................................                             22,668
         Other.....................................................              936             2,425

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $254 and $424.................          112,358           119,688
         Variable Rate Series C Senior Secured Notes due 1999......           32,279            32,279
         Revolving credit facility.................................           31,214            24,272
                                                                            --------          --------

         Total notes payable and long-term debt....................          409,218           433,485
         Less current maturities...................................           38,245            55,242
                                                                            --------          --------

         Amount due after one year.................................         $370,973          $378,243
                                                                            ========          ========

      STANDSTILL AGREEMENT-BGLS:

      During negotiations with the BGLS and Liggett note holders, BGLS postponed making the interest payments of approximately $18,338 for the BGLS Notes due on July 31, 1997. (Refer to Note 1.) A Standstill Agreement and Consent (the "Standstill Agreement") was reached on August 28, 1997, as amended, among the holders of more than 83% of the BGLS Notes and BGLS whereby each of such principal holders of the BGLS Notes waived the right to receive on August 29, 1997 its pro rata share of the July 31, 1997 interest payment (in total, $15,340).

      On August 29, 1997, BGLS made the interest payment on the BGLS Notes to all holders other than the principal holders. Pending completion of the negotiations with the principal holders, such holders have agreed with BGLS that they will be entitled to receive their portion of the July 31, 1997 interest payment only after giving BGLS 20 days notice but in any event by December 10, 1997.

      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At September 30, 1997, $2,809 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate (8.25%), bore a rate of 9.75% at March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility requires Liggett's compliance with certain financial and other covenants. The Facility also limits the amount of cash dividends and distributions by Liggett and imposes requirements with respect to Liggett's adjusted net and working capital. In January 1997, the Facility was extended for one year and in November 1997 was extended for an additional year until March 8, 1999.

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

      On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At September 30, 1997, this amount is classified in other assets on the balance sheet.

      LIGGETT 11.500% SENIOR SECURED SERIES B NOTES DUE 1999:

      On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Notes referred to below required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett Series B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding inventories and receivables. Eve Holdings Inc. is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

      As discussed above, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. Liggett has engaged in negotiations with its note holders to restructure the Liggett Notes. In conjunction with these discussions, the Company is also engaged in negotiations with the principal holders of the BGLS Notes with respect to certain related modifications to the terms of such debt. (Refer to Note 1.)

      FOREIGN LOANS:

      The Company was a guarantor on lines of credit opened by BOL during the first quarter 1997 with two Russian banks in total amount of $4,000 with interest at 23%. These lines of credit were

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      collateralized by accounts receivable, inventory and equipment. The lines of credit expired in August and September 1997 with balances paid in full.


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


10.   RESTRUCTURING CHARGES

      During the first nine months of 1997, Liggett reduced its headcount by 123 full-time positions and recorded a $1,926 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. Approximately $285 in restructuring charges will be funded in subsequent years. Liggett expects to continue its cost reduction programs.


11.   CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions") and (iii) health care cost recovery actions brought by state and local governments, although recently several health care cost recovery actions have been commenced on behalf of other third-party payors including asbestos manufacturers, unions and taxpayers ("Attorneys General Actions"). As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

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

      Individual Actions. As of September 30, 1997, there were 218 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 103 are pending in the State of Florida, 62 are pending in the State of New York and 19 are pending in the State of Texas. The balance of individual cases are pending in 15 states. Of the 218 individual cases, there are five cases pending where Liggett is the only named defendant.

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

      On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On October 6, 1997, the parties settled this matter.

      Class Actions. As of September 30, 1997, there were 39 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al. have been settled, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

      On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On October 10, 1997, the other major tobacco companies settled this matter, subject to a fairness hearing, which settlement would provide for a full release on behalf of the Company and Liggett.

      On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. On February 17, 1995, the District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint.

      Attorneys General Actions. As of September 30, 1997, 38 state Attorneys General actions were filed and served on Liggett and the Company. As more fully discussed below, Liggett has reached settlements in 26 of these actions. As of September 30, 1997, there were 18 additional third-party payor actions pending. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      Settlements. On March 12, 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      agreement. The Company and Liggett have the right to terminate the Castano settlement under certain circumstances. On March 14, 1996, the Company, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the Castano settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within 30 days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If the Company or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On September 6, 1996, shortly after the class was decertified, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

      On March 15, 1996 the Company and Liggett entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Mississippi, West Virginia and Massachusetts (the "March 1996 Settlement"). The March 1996 Settlement releases the Company and Liggett from all tobacco-related claims including claims for health case cost reimbursement and claims concerning sales of cigarettes to minors. The March 1996 Settlement provides that additional states which commence similar actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the March 1996 Settlement are summarized below.

      Under the March 1996 Settlement, the five settling states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the settling states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the settling states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the March 1996 Settlement.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Settlement funds received by the Attorneys General will be used to reimburse the states for smoking-related health care costs. The Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement. The Company and Liggett have the right to terminate the March 1996 Settlement with respect to any settling state if any of the remaining defendants in the litigation succeed on the merits in that state's respective Attorney General action. The Company and Liggett may also terminate the March 1996 Settlement if they conclude that too many states have filed Attorney General actions and have not settled such cases with the Company and Liggett.

      At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlement. No additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

      On March 20, 1997, Liggett, together with the Company, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states (the "March 1997 Settlement") and with a nationwide class of individuals and entities that allege smoking-related claims. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the Attorneys General and, upon court approval, the nationwide class.

      As of September 30, 1997, settlements with a total of 26 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Nevada, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. The March 1996 Settlement remains in full force and effect. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those actions on substantially the same terms and conditions as the March 1997 Settlement; however, there can be no assurance that any such settlements will be completed.

      As mentioned above, on March 20, 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Pursuant to the above-mentioned settlements, the Company and Liggett agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. The Company and Liggett agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, the Company and Liggett agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

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

      Under the recent settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlements, would receive certain settlement benefits, including limitations on potential liability for affiliates not engaged in domestic tobacco operations and a waiver of any obligation to post a bond to appeal any future adverse judgment. In addition, within 120 days following any such combination, Liggett would be required to pay the settlement fund $25,000. The settling Attorneys General and the nationwide class have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning off any affiliate which is not engaged in the domestic tobacco business.

      The Company and Liggett are also entitled to most favored nation treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the settling Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such a plan should be no more onerous than under these new settlements.

      Imminent Trials. Although trial schedules are subject to change, the next case scheduled for trial, where Liggett is a defendant, is State of Minnesota by Hubert H. Humphrey, III, its Attorney General and Blue
      Cross and Blue shield of Minnesota V. Philip Morris Incorporated, et al., District Court of the Second Judicial District, Ramsey County, Minnesota, which is scheduled for trial in January 1998. Liggett settled the claims of the State of Minnesota on March 20, 1997, but still remains a defendant in the case with respect to the State's co-plaintiff, Blue Cross and Blue Shield of Minnesota. In addition, there is one class action, Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, 11th Judicial Circuit, Dade County, Florida and one individual ETS case, Dunn and Wiley v. RJR Nabisco Holdings Corp., et al., Superior Court, Delaware County, Indiana, scheduled for trial in February 1998.

      Other Matters. On June 20, 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi and Florida. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

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

      The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded. The Company is unable, at this time, to predict the outcome of this investigation.

      In March 1996, March 1997, July 1997 and October 1997, the Company and/or Liggett received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice, relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters. Liggett has responded to the March 1996 and March 1997 subpoenas and is in the process of responding to the July and October 1997 subpoenas. The Company and Liggett are unable, at this time, to predict the outcome of this investigation.

      Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. Liggett's current operations are conducted in material compliance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      There are several other proceedings, lawsuits and claims pending against the Company unrelated to smoking or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

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

      On September 13, 1995, the President of the United States issued Presidential Proclamation 6821, which established a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain specified levels, which levels vary by country. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

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

      In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. In November 1997, several bills were introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

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
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this report. BGLS is a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), New Valley Holdings, Inc. ("NV Holdings"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. The Company holds an equity interest in New Valley Corporation ("New Valley") through NV Holdings.

         On January 31, 1997, BOL sold its interest in BrookeMil Ltd. ("BML"), a real estate investment company doing business in Russia, to New Valley. See Note 3 to the Company's Consolidated Financial Statements.

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segments are tobacco for the nine months ended September 30, 1997 and tobacco and real estate for the nine months ended September 30, 1996.


RECENT DEVELOPMENTS

         BOL. On January 31, 1997, New Valley acquired from BOL 10,483 shares (99.1%) of common stock of BML (the "BML Shares") for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of New Valley (the "Note"). The Note is collateralized by the BML Shares. During the second quarter 1997, New Valley paid $21,500 to BOL. The remaining balance on the Note at September 30, 1997 was $12,000, subsequently reduced to $8,500 and is due on or before December 31, 1997. The Company recognized a gain of $21,300 on the sale in the first quarter, 1997. On April 18, 1997, BML sold one of its office buildings to a third party. Accordingly, the Company recognized approximately $1,240 of the deferred gain. See Note 3 to the Company's Consolidated Financial Statements.

         Liggett. In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett is further reducing its salaried, hourly and part-time headcount by a total of 273 positions (35%) over a twelve-month transition period.

         Debt Service. Liggett has engaged in negotiations with its note holders with respect to a restructuring of the terms of Liggett's Senior Secured Notes (the "Liggett Notes"). In conjunction with these discussions, the Company has also engaged in negotiations with the principal holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain related modifications to the terms of such debt. A Standstill Agreement and Consent (the "Standstill Agreement") was reached on August 28, 1997, as amended, among the principal holders of the BGLS Notes and BGLS whereby each of the principal holders of the BGLS Notes waived the right to receive on August 29, 1997 its pro rata share of the July interest amount ($15,340). Other BGLS note holders and the Liggett note holders received the interest payments which had been due on July 31, 1997 and on August 1, 1997, respectively, on August 29, 1997. Pending completion of the negotiations with the principal holders, such holders have agreed with BGLS that they will be entitled to receive their portion of the July 31, 1997 interest payment only after giving BGLS 20 days notice but in any event by December 10, 1997. On August 29, 1997, Liggett's revolving credit facility (the "Facility") was amended to permit Liggett to borrow an additional $6,000 which was used in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. With respect to Liggett's liquidity and near-term debt service requirements and related matters, refer to "Capital Resources and Liquidity" below.

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


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         Pricing Activity. On March 7, 1997, R. J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.40 per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B&W"), Lorillard Tobacco Company ("Lorillard") and Liggett matched this increase, and, on March 21, 1997, Philip Morris Incorporated ("Philip Morris") announced a price increase of $.50 per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase. On August 29, 1997, Philip Morris announced a second price increase of $.70 per carton. During the first week of September, all other major United States cigarette makers, including Liggett, matched this increase.

         Legislation, Regulation and Litigation. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of September 30, 1997, there were 218 individual suits, 39 class actions or actions where class certification has been sought and 38 state (and numerous municipality and other third-party payor) health care cost reimbursement actions pending in the United States in which Liggett is a named defendant and has been served. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that the Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 11 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

         The claims asserted in the health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

         Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement. The Company and Liggett have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

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

         Under the Attorneys General settlement, the five settling states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

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

         As of September 30, 1997, settlements with a total of 26 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Nevada, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. The Company's and Liggett's previous settlement on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remains in full force and effect. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

         As mentioned above, on March 20, 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, court approval will be obtained.

         Pursuant to the above-mentioned settlements, the Company and Liggett agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. The Company and Liggett agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, the Company and Liggett agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

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

         Under the recent settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlements, would receive certain settlement benefits, including limitations on potential liability for affiliates not engaged in domestic tobacco operations and a waiver of any obligation to post a bond to appeal any future adverse judgment. In addition, within 120 days following any such combination, Liggett would be required to pay the settlement fund $25,000. The settling Attorneys General and the nationwide class agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning-off any of its affiliates which are not engaged in the domestic tobacco business.

         The Company and Liggett are also entitled to certain most favored nation treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the settling Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such a plan should be no more onerous than under these new settlements.

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

         Other Matters. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi and Florida. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

         In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. In November 1997, several bills were introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

         Revenues. Total revenues were $100,308 for the three months ended September 30, 1997 compared to $114,635 for the three months ended September 30, 1996. This 12.5% decrease in revenues was primarily due to a $21,757 or 21.5% decrease in revenues at Liggett reflecting a 29.6% decrease in Liggett's overall unit sales volume, partially offset by an increase in tobacco revenues at Liggett-Ducat of $8,100 or 63.1% over the same period in 1996 and an increase of 22.8% in overall unit sales volume. (See also "Recent Developments in the Cigarette Industry-Pricing Activity" for a discussion of the March and September 1997 domestic price increases). The decline in overall unit sales volume of 29.6% at Liggett was comprised of declines within the premium segment of 18.6% and discount segment (which includes generic, control label and branded discount products) of 28.8%. The decline in premium and discount unit sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers. The increase in tobacco revenues at Liggett-Ducat is attributable to increased unit sales volume of 22.8% and price increases. The increase in tobacco revenues at Liggett-Ducat is offset by a decline in real estate revenues of $668 due to the sale of the BML Shares.

         Gross Profit. Gross profit was $47,263 for the three months ended September 30, 1997 compared to $56,274 for the three months ended September 30, 1996, a decrease of $9,011 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percentage of revenues decreased 2.0% when compared to the same period in the prior year. Liggett's gross profit as a percentage of revenues (excluding federal excise taxes) for the period decreased to 72.2% compared to 74.0% in the same period in the prior year. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March and September 1997 list price increases discussed above. See "Recent Developments in the Cigarette Industry". Gross profit at Liggett-Ducat increased $3,712 over the prior year due to increased sales volume and cigarette price increases.

         Expenses. Selling, general and administrative expenses were $40,498 for the three months ended September 30, 1997 compared to $55,326 for the same period last year. The decrease of $14,828 is due primarily to a decrease in expenses at Liggett of approximately $13,300 which include lower promotion, marketing and administrative expenses as well as lower charges for restructuring partially offset by higher legal expenses at Liggett and a decrease of approximately $900 in operating expenses at BOL due to the sale of BML Shares in January 1997.

         Other Income (Expense). Interest expense was $15,791 for the three months ended September 30, 1997 compared to $15,254 for the same period last year.

         Equity in earnings of affiliate was a loss of $7,090 for the three months ended September 30, 1997 compared to a loss of $4,618 for the three months ended September 30, 1996 and relates primarily to losses at New Valley.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

         Revenues. Total revenues were $276,906 for the nine months ended September 30, 1997 compared to $330,364 for the nine months ended September 30, 1996. This 16.2% decrease in revenues was primarily due to a $69,008 or 23.6% decrease in revenues at Liggett reflecting a 30.8% decrease in Liggett's overall unit sales volume, partially offset by an increase of $19,874 or 60.2% over the same period in 1996 in tobacco revenues and an increase of 24.1% in overall unit sales volume at Liggett-Ducat. The decline in overall units sales volume at Liggett was comprised of declines within the premium segment of 22.7% and discount segment (which includes generic, control label and branded discount products) of 30.0%. The decline in premium and discount unit sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers. Liggett has had two price increases this year as compared with one price increase in 1996 and Liggett-Ducat has also experienced price increases. The increase in tobacco revenues at Liggett-Ducat is offset by a decline in real estate rental revenues of $1,783 due to the sale of the BML Shares.

         Gross Profit. Gross profit was $131,065 for the nine months ended September 30, 1997 compared to $161,433 for the nine months ended September 30, 1996, a decrease of $30,368 when compared to the same period last year, due primarily to the decline in unit sales volume at Liggett discussed above. Overall, the Company's gross profit as a percentage of revenues decreased 1.5% when compared to the same period in the prior year. Liggett's gross profit as a percentage of revenues (excluding federal excise taxes) for the period decreased to 72.0% compared to 73.3% in the same period in the prior year. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March and September 1997 list price increases. See "Recent Developments in the Cigarette Industry".

         Expenses. Selling, general and administrative expenses were $117,535 for the nine months ended September 30, 1997 compared to $158,482 for the same period last year. The decrease of $40,947 is due primarily to lower promotion, marketing and administrative expenses at Liggett caused by the decline in unit sales volume discussed above partially offset by restructuring charges of $1,926, as compared with restructuring charges of $1,180 in the same period in the prior year, and higher legal expenses at Liggett.

         Other Income (Expense). Interest expense was $46,757 for the nine months ended September 30, 1997 compared to $45,488 for the same period last year. The increase is due to additional interest expense at corporate headquarters and higher outstanding balances under Liggett's Facility partially offset by the redemption of $7,500 Liggett Series B Notes in February 1997.

        Equity in earnings of affiliate was a loss of $21,488 for the nine months ended September 30, 1997 compared to a loss of $7,152 for the nine months ended September 30, 1996 and relates to losses at New Valley and the decline in market value of the Class A Preferred Shares.

        Interest expense and loss in equity of affiliate were offset by the gain on sale of assets, which includes the sale of the BML Shares and surplus realty at Liggett, and proceeds from a legal settlement of $4,125. See Notes 3 and 12 to the Company's Consolidated Financial Statements.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $420 and decreased $1,267 for the nine months ended September 30, 1997 and 1996, respectively. Net cash used in operations for the nine months ended September 30, 1997 was $30,511 compared to net cash used in operations of $22,000 for the comparable period of 1996, primarily due to net losses of $23,324 and $40,404, respectively. Such losses included interest payments of approximately $41,000 in 1997 as compared with $53,000 in 1996. In addition, there was an increase in receivables from affiliates of $28,190 resulting from the sale of the BML Shares to New Valley, a decrease in accounts payable and other accrued liabilities of $26,058. These items were offset by a decrease in trade receivables and inventories at Liggett due to declining sales volume, and non-cash items including equity in loss of affiliate of approximately $22,000 and the impact of the deferred gain on the sale of the BML Shares of approximately $22,000.

         Cash provided by investing activities of $33,234 for the period ended September 30, 1997 includes principally cash of $43,000 received in the sale of the BML Shares to New Valley and net cash received in the sale of certain of Liggett's surplus realty to Blue Devil Ventures. Cash received was offset by capital expenditures of $9,857, principally at BOL. Capital expenditures include costs incurred in the development of the new Russian cigarette factory and equipment purchases and $1,282 in costs for equipment modernization at Liggett. Cash used in investing activities of $8,235 for the nine months ended September 30, 1996 includes capital expenditures of approximately $24,047, principally for real estate development at BOL and for costs of $2,983 for equipment modernization at Liggett. Capital expenditures in 1996 were offset by dividends received on the New Valley Class A Preferred Shares of $24,733 or $40.00 per share and proceeds from the sale of certain surplus realty at Liggett and the sale of assets of COM Products Inc.

         Cash used in financing activities was $2,303 for the nine months ended September 30, 1997 compared to cash provided of $12,498 for the same period in 1996. Proceeds from financing activities of $5,198 primarily include proceeds at BOL from credit lines and net borrowings under Liggett's Facility of $6,941. These proceeds were offset by repayments on credit lines and on debt including principally the required repurchase of $7,500 face amount of the Liggett Notes on February 1, 1997 at a net gain of $2,963. Distributions on common stock include distributions declared in the fourth quarter 1996 which were paid in January 1997 and distributions declared and paid in March, June and September 1997. Proceeds from debt in the same period in 1996 include the private placement of BGLS' Series A Notes (later exchanged for Series B Notes) for net cash proceeds of $6,065, borrowings by BOL for real estate development of $12,400 and borrowings of $9,500 by Liggett and BOL under their revolving credit facilities. These transactions were primarily offset by the redemption for approximately $6,237 of BGLS' 16.125% Senior Subordinated Reset Notes including premium and accrued interest thereon, and distributions to the Company's shareholders of $4,162.

      Liggett. Liggett had a net capital deficiency of $180,011 as of September 30, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of recent tobacco litigation settlements, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. Consequently, Liggett could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes indenture, or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

      Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett has engaged in negotiations with its note holders to restructure the terms of the Liggett Notes, there are no commitments to restructure the Liggett Notes at this time, and no assurances can be given in this regard. In conjunction with these discussions, the Company has also engaged in negotiations with the principal holders of the BGLS Notes with respect to certain related modifications to the terms of such debt. During such negotiations, both BGLS and Liggett postponed making the interest payments of approximately $18,338 for the BGLS Notes due on July 31, 1997 and approximately $9,700 for the Liggett Notes due on August 1, 1997. On August 29, 1997, Liggett's Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders.

      If Liggett is unable to restructure the terms of the Liggett Notes, or otherwise make all payments thereon, substantially all of Liggett's long-term debt and the Facility would be in default and holders of such debt could accelerate its maturity. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. At September 30, 1997, $31,214 was outstanding and $2,809 was available under the Facility based on eligible collateral. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility are charged interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to Liggett's adjusted net worth

 (not to fall below a deficit of $180,000 as computed in accordance with the agreement, this computation is currently $173,602) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement, this computation is currently $3,492).

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

         In November 1997, the Facility was extended until March 8, 1999. The balance on the Facility, $31,214, was reclassified from current to long-term debt as of September 30, 1997.

         In February 1997, Liggett purchased $7,500 of Series B Notes using Facility availability and credited such Notes against the 1997 mandatory redemption requirement. Liggett recorded a net gain of $2,963 for this transaction in the first quarter, 1997. BGLS or its affiliates may, from time to time, based on current market conditions, purchase Liggett Notes in the open market or in privately negotiated transactions. Current maturities of the Liggett Notes of $37,500 contribute substantially to Liggett's working capital deficit of $47,292 at September 30, 1997.

         Liggett (and, in certain cases, the Company) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke (environmental tobacco smoke) from cigarettes. As new cases are commenced, the costs associated with defending such cases and the risk attendant to the inherent unpredictability of litigation continue. Liggett had been receiving certain assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed above is not quantifiable at this time.

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

         BGLS. At September 30, 1997, BGLS' long-term debt was approximately $233,000. In connection with the interest payment BGLS made on August 29, 1997, the Standstill Agreement was reached with the principal holders of BGLS debt on August 28, 1997, as amended, and interest was paid to other BGLS note holders in the amount of $3,039 on August 29, 1997. (See "Recent Developments" and Liggett discussion above).

         BOL. As discussed in "Recent Developments," on January 31, 1997, BOL sold its 99.1% interest in BML to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, of which $21,500 was paid during the second quarter 1997. The remaining balance of $12,000, subsequently reduced to $8,500, is due on or before December 31, 1997.

         In October 1995, Liggett-Ducat entered into a loan agreement with Vneshtorgbank, Moscow, Russia, to borrow up to $20,400 to fund real estate development. Interest on the note is based on the London Interbank Offered Rate plus 10%. The Company had guaranteed the payment of the note. In December 1996, the loan was assigned by Liggett-Ducat to BML. On January 31, 1997, New Valley purchased BOL's 99.1% interest in BML and indemnified the Company and its subsidiaries with respect to the loan. BML paid the balance of the loan in full during the third quarter, 1997.

         Liggett-Ducat is building a new cigarette factory on the outskirts of Moscow. The new factory, which will utilize Western cigarette making technology and have a capacity of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Construction has begun, and management is actively pursuing various potential financing alternatives that would permit the new factory to be operational by the end of 1998, although no assurance can be given that such financing can be obtained on satisfactory terms.

         In connection with the new cigarette factory, BOL has entered into equipment purchases of approximately $28,000, of which $23,000 will be financed over 5 years beginning in 1998. The Company is a guarantor of one of the purchases for which the remaining obligation is $12,750.

         The Company. As a result of the 1995 debt exchange offer, the redemption of the Reset Notes in 1996, the sale of the BML Shares to New Valley in January 1997, the redemption of $7,500 of the Liggett Notes on February 1, 1997 and the extension of the Liggett Facility through March 8, 1999, the Company decreased its scheduled near-term debt maturities to $38,245 due in the year 1998; at September 30, 1997, $37,500 of this debt relates to Liggett. In addition, Liggett has a payment due at maturity of the Liggett Notes on February 1, 1999 of $107,400. The BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At September 30, 1997, the remaining amount available through December 31, 1997 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $6,443. In March and June 1997, the Company provided for its quarterly dividends with proceeds from the legal settlement received in January 1997. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1997 for current operations include debt service originally estimated at $36,800 on which payments of $21,377 have been made. The remaining balance of $15,340 is the subject of the Standstill Agreement with the principal holders of the BGLS Notes discussed above and is due upon 20 days' notice by such holders but in any event by December 10, 1997. Additional expenditures include dividends on the Company's shares (currently at an annual rate of approximately $5,500) and corporate expense. The Company anticipates funding current operations with the remaining proceeds from the sale of BML, management fees and other payments from subsidiaries of approximately $5,000. The Company expects to finance its long-term growth, working capital requirements, capital expenditures and debt service requirements through a combination of cash provided from operations, proceeds from the sale of certain assets, additional public or private debt and/or equity financing and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


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

Item 3.     Defaults Upon Senior Securities

            As of September 30, 1997, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,071,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (i) $150.9 million or $140.81 per Class A Share; and (ii) $133.2 million or $47.75 per Class B Share.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  10.1 Settlement Agreement dated September 15, 1997 by and among the State of Nevada and Brooke Group Ltd. and Liggett Group Inc.

                  10.2 Settlement Agreement dated June 9, 1997 by and among the State of Oregon and Brooke Group Ltd. and
                           Liggett Group Inc.

                  10.3     Standstill Agreement and Consent ("Standstill
                           Agreement"), dated as of August 28, 1997, among BGLS
                           Inc., AIF II, L.P., Artemis America Partnership and
                           Tortoise Corp. (incorporated by reference to exhibit
                           99.2 in the Companies' Form 8-K dated August 29,
                           1997.

                  10.4     Amendment to Standstill Agreement dated November 13,
                           1997.

                  27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only)

                  27.2 BGLS Inc.'s Financial Data Schedule (for SEC use only)

                  99.1     Liggett Group Inc.'s Interim Consolidated Financial
                           Statements for the quarterly period ended September
                           30, 1997.

                  99.2     New Valley Corporation's Interim Consolidated
                           Financial Statements for the quarterly period ended
                           September 30, 1997.

                  99.3     Brooke (Overseas) Ltd.'s Interim Consolidated
                           Financial Statements for the quarterly period ended
                           September 30, 1997.

                  99.4     New Valley Holdings, Inc.'s Interim Consolidated
                           Financial Statements for the quarterly period ended
                           September 30, 1997.

           (b)    Reports on Form 8-K

                  During the third quarter of 1997, the Companies filed current reports on Form 8-K, dated July 31, 1997 and August 29, 1997, concerning Items 5 and 7 (no financial statements were included therewith).

                                   SIGNATURES





    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              BROOKE GROUP LTD.
                                              (REGISTRANT)

                                              By: /s/ Joselynn D. Van Siclen
                                              -------------------------------
                                              Joselynn D. Van Siclen
                                              Vice President and Chief
                                                  Financial Officer

Date:  November 17, 1997




                                              BGLS INC.
                                              (REGISTRANT)

                                              By: /s/ Joselynn D. Van Siclen
                                              -------------------------------
                                              Joselynn D. Van Siclen
                                              Vice President and Chief
                                                  Financial Officer

Date:  November 17, 1997