Form 10-K/A
period 1996-12-31
BROOKE GROUP LTD
filed 1998-01-30
CIK 59440

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 2

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

================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

         The annual report on Form 10-K for 1996 is amended by replacing the financial statements and financial statement schedules included therein with the following:

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

              Financial Statements and Schedule of the Registrant and its subsidiaries, required to be included in Items 14(a) (1) and (2), and 14(d) are listed below:

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

          MAI Systems Corporation
          -----------------------

          Report of Independent Accountants..................................................       F-79



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brooke Group Ltd. and BGLS Inc.

We have audited the accompanying consolidated balance sheets of Brooke Group Ltd. and Subsidiaries (the "Company") and BGLS Inc. and Subsidiaries ("BGLS") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's and BGLS' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MAI Systems Corporation ("MAI"), a discontinued subsidiary (Note 5), which statements reflect net income comprising 4% of the Company's and BGLS' consolidated net income for the year ended December 31, 1994. Further, we did not audit the financial statements of New Valley Corporation ("New Valley") for the year ended December 31, 1994, the investment in which is being accounted for by the Company and BGLS using the equity method of accounting (Note 2). The equity in the net income of New Valley represents 85% and 88% of the Company's and BGLS' consolidated net income for the year ended December 31, 1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for MAI and New Valley, are based solely upon the reports of the other auditors.

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

As discussed in Note 20, the Company has engaged in negotiations with the principal holders of BGLS Inc.'s 15.75% Senior Secured Notes ("the BGLS Notes") to restructure certain of its debt service requirements. The Company has also entered into a standstill and consent agreement with the principal holders of the BGLS Notes whereby each of the principal holders waived the right to receive on August 29, 1997 its pro rata share of the interest payment originally due on July 31, 1997, in the total amount of $15,340,000. The standstill and consent agreement expires on February 6, 1998. In addition, the Company has completed a third party equity financing. While all liquidity requirements have not been met, management currently believes that new debt and equity financing and a successful restructuring of certain of its debt service requirements along with cash provided from operations and distributions from New Valley, will provide the Company with sufficient liquidity for 1998.


COOPERS & LYBRAND L.L.P.

Miami, Florida
March 27, 1997, except for Note 20, for which the date is January 30, 1998.

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

     During 1996, the Company and BGLS entered into a court-approved Stipulation and Agreement (the "Settlement") with New Valley relating to the Company's and BGLS' application under the Federal Bankruptcy Code for reimbursement of legal fees and expenses incurred by them in connection with New Valley's bankruptcy reorganization proceedings. Pursuant to the Settlement, New Valley reimbursed the Company and BGLS $655 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between New Valley and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

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




20.  STANDSTILL AND CONSENT AGREEMENT; CURRENT REQUIREMENTS

     The Company has engaged in negotiations with the principal holders of more than 83% of the BGLS Notes to restructure certain of its debt service requirements. A standstill and consent agreement was reached among the Company, BGLS and the principal holders on August 28, 1997, as subsequently amended, whereby each of the principal holders of the BGLS Notes waived the right to receive on August 29, 1997 its pro rata share of the July 31, 1997 interest payment (in total, $15,340). Pending completion of the negotiations with the principal holders, such holders have agreed that they will be entitled to receive their portion of the July 31, 1997 interest payment only after giving BGLS 20 days' notice but, in any event, by February 6, 1998. The Company has recently completed a third party equity financing. While all liquidity requirements have not been met, management currently believes that new debt and equity financing and a successful restructuring of certain of its debt service requirements along with cash provided from operations and distributions from New Valley, will provide the Company with sufficient liquidity for 1998.

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