Form 10-K405
period 1997-12-31
BROOKE GROUP LTD; BGLS INC
filed 1998-04-09
CIK 59440, 927388

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                                    ---------

           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

            DELAWARE                       1-5759                             51-0255124
(State or other jurisdiction of      Commission File Number          (I.R.S. Employer Identification No.)
       incorporation
 incorporation or organization)

                                    BGLS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                       33-93576                            13-3593483
(State or other jurisdiction of      Commission File Number          (I.R.S. Employer Identification No.)
          incorporation
  incorporation or organization)

                             100 S.E. SECOND STREET
                              MIAMI, FLORIDA 33131
                                  305/579-8000
     (Address, including zip code and telephone number, including area code, of the principal executive offices)

                                    ---------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange on
        Title of each class                             which registered
        -------------------                             ----------------
Brooke Group Ltd.
   Common Stock, par value $.10 per share          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Explanatory Note: BGLS Inc. is required to file all reports required by
Section 13 or 15(d) of the Exchange Act in connection with its 15.75% Series B Senior Secured Notes due 2001. BGLS Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Brooke Group Ltd. as of April 6, 1998 was approximately $171,000,000. Directors and officers and ten percent or greater stockholders of Brooke Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         At April 6, 1998, Brooke Group Ltd. had 20,348,498 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (items 10, 11, 12 and 13) from the definitive Proxy Statement of Brooke Group Ltd. for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this report.

===============================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-K


                               TABLE OF CONTENTS




                                                                                                            Page
                                                                                                            ----
                                                 PART I
Item 1.   Business.....................................................................................        1
Item 2.   Properties...................................................................................       16
Item 3.   Legal Proceedings............................................................................       17
Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrant.........................................................       17

                                                 PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters........................       20
Item 6.   Selected Financial Data......................................................................       21
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................       22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................       37
Item 8.   Financial Statements and Supplementary Data..................................................       37
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................       37

                                                PART III

Item 10.  Directors and Executive Officers of the Registrants..........................................       38
Item 11.  Executive Compensation.......................................................................       38
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................       38
Item 13.  Certain Relationships and Related Transactions...............................................       38

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................       39

SIGNATURES.............................................................................................       52

                                     PART I


ITEM 1.    BUSINESS


GENERAL


         Brooke Group Ltd. (the "Company"), a Delaware corporation founded in 1980, is a holding company for a number of businesses. The Company is principally engaged, through its subsidiary Liggett Group Inc. ("Liggett"), in the manufacture and sale of cigarettes in the United States; through its subsidiary Brooke (Overseas) Ltd. ("BOL"), in the manufacture and sale of cigarettes in Russia; and through its investment in New Valley Corporation ("New Valley"), in the investment banking and brokerage business, in real estate development in Russia and the Ukraine, in the ownership and management of commercial real estate in the United States and in the acquisition of operating companies. The Company holds such businesses through its wholly-owned subsidiary, BGLS Inc. ("BGLS"), a Delaware corporation organized in 1990.

         The Company is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, BGLS and New Valley, who beneficially owns approximately 46% of the Company's common stock. The principal executive offices of the Company and BGLS are located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.


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

         Liggett is engaged in the manufacture and sale of cigarettes, primarily in the United States. Liggett's management believes, based on published industry sources, that Liggett's domestic shipments of approximately 6.45 billion cigarettes during 1997 accounted for 1.3% of the total cigarettes shipped in the United States during such year. This represents a market share decline of 0.5% from 1996 and 0.9% from 1995. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 300 combinations of length, style and packaging.

         Liggett produces four premium cigarette brands: L&M, Chesterfield, Lark and Eve. Liggett's premium cigarettes represented approximately 33%, 31% and 30% of net sales (excluding federal excise taxes) in 1997, 1996 and 1995, respectively. Liggett's management believes, based on published industry sources, that Liggett's share of the premium market segment was approximately 0.5% for 1997, compared to 0.7% and 0.8% for 1996 and 1995, respectively.

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing Pyramid, a branded discount product which, at that time, sold for less than most other discount cigarettes. Liggett's management believes, based on published industry sources, that Liggett held a share of approximately 3.5% of the discount market segment for 1997, compared to 4.9% and 5.5% for 1996 and 1995, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for additional information concerning Liggett's premium and discount product sales.

         At the present time, Liggett has no foreign operations. Liggett does not own the international rights to its premium cigarette brands, which are actively marketed by other companies in foreign markets, thereby adversely affecting Liggett's ability to penetrate such markets. Liggett does, however, export other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 85 million units accounted for approximately 1% of Liggett's 1997 total unit sales volume. Revenues from export sales were $0.8 million for 1997, compared to $3.3 million and $5.4 million for 1996 and 1995, respectively. Operating loss attributable to export sales in 1997 amounted to approximately $0.1 million compared to operating losses of $1.8 million and $2.1 million in 1996 and 1995, respectively.

         Business Strategy. Liggett's near-term business strategy is to reduce further certain operating and selling costs in order to increase the profitability of both its premium and discount products, and to reduce its investment in working capital. As part of this strategy, Liggett reorganized its sales force in early 1994, reducing its field sales force by 150 permanent positions and adding approximately 300 part-time positions. Liggett has also reduced costs in both administrative and manufacturing functions by making additional modifications to its manufacturing operations and significantly curtailing employee benefit programs. In 1995, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees and reducing headcount by an additional 120 positions.

         In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett further reduced its salaried, hourly and part-time headcount by a total of 108 positions (18%) over the succeeding twelve months.

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

         Sales, Marketing and Distribution. Liggett's products are distributed from a central distribution center in Durham, North Carolina to 26 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution center to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 19.4% of net sales in 1997, approximately 13.9% of net sales in 1996, and approximately 11.6% of net sales in 1995. Sales to this customer were primarily in the private label discount segment and constituted approximately 29.1%, 20.3% and 16.8% of Liggett's discount segment sales in 1997, 1996 and 1995, respectively. Liggett is currently negotiating the renewal of its contract with this customer, which contract is due to expire on June 30, 1998.

         Following the January 1997 restructuring, Liggett's marketing and sales functions were performed by approximately 110 direct sales representatives calling on national and regional customer accounts, together with approximately 90 part-time retail sales consultants who service retail outlets. In addition, Liggett employs food broker groups in certain geographic locations to perform these marketing and sales functions.

         Trademarks. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where Liggett's products are sold. Trademarks registrations typically have a duration of ten years and can be renewed at Liggett's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiaries, Eve Holdings Inc. ("Eve") and Cigarette Exporting Company of America, Ltd. ("CECOA"). Liggett does not own the international rights to its premium cigarette brands.

         Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 1997, approximately 64% of Liggett's commitments were for the purchase of foreign tobacco. Increasing tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments will have an unfavorable impact on Liggett's operations during 1998.

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

         Liggett's management believes, based on published industry sources, that Philip Morris' and RJR's sales together accounted for approximately 72.9% of the domestic cigarette market in 1997. Liggett's domestic shipments of approximately 6.45 billion cigarettes during 1997 accounted for 1.3% of the approximately 485 billion cigarettes shipped in the United States during such year, compared to 8.95 billion cigarettes (1.9%) and 10.52 billion cigarettes (2.2%) during 1996 and 1995, respectively.

         Industry-wide shipments of cigarettes in the United States have been declining for a number of years although this trend reversed itself in 1996. Consistent with published industry sources that domestic industry-wide shipments declined by approximately 0.5% in 1997, Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have augmented cigarette price increases.

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

         Legislation, Regulation and Litigation. Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett's management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which claim that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart vascular disease and emphysema.

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

         The Comprehensive Smoking Education Act ("CSEA"), which became effective in October 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements on a quarterly rotating basis: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Shortened versions of these statements are also required, on a rotating basis, on billboard advertisements. By a limited eligibility amendment to the CSEA, for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning: "SMOKING IS ADDICTIVE" on its packages.

         In August 1996, the Food and Drug Administration ("FDA") filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The other four major cigarette manufacturers and the FDA have filed notices of appeal. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the tobacco litigation settlements in Note 16 to the Consolidated Financial Statements of the Company and BGLS (the "Company's Consolidated Financial Statements") included elsewhere in this report.

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it is preempted by federal law, however, on December 15, 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. The enactment of this legislation has encouraged efforts to enact similar legislation in other states.

         In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. After an audit, the United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement in 1994 and was subject to a DMA of approximately $5.5 million. Liggett agreed to pay this assessment in quarterly installments, with interest, over a five-year period. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, Liggett was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

         In February 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

         In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995 and the period for post-hearing submissions ended in February 1996. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

         In January 1993, the United States Environmental Protection Agency ( "EPA") released a report on the respiratory effect of environmental tobacco smoke ("ETS") which concluded that ETS is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

         In March 1996, and in each of March, July, October and December 1997, the Company and/or Liggett received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of the health consequences of smoking cigarettes; the targeting of children by the industry; and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. The Company understands that the Eastern District Investigation and the DOJ Investigation have, for all intents and purposes, been consolidated into one investigation being conducted by the Department of Justice. The Company and Liggett are unable, at this time, to predict the outcome of this investigation.

         There are various other legislative efforts pending on the federal and state level which seek, among other things, to restrict or prohibit smoking in public buildings and other areas, increase excise taxes, require additional warnings on cigarette packaging and advertising, ban vending machine sales, curtail affirmative defenses of tobacco companies in product liability litigation, place cigarettes under the regulatory jurisdiction of the FDA and require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett's operations. In addition, the industry is facing increased pressure from anti-smoking groups and an extraordinary increase in smoking and health litigation, including private class action litigation, and health care cost recovery actions brought by states, local governments and other third parties.

         While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to Liggett's lack of foreign operations, and minimal export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to grow the existing markets.

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation, however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 1997, there were approximately 250 individual suits, 40 purported class actions or actions where class certification has been sought and 75 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In March 1996, Liggett and the Company entered into an agreement to settle the Castano class action tobacco litigation and an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states. In March 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General. On March 12, 1998, the Company and Liggett reached a settlement agreement resolving the tobacco-related Medicaid reimbursement claims of 14 additional states, the District of Columbia and U.S. Virgin Islands. On March 27, 1998, a settlement with Georgia's Attorney General was reached. The Company and Liggett now have settlement agreements with the Attorneys General of 43 states and territories accounting for more than 85% of the nation's potential Medicaid claims. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and the Company brought by the states and, upon court approval, the nationwide class.

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

         See Item 3. "Legal Proceedings", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Cigarette Industry - Legislation and Litigation" and Note 16 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation and of the Company's and Liggett's settlements.


BROOKE (OVERSEAS) LTD.

         Liggett-Ducat Ltd. BOL, a wholly-owned subsidiary of BGLS, is engaged in the manufacture and sale of cigarettes in Russia through Liggett-Ducat, a Russian joint stock company. BOL owns a 95.9% equity interest in Liggett-Ducat. On February 2, 1998, BOL acquired the 19.97% interest in, and options to acquire additional shares of, Liggett-Ducat previously owned by Liggett. See Note 4 to the Company's Consolidated Financial Statements.

         Liggett-Ducat, one of Russia's leading cigarette producers since 1892, manufactured and marketed 14.5 billion cigarettes in 1997. Liggett-Ducat produces or has rights to produce 19 different brands of cigarettes, including Russian brands such as Pegas, Prima, Novosti and Balomorkanal.

         Liggett-Ducat manufactures three types of cigarettes: filter, non-filter and papirossi. Papirossi is a traditional type of Russian cigarette featuring a long paper filter comprising two-thirds of the cigarette with tobacco filling up the balance. In 1997, Liggett-Ducat sold 4.4 billion filter cigarettes (30%), 7.6 billion non-filter cigarettes (52%) and 2.6 billion papirossi (18%).

         The long-term strategy of Liggett-Ducat is to upgrade the quality of its traditional Russian cigarette brands to international standards and to expand the range of cigarettes it offers to include the higher-margin American blend and international blend cigarettes. The new types of cigarettes should appeal to the growing segment of the market that prefers American blend cigarettes over traditional Russian blended cigarettes. Russian blend cigarettes have a very strong flavored oriental tobacco blend with a heavy pungent odor, while the American blend is a lighter flavored Virginia tobacco blend. The international blend will be a mix between Russian and American blends. As markets have developed in Eastern Europe, consumer preferences have typically shifted toward international and American blend cigarettes.

         Liggett-Ducat produces its cigarettes in a 150,000 square foot factory complex located on Gasheka Street in downtown Moscow and operates a 150,000 square foot warehouse outside of the city. Liggett-Ducat is currently building a new cigarette factory on the outskirts of Moscow on land it has leased for a term of 49 years. The new factory, which will utilize Western cigarette making technology and have a capacity of approximately 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Construction of the new factory is currently scheduled for completion by the end of 1998, although no assurances thereof can be given.

         Liggett-Ducat currently manufactures its cigarettes on four production lines, comprised of both Russian-made and imported machinery. Liggett-Ducat has recently upgraded the equipment at the existing factory to improve its operations, and all upgraded equipment will be utilized at the new factory. During 1996 and 1997, Liggett-Ducat installed an upgraded primary processing complex manufactured by GBE Tobacco which will enable the factory to produce international standard cigarettes. In addition, Liggett-Ducat acquired a new filter-making complex from Hoechst Celanese which allows Liggett-Ducat to produce Western quality filters, previously purchased from outside vendors, and installed a new rejected cigarette tobacco reclamation machine to reduce waste.

         The Russian cigarette market is one of the largest and fastest growing cigarette markets in the world. Annual consumption of cigarettes is estimated at 300 billion units in Russia (1997 estimate), making the market the third largest in the world after the United States and China. The potential size of the market is estimated by management at up to 450 billion units per year. Approximately 61% of Russian men and 17% of Russian women are estimated to smoke cigarettes. The market has been growing rapidly over the past several years (particularly the female market) as imported cigarettes have become available to satisfy increasing demand.

         While growth in consumption had been restrained historically by static domestic cigarette making capacity, recent increases in domestic production capacity resulted in an estimated 20% increase in domestic production to approximately 170 billion cigarettes (57% of the market) in 1997. Excess demand and demand for Western style cigarettes were satisfied by approximately 130 billion units of imported cigarettes (43% of the market).

         Russian customs legislation continues to support local producers. During 1996 and 1997, the Russian Government raised the duties on imported cigarettes several times to a current effective rate of 115% of cost. In the past, many imported cigarettes were sold illegally without payment of required duties. Recent efforts to improve enforcement of import duties has maintained the differential between the price of imported and domestic cigarettes. Imported cigarettes currently range in price at retail from approximately 2 to 18 rubles ($.50 to $3.00) per pack, as compared to domestically produced cigarettes which sell for approximately 1 to 3 rubles ($.16 to $.50) per pack.

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

         In order to increase their presence in the Russian market and avoid import duties, several of the major international cigarette manufacturers have begun to produce American and international blend cigarettes domestically. Such activities by companies with well established, international brands will provide significant additional competition to Liggett-Ducat as its seeks to increase its sales of such higher margin products upon completion of the new factory.

         Sale of BrookeMil Ltd. Until January 31, 1997, BOL was also engaged in the real estate development business in Moscow through its subsidiary BrookeMil Ltd. ("BML"). On January 31, 1997, BOL entered into a stock purchase agreement (the "Purchase Agreement") with New Valley, pursuant to which BOL sold 10,483 shares of the common stock of BML to New Valley, comprising 99.1% of the outstanding shares of BML (the "BML Shares"). New Valley paid to BOL, for the BML Shares, a purchase price of $55 million, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of New Valley (the "Note"). The Note, which was collateralized by the BML Shares, was paid during 1997. The transaction was approved by the independent members of the Board of Directors of the Company. The Company retained independent legal counsel in connection with the evaluation and negotiation of the transaction. See Notes 4 and 16 to the Company's Consolidated Financial Statements for a discussion of the transaction and information regarding a pending lawsuit relating to New Valley's purchase of the BML Shares.

         The site of the proposed third phase of the Ducat Place project being developed by BML is currently used by Liggett-Ducat as the site for its existing cigarette factory. In connection with the sale of the BML Shares, Liggett-Ducat entered into a Use Agreement with BML whereby Liggett-Ducat is permitted to continue to utilize the site on the same basis as in the past. The Use Agreement is terminable by BML on 270 days' prior notice. In addition, New Valley has the right under the Purchase Agreement to require BOL and BGLS to repurchase this site for the then appraised fair market value, but in no event less than $13.6 million, during the period Liggett-Ducat operates the factory on such site.


NEW VALLEY CORPORATION

         General. New Valley is engaged, through its ownership of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), in the investment banking and brokerage business, through its ownership of BML, in the real estate development business in Russia and the Ukraine, through its New Valley Realty division, in the ownership and management of commercial real estate in the United States, and in the acquisition of operating companies. New Valley is registered under the Exchange Act and files periodic reports and other information with the SEC.

         The Company indirectly holds, through BGLS and BGLS' wholly-owned subsidiary, New Valley Holdings, Inc. ("NV Holdings"), approximately 42% of the voting interest in New Valley. This approximate 42% interest consists, as of March 31, 1998, of (i) 19,748 shares of common stock (the "New Valley Common Shares") (approximately 0.2% of the class) and 250,885 shares of $3.00 Class B Cumulative Convertible Shares (the "Class B Preferred Shares") (approximately 9.0% of the class) held directly by BGLS and (ii) 3,969,962 New Valley Common Shares (approximately 41.4% of the class) and 618,326 $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares (the "Class A Preferred Shares") (approximately 57.7% of the class) held by NV Holdings. See Note 2 to the Company's Consolidated Financial Statements.

         Bennett S. LeBow, Chairman of the Board, President and Chief Executive Officer of the Company and of BGLS and the controlling stockholder of the Company, serves as Chairman of the Board and Chief Executive Officer of New Valley. Howard M. Lorber, a consultant to the Company and its subsidiaries and a stockholder of the Company, serves as President and Chief Operating Officer, and is a director, of New Valley. Richard J. Lampen, Executive Vice President of the Company and of BGLS, serves as Executive Vice President, and is a director, of New Valley. Marc N. Bell, Vice President, General Counsel and Secretary of the Company and of BGLS, serves as Vice President, Associate General Counsel and Secretary of New Valley.

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

         Joint Plan Provisions; Dispositions Pursuant to the Joint Plan. The Joint Plan of New Valley places restrictions on and requires approvals for certain transactions with the Company and its affiliates to which New Valley or a subsidiary of, or entity controlled by, New Valley may be party, including the requirements, subject to certain exceptions for transactions involving less than $1 million in a year or pro rata distributions on New Valley's capital stock, of approval by not less than two-thirds of the entire Board, including at least one of the directors elected by the holders of New Valley's preferred shares, and receipt of a fairness opinion from an investment banking firm. In addition, the Joint Plan requires that, whenever New Valley's Certificate of Incorporation provides for the vote of the holders of the Class A Senior Preferred Shares acting as a single class, such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by the Company.

         Pursuant to the Joint Plan, on November 15, 1994, New Valley sold the assets and operations with which it provided domestic and international money transfer services, bill payment services, telephone cards, money orders and bank card services (collectively, the "Money Transfer Business") which included the capital stock of its subsidiary, Western Union Financial Services, Inc. ("FSI") and certain related assets, to First Financial Management Corporation ("FFMC"), and, on January 13, 1995, it sold to FFMC all of the trademarks and trade names used in the Money Transfer Business and constituting the Western Union name and trademark. The aggregate purchase price was approximately $1.193 billion, including $893 million in cash and $300 million representing the assumption by FFMC of substantially all of New Valley's obligations under its pension plan. Pursuant to the Joint Plan, all of New Valley's debt and allowed claims were satisfied in full and all classes of equity and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

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

         Ladenburg Thalmann & Co. Inc. On May 31, 1995, New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer which has been a member of the New York Stock Exchange since 1876. Its specialties include investment banking, trading, research, market making, private client services, institutional sales and asset management.

         Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities, fixed income and over-the-counter trading areas include trading a variety of financial instruments. Ladenburg's client services and institutional sales departments serve over 20,000 accounts worldwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

         Ladenburg is a wholly-owned subsidiary of Ladenburg Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. Ladenburg Thalmann International ("LTI"), a wholly-owned subsidiary of Ladenburg Group, is engaged in corporate finance and capital markets activities in Russia and Ukraine, seeking, among other things, mandates to raise capital for local corporate issuers in the international capital markets. LTI, headquartered in New York City, has an office in Kiev, Ukraine.

         In July 1997, LTI, together with Societe Generale, formed a fund with an initial capitalization of U.S.$90.5 million for investment in public and private equity securities in Ukraine. LTI's Kiev office serves as investment advisor to the fund.

         BrookeMil Ltd. On January 31, 1997, New Valley acquired the BML Shares, representing 99.1% of the outstanding shares of BML, from BOL. New Valley paid to BOL a purchase price of $55 million, consisting of $21.5 million in cash and the $33.5 million 9% Note of New Valley. The Note, which was collateralized by the BML Shares, was paid during 1997. The source of funds used by New Valley for the acquisition, including the payment of the Note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale. The amount of consideration paid by New Valley was determined based on a number of factors including current valuations of the assets, future development plans, local real estate market conditions and prevailing economic and political conditions in Russia.

         New Valley retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction, which was approved by a special committee of the independent directors of New Valley. In accordance with the terms of the Joint Plan, the transaction was approved by not less than two-thirds of the entire Board of Directors, including the approval of at least one of the directors elected by the holders of New Valley's preferred shares, and a fairness opinion from an investment banking firm was obtained. The shareholders of New Valley did not vote on the BML transaction (nor the acquisition of Ladenburg or the Office Buildings and Shopping Centers described below) as their approval was not required by applicable corporate law or New Valley's constituent documents.

         BML is developing the three-phase Ducat Place complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. The first phase of the project, Ducat Place I, a 46,500 square foot Class-A office building, was successfully built and leased in 1993, and sold by BML to a tenant in April 1997. In 1997, BML completed construction of Ducat Place II, a premier 150,000 square foot office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco, Lukoil-Arco and Morgan Stanley. The third phase, Ducat Place III, is planned as a 350,000 square foot mixed-use complex, with construction anticipated to commence in 1999. For further information with respect to this transaction, see "Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.".

         Western Realty. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty") to make real estate and other investments in Russia. In connection with the formation of Western Realty, New

Valley agreed, among other things, to contribute to Western Realty the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, and Apollo agreed to contribute up to $58 million.

         Under the terms of the agreement governing Western Realty (the "LLC Agreement"), the ownership and voting interests in Western Realty will be held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and New Valley will then be entitled to a return of $10 million of BML-related expenses incurred by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty will generally require the unanimous consent of the Board of Managers. Accordingly, New Valley will account for its non-controlling interest in Western Realty on the equity method. See Note 3 to the New Valley's Consolidated Financial Statements accompaying this report.

         The Company, New Valley and their affiliates have other business relationships with affiliates of Apollo. On January 11, 1996, the Company acquired from an affiliate of Apollo the Shopping Centers for $72.5 million. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo own a substantial amount of debt securities of BGLS and warrants to purchase common stock of the Company. See Note 9 to the Company's Consolidated Financial Statements.

         On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made a $11 million loan (the "Loan") to Western Realty. The Loan, which bears interest at the rate of 15% per annum and is due September 30, 1998, is secured by a pledge of New Valley's shares of BML. Upon completion of the transfer of Ducat Place II and the satisfaction of other conditions under the LLC Agreement, the Loan and the accrued interest thereon will be converted into a capital contribution by Apollo to Western Realty and the BML pledge released.

         Western Realty will seek to make additional real estate and other investments in Russia. New Valley and Apollo have agreed to invest, through Western Realty or another entity, up to $25 million in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to invest $20 million for a 30% profits interest in a company organized by BOL which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of BOL.

         The foregoing summary reflects all material terms of, and is qualified in its entirety by, reference to the text of the LLC Agreement, a copy of which is incorporated by reference as an exhibit to New Valley's Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated by reference herein.

         New Valley Realty Division. On January 10 and January 11, 1996, New Valley acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The Office Buildings and Shopping Centers are being operated through New Valley's New Valley Realty division.

         The Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. New Valley acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller was an affiliate of Bellemead

Development Corporation, which was indirectly wholly-owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows:
(i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan;
(ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan;
(iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranges from approximately 50,300 square feet to approximately 244,000 square feet.

         New Valley acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and, as of March 20, 1998, the Office Buildings were fully occupied.

         Concurrently with the acquisition of the Office Buildings, New Valley engaged a property-management affiliate of Sellers that had previously managed the Office Buildings to act as the managing agent and leasing agent for the Office Buildings. The agreement for the New Jersey Office Buildings has a fifteen-year term and the agreement for the Michigan Office Buildings expires June 30, 1998, but the agreements may be terminated by either party on 60 days' notice without cause or economic penalty. Effective November 1997, the agreements were assigned to Gale & Wentworth, a national real estate company.

         On January 11, 1996, New Valley acquired the Shopping Centers from various limited partnerships (AP Century I., L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P., AP Century VIII, L.P., and AP Century IX, L.P.) (each, a "Partnership") for an aggregate purchase price of $72.5 million. Each Partnership is an affiliate of Apollo. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. New Valley acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of March 20, 1998, the aggregate occupancy of the Shopping Centers was approximately 92%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

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

         The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. For information concerning other business relationships with affiliates of Apollo, see "Western Realty". The foregoing summary reflects all material terms of and is qualified in its entirety by reference to the purchase agreements, copies of which are incorporated by reference as exhibits to New Valley's Annual Report on Form 10-K for the year ended December 31, 1996, and are incorporated by reference herein.

         On November 10, 1997, New Valley sold its Marathon, Florida Shopping Center for $5.4 million and recognized a gain of $1.3 million on the sale.

         Thinking Machines Corporation. On January 11, 1996, Ladenburg Thalmann Capital Corp., the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "TMC Plan") of Thinking Machines Corporation ("Thinking Machines") made a $10.6 million convertible bridge loan (the "Loan") to TMCA Acquisition Corp. ("TMCA"). TMCA is an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines, currently a developer and marketer of data mining and knowledge discovery software and, through 1996, of parallel software for high-end and networked computer systems (discontinued in 1996).

         On February 8, 1996, the date of confirmation of the TMC Plan, Thinking Machines emerged from bankruptcy and merged with TMCA pursuant to the TMC Plan. As a result of the merger, the Loan was converted into a controlling interest in a partnership which held approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines used the Loan proceeds to help fund its advanced product development and marketing. In December 1997, New Valley acquired for $3.15 million additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing shareholders which increased its ownership to approximately 73% of the outstanding Thinking Machines shares.

         Thinking Machines designs, develops, markets and supports software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream is Darwin(R), a data mining software tool set with which a customer can analyze vast amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes, and then send this information through systems integration to those divisions of the customer which can use it to more effectively anticipate and solve business problems. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services.

         During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and sold its remaining parallel processing service business in April 1997 for $2.4 million in cash and a percentage of certain future operating profits.

         Miscellaneous Investments. At December 31, 1997, New Valley owned 50.1% of the outstanding shares of PC411, Inc. ("PC411"), a development stage company which completed an initial public offering in May 1997 with net proceeds of $5.9 million. PC411, which provides on-line electronic directory assistance to personal computer users, is currently offering a limited version of the PC411 service over the Internet. PC411's long-term strategy is to position itself as an Internet/intranet (private server based networks) information publishing and distribution company.

         In addition, as of December 31, 1997, New Valley's long-term investments consisted primarily of investments in limited partnerships of $27.2 million. See Note 8 to New Valley's Consolidated Financial Statements accompanying this report.

         New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that New Valley will be successful in targeting or consummating any such acquisitions.


EMPLOYEES

         At December 31, 1997, the Company and its subsidiaries had approximately 1,556 full-time employees, of whom approximately 476 were employed by Liggett and approximately 1,063 were employed by Liggett-Ducat. Approximately 16% of the Company's (including its subsidiaries) employees are hourly employees and are represented by unions. The Company and its subsidiaries have not experienced any significant work stoppages since 1977, and the Company believes that relations with its employees and their unions are satisfactory.


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

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 1997, the principal properties owned or leased by Liggett are as follows:

                                                                      OWNED           APPROXIMATE
                                                                        OR           TOTAL SQUARE
                            TYPE                   LOCATION           LEASED            FOOTAGE
                            ----                   --------           ------            -------
                Office and
                   Manufacturing Complex            Durham, NC         Owned            932,000
                Warehouse                           Durham, NC         Owned            203,000
                Storage Facilities                Danville, VA         Owned            578,000
                Distribution Center                 Durham, NC        Leased            260,000

         Liggett's Durham, North Carolina complex consists of 10 major structures over approximately 17 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

         Liggett leases the Durham, North Carolina distribution center pursuant to a lease which expires in May 1999. Liggett has an option to purchase the leased property at any time during the term of the lease. Liggett utilizes approximately 40% of the distribution center. Liggett also leases excess space in its research facility to third parties.

         On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty in Durham, North Carolina, for a sale price of $2.2 million. The Company recognized a gain of approximately $1.1 million on the sale.

         Liggett-Ducat has a 49-year land lease on a site on the outskirts of Moscow, Russia where Liggett-Ducat plans to build a new cigarette factory. Liggett-Ducat utilizes the site for its existing cigarette factory in Moscow pursuant to a Use Agreement with BML. See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd."


ITEM 3.    LEGAL PROCEEDINGS

         Reference is made to Note 16, incorporated herein by reference, to the Company's Consolidated Financial Statements, which contain a general description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to
Exhibit 99.1, incorporated herein by reference, for additional information regarding the pending material legal proceedings to which the Company, BGLS and/or Liggett are party.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 1997 no matter was submitted to the Company's stockholders for their vote or approval, through the solicitation of proxies or otherwise. Such information with respect to BGLS is omitted due to the fact that BGLS meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.


EXECUTIVE OFFICERS OF THE REGISTRANTS

         The table below, together with the accompanying text, present certain information regarding all current executive officers of the Company and of BGLS as of March 27, 1998. Each of the executive officers of the Company and of BGLS serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

                                                                           YEAR INDIVIDUAL
                                                                              BECAME AN
                NAME              AGE               POSITION              EXECUTIVE OFFICER
                ----              ---               --------              -----------------
        Bennett S. LeBow           60        Chairman of the Board,              1990
                                             President and Chief
                                             Executive Officer of the
                                             Company and of BGLS

        Richard J. Lampen          44        Executive Vice President            1996
                                               of the Company and
                                               of BGLS

                                                                           YEAR INDIVIDUAL
                                                                              BECAME AN
                NAME              AGE               POSITION              EXECUTIVE OFFICER
                ----              ---               --------              -----------------

        Joselynn D. Van Siclen     57        Vice President, Chief               1996
                                             Financial Officer and
                                             Treasurer of the
                                             Company and of BGLS

        Marc N. Bell               37        Vice President, General             1998
                                             Counsel and Secretary
                                             of the Company and of
                                             BGLS

        Ronald S. Fulford          64        Chairman of the Board,              1996
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

         He was a director of MAI Systems Corporation ("MAI"), the Company's former indirect majority-owned subsidiary, from September 1984 to October 1995, Chairman of the Board from November 1990 to May 1995 and the Chief Executive Officer from November 1990 to April 1993. In April 1993, MAI filed for protection under Chapter 11 of Title 11 of the United States Code. In November 1993, MAI emerged from bankruptcy reorganization proceedings. MAI is engaged in the development, sale and service of a variety of computer and software products.

         RICHARD J. LAMPEN has served as the Executive Vice President of the Company and of BGLS since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, Thinking Machines, PC411 and Spec's Music, Inc. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation and The International Bank of Miami, N.A., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

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

         MARC N. BELL has been the Vice President of the Company and of BGLS since January 1998 and has served as General Counsel and Secretary of the Company and of BGLS since May 1994. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans, in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein - Badillo - Wagner - Harding in New York, New York.

         RONALD S. FULFORD has served as Chairman of the Board, President and Chief Executive Officer of Liggett since September 1996. Mr. Fulford has also served as a consultant to the Company from March 1996 to March 1997. From June, 1986 until February 1996, Mr. Fulford served as Executive Chairman of Imperial Tobacco ("Imperial"), the British tobacco unit of the British conglomerate Hanson PLC ("Hanson"). Before Imperial, Mr. Fulford was chief executive of three other Hanson companies: London Brick, British EverReady UK & South Africa and United Gas Industries UK & Europe.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Company's common stock, $.10 par value per share, is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "BGL". The high and low sale prices for a share of the Company's common stock on the NYSE, as reported by the NYSE, for each fiscal quarter of 1997 and 1996 were as follows (in dollars):

                         Year                   High              Low
                         ----                   ----              ---
                  1997:
                  -----
                  Fourth Quarter              $ 11 1/8         $ 5 5/8
                  Third Quarter                  6 3/4           3 1/16
                  Second Quarter                 5 1/4           3 1/2
                  First Quarter                  5 3/8           4

                  1996:
                  -----
                  Fourth Quarter                 5 3/4           4 1/4
                  Third Quarter                  6 1/4           4 5/8
                  Second Quarter                 8 7/8           5 5/8
                  First Quarter                 10 1/8           7 3/4

         There is no public market for BGLS' common stock, $.01 par value per share, as all of such common stock is held by the Company.


HOLDERS

         At April 6, 1998, there were 280 holders of record of the Company's common stock.


DIVIDENDS

         During 1997 and 1996, the Company declared and paid regular quarterly cash dividends of $.075 per share on its common stock. The declaration of future cash dividends is within the discretion of the Board of Directors of the Company and is subject to a variety of contingencies such as market conditions, earnings and the financial condition of the Company as well as the availability of cash. The payment of dividends and other distributions to the Company by BGLS are subject to the Indenture for BGLS' Senior Secured Notes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity".

ITEM 6.    SELECTED FINANCIAL DATA


                                                   -----------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                      1997            1996              1995            1994             1993
                                                   -----------------------------------------------------------------------------
                                                                    (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues(1) ....................................  $ 389,615        $ 460,356        $ 461,459        $ 479,343        $ 493,041
Loss from continuing operations ................    (51,810)         (64,918)         (45,344)         (17,991)         (69,228)
Income from discontinued operations(2) .........      1,925            2,385           21,229          174,683               --
(Loss) income from extraordinary items(4) ......         --               --           (9,810)         (46,597)         153,741
Net (loss) income ..............................    (49,885)         (62,533)         (33,925)         110,095          106,780
Basic/diluted loss from continuing
   operations per share(3) .....................      (2.85)           (3.41)           (1.56)           (1.02)           (4.19)
Basic/diluted income from discontinued
   operations per share ........................       0.11             0.13             1.16             9.92             3.45
Basic/diluted (loss) income from
   extraordinary items per share ...............         --               --            (0.54)           (2.65)            8.55
Basic/diluted net (loss) income
   per share(3) ................................      (2.74)           (3.28)           (0.94)            6.25             5.60
Cash distributions declared per common
   share .......................................       0.30             0.30             0.30               --               --


BALANCE SHEET DATA:

Current assets .................................  $  67,985        $  80,552        $  96,615        $  87,504        $ 114,411
Total assets ...................................    126,460          177,677          225,620          229,425          164,819
Current liabilities ............................    140,504          204,463          119,177          144,351          220,207
Notes payable, long-term debt and
   other obligations, less current portion .....    399,835          378,243          406,744          405,798          389,671
Noncurrent employee benefits, deferred
   credits and other long-term liabilities .....     74,518           49,960           55,803           54,128           69,623
Stockholders' equity (deficit) .................   (488,397)        (454,989)        (356,104)        (374,852)        (514,682)

------------------------

(1) Revenues include federal excise taxes of $87,683, $112,218, $123,420, $131,877 and $127,341, respectively.
(2)      See Note 5 to the Company's Consolidated Financial Statements.
(3) Per share computations include the impact of New Valley's repurchase of Class A Preferred Shares in 1996 and 1995.
(4) In 1995 and 1994, extraordinary items represent loss resulting from the early extinguishment of debt. In 1993, such items represent gain resulting from the early extinguishment of debt as well as gain on foreclosure and gain on reorganization of MAI Systems, Inc.

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

         The Company holds an equity interest in New Valley. At December 31, 1997, the Company accounts for its share of earnings based on its ownership of New Valley Common Shares (42%), Class B Preferred Shares (9%) and Class A Preferred Shares (58%). The Common Shares are accounted for pursuant to the equity method; the Class A Preferred Shares and the Class B Preferred Shares are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         On January 31, 1997, BOL sold its interest in BML, a real estate development company doing business in Russia, to New Valley. See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd." and Note 4 to the Company's Consolidated Financial Statements.

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is tobacco for the year ended December 31, 1997 and tobacco and real estate for the years ended December 31, 1996 and 1995.


RECENT DEVELOPMENTS

         THE COMPANY

         Standstill Agreement. On March 5, 1998, BGLS entered into an agreement (the "Standstill Agreement") with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (the "Apollo Holders"), who together hold approximately 41.8% of the $232,864 principal amount of BGLS' 15.75% Senior Secured Notes due 2001 (the "BGLS Notes")

         Pursuant to the terms of the Standstill Agreement, the Apollo Holders agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due on July 31, 2000. The deferred interest payments will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an Event of Default under the Indenture for the BGLS Notes. In connection with the Standstill Agreement, the Company issued to the Apollo Holders a five-year warrant to purchase 2,000,000 shares of the Company's common stock at a price of $5.00 per share. The Apollo Holders were also issued a second warrant expiring October 31, 2004 to purchase an additional 2,150,000 shares of the Company's common stock at a price of $0.10 per share. The second warrant will become exercisable on October 31, 1999 and the Company will have the right under certain conditions prior to that date to substitute for that warrant a new warrant for 9.9% of the common stock of Liggett.

         On February 6, 1998, the holder of 41.9% of the BGLS Notes, who had previously been a party to the Standstill Agreement, was paid its pro-rata share of the July 31, 1997 interest payment on the BGLS Notes. On March 2, 1998, BGLS made the interest payment due on January 31, 1998 to all holders of the BGLS Notes other than the Apollo Holders.

         Sale of Stock. On January 16, 1998, the Company entered into a Stock Purchase Agreement with High River Limited Partnership ("High River") in which High River purchased 1,500,000 shares of the Company's common stock for $9,000.

         LIGGETT

         Notes Restructuring. On January 30, 1998, with the consent of the required majority of the holders of the Liggett 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes"), Liggett entered into various amendments to the Indenture governing the Liggett Notes which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, the Company agreed to issue 482,970 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. The Company and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes.

         NEW VALLEY

         Western Realty. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty to make real estate and other investments in Russia. In connection with the formation of Western Realty, New Valley agreed, among other things, to contribute the real estate assets of BrookeMil Ltd. ("BML") to Western Realty and Apollo agreed to contribute up to $58,000. Western Realty will seek to make additional real estate and other investments in Russia. New Valley and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20,000 a 30% profits interest in a company organized by BOL which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of BOL.

         Investment in RJR Nabisco. At December 31, 1997, New Valley held 612,650 shares of common stock of RJR Nabisco Holdings corp. ("RJR Nabisco") with a market value of $22,898 (cost of $18,780). New Valley expensed $100 in 1997, $11,724 in 1996 and $3,879 in 1995 relating to the RJR Nabisco investment.

         In June 1996, various agreements between High River, the Company and New Valley were terminated by mutual consent. Pursuant to these agreements the parties had agreed to take certain actions during late 1995 and throughout 1996 designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. The terminations of the High River agreements left in effect for one year certain provisions concerning payments to be made to High River in the event New Valley achieved a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which were held by it or they were valued at the end of such year at higher than their purchase price or in the event the Company or its affiliates engaged in certain transactions with RJR Nabisco. Based on the market price of RJR Nabisco common stock, no amounts were payable by New Valley under these agreements.

         Pursuant to a December 27, 1995 agreement between the Company and New Valley whereby New Valley agreed to reimburse the Company and its subsidiaries for certain reasonable out-of-pocket expenses in connection with RJR Nabisco, New Valley paid the Company and its subsidiaries a total of $17 and $2,370 in 1997 and 1996.

         On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). New Valley entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of New Valley, and provided for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then New Valley was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and New Valley pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. New Valley marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1997, the Swap was terminated in connection with New Valley's reduction of its holdings of RJR Nabisco common stock, and New Valley recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

         BOL

         Sale of BML. On January 31, 1997, New Valley acquired from BOL 10,483 shares (99.1%) of common stock of BML for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of New Valley (the "Note"). The Note was paid during 1997. The Company recognized a gain of approximately $21,300 on the sale in 1997. See Note 4 to the Company's Consolidated Financial Statements.

         YEAR 2000 COSTS

         The Company has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the year 2000. Although such costs may be a factor in describing changes in operating profit for one or more of the Company's business segments in any given reporting period, the Company currently does not believe that the anticipated costs of year 2000 systems conversions will have a material impact on its future consolidated results of operations or cash flows. However, due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or entities not affiliated with the Company have addressed this issue successfully.

         New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the Company, other components of stockholders' equity include such items as minimum pension liability adjustments, unearned compensation expense related to stock options and the Company's proportionate interest in New Valley's capital transactions. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company does not anticipate that implementation of SFAS No. 130 will have a material impact on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures about pensions and postretirement benefit plans. SFAS No. 132 is effective for the Company for the year ended 1998. The Company has not yet determined the impact of its implementation.


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

         On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton (approximately 2 1/2%). This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton (approximately 4.5%). This action, the fourth in 13 months, was matched by Liggett and the other manufacturers.

         Legislation, Regulation and Litigation. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of December 31, 1997, there were approximately 250 individual suits, 40 purported class actions and 75 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Item 3. "Legal Proceedings" and Note 16 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.)

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, RICO and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations or repose, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

         The claims asserted in the health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the RICO.

         Settlements. In March 1996, Liggett and the Company entered into an agreement to settle the Castano class action tobacco litigation and an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states (the "March 1996 Settlements"). Liggett and the Company, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed FDA regulations and to phase in compliance with certain of the proposed interim FDA regulations.

         Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fails to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. (For additional information concerning the Fifth Circuit's decision, see Note 16 to the Company's Consolidated Financial Statements.) On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

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

         In March 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (collectively, the "March 1997 Settlements"). The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett brought by the states and, upon court approval, the nationwide class. On March 12, 1998, the Company and Liggett entered into additional settlements with the Attorneys General of 14 states, the District of Columbia and the U. S. Virgin Islands (the "March 1998 Settlements") and, on March 26, 1998, the Company and Liggett settled with the Attorney General of Georgia.

         As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. (For additional information concerning the Fletcher action, see Note 16 to the Company's Consolidated Financial Statements.)

         Under the March 1998 Settlements, Liggett is required to pay each of the 14 settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlements and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements.

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued with respect to the settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. (See the discussions of the tobacco litigation settlements appearing in Note 16 to the Company's Consolidated Financial Statements.)

         Other Matters. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. (For additional information concerning the proposed resolution, see Note 16 of the Company's Consolidated Financial Statements.) The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida and Texas. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

         In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

RESULTS OF OPERATIONS

                                Revenues                            Operating Income
                                --------                            ----------------
                         Year Ended December 31,                   Year Ended December 31,
                         -----------------------                   -----------------------
                     1997          1996          1995          1997           1996          1995
                   --------      --------      --------      -------       -------       --------
Liggett            $312,268      $401,062      $455,666      $ 3,688       $ 6,753       $ 24,619

Liggett-Ducat        77,115        54,160                      8,642        (6,825)

Other                   232         5,134         5,793       (4,301)       (3,855)       (16,559)
                   --------      --------      --------      -------       -------       --------

Total              $389,615      $460,356      $461,459      $ 8,029       $(3,927)      $  8,060
                   ========      ========      ========      =======       =======       ========


1997 compared to 1996

         Revenues. Consolidated revenues were $389,615 for the year ended December 31, 1997 compared to $460,356 for the year ended December 31, 1996, a decrease of $70,741 primarily due to a decline in sales of $88,794 at Liggett offset by an increase in tobacco revenues at Liggett-Ducat of $22,955. Revenues in 1996 also included real estate rental income of $2,675 and sales of microfiche products of $2,459.

         Net sales at Liggett decreased in total by 22.1% ($88,794) due primarily to a decline in unit sales volume of 30.9% ($124,029) partially offset by price increases of $23,237 and improved product mix of $11,998 (see "Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers. In the premium segment, revenues declined in 1997 by 16.4% ($20,158) to $102,440 as a result of a 21.4% decline in unit sales volume of $26,184 which was partially offset by price increases of $6,026. In the discount segment, revenues declined in 1997 by 24.6% ($68,636) to $209,828 due to a 33.8% decline in unit sales volume of $85,846 which was partially offset by price increases of $17,210. In 1997, fixed manufacturing costs on a basis comparable to 1996 were $1,428 lower although costs per thousand units increased $0.56 per thousand due to higher fixed costs per unit.

         Net sales at Liggett-Ducat increased 42.8% ($22,955) to $77,115 over 1996 due primarily to higher unit sales volume ($13,211), price increases ($5,087) and the effect of excise tax increases ($4,667).

         Gross Profit. Consolidated gross profit of $187,494 for the year ended December 31, 1997 decreased $29,529 from gross profit of $217,023 for the same period in 1996, reflecting a decrease in gross profit at Liggett of $40,305 offset by an increase at Liggett-Ducat of $11,720 for the year ended December 31, 1997 compared to the same period in the prior year. The 1997 decline in consolidated gross profit was due primarily to the decline in unit sales volume discussed above. In 1997, Liggett's premium and discount brands contributed 33.8% and 58.5%, respectively, to the Company's gross profit while Liggett-Ducat contributed 7.22%. The improved performance at Liggett-Ducat during 1997 is due to lower tobacco and material prices resulting from purchases in higher volume ($6,600) and the effect of price increases ($5,500). In 1996, Liggett's premium and discount brands contributed 34.4% and 63.9%, respectively, to the Company's gross margin and Liggett-Ducat and BML contributed .7%. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 73.0% for 1997 compared to 72.0% for 1996 with gross profit for the premium segment at 77.1% both in 1997 and 1996 and gross profit for the discount segment at 70.8% and 69.4% in 1997 and 1996, respectively. This increase is the result of the March and September 1997 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments. Gross profit margin was further reduced by restructuring charges of $407 in cost of sales in 1997. As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 17.0% for 1997 compared to 3.0% in 1996.

         Expenses. Consolidated operating, selling, general and administrative expenses were $179,465 for the year ended December 31, 1997 compared to $220,950 for the same period for the prior year, a decrease of $41,485. The decrease was due primarily to Liggett's decrease in unit sales volume with corresponding reductions in spending on promotional programs and marketing programs of $43,657 as well as reductions in administrative costs of approximately $7,000 over the prior year. Such reductions were somewhat offset by increases in legal expenses of $19,368, which includes the legal settlement discussed above of $16,421 and also reflects, in part, the end of joint defense arrangements. (Refer to Note 16 of Company's Consolidated Financial Statements.) Expenses at BOL also declined approximately $4,700 primarily due to workforce reductions at Liggett-Ducat in late 1996 and the sale of BML in January of 1997.

         Other Income (Expense). Consolidated interest expense was $61,778 for the year ended December 31, 1997 compared to $60,556 for the same period for the prior year. The increase of $1,222 relates to additional interest expense incurred as a result of deferred payments during negotiations with BGLS Noteholders (see "Capital Resources and Liquidity"). Equity in loss of affiliate in 1997 and 1996 of $27,035 and $7,211, respectively, represents the Company's proportionate share of losses from continuing operations at New Valley and the decline in value of the New Valley Class A Preferred Shares. This is partially offset by discontinued operations in which the Company reflected its portion of New Valley's income from discontinued operations which was $1,925 in 1997 and $2,385 in 1996 reflecting the Company's proportionate interest in the discontinued operations of Thinking Machines, a subsidiary of New Valley. Other income also includes the sale of assets, primarily the sale of the BML shares by BOL to New Valley in 1997 and the sale of surplus realty at Liggett and the assets of COM Products Inc. ("COM") in 1996.

         Loss from Continuing Operations. The loss from continuing operations for the year ended December 31, 1997 was $51,810 compared with a loss of $64,918 for the same period in the prior year. A tax provision of $1,123 in 1997 and $1,402 in 1996 relates to foreign income taxes at the subsidiary level.

         Other. At December 31, 1997, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $125,000 which may be subject to certain restrictions and limitations and which will generally expire in the years 2006 to 2017.

1996 compared to 1995

         Revenues. Consolidated revenues were $460,356 for the year ended December 31, 1996 compared to $461,459 for the year ended December 31, 1995, a decrease of $1,103 primarily due to a decline in sales of $54,604 at Liggett offset by an increase in tobacco revenues at Liggett-Ducat of $53,377. Results of operations for Liggett-Ducat were not included in 1995 since consolidation occurred as of December 29, 1995.

         Net sales at Liggett decreased in 1996 12.0% ($54,604) from the prior year, due primarily to a 17.9% decline in unit sales volume of $81,644, partially offset by the effects of the April 1996 list price increase of $16,975 and improved product mix of $10,065. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. Liggett experienced a significant increase in volume at the end of the fourth quarter of 1996, in part due to ongoing trade programs based on quarterly volume targets for its customers and to consumer promotional programs consisting of coupons and variable price reductions. In the premium segment, revenues declined in 1996 by 10.8% ($14,925) to $122,598 as a result of a 13.7% decline in unit sales volume ($18,893) which was partially offset by price increases of $3,968. In the discount segment, revenues declined in 1996 by 12.5% ($39,679) to $278,464 as a result of a 19.1% decline in unit sales volume ($52,640) which was partially offset by price increases of $13,007. In 1996, fixed manufacturing costs on a basis comparable to 1995 were $203 lower although costs per thousand units increased $0.29 due to higher fixed costs per unit.

         Liggett-Ducat (not included in the prior year's results) increased unit sales volume over the prior year by 8.7% to approximately 11.4 billion units and increased revenues by $9,832 driven by the expanding market in Russia.

         Gross Profit. Consolidated gross profit of $217,023 for the year ended December 31, 1996 decreased $28,249 from gross profit of $245,272 for the same period in 1995, reflecting a decrease in gross profit at Liggett of $30,089 for the year ended December 31, 1996 compared to the same period in the prior year. The 1996 decline in consolidated gross profit was due primarily to the decline in unit sales volume discussed above. In 1996, Liggett's premium and discount brands contributed 34.4% and 63.9%, respectively, to the Company's gross profit while Liggett-Ducat contributed 0.7% and BML 1.0%. This was somewhat offset by gross margin at Liggett-Ducat of $4,036 which margins were not included in the prior year's results. As a percent of revenues (excluding federal excise taxes), Liggett's gross profit decreased to 72.0% for 1996 compared to 73.2% for 1995 with gross profit for the premium segment at 77.1% and 79.7% in 1996 and 1995, respectively, and gross profit for the discount segment at 69.4% and 72.4% in 1996 and 1995, respectively. This decrease in gross profit in 1996 is the result of increased tobacco costs due to reduced worldwide supply of tobacco, and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the April 1996 list price increase. Gross profit for 1995 was also reduced by an accrual of approximately $4,900 for the United States Department of Agriculture ("USDA") domestic marketing assessment. See Note 16 to the Company's Consolidated Financial Statements.

         Expenses. Consolidated operating, selling, general and administrative expenses were $220,950 for the year ended December 31, 1996 compared to $237,212 for the same period for the prior year, a decrease of $16,262. The decrease was due primarily to Liggett's decrease in sales volume with corresponding reductions in spending on promotional programs ($4,682) offset by charges for restructuring of $3,428 for severance programs ($132 of which is included in cost of sales). The anticipated savings of the restructuring related primarily to reduced payroll and benefits expenses in future periods. Of the total restructuring expense recorded during 1996, $1,416 was funded during 1996 and $2,012 remained to be funded in subsequent years. In addition, corporate expenses, primarily legal fees, decreased by approximately $4,000. In 1995, expenses increased due to increased spending on trade and promotional programs and the accrual of approximately $4,000 for the settlement of certain tobacco litigations with the Attorneys General of certain states. See Note 16 to the Company's Consolidated Financial Statements.

         Other Income (Expense). Consolidated interest expense was $60,556 for the year ended December 31, 1996 compared to $57,505 for the same period for the prior year. The increase of $3,051 relates to interest expense at Liggett-Ducat not reflected in the prior year's consolidation, increased interest accrued for the USDA domestic marketing assessment expense at Liggett partially offset by redemption of $7,000 of the Liggett Senior Secured Notes (the "Liggett Series B Notes") and an increase in interest expense at corporate due to an increase in outstanding indebtedness of approximately $9,000. Equity in loss of affiliate of $7,211 in 1996 represents the Company's proportionate share of losses from continuing operations at New Valley. This is partially offset by discontinued operations in which the Company reflected its portion of New Valley's loss from discontinued operations ($1,591) and the gain on disposal ($3,976). In 1995, equity in earnings of affiliate was $678 with income from discontinued operations of $2,860 and gains in discontinued operations of $18,369 attributable to New Valley. Other income in 1996 includes the sale of assets of COM and the sale of surplus realty at Liggett as a result of which the Company realized gains of $3,047 and $3,669, respectively.

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


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $2,813 and decreased $1,429 and $906 for the twelve months ended December 31, 1997, 1996 and 1995, respectively.

         Net cash used in operations in 1997 was $25,063 compared to cash used in 1996 of $3,705 primarily due to decreases in trade payables, promotional spending and taxes payable offset by decreasing trade receivables, decreased inventories and increasing in corporate accruals for interest charges.

         Net cash used in operations in 1996 of $3,705 was lower than cash used in 1995 of $22,986, primarily due to the declining sales volume at Liggett resulting in lower working capital requirements, decreasing trade receivables and increases in accrual of promotional expense. This is compared to net cash used in 1995 of $22,986, primarily the impact of non-cash adjustments relating to discontinued operations and an increase in inventory levels. Such effects on the uses of cash were offset by an increase in liabilities for various legal settlements, debt issuance costs and unearned revenue.

         Net cash provided by investing activities in 1997 of $36,327 was principally due to the sale of BML by BOL for $55,000 on January 30, 1997 and the sale of used equipment by Liggett offset by capital expenditures of $20,142 principally costs for construction and equipment by Liggett-Ducat for the new cigarette factory in Russia. This is compared to net cash used in investing activities in 1996 of $4,279 which was principally due to continuing capital expenditures for real estate development in Russia of $29,800 by BML and expenditures at Liggett of $4,300 for equipment modernization partially offset by dividends received from New Valley on the Class A Preferred Shares held by the Company and the proceeds from the sale of assets at both Liggett and the Company.

         Net cash provided by investing activities was $66,874 for the year ended December 31, 1995. In the year ended December 31, 1995, cash was provided through dividends from New Valley on the Class A Preferred Shares of $61,832, the redemption of SkyBox preferred stock for $4,000 and the sale of the SkyBox common stock for $9,282. These amounts were offset by capital expenditures, particularly for building improvements related to real estate development by BML in Russia.

         Net cash used in financing activities of $8,532 in 1997 was comprised of repurchase of $7,500 principal amount of Liggett Notes, repayment of credit facilities in Russia, repayments of Liggett's revolving credit facility (the "Facility") and distributions on the Company's common stock partially offset by proceeds from credit facilities in Russia and proceeds from the Facility at Liggett.

         Net cash provided by financing activities in 1996 was $6,680, primarily due to bank loans for Russian real estate development, the sale by BGLS of additional 15.75% Series A Senior Secured Notes Due 2001 (the "Series A Notes") later exchanged for the 15.75% Series B Senior Secured Notes Due 2001 (the "Series B Notes") and an increase in borrowings under Liggett's Facility. Cash provided was offset by redemption of BGLS' 16.125% Senior Subordinated Reset Notes Due 1997 (the "Reset Notes"), a decrease in the cash overdraft and distributions to the Company's stockholders of $4,162.

         Cash used in financing activities in 1995 was $44,794 reflecting the redemption of BGLS' Series 1 Senior Secured Notes on June 12, 1995 in the amount of $23,594, repayments and redemptions of Liggett's long-term debt of $7,983, repayments under Liggett's revolver of $3,830, distributions by the Company of $5,475 to stockholders and a decrease in cash overdraft of $594 partially offset by proceeds from debt of $2,568.

         Liggett. Liggett had a net capital deficiency of $192,857 as of December 31, 1997, is highly leveraged and has substantial near-term service requirements. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see "Recent Developments in the Cigarette Industry - Legislation and Litigation") and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation its debt covenants, including covenants limiting the maximum permitted adjusted net worth and net working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes' Indenture or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements.

         The Liggett Series B Notes ($150,000) and Liggett C Notes ($32,279) issued in 1992 and in 1994, respectively, pay interest semiannually at an annual rate of 11.5% and 19.75%, respectively. The Liggett Notes required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding accounts receivable and inventory. Eve is guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At December 31, 1997, Liggett was in compliance with all debt covenants under the Liggett Notes' Indenture.

         On January 30, 1998, Liggett obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provide, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. In addition, the amendments prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and tighten restrictions on the disposition of proceeds of asset sales. The Company and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes. (Refer to Note 9 to the Company's Consolidated

Financial Statements.) At maturity, the Liggett Notes will require a principal payment of $144,891. Based on Liggett's results of operations for 1997, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments.

         Liggett also has a $40,000 revolving credit facility expiring March 8, 1999 (the "Facility"), under which $23,428 was outstanding at December 31, 1997. On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At December 31, 1997, this amount is classified in other assets on the balance sheet. Availability under the Facility was approximately $7,728 based on eligible collateral at December 31, 1997. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 10% at December 31, 1997. The Facility contains certain financial covenants similar to those contained in the Liggett Notes' Indenture including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April
8, 1998, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1997, Liggett was in compliance with all covenants under the Facility.

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

         The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to the claim or claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation. (See "Recent Development in the Cigarette Industry - Legislation, Regulation and Litigation" and "--Settlements" above and Note 16 to the Company's Consolidated Financial Statements.)

         The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against the Company and Liggett. It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any such pending litigation.

         BGLS. At December 31, 1997, BGLS' long-term debt was approximately $233,664.

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

         The exchange offer closed on January 30, 1996. All $91,179 of the Series 2 Notes and $125,495 of the Subordinated Debentures were exchanged. In addition, BGLS cancelled all of the Subordinated Debentures ($13,705) held by the Company. Subordinated Debentures in the amount of $800 remained outstanding and were paid at maturity on April 1, 1998. As part of the exchange offer, substantially all of the covenants and events of default were eliminated pertaining to the Subordinated Debentures.

         Holders of Reset Notes did not exchange, and the Reset Notes were redeemed on March 29, 1996 for a total amount of $5,785, including premium, together with accrued interest of $452. On March 7, 1996, an additional $7,397 face amount of Series A Notes were sold for $6,300 including accrued interest with the proceeds being used for the redemption of the Reset Notes.

         Pursuant to a registered exchange offer, holders of the Series A Notes exchanged all of the $107,373 outstanding principal amount for an equal principal amount of Series B Notes. The exchange closed March 21, 1996. BGLS has cancelled all the Series A Notes.

         The new Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The BGLS Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the Series B Notes remain outstanding), limit additional indebtedness of BGLS to $10,000, limit guarantees of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period ended July 31, 1996 when interest was payable at 13.75% from October 1, 1995 to January 30, 1996 and at 15.75% from January 31, 1996 through July 31, 1996.

         The Company recorded an extraordinary charge of approximately $9,700 for the year ended December 31, 1995 relating to the exchanged debt securities discussed above.

         On March 5, 1998, BGLS entered into the Standstill Agreement whereby the Apollo Holders agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. (See "Recent Developments - Standstill Agreement".)

         BOL. On January 31, 1997, BOL sold its 99.1% interest in BML to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, which was paid during 1997. (See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.".)

         In October 1995, Liggett-Ducat entered into a loan agreement with a Russian bank to borrow up to $20,400 to fund real estate development. The Company guaranteed the payment of the note. In December 1996, the loan was assigned by Liggett-Ducat to BML which has pledged Ducat Place II, the second phase of BML's Ducat Place real estate development, as collateral for the loan. On January 31, 1997, New Valley purchased BOL's 99.1% interest in BML and indemnified the Company and its subsidiaries with respect to the loan. BML paid the balance of the loan in full during the third quarter 1997.

         Liggett-Ducat is building a new cigarette factory on the outskirts of Moscow. The new factory, which will utilize Western cigarette making technology and have a capacity of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty has agreed to acquire for $20,000 a 30% profits interest in a company organized by BOL which will, among other things, acquire an interest in the manufacturing facility. (See "Recent Developments - New Valley".) In addition, BOL has entered into equipment purchases of approximately $35,400, of which $28,800 will be financed over five years beginning in 1998. The Company is a guarantor of one of the purchases for which the remaining obligation is approximately $7,000.

         The Company. Prior to the 1995 exchange offer, the Company had substantial near-term consolidated debt service requirements, with aggregate required principal payments of $318,106 due in the years 1995 through 1998. As a result of the 1995 exchange offer, the redemption of the Reset Notes in 1996 and the sale of the BML shares to New Valley in January 1997 and the 1998 Liggett restructuring, the Company has decreased its scheduled debt maturities to $6,427 due in the year 1998; approximately $5,000 of this debt relates to credit lines established by Liggett-Ducat. Liggett has a payment at maturity on February 1, 1999 of approximately $145,000. The Company believes that it will continue to meet its liquidity requirements through 1998, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At December 31, 1997, the remaining amount available through December 31, 1998 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by BGLS' Series B Notes Indenture) is $11,086. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1998 for current operations include debt service estimated at $30,715, dividends on the Company's shares (currently at an annual rate of approximately $6,100) and corporate expense. The Company anticipates funding 1998 current operations and long-term growth with the proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries of approximately $3,600 and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency and recent losses from continuing operations. The Indenture for BGLS' Series B Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated April 3, 1998, and quarterly financial results are set forth beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEMS 10, 11, 12 AND 13.

         The information called for by Items 10, 11, 12 and 13 with respect to the Company will be contained in the Company's definitive Proxy Statement for its 1998 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

         Such information with respect to BGLS is omitted due to the fact that BGLS meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)  INDEX TO 1997 CONSOLIDATED FINANCIAL STATEMENTS:

         The Company's Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated April 3, 1998, appears beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.


         (A)(2)  FINANCIAL STATEMENT SCHEDULES:


Schedule II - Valuation and Qualifying Accounts .................   Page F-53

         (A)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of the report on Form 10-K:

                                INDEX OF EXHIBITS

                EXHIBIT
                  NO.                                 DESCRIPTION
               ----------    --------------------------------------------------------------------

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

               EXHIBIT
                 NO.                            DESCRIPTION
               -----------   -------------------------------------------------------
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

                * 4.5        Standstill Agreement and Consent, dated as of
                             August 28, 1997, among BGLS, AIF II, L.P., Artemis
                             America Partnership and Tortoise Corp.
                             (incorporated by reference to exhibit 99.2 in the Company's Form 8-K dated August 29, 1997,
                             Commission No. 1-5759).

                * 4.6        Standstill Agreement, dated as of March 3,
                             1998, among BGLS and AIF II, L.P. ("AIF II") and
                             Artemis America Partnership ("AAP" and
                             collectively, with AIF, the "Apollo Holders")
                             (incorporated by reference to exhibit 10.1 in the Company's Form 8-K dated March 2, 1998, Commission
                             File No. 1-5759).

                * 4.7 Limited Recourse Guarantee Agreement, dated as of March 2, 1998, made by Brooke (Overseas) Ltd.
                             ("BOL") for the benefit of the Apollo Holders
                             (incorporated by reference to exhibit 10.8 in the Company's Form 8-K dated March 2, 1998, Commission
                             File No. 1-5759).

               EXHIBIT
                 NO.                            DESCRIPTION
              --------       ----------------------------------------------------
                * 4.8        Pledge Agreement, dated as of March 2, 1998,
                             between BOL and AIF (incorporated by reference to
                             exhibit 10.9 in the Company's Form 8-K dated March
                             2, 1998, Commission File No. 1-5759).

                * 4.9 Pledge Agreement, dated as of March 2, 1998, between BOL and AAP (incorporated by reference to exhibit 10.10 in the Company's Form 8-K dated March
                             2, 1998, Commission File No. 1-5759).

               *  4.10       Indenture, dated April 1, 1988, between BGLS
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

               * 4.11        First Supplemental Indenture, dated September
                             4, 1990, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(f) in the Company's Form
                             10-K for the year ended December 31, 1990, Commission File No. 1-5759).

               * 4.12        Second Supplemental Indenture, dated November 19, 1990,
                             to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by
                             reference to exhibit 4(g) in the Company's Form
                             10-K for the year ended December 31, 1990,
                             Commission File No. 1-5759).

               * 4.13        Third Supplemental Indenture, dated November
                             19, 1990, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(i) in the Company's Form
                             10-K for the year ended December 31, 1990, Commission File No. 1-5759).

               * 4.14        Fourth Supplemental Indenture, dated October
                             22, 1993, to the 14.5% Debenture Indenture, between
                             BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(y) in the Company's Form
                             10-Q for the quarter ended September 30, 1993, Commission File No. 1-5759).

               * 4.15 Fifth Supplemental Indenture, dated January 18, 1995, to the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee (incorporated by reference to exhibit 4(e) in the Company's Form
                             10-K for the year ended December 31, 1994, Commission File No. 1-5759).

               * 4.16        Sixth Supplemental Indenture, dated as of
                             January 26, 1996, to the 14.5% Debenture Indenture, between BGLS and First Trust, as Trustee
                             (incorporated by reference to exhibit 4.13 in BGLS'
                             Registration Statement on Form S-4 dated December
                             19, 1995, Commission File No. 33-80593).

               EXHIBIT
                 NO.                                 DESCRIPTION
            -----------      -----------------------------------------------------------------
               * 4.17        Indenture, dated February 14, 1992, among Liggett Group Inc.
                             ("Liggett"), Eve Holdings Inc. ("Eve") and Bankers Trust
                             Company, as Trustee ("Bankers Trust"), including the Forms of
                             Series A Notes and Series B Notes and the Guaranty thereon
                             (the "Liggett Indenture") (incorporated by reference to exhibit
                             4(m) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

               * 4.18 First Supplemental Indenture, dated January 26, 1994, including the Form of Series C Variable
                             Rate Senior Secured Note and the Guaranty thereon
                             (incorporated by reference to exhibit 4.2 in Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-75224).

               * 4.19        Second Supplemental Indenture and Amendment to
                             Series B and Series C Senior Secured Notes, dated as of January 30, 1998, between Liggett, Eve and
                             Bankers Trust (incorporated by reference to exhibit
                             99.2 in the Company's Form 8-K dated February 2,
                             1998, Commission File No. 1-5759).

               * 4.20 Security Agreement, dated February 14, 1992, among Liggett, Eve and Bankers Trust (the "Security
                             Agreement") (incorporated by reference to exhibit
                             4(n) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

               * 4.21        Amendment No. 1 to the Security Agreement, dated January
                             26, 1994 (incorporated by reference to exhibit 4.4
                             in Liggett's Registration Statement on Form S-1,
                             Commission File
                             No. 33-75224).

               * 4.22        Amendment No. 2 to Security Agreement, dated as of January 30,
                             1998, among Liggett, Eve and Bankers Trust (incorporated by reference to exhibit 99.3 in the Company's Form 8-K dated February
                             2, 1998, Commission File No. 1-5759).

               * 4.23 Deed of Trust and Assignment of Rents, Leases and Leasehold Interests, dated February 14, 1992, by Liggett to Bankers Trust relating to each of the Virginia and North Carolina properties (the "Deed of Trust") (incorporated by reference to exhibit
                             4(o) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

               * 4.24        Amendment No. 1 to the Deed of Trust (North Carolina),
                             dated January 26, 1994 (incorporated by reference to exhibit
                             4.6 in Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-75224).

               * 4.25        Amendment No. 1 to the Deed of Trust (Virginia), dated
                             January 26, 1994 (incorporated by reference to exhibit 4.7 in
                             Liggett's Registration Statement on Form S-1, Commission File
                             No. 33-75224).

               EXHIBIT
                 NO.                         DESCRIPTION
               ------------- -----------------------------------------------------
               * 4.26        Pledge Agreement, dated as of January 30, 1998,
                             among BOL and Bankers Trust (incorporated by
                             reference to exhibit 99.6 in the Company's Form 8-K
                             dated February 2, 1998, Commission
                             File No. 1-5759).

               *  4.27       Loan and Security Agreement, dated as of March 8, 1994,
                             in the amount of $40,000,000 between
                             Liggett and Congress Financial Corporation
                             (incorporated by reference to exhibit 10(xx) in the
                             Company's Form 10-K for the year ended December 31,
                             1993, Commission File No. 1-5759).

               * 4.28        First Amended Joint Chapter 11 Plan or Reorganization for
                             New Valley Corporation ("New Valley") dated September 27,
                             1994, Notice of Modification of the First Amended Joint
                             Chapter 11 Plan of Reorganization dated October 20, 1994 and
                             Plan Amendment dated October 28, 1994, as confirmed by
                             the United States Bankruptcy Court for the District of New
                             Jersey, Newark Division, on November 1, 1994 (incorporated by reference to exhibit 2 in New Valley's Form 10-Q for the
                             quarter ended September 30, 1994, Commission File No. 1-2493).

               * 4.29        Order Confirming First Amended Joint Chapter 11
                             Plan of Reorganization for New Valley entered by the Bankruptcy Court on November 1, 1994
                             (incorporated by reference to exhibit 99(b) in New
                             Valley's Form 10-Q for the quarter ended September
                             30, 1994, Commission File No. 1-2493).

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

               EXHIBIT
                 NO.                           DESCRIPTION
             ---------       ----------------------------------------------------
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

               * 10.8 Tax-Sharing Agreement, dated June 29, 1990, among the Company, Liggett and certain other entities (incorporated by reference to exhibit
                             10.12 in Liggett's Registration Statement on Form
                             S-1, Commission File No. 33-47482).

               * 10.9 Lease with respect to Liggett's distribution center in Durham, North Carolina, including letter agreement extending term of Lease (incorporated by reference to exhibit 10.15 in Liggett's
                             Registration Statement on Form S-1, Commission File
                             No. 33- 47482).

               * 10.10 Tax Indemnity Agreement, dated as of October 6, 1993, among the Company, Liggett and certain other entities (incorporated by reference to exhibit 10.2 in SkyBox International Inc.'s Form
                             10-Q for the quarter ended September 30, 1993, Commission File No. 0-22126).

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

               * 10.13       Agreement among BGLS, the Company and High
                             River Limited Partnership ("High River"), dated
                             October 17, 1995 (incorporated by reference to exhibit 10(b) in the Company's Form 10-Q for the quarter ended September 30, 1995, Commission File
                             No. 1-5759).

               EXHIBIT
                 NO.                          DESCRIPTION
               -------       -----------------------------------------------------
               * 10.14       Letter Agreement among BGLS, the Company and
                             High River dated November 5, 1995 (incorporated by
                             reference to exhibit 10(a) in the Company's Form
                             10-Q for the quarter ended September 30, 1995,
                             Commission File No. 1-5759).

               * 10.15 Agreement between New Valley and the Company, dated as of December 27, 1995 (incorporated by reference to exhibit 10.19 in BGLS' Registration
                             Statement on Form S-4 dated December 19, 1995,
                             Commission File No. 33-80593).

               * 10.16       Expense Sharing Agreement, dated as of
                             January 18, 1995, between the Company and New
                             Valley (incorporated by reference to exhibit 10(d) in the Company's Form 10-Q for the quarter ended
                             September 30, 1995, Commission File No. 1-5759).

               * 10.17       Stock Option Agreement, dated January 25,
                             1995, between the Company and Howard M. Lorber
                             (incorporated by reference to exhibit 10(g) in the Company's Form 10-K for the year ended December 31,
                             1994, Commission File No. 1-5759).

               * 10.18       Agreement among New Valley, ALKI and High
                             River, dated October 17, 1995 (the "High River
                             Agreement") (incorporated by reference to exhibit
                             10(d) in New Valley's Form 10-Q for the quarter ended September 30, 1995, Commission File No.
                             1-2493).

               * 10.19 Letter Amendment, dated October 17, 1995, to the High River Agreement (incorporated by reference to exhibit 10(e) in the New Valley's Form 10-Q for the quarter ended September 30, 1995, Commission
                             No. 1-2493).

               * 10.20 Letter Amendment, dated November 5, 1995, to the High River Agreement (incorporated by reference to exhibit 10(f) in New Valley's Form 10-Q for the quarter ended September 30, 1995, Commission File
                             No. 1-2493).

               * 10.21 Agreement of Termination, dated June 5, 1996, between New Valley, ALKI, High River, the Company and BGLS (incorporated by reference to exhibit 16 in the Schedule 13D filed by, among others, the Company with the Commission on March 11,1966, as amended, with respect to the common stock of RJR
                             Nabisco Holdings Corp. (the "Schedule 13D")).

               * 10.22 Amended and Restated Consulting Agreement, dated as of March 1, 1996, between the Company and Howard M. Lorber (the "Lorber Consulting
                             Agreement") (incorporated by reference to exhibit
                             10.25 in the Company's Form 10-K for the year ended
                             December 31, 1995, Commission File No. 1-5759).

               EXHIBIT
                 NO.                           DESCRIPTION
               -------       ----------------------------------------------------------------
                 10.23       Amendment dated January 1, 1998 to the Lorber Consulting
                             Agreement.

               * 10.24 Settlement Agreement, dated March 12, 1996, by and between Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne
                             Castano, et al. v. The American Tobacco Company,
                             Inc. et al., Civil No. 94-1044, United States
                             District Court for the Eastern District of
                             Louisiana, for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett, as supplemented by the letter agreement dated March 14, 1996 (the "Settlement Agreement")
                             (incorporated by reference to exhibit 13 in the Schedule 13D).

               * 10.25       Addendum to Settlement Agreement (incorporated by reference to exhibit 10.30 in the Company's Form 10-K/A No. 1 for the year ended December 31, 1996, Commission File No. 1-5759).

               * 10.26 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of
                             Massachusetts, and State of Louisiana, the Company and Liggett (incorporated by reference to exhibit
                             15 in the Schedule 13D).

               * 10.27       Addendum to Initial States Settlement Agreement (incorporated by reference to exhibit 10.43 in the Company's Form
                             10-Q for the quarterly period ended March 31, 1997,
                             Commission File No. 1-5759).

               * 10.28 Settlement Agreement, dated March 20, 1997, by and among the States listed in Appendix A thereto, the Company and Liggett (incorporated by reference to exhibit 10.40 in the Company's Form 10-K for the year ended December 31, 1996).

               * 10.29 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke Group
                             Ltd., et al., for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett (incorporated by reference to exhibit 10.41 in the Company's Form 10-K for the year ended
                             December 31, 1996).

               * 10.30 Settlement Agreement, dated April 14, 1997, by and among the State of California, the Company and Liggett (incorporated by reference to exhibit
                             10.44 in the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-5759).

               * 10.31 Settlement Agreement, dated May 6, 1997, by and between the State of Alaska, the Company and Liggett (incorporated by reference to exhibit 10.44 in the Company's Form 10-Q for the quarter ended
                             March 31, 1997, Commission File No. 1-5759).

               EXHIBIT
                 NO.                              DESCRIPTION
               --------      -----------------------------------------------------------------
               * 10.32       Class Settlement Agreement, dated May 15, 1997, by and
                             between the named and representative plaintiff in Earl William
                             Walker, et. al., v. Liggett Group Inc., et. al., for himself and on behalf of the plaintiff settlement class, and the Company and
                             Liggett (incorporated by reference to exhibit 10.1 in the
                             Company's Form 10-Q for the quarter ended June 30, 1997,
                             Commission File No. 1-5759).

               * 10.33 Settlement Agreement, dated June 9, 1997, by and between the State of Oregon and the Company and Liggett (incorporated by reference to exhibit 10.2 in the Company's Form 10-Q for the quarter ended
                             September 30, 1997, Commission File No. 1-5759).

               * 10.34 Settlement Agreement, dated September 15, 1997, by and among the State of Nevada and the Company and Liggett (incorporated by reference to exhibit 10.1 in the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File
                             No.1-5759).

                 10.35 Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, the Company and Liggett.

               * 10.36       Stock Purchase Agreement, dated April 3, 1996, among
                             Liggett-Ducat Ltd. ("Liggett-Ducat"), Belgrave
                             Limited ("Belgrave"), Eduard Z. Nakhamkin
                             ("Nakhamkin") and BOL (incorporated by reference to exhibit 10.28 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No.
                             1-5759).

               * 10.37 Consulting Agreement, dated April 3, 1996, among BOL, Belgrave and Nakhamkin (incorporated by reference to exhibit 10.29 in the Company's Form
                             10-K for the year ended December 31, 1995, Commission File No. 1-5759).

               * 10.38 Pledge Agreement, dated April 3, 1996, between BOL and Belgrave (incorporated by reference to exhibit
                             10.30 in the Company's Form 10-K for the year ended
                             December 31, 1995, Commission File No. 1-5759).

               * 10.39 Stock Option Agreement, dated December 16, 1996, between the Company and Howard M. Lorber
                             (incorporated by reference to exhibit 10.34 in the Company's Form 10-K for the year ended December 31,
                             1996, Commission File No. 1-5759.

               * 10.40       Letter Agreement dated September 5, 1996 between
                             Ronald S. Fulford and Liggett (incorporated by reference to exhibit 10.23 in Liggett's Form
                             10-K for the year ended December 31, 1996, Commission File No. 33-75224).

               * 10.41       Stock Option Agreement, dated January 1, 1997, between
                             the Company and Richard J. Lampen (incorporated by
                             reference to exhibit 10.35 in the Company's Form
                             10-K for the year ended December 31, 1996).

               EXHIBIT
                 NO.                                 DESCRIPTION
              --------       --------------------------------------------------------------
               * 10.42       Stock Option Agreement, dated January 1, 1997, between the
                             Company and Marc N. Bell (incorporated by reference to
                             exhibit 4.3 in the Company's Registration Statement on Form S-8
                             (No. 333-24217).

                 10.43       Stock Option Agreement, dated January 1, 1998, between the
                             Company and Joselynn D. Van Siclen.

               * 10.44       Promissory Note of New Valley dated January 31, 1997 in favor of BOL (incorporated by reference to exhibit 10.1 in the
                             New Valley Form 8-K).

               * 10.45 Pledge Agreement dated as of January 31, 1997 entered into by and between BOL and New Valley
                             (incorporated by reference to exhibit 10.2 in the New Valley Form 8-K).

               * 10.46 Use Agreement dated as of January 31, 1997, entered into by and between BML and Liggett-Ducat
                             Joint Stock Company (incorporated by reference to exhibit 10.3 in the New Valley Form 8-K).

               * 10.47       Stock Purchase Agreement, dated as of January 16, 1998,
                             by and between the Company and High River Limited
                             Partnership (incorporated by reference to the
                             Company's Form 8-K dated January 16, 1998,
                             Commission File No. 5759).

               * 10.48       Commitment, Contribution and Subordination
                             Agreement, dated as of January 30, 1998, by Liggett, the Company, BGLS, BOL and Bankers Trust
                             (incorporated by reference to exhibit 99.4 in the Company's Form 8-K dated February 2, 1998,
                             Commission File No. 1-5759).

               * 10.49       Registration Rights Agreement, dated as of
                             January 30, 1998, among the Company and the holders of record of the shares of the Company's common stock referred to therein (incorporated by reference to exhibit 99.5 in the Company's Form 8-K dated February 2, 1998, Commission File No.
                             1-5759).

               * 10.50 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AIF (incorporated by reference to exhibit 10.2 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

               * 10.51 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AAP (incorporated by reference to exhibit 10.3 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

               * 10.52 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AIF (incorporated by reference to exhibit 10.4 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

               EXHIBIT
                 NO.                           DESCRIPTION
               -------      ------------------------------------------------------
               * 10.53       Warrant to purchase common stock of the
                             Company, dated March 2, 1998, issued to AAP
                             (incorporated by reference to exhibit 10.5 in the
                             Company's Form 8-K dated March 2, 1998, Commission
                             File No. 1-5759).

               * 10.54       Registration Rights Agreement, dated as of
                             March 2, 1998, among the Company and the Apollo
                             Holders (incorporated by reference to exhibit 10.6 in the Company's Form 8-K dated March 2, 1998,
                             Commission File No. 1-5759).

               * 10.55       Registration Rights Agreement, dated as of
                             March 2, 1998, among the Company and the Apollo
                             Holders (incorporated by reference to exhibit 10.7 in the Company's Form 8-K dated March 2, 1998,
                             Commission File No. 1-5759).

                 10.56 Stock Option Agreement, dated as of March 12, 1998, by and between the Company and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel
                             R. Benson.

                    21       Subsidiaries of the Company.

                  23.1       Consent of Coopers & Lybrand L.L.P. relating to the Company's
                             Registration Statements on Form S-3 (No. 33-38869 and
                             No. 33-63119) and Form S-8 (No. 333-24217).

                  23.2       Consent of Arthur Anderson LLP relating to the Company's
                             Registration Statements on Form S-3 (No. 33-38869 and
                             No. 33-63119) and Form S-8 (No. 333-24217).

                  27.1       Financial Data Schedule of the Company.

                  27.2       Financial Data Schedule of BGLS.

                  99.1       Material Legal Proceedings

                  99.2       Liggett Group Inc.'s Consolidated Financial
                             Statements for the fiscal year ended December 31, 1997.

                  99.3 New Valley Holdings, Inc.'s Financial Statements for the fiscal year ended December 31, 1997.

                  99.4       Brooke (Overseas) Ltd.'s Consolidated Financial
                             Statements for the fiscal year ended December 31, 1997.


-------------------

   * Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.40, 10.41, 10.42 and 10.43.

                  (B)     REPORTS ON FORM 8-K:

         The Company filed the following reports on Form 8-K during the fourth quarter of 1997:

                                                                                       FINANCIAL
                         DATE                            ITEMS                         STATEMENTS
                         ----                            -----                         ----------
            1.   November 26, 1997                        5, 7                            None

            2.   December 17, 1997                        5, 7                            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BROOKE GROUP LTD.
                                (REGISTRANT)


                                By:  /s/ Joselynn D. Van Siclen
                                     ----------------------------------
                                     Joselynn D. Van Siclen
                                     Vice President and
                                     Chief Financial Officer


Date:    April 8, 1998



                                BGLS INC.
                                (REGISTRANT)


                                By:  /s/ Joselynn D. Van Siclen
                                     ----------------------------------
                                     Joselynn D. Van Siclen
                                     Vice President and
                                     Chief Financial Officer


Date:    April 8, 1998

                                POWER OF ATTORNEY

         The undersigned directors and officers of Brooke Group Ltd. and BGLS Inc. hereby constitute and appoint Richard J. Lampen, Joselynn D. Van Siclen and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 8, 1998.

                      SIGNATURE                                 TITLE


         /s/ Bennett S. LeBow
         ---------------------------------
         Bennett S. LeBow                             Chairman of the Board, President
                                                      and Chief Executive Officer
                                                      (Principal Executive Officer)

         /s/ Joselynn D. Van Siclen
         ---------------------------------
         Joselynn D. Van Siclen                       Vice President and Chief
                                                      Financial Officer
                                                      (Principal Financial Officer and
                                                      Principal Accounting Officer)

         /s/ Robert J. Eide
         ---------------------------------
         Robert J. Eide                               Director

         /s/ Jeffrey S. Podell
         ---------------------------------
         Jeffrey S. Podell                            Director

                                BROOKE GROUP LTD.
                                    BGLS INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997
                      ITEMS 8, 14(a) (1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

         Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:

                                                                                                   Page
FINANCIAL STATEMENTS:                                                                              ----
--------------------
          Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements

          Reports of Independent Accountants.................................................       F-3
          Brooke Group Ltd. Consolidated Balance Sheets as of December 31, 1997 and 1996            F-5
          BGLS Inc. Consolidated Balance Sheets as of December 31, 1997 and 1996.............       F-6
          Brooke Group Ltd. Consolidated Statements of Operations for the years ended
              December 31, 1997, 1996 and 1995...............................................       F-7
          BGLS Inc. Consolidated Statements of Operations for the years ended December
              31, 1997, 1996 and 1995........................................................       F-8
          Brooke Group Ltd. Consolidated Statements of Stockholders' Equity (Deficit) for the
              years ended December 31, 1997, 1996 and 1995...................................       F-9
          BGLS Inc. Consolidated Statements of Stockholder's Equity (Deficit) for the years
              ended December 31, 1997, 1996 and 1995.........................................      F-10
          Brooke Group Ltd. Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995...............................................      F-11
          BGLS Inc. Consolidated Statements of Cash Flows for the years ended December
              31, 1997, 1996 and 1995........................................................      F-13
          Notes to Consolidated Financial Statements.........................................      F-15

          FINANCIAL STATEMENT SCHEDULE:

          Schedule II -- Valuation and Qualifying Accounts...................................      F-53

          Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Company's Consolidated Financial Statements or accompanying Notes.

          New Valley Corporation

          Reports of Independent Accountants.................................................      F-54
          Consolidated Balance Sheets as of December 31, 1997 and 1996.......................      F-55
          Consolidated Statements of Operations for the years ended December 31, 1997,
              1996 and 1995..................................................................      F-56
          Consolidated Statements of Changes in Shareholders' Equity for the years ended
              December 31, 1997, 1996 and 1995...............................................      F-58
          Consolidated Statements of Cash Flows for the years ended December 31, 1997,
              1996 and 1995..................................................................      F-59
          Notes to Consolidated Financial Statements.........................................      F-61

         Liggett Group Inc.

         The consolidated financial statements of Liggett Group Inc. are incorporated herein by reference from Liggett Group Inc.'s Form 10-K for the year ended December 31, 1997, and are filed as exhibit 99.2 to this report.

         New Valley Holdings, Inc.

         The financial statements of New Valley Holdings, Inc. are filed as exhibit 99.3 to this report and are incorporated herein by reference.

        Brooke (Overseas) Ltd.

        The consolidated financial statements of Brooke (Overseas) Ltd. are filed as exhibit 99.4 to this report and are incorporated herein by reference.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Brooke Group Ltd. and BGLS Inc.


We have audited the accompanying consolidated balance sheets of Brooke Group Ltd. and Subsidiaries (the "Company") and BGLS Inc. and Subsidiaries ("BGLS") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's and BGLS's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brooke Group Ltd. and Subsidiaries and BGLS Inc. and Subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


Miami, Florida
April 8, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Brooke Group Ltd. and BGLS Inc.


Our report on the consolidated financial statements of Brooke Group Inc. and Subsidiaries and BGLS Inc. and Subsidiaries is included on Page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on Page F-53 on this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Miami, Florida
April 8, 1998

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                                             December 31,    December 31,
                                                                                                1997             1996
                                                                                             ------------    ------------
ASSETS:

Current assets:
  Cash and cash equivalents .........................................................        $   4,754       $   1,941
  Accounts receivable - trade .......................................................           10,462          19,475
  Other receivables .................................................................            1,239           1,217
  Receivables from affiliates .......................................................            1,978              47
  Inventories .......................................................................           39,312          53,691
  Other current assets ..............................................................           10,240           4,181
                                                                                             ---------       ---------
    Total current assets ............................................................           67,985          80,552

Property, plant and equipment, at cost, less accumulated
  depreciation of $33,187 and $31,047 ...............................................           45,943          80,282
Intangible assets, at cost, less accumulated amortization
  of $19,302 and $17,457 ............................................................            2,610           4,421
Investment in affiliate .............................................................                            3,051
Other assets ........................................................................            9,922           9,371
                                                                                             ---------       ---------
    Total assets ....................................................................        $ 126,460       $ 177,677
                                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ...............................        $   6,429       $  55,242
  Accounts payable ..................................................................           10,461          32,017
  Due to affiliates .................................................................            1,226             990
  Dividends payable .................................................................                            1,387
  Cash overdraft ....................................................................              945               6
  Accrued promotional expenses ......................................................           26,993          30,257
  Accrued taxes payable .............................................................           19,998          26,379
  Accrued interest ..................................................................           39,782          24,354
  Other accrued liabilities .........................................................           34,670          33,831
                                                                                             ---------       ---------
    Total current liabilities........................................................          140,504         204,463

Notes payable, long-term debt and other obligations, less current portion ...........          399,835         378,243
Noncurrent employee benefits ........................................................           29,366          25,220
Other liabilities ...................................................................           45,152          24,740

Commitments and contingencies........................................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares
  Series G Preferred Stock, 2,184,834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share
  Common stock, par value $0.10 per share, authorized 40,000,000
    shares, issued 24,998,043 shares, outstanding 18,097,096 ........................            1,850           1,850
  Additional paid-in capital ........................................................           88,290          94,169
  Deficit ...........................................................................         (538,791)       (490,706)
  Other .............................................................................           (5,607)        (27,963)
  Less:  6,900,947 shares of common stock in treasury, at cost ......................          (34,139)        (32,339)
                                                                                             ---------       ---------
      Total stockholders' equity (deficit) ..........................................         (488,397)       (454,989)
                                                                                             ---------       ---------

      Total liabilities and stockholders' equity (deficit) ..........................        $ 126,460       $ 177,677
                                                                                             =========       =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars In Thousands, Except Per Share Amounts)




                                                                                            December 31,     December 31,
                                                                                                1997             1996
                                                                                            ------------     ------------
ASSETS:
Current assets:
  Cash and cash equivalents .........................................................        $   4,754       $   1,940
  Accounts receivable - trade .......................................................           10,462          19,475
  Other receivables .................................................................            1,191           1,166
  Receivables from affiliates .......................................................            1,603              47
  Inventories .......................................................................           39,312          53,691
  Other current assets ..............................................................           10,044           3,878
                                                                                             ---------       ---------
      Total current assets ..........................................................           67,366          80,197

Property, plant and equipment, at cost, less accumulated depreciation of
$32,760 and $30,762..................................................................           45,775          79,972

Intangible  assets,  at cost,  less  accumulated  amortization  of $19,302 and
$17,457..............................................................................                            4,421
Investment in affiliate .............................................................            2,610           3,051
Other assets ........................................................................           13,165          10,467
                                                                                             ---------       ---------
      Total assets ..................................................................        $ 128,916       $ 178,108
                                                                                             =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ...............................        $   6,212       $  53,945
  Accounts payable ..................................................................           10,336          31,892
  Cash overdraft ....................................................................              891               6
  Due to parent .....................................................................           22,951          29,598
  Accrued promotional expenses ......................................................           26,993          30,257
  Accrued taxes payable .............................................................           19,998          26,379
  Accrued interest ..................................................................           39,782          24,354
  Other accrued liabilities .........................................................           34,312          33,305
                                                                                             ---------       ---------
      Total current liabilities......................................................          161,475         229,736

Notes payable, long-term debt and other obligations, less current portion ...........          399,835         378,243
Noncurrent employee benefits ........................................................           29,366          25,220
Other liabilities ...................................................................           51,355          27,994

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding
  Additional paid-in capital ........................................................           39,081          39,081
  Deficit ...........................................................................         (550,339)       (499,264)
  Other .............................................................................           (1,857)        (22,902)
                                                                                             ---------       ---------
      Total stockholder's equity (deficit) ..........................................         (513,115)       (483,085)
                                                                                             ---------       ---------

      Total liabilities and stockholder's equity (deficit) ..........................        $ 128,916       $ 178,108
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                    -------------------------------------------
                                                                              Year Ended December 31,
                                                                    -------------------------------------------
                                                                         1997             1996           1995
                                                                    -------------     ------------ ------------

Revenues* ...................................................        $    389,615     $    460,356 $    461,459
Cost of goods sold* .........................................             202,121          243,333      216,187
                                                                     ------------     ------------ ------------

Gross profit ................................................             187,494          217,023      245,272
Operating, selling, administrative and general expenses .....             162,938          220,950      233,236
Settlement charges ..........................................              16,527                         3,976
                                                                     ------------     ------------ ------------

Operating income (loss) .....................................               8,029           (3,927)       8,060

Other income (expenses):
    Interest income .........................................                 553              220          989
    Interest expense ........................................             (61,778)         (60,556)     (57,505)
    Equity in (loss) earnings of affiliate ..................             (27,035)          (7,211)         678
    Sale of assets ..........................................              23,086            6,716
    Other, net ..............................................               6,458            1,242        2,776
                                                                     ------------     ------------ ------------

Loss from continuing operations before income taxes .........             (50,687)         (63,516)     (45,002)
Provision for income taxes ..................................               1,123            1,402          342
                                                                     ------------     ------------ ------------

Loss from continuing operations .............................             (51,810)         (64,918)     (45,344)
                                                                     ------------     ------------ ------------

Discontinued operations:
    Income (loss) from discontinued operations ..............                 276           (1,591)       2,860
    Gain on disposal ........................................               1,649            3,976       18,369
                                                                     ------------     ------------ ------------
Income from discontinued operations .........................               1,925            2,385       21,229
                                                                     ------------     ------------ ------------

(Loss) before extraordinary items ...........................             (49,885)         (62,533)     (24,115)
                                                                     ------------     ------------ ------------
Extraordinary items:
    Loss from extraordinary items-early extinguishment of debt                                           (9,810)
                                                                     ------------     ------------ ------------

Net loss ....................................................             (49,885)         (62,533)     (33,925)
Proportionate share of New Valley capital transactions,
    retirement of Class A Preferred Shares ..................                                1,782       16,802
                                                                     ------------     ------------ ------------

Net loss applicable to common shares ........................        $    (49,885)    $    (60,751)$    (17,123)
                                                                     ============     ============ ============

Per basic and diluted common share:

    Loss from continuing operations .........................        $      (2.85)    $      (3.41)$      (1.56)
                                                                     ============     ============ ============
    Income from discontinued operations .....................        $       0.11     $       0.13 $       1.16
                                                                     ============     ============ ============
    Extraordinary items .....................................        $                $            $      (0.54)
                                                                     ============     ============ ============
    Net loss applicable to common shares ....................        $      (2.74)    $      (3.28)$      (0.94)
                                                                     ============     ============ ============

Weighted average common shares outstanding ..................          18,168,329       18,497,096   18,301,186
                                                                     ============     ============ ============



---------------

*Revenues and Cost of goods sold include excise taxes of $87,683, $112,218 and $123,420 for ended the years ended December 31, 1997, 1996 and 1995, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            ----------------------------------
                                                                                     Year Ended December 31,
                                                                            ----------------------------------
                                                                             1997          1996        1995
                                                                            ----------------------------------
Revenues* ..........................................................        $389,615     $460,356     $461,459
Cost of goods sold* ................................................         202,121      243,333      216,187
                                                                            --------     --------     --------

Gross profit .......................................................         187,494      217,023      245,272
Operating, selling and general expenses ............................         162,548      219,039      232,985
Settlement charges .................................................          16,527                     3,976
                                                                            --------     --------     --------

Operating income (loss) ............................................           8,419       (2,016)       8,311

Other income (expenses):
    Interest income ................................................             543          157          989
    Interest expense ...............................................         (65,581)     (64,417)     (61,036)
    Equity in (loss) earnings of affiliate .........................         (27,035)      (7,211)         678
    Sale of assets .................................................          27,663        6,716
    Other, net .....................................................           2,326       (2,579)       2,292
                                                                            --------     --------     --------

Loss from continuing operations before income taxes ................         (53,665)     (69,350)     (48,766)
Provision for income taxes .........................................           1,135        5,254        1,736
                                                                            --------     --------     --------

Loss from continuing operations ....................................         (54,800)     (74,604)     (50,502)
                                                                            --------     --------     --------

Discontinued operations:
    Income (loss) from discontinued operations .....................             276       (1,591)       2,860
    Gain on disposal ...............................................           1,649        3,976       18,369
                                                                            --------     --------     --------
Income from discontinued operations ................................           1,925        2,385       21,229
                                                                            --------     --------     --------

(Loss) before extraordinary items ..................................         (52,875)     (72,219)     (29,273)
                                                                            --------     --------     --------

Extraordinary items:
    Loss resulting from the early extinguishment of debt ...........                                    (9,810)
                                                                            --------     --------     --------
         Loss from extraordinary items .............................                                    (9,810)
                                                                            --------     --------     --------

Net (loss) income ..................................................        $(52,875)    $(72,219)    $(39,083)
                                                                            ========     ========     ========

------------------

*Revenues and Cost of goods sold include excise taxes of $87,683, $112,218 and $123,420 for the years ended December 31, 1997, 1996 and 1995, respectively.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)


                                                  ----------------------------------------------------------------------------------
                                                                            Additional
                                                       Common Stock          Paid-In                 Treasury
                                                   Shares        Amount      Capital     Deficit       Stock     Other      Total
                                                  ----------    ---------   ----------  ----------   --------- --------   ----------
Balance, December 31, 1994 .....................  18,260,844    $  1,826    $ 66,245    $(420,746)   $(33,542) $ 11,365   $(374,852)

Net loss .......................................                                          (33,925)                          (33,925)
Consolidation of foreign subsidiary ............                              14,435                                         14,435
Distributions on common stock
  ($0.30 per share) ............................                              (5,474)                                        (5,474)
Stock grant to directors .......................      20,000           2          (2)                      94                    94
Stock grant to consultant ......................     250,000          25                     (800)      1,244      (563)        469
Stock options granted to consultant ............                                 938                               (201)        375
MAI spin-off ...................................                                           27,286                (2,332)     27,085
Unrealized holding loss on investment in
  New Valley ...................................                                                                  1,103      (2,332)
Effect of New Valley capital transactions ......                              17,043                                         18,146
Treasury stock, at cost ........................     (33,748)         (3)          3                     (135)                 (135)
Other, net .....................................                                  (2)          12                                10
                                                 -----------    --------    --------    ---------    --------  --------   ---------

Balance, December 31, 1995 .....................  18,497,096       1,850      93,186     (428,173)    (32,339)    9,372    (356,104)

Net loss .......................................                                          (62,533)                          (62,533)
Distributions on common stock
  ($0.30 per share) ............................                              (5,549)                                        (5,549)
Amortization of deferred compensation ..........                                                                    252         252
Stock options granted to consultant ............                               4,750                             (4,750)
Unrealized holding loss on investment in
  New Valley ...................................                                                                (33,936)    (33,936)
Effect of New Valley capital transactions ......                               1,782                              1,099       2,881
                                                 -----------    --------    --------    ---------    --------  --------   ---------

Balance, December 31, 1996 .....................  18,497,096       1,850      94,169     (490,706)    (32,339)  (27,963)   (454,989)

Net loss .......................................                                          (49,885)                          (49,885)
Distributions on common stock
  ($0.30 per share) ............................                              (5,504)                                        (5,504)
Amortization of deferred compensation ..........                                                                  1,311       1,311
Stock options granted to consultant ............                                (375)                                          (375)
Unrealized holding loss on investment in
  New Valley ...................................                                                                 16,842      16,842
Effect of New Valley capital transactions ......                                                                  3,190       3,190
Pension-related minimum liability adjustment ...                                                                  1,013       1,013
Settlement of loan .............................    (400,000)                               1,800      (1,800)
                                                 -----------   ---------    --------    ---------    --------  --------   ---------

Balance, December 31, 1997 .....................  18,097,096    $  1,850    $ 88,290    $(538,791)   $(34,139) $ (5,607)  $(488,397)
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

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)


                                                         ---------------------------------------------------------------------------
                                                                               Additional
                                                             Common Stock        Paid-In
                                                          Shares     Amount      Capital       Deficit       Other        Total
                                                         ---------------------------------------------------------------------------
Balance, December 31, 1994 ..........................        100                              $(402,643)   $  11,365    $(391,278)

Distributions paid to parent ........................                                            (5,872)                   (5,872)
Distribution of MAI to parent .......................                                            24,942         (201)      24,741
Net loss ............................................                                           (39,083)                  (39,083)
Unrealized loss on investment in New Valley .........                                                         (2,332)      (2,332)
Effect of New Valley capital transactions............                            $  17,043                     1,103       18,146
Forgiveness of debt by parent .......................                                4,565                                  4,565
Capital contribution ................................                                1,986                                  1,986
Other, net ..........................................                                              (768)                     (768)
                                                        --------    ---------    ---------     ---------    ---------    ---------



Balance, December 31, 1995 ..........................        100                    23,594     (423,424)       9,935     (389,895)

Distributions paid to parent.........................                                            (3,621)                   (3,621)
Net loss ............................................                                           (72,219)                  (72,219)
Unrealized holding loss on investment in New Valley .                                                        (33,936)     (33,936)
Effect of New Valley capital transactions ...........                                1,782                     1,099        2,881
Forgiveness of debt by parent........................                               13,705                                 13,705
                                                        --------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1996 ..........................        100                    39,081     (499,264)     (22,902)    (483,085)

Net loss ............................................                                           (52,875)                  (52,875)
Unrealized holding loss on investment in New Valley .                                                         16,842       16,842
Effect of New Valley capital transactions ...........                                                          3,190        3,190
Pension-related minimum liability adjustment ........                                                          1,013        1,013
Settlement of loan ..................................                                             1,800                     1,800
                                                        --------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1997 ..........................        100    $            $  39,081    $(550,339)   $  (1,857)   $(513,115)
                                                        ========    =========    =========    =========    =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)





                                                                         -------------------------------------
                                                                                  Year Ended December 31,
                                                                         -------------------------------------
                                                                               1997        1996         1995
                                                                         -------------------------------------
Cash flows from operating activities:
  Net (loss) income ................................................        $(49,885)    $(62,533)    $(33,925)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization ................................           8,135        8,819        9,076
      Noncash compensation expense .................................           1,311          252          559
      Deferred income taxes ........................................                        1,061
      Gain on sale of assets .......................................         (26,247)      (6,716)      (1,042)
      Extraordinary item ...........................................                                     9,810
      Impact of discontinued operations ............................          (1,925)      (2,385)     (21,229)
      Equity in loss (earnings) of affiliates ......................          27,034        7,211         (678)
      Other, net ...................................................                                     4,845
  Changes in assets and liabilities (net of effect of dispositions):
      Receivables ..................................................           8,839        6,222        6,561
      Inventories ..................................................          14,379        6,830       (7,490)
      Accounts payable and accrued liabilities .....................           7,585       27,716       (5,445)
      Deferred Gain ................................................          (6,459)
      Other assets and liabilities, net ............................          (7,830)       9,818       15,972
                                                                            --------     --------     --------

Net cash used in operating activities ..............................         (25,063)      (3,705)     (22,986)
                                                                            --------     --------     --------

Cash flows from investing activities:
  Proceeds from sale of business and assets ........................          56,494        8,040       14,152
  Investments ......................................................             (25)      (2,811)      (1,965)
  Capital expenditures .............................................         (20,142)     (34,241)      (8,805)
  Dividends from New Valley ........................................                       24,733       61,832
  Other, net .......................................................                                     1,660
                                                                            --------     --------     --------

Net cash provided by (used in) investing activities ................          36,327       (4,279)      66,874
                                                                            --------     --------     --------



                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            ------------------------------------
                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                               1997          1996           1995
                                                                            ------------------------------------
Cash flows from financing activities:
  Proceeds from debt ...............................................          10,305       20,702        2,568
  Repayments of debt ...............................................         (11,516)      (8,864)     (37,196)
  Borrowings under revolver ........................................         278,442      353,365      397,873
  Repayments on revolver ...........................................        (279,435)    (350,105)    (401,703)
  Increase (decrease) in cash overdraft ............................             938       (4,256)        (594)
  Series G preferred dividend ......................................                                       (75)
  Distributions on common stock ....................................          (7,266)      (4,162)      (5,475)
  Treasury stock purchases .........................................                                      (135)
  Other, net .......................................................                                       (57)
                                                                            --------     --------     --------

Net cash (used in) provided by financing activities ................          (8,532)       6,680      (44,794)
                                                                            --------     --------     --------

Effect of exchange rate changes on cash and cash equivalents .......              81         (125)
                                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...............           2,813       (1,429)        (906)
Cash and cash equivalents, beginning of period .....................           1,941        3,370        4,276
                                                                            --------     --------     --------

Cash and cash equivalents, end of period ...........................        $  4,754     $  1,941     $  3,370
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

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            -----------------------------------
                                                                                   Year Ended December 31,
                                                                            -----------------------------------
                                                                              1997         1996         1995
                                                                            -----------------------------------
Cash flows from operating activities:
    Net (loss) income ..............................................        $(52,875)    $(72,219)    $(39,083)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization ..............................           7,993        8,677        8,946
        Gain on sale of assets .....................................         (26,247)      (6,716)
        Deferred income taxes ......................................                        4,861
        Extraordinary item .........................................                                     9,810
        Impact of discontinued operations ..........................          (1,925)      (2,385)     (21,229)
        Equity in loss (earnings) of affiliates ....................          27,034        7,211         (678)
        Other, net .................................................                                       120
    Changes in assets and liabilities (net of effect of dispositions):
        Receivables ................................................           8,838        5,863        7,261
        Inventories ................................................          14,379        6,830       (7,489)
        Accounts payable and accrued liabilities ...................           1,245       34,461        1,001
        Deferred Gain ..............................................          (3,511)
        Other assets and liabilities, net ..........................          (8,287)       9,712       16,970
                                                                            --------     --------     --------

Net cash used in operating activities ..............................         (33,356)      (3,705)     (24,371)
                                                                            --------     --------     --------

Cash flows from investing activities:
    Proceeds from sale of business and assets ......................                        8,040       13,852
    Impact of discontinued operations ..............................          56,494
    Investments ....................................................             (25)      (2,811)      (2,765)
    Capital expenditures ...........................................         (20,142)     (34,241)      (8,569)
    Dividends from New Valley ......................................                       24,733       61,832
    Other, net .....................................................                                     1,660
                                                                            --------     --------     --------

Net cash provided by (used in) investing activities ................          36,327       (4,279)      66,010
                                                                            --------     --------     --------



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            -----------------------------------
                                                                                    Year Ended December 31,
                                                                            -----------------------------------
                                                                                1997       1996          1995
                                                                            -----------------------------------
Cash flows from financing activities:
  Proceeds from debt ...............................................          10,305       19,060        2,568
  Repayments of debt ...............................................         (10,436)      (8,265)     (37,166)
  Borrowings under revolver ........................................         278,442      353,365      397,873
  Repayments on revolver ...........................................        (279,435)    (350,105)    (401,703)
  Increase (decrease) in cash overdraft ............................             885       (3,755)        (215)
  Distributions paid to parent .....................................                       (3,621)      (5,871)
  Other, net .......................................................                                     1,986
                                                                            --------     --------     --------

Net cash (used in) provided by financing activities ................            (239)       6,679      (42,528)
                                                                            --------     --------     --------

Effect of exchange rate changes on cash and cash equivalents .......              81         (125)
                                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...............           2,813       (1,430)        (889)
Cash and cash equivalents, beginning of period .....................           1,941        3,370        4,259
                                                                            --------     --------     --------

Cash and cash equivalents, end of period ...........................        $  4,754     $  1,940     $  3,370
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

      (b)  Liquidity:

           During the years ended December 31, 1996 and 1995, the Company relied primarily on dividends received from New Valley Corporation ("New Valley") and in 1997, proceeds received on the sale of its indirect subsidiary, BrookeMil Ltd. ("BML"), to New Valley to meet its liquidity needs.

           The Company's potential sources of liquidity for 1998 include, among other things, additional public and/or private debt and equity financing, management fees and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions. New Valley's ability to make such distributions is subject to risk and uncertainties attendant to its business. (Refer to Note 2.)

           Liggett had net capital and working capital deficiencies of $192,857 and $17,542, respectively, at December 31, 1997, is highly leveraged and has substantial near-term debt service requirements. On January 30, 1998, Liggett obtained the consents of the required majority of the holders of Liggett's 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes") to various amendments to the Indenture governing the Liggett Notes. The amendments provide, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 9.) At maturity, the Liggett Notes will require a principal payment of $144,891. Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, Liggett has a $40,000 revolving credit facility expiring March 8, 1999 (the "Facility"), under which $23,427 was outstanding at December 31, 1997. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of Liggett's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern and may negatively impact the Company's liquidity.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           The Company has also engaged in negotiations with the principal holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain modifications to the terms of such debt. On March 2, 1998, BGLS entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together, "the Apollo Holders"), who hold approximately 41.8% of the $232,864 principal amount of the BGLS Notes. Pursuant to the terms of the agreement, the Apollo Holders have agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. (Refer to Notes 9 and 14.)

           BOL is in the process of constructing a new tobacco factory in Moscow, Russia currently scheduled to be operational in early 1999. The remaining construction costs are expected to be financed primarily by equipment lease financing currently in place and bank or other loans. (Refer to Note 4.)

      (c) Estimates and Assumptions:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

      (d)  Cash and Cash Equivalents:

           For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned.

      (e)  Financial Instruments:

           The estimated fair value of the Company's long-term debt is as follows:

                 At December 31,                   1997                        1996
                                                   ----                        ----
                                          Carrying        Fair        Carrying        Fair
                                           Amount        Value         Amount        Value
                                           ------        -----         ------        -----

                 Long-term debt           $406,264      $314,108      $433,485      $294,451

           Short-term debt - The carrying amounts reported in the Consolidated Balance Sheets are a reasonable estimate of fair value.

           Long-term debt - Fair value is estimated based on current market quotations, where available, or based on an evaluation of the debt in relation to market prices of the Company's publicly traded debt.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           The methods and assumptions used by the Company's management in estimating fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

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

           Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 19.4% of net sales in 1997, 13.7% of net sales in 1996 and 11.6% of net sales in 1995. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

           Liggett-Ducat sells its products primarily to companies in the wholesale distribution and retail industries in the Russian Federation. Two distributors accounted for 24.9% and 22.0% of sales in 1997. Prepayment for goods and services is a customary business practice in Russia and Liggett-Ducat receives payment in advance for the majority of its sales. Although Liggett-Ducat does not require collateral and, as a consequence, is exposed to credit risk, Liggett-Ducat does perform ongoing credit evaluations of its customers and believes that its trade accounts receivable risk exposure is limited.

      (g)  Accounts Receivable:

           The allowance for doubtful accounts and cash discounts was $1,383 and $1,280 at December 31, 1997 and 1996, respectively.

      (h)  Inventories:

           Liggett tobacco inventories, which comprise 92.6% and 95.0% of total inventory in 1997 and 1996, respectively, are stated at the lower of cost or market and are determined primarily by the last-in, first-out
           (LIFO) method. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

           All other inventories are determined primarily on a first-in, first-out (FIFO) basis.

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

           Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, 1996 and 1995, interest costs of $693, $6,387 and $1,004, respectively, were capitalized.

           Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

      (j)  Intangible Assets:

           Intangible assets, consisting principally of trademarks and goodwill, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $1,845, $1,778 and $1,725, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

      (k)  Impairment of Long-Lived Assets:

           Impairment losses on long-lived assets are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future cash flows of the underlying business.

      (l)  Employee Benefits:

           Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1997 and 1996 which are subject to significant fluctuations in the near term.

      (m)  Postretirement Benefits other than Pensions:

           The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

      (n)  Stock Options:

           The Company measures compensation expense for stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (o)  Income Taxes:

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

      (p)  Revenue Recognition:

           Revenues from sales are recognized upon the shipment of finished goods to customers. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Since the Company's primary line of business is tobacco, the Company's financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

      (q)  Advertising and Promotional Costs:

           Advertising and promotional costs are expensed as incurred. Advertising expenses were $40,534, $74,238 and $75,713 for the years ended December 31, 1997, 1996 and 1995, respectively.

      (r)  Legal Costs:

           The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

      (s)  Earnings Per Share:

           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Prior period EPS information is restated to conform to the provisions of SFAS No. 128. For the years ended December 31, 1996 and 1995 per share calculations include the Company's proportionate share of excess carrying value of New Valley redeemable preferred shares over the cost of shares repurchased of $1,782 and $16,802, respectively.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      (t)  Foreign Currency Translation:

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the Company, other components of stockholders' equity include such items as minimum pension liability adjustments, unearned compensation expense related to stock options and the Company's proportionate interest in New Valley's capital transactions. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that implementation of SFAS No. 130 will have a material impact on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures about pensions and postretirement benefit plans. SFAS No. 132 is effective for the Company for the year ended 1998. The Company has not yet determined the impact of its implementation.

2.    INVESTMENT IN NEW VALLEY CORPORATION

      At December 31, 1997 and 1996, the Company's investment in New Valley consisted of an approximate 42% voting interest. At December 31, 1997 and 1996, the Company owned 57.7% of

\


                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      the outstanding $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), 9.0% of the outstanding $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares") and 41.7% of New Valley's common shares, $.01 par value (the "Common Shares").

      The Class A Preferred Shares and the Class B Preferred Shares are accounted for as debt and equity securities, respectively, pursuant to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are classified as available-for-sale. The Common Shares are accounted for pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock".

      The Company determines the fair value of the Class A Preferred Shares and Class B Preferred Shares based on the quoted market price. Through September 1996, earnings on the Class A Preferred Shares were comprised of dividends accrued during the period and the accretion of the difference between the Company's basis and their mandatory redemption price. During the quarter ended September 30, 1996, the decline in the market value of the Class A Preferred Shares, the dividend received on the Class A Preferred Shares and the Company's equity in losses incurred by New Valley caused the carrying value of the Company's investment in New Valley to be reduced to zero. Beginning in the fourth quarter of 1996, the Company suspended the recording of its earnings on the dividends accrued and the accretion of the difference between the Company's basis in the Class A Preferred Shares and their mandatory redemption price.

      The Company's and BGLS' investment in New Valley at December 31, 1997 and 1996, respectively, is summarized below:

                                                                                      Unrealized
                                        Number of         Fair         Carrying         Holding
1997                                      Shares         Value          Amount        Gain (Loss)
----                                      ------         -----          ------        -----------
   Class A Preferred Shares.......         618,326       $59,359        $59,359        $ (5,494)
   Class B Preferred Shares.......         250,885           941            941            (913)
   Common Shares..................       3,989,710(A)      1,995        (60,300)
                                                         -------        -------        --------
                                                         $62,295        $              $ (6,407)
                                                         =======        =======        ========

1996
----

   Class A Preferred Shares.......         618,326       $72,962         $72,962       $(24,881)
   Class B Preferred Shares.......         250,885         1,631           1,631           (223)
   Common Shares..................       3,989,710(A)      5,985         (71,542)
                                                         -------          ------       --------
                                                         $80,578        $  3,051       $(25,104)
                                                          ======         =======       ========

-------------

           (A) Gives effect to July 1996 one-for-twenty stock split.

      In November 1994, New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended ("Joint Plan"), was confirmed by order of the United States Bankruptcy Court for the District of New Jersey and on January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under the Joint Plan. Pursuant to the Joint Plan, among other things, the Class A Preferred Shares, the Class B Preferred Shares,

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      the Common Shares and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

      In February 1995, New Valley repurchased 54,445 Class A Preferred Shares pursuant to a tender offer made as part of the Joint Plan. During 1995, New Valley repurchased 339,400 additional Class A Preferred Shares on the open market at an aggregate cost of $43,405. During 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $1,782 and $16,802 for the years ended December 31, 1996 and 1995, respectively, along with other New Valley capital transactions of $241 for the year ended December 31, 1995.

      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At December 31, 1997 and 1996, respectively, the accrued and unpaid dividends arrearage was $163,302 ($152.41 per share) and $117,117 ($109.31 per share). The Company received $24,733 ($40.00 per share) and $61,832 ($100.00 per share) in dividend distributions in 1996 and 1995, respectively.

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At December 31, 1997 and 1996, respectively, the accrued and unpaid dividends arrearage was $139,412 ($49.95 per share) and $115,944 ($41.55 per share). No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

      Summarized financial information for New Valley follows:

                                                                   1997           1996          1995
                                                                   ----           ----          ----
Current assets, primarily cash and marketable securities..       $118,642      $183,720
Noncurrent assets.........................................        322,749       222,820
Current liabilities.......................................        128,128        98,110
Noncurrent liabilities....................................        185,024       170,223
Redeemable preferred stock................................        258,638       210,571
Shareholders' equity (deficit)............................       (130,399)      (72,364)

Revenues..................................................        108,441       111,954       $ 67,730
Costs and expenses........................................        136,685       128,209         66,064
(Loss) income from continuing operations..................        (25,193)      (13,216)         1,374
Income from discontinued operations.......................          4,620         5,726         16,873
Net loss applicable to Common Shares(A)...................        (89,048)      (65,160)       (13,714)

Company's share of discontinued operations................          1,925         2,385          7,031


---------------------

        (A) Considers all preferred accrued dividends, whether or not declared and, in 1995 and 1996, the excess of carrying value of redeemable preferred shares over cost of shares purchased.

      On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 4.)

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      On February 20, 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty") to make real estate and other investments in Russia. In connection with the formation of Western Realty, New Valley agreed, among other things, to contribute to Western Realty the real estate assets of its subsidiary BML and Apollo agreed to contribute up to $58,000.

      Under the terms of the agreement governing Western Realty (the "LLC Agreement"), the ownership and voting interests in Western Realty will be held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and New Valley will then be entitled to a return of $10,000 of BML-related expenses incurred by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty will generally require the unanimous consent of the Board of Managers. Accordingly, New Valley will account for its non-controlling interests in Western Realty on the equity method.

      The organization of Western Realty was effected pursuant to the LLC Agreement. On January 11, 1996, the Company acquired from an affiliate of Apollo eight shopping centers for $72,500. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Apollo's affiliate owns a substantial amount of debt securities of BGLS and warrants to purchase common stock of the Company.

      On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made an $11,000 loan (the "Loan") to Western Realty. The Loan, which bears interest at the rate of 15% per annum and is due September 30, 1998, is collateralized by a pledge of New Valley's shares of BML. Upon completion of the transfer of Ducat Place II and the satisfaction of other conditions under the LLC Agreement, the Loan and the accrued interest thereon will be converted into a capital contribution by Apollo to Western Realty and the BML pledge released.

      Western Realty will seek to make additional real estate and other investments in Russia. New Valley and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20,000, a 30% profits interest in a company organized by BOL which will, among other things, acquire an interest in a new factory being constructed on the outskirts of Moscow by a subsidiary of BOL. (Refer to Note 4.)

3.    RJR NABISCO HOLDINGS CORP.

      As of December 31, 1997 and 1996, New Valley held approximately 612,650 and 1,700,000 shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock, respectively, with a market value of $22,898 and $59,200 (cost of approximately $18,780 and $53,400). During 1997, 1996 and 1995, New Valley expensed $100, $11,724 and $3,879, respectively, for costs relating to its RJR Nabisco investment.

      In June 1996, various agreements between High River Limited Partnership ("High River"), the Company, BGLS and New Valley were terminated by mutual consent. Pursuant to these agreements, the parties had agreed to take certain actions during late 1995 and in 1996 designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. ("Nabisco").

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The terminations of the High River agreements left in effect for one year certain provisions concerning payments to be made to High River in the event New Valley achieved a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which were held by it or they were valued at the end of such year at higher than their purchase price or in the event the Company or its affiliates engaged in certain transactions with RJR Nabisco. Based on the market price of RJR Nabisco common stock, no amounts were payable by New Valley under these agreements.

      Pursuant to an agreement between the Company and New Valley whereby New Valley agreed to reimburse the Company and its subsidiaries for reasonable out-of-pocket expenses in connection with RJR Nabisco, New Valley paid the Company and its subsidiaries a total of $17 and $2,370 in 1997 and 1996.

      On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). New Valley entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of New Valley, and provided for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then New Valley was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and New Valley pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. New Valley marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1997, the Swap was terminated in connection with New Valley's reduction of its holdings of RJR Nabisco common stock, and New Valley recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

4.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      On January 31, 1997, BOL sold all its shares of BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997 with interest at 9%. The note was paid in full as of December 31, 1997. The consideration received exceeded the carrying value of its investment in BML by $43,700. The Company recognized a gain on the sale in 1997 in the amount of $21,300. The remaining $22,400 was deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership in New Valley and that a portion of the property sold (the site of the third phase of the Ducat Place real estate

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      project being developed by BML, which is currently used by Liggett-Ducat for its existing cigarette factory), is subject to a put option held by New Valley. The option allows New Valley to put this site back to the Company at the greater of the appraised fair value of the property at the date of exercise or $13,600, during the period Liggett-Ducat operates the factory on such site. During the second quarter 1997, BML sold one of its office buildings, Ducat Place I, to a third party. Accordingly, the Company recognized $1,240 of its deferred gain.

      In connection with the sale of its BML shares to New Valley, certain specified liabilities aggregating $40,800 remained with BML, including a Russian bank loan with a balance of $20,418, which was paid in full during the third quarter, 1997.

      At December 31, 1997 and 1996, the Company's subsidiaries owned approximately 96% of the stock of Liggett-Ducat through purchases of stock in 1997 and 1996 from other shareholders.

      Prior to December 29, 1995, the Company did not consolidate Liggett-Ducat due to certain events continuing through 1995 which impaired the Company's ability to control the operations of Liggett-Ducat. Such events included political restrictions on the Company's ability to influence and control the management and operating policies of Liggett-Ducat and the risks of loss of ownership.

      During the second quarter of 1996, BOL entered into stock purchase agreements with the former chairman of Liggett-Ducat and the former Director of Liggett-Ducat's tobacco operations (the "Sellers"). Under the stock purchase agreements, BOL acquired 142,558 shares held by the Sellers for $2,143. The purchase price was payable in installments during 1996 and certain shares of Liggett-Ducat collateralize the Company's obligation under both the purchase agreements and the consulting agreements (described below).

      Concurrently, the Company entered into consulting and non-compete agreements with the Sellers. Under the terms of these agreements, the Company will pay the Sellers a total of approximately $8,357 over five years. At December 31, 1997, the liability remaining under these agreements was $4,875.

      In 1996, Russian tax authorities assessed Liggett-Ducat $7,600 for outstanding tax liabilities relating to 1995. The liability is payable in two parts, 50% within 2-1/2 years, the remaining 50% over the succeeding five years. The remaining liability at December 31, 1997 was $4,405.

      Liggett-Ducat is in the process of constructing a new cigarette factory on the outskirts of Moscow which is currently scheduled to be operational in early 1999. A 49-year land lease was renegotiated in 1996 for the site on which Liggett-Ducat plans to build the new factory. In addition, Liggett-Ducat has entered into a construction contract for the plant. The remaining liability under that contract at December 31, 1997 is approximately $11,500. Equipment purchase agreements in place at December 31, 1997 total $26,955 of which $22,950 will be financed by the manufacturers. In February 1998, the Company agreed to guarantee payment for additional equipment purchased by Liggett-Ducat in the amount of $7,400 of which $5,841 will be financed by the manufacturers.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Subsequent Event:

      In February 1998, Western Realty agreed to acquire for $20,000, a 30% profits interest in a company organized by BOL, which will, among other things, acquire an interest in the new factory discussed above.


5.    DISCONTINUED OPERATIONS

      A summary of discontinued operations follows:

                                                                        Year Ended December 31,
                                                                   1997         1996           1995
                                                               -------------------------------------
    Income (loss) from discontinued operations:
        New Valley........................................       $  276       $(1,591)       $ 1,800
        MAI...............................................                                       698
        SkyBox............................................                                       362
                                                                 ------       -------        -------
                                                                    276        (1,591)         2,860
                                                                 ------       -------        -------

    Gain from disposal of operations:
        New Valley........................................        1,649         3,976          5,231
        SkyBox............................................                                    13,138
                                                                 ------       -------        -------
                                                                  1,649         3,976         18,369
                                                                 ------       -------        -------

    Income from discontinued operations...................       $1,925       $ 2,385        $21,229
                                                                 ======       =======        =======

      New Valley:

      In October 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment, including the write-down of certain assets, principally inventory, to their net realizable value by $6,100, were classified as discontinued operations. The 1997 financial statements of the Company reflect its portion of the income from operations and the gain on disposal in discontinued operations.

      On October 31, 1995, New Valley sold substantially all the assets of its wholly-owned subsidiary, Western Union Data Services Company, Inc. (the "Messaging Service Business"), and conveyed substantially all of the liabilities of the Messaging Service Business for $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The financial statements of the Company reflect its portion of the gain ($5,231) in gain on disposal of discontinued operations in 1995.

      MAI:

      In February 1995, the Company distributed to its stockholders a special dividend (the "MAI Distribution") of the 65.2% equity interest it held in MAI Systems Corporation ("MAI"). The MAI Distribution reduced the Company's stockholders' equity (deficit) by $27,085 in the first quarter of 1995.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      SkyBox:

      During the first quarter of 1995, the Company sold all of its remaining common stock of its former subsidiary, SkyBox International Inc. ("SkyBox"), for $9,138. In addition, during the same period, SkyBox redeemed the 40 shares of SkyBox Series A Preferred Stock which the Company held for $4,000.

6.    INVENTORIES

      Inventories consist of:

                                                          December 31,
                                                       1997          1996
                                                       ----          ----
      Finished goods.............................     $13,273       $15,304
      Work-in-process............................       1,976         4,435
      Raw materials..............................      24,495        34,002
      Replacement parts and supplies.............       4,466         4,406
                                                      -------       -------
      Inventories at current cost................      44,210        58,147
      LIFO adjustments...........................      (4,898)       (4,456)
                                                      -------       -------
                                                      $39,312       $53,691
                                                      =======       =======

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 1997, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $10,200 and $27,800, respectively. In addition, Liggett-Ducat had leaf tobacco prepayments of $9,290.

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                           December 31,
                                                        1997           1996
                                                        ----           ----
      Land and improvements......................     $   411       $    455
      Buildings..................................       6,521         14,205
      Machinery and equipment....................      53,717         49,401
      Leasehold improvements.....................         302            302
      Construction-in-progress...................      18,179         46,966
                                                      -------       --------
                                                       79,130        111,329

      Less accumulated depreciation..............     (33,187)       (31,047)
                                                      -------       --------
                                                      $45,943       $ 80,282
                                                      =======       ========

      The amounts provided for depreciation for the years ended December 31, 1997, 1996 and 1995 were $4,513, $4,412 and $4,699, respectively.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The amount of capitalized interest included in property, plant and equipment was $693 and $6,387 in 1997 and 1996, respectively.

8.    SALE OF ASSETS

      On January 31, 1997, BOL sold BML to New Valley for $21,500 in cash and a promissory note of $33,500 which was paid in 1997. (Refer to Note 4.)

      On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, surplus realty for $2,200. The Company recognized a gain of approximately $1,100.

      On May 14, 1996, Liggett sold to the County of Durham surplus realty for $4,300. The Company recognized a gain of approximately $3,600.

      On July 15, 1996, the Company sold substantially all of the non-cash assets and certain liabilities of COM Products, Inc., a subsidiary engaged in the business of selling micrographics equipment and supplies, for approximately $3,700 cash and a promissory note for $500. The Company recognized a gain of approximately $3,000 on this transaction.

9.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                              December 31,
                                                                         1997              1996
                                                                         ----              ----
         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $1,141 and $1,511......    $231,723          $231,353
         14.500% Subordinated Debentures due 1998..................         800               800
         Notes payable - Foreign...................................       5,000            22,668
         Other.....................................................         629             2,425

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $206 and $424.................     112,406           119,688
         Variable Rate Series C Senior Secured Notes due 1999......      32,279            32,279
         Revolving credit facility.................................      23,427            24,272
                                                                       --------          --------

         Total notes payable and long-term debt....................     406,264           433,485

         Less:
             Current maturities....................................       6,429            55,242
                                                                       --------          --------

         Amount due after one year.................................    $399,835          $378,243
                                                                       ========          ========


      Standstill Agreement - BGLS:

      During negotiations with the holders of more than 83% of the BGLS Notes concerning certain modifications to the terms of such debt, BGLS entered into a standstill agreement with such holders on August 28, 1997. Pursuant to the standstill agreement, as amended, such holders agreed that they would be entitled to receive their portion of the July 31, 1997 interest payment on the BGLS Notes (in total, $15,340) only after giving BGLS 20 days' notice but in any event by February 6, 1998.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      On February 6, 1998, BGLS entered into a further amendment to the standstill agreement with the Apollo Holders who hold approximately 41.8% of the BGLS Notes which extended the termination date of such agreement with respect to the Apollo Holders to March 2, 1998. Also on February 6, 1998, the holder of 41.9% of the BGLS Notes, who had previously been a party to the standstill agreement, was paid its pro rata share of the July 31, 1997 interest payment on the BGLS Notes. The Company also sold stock on January 16, 1998 to an affiliate of this holder. (Refer to Note 13.)

      On March 2, 1998, the Company entered into an agreement with the Apollo Holders in which the Apollo Holders agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes.

      In connection with the March 2, 1998 agreement with the Apollo Holders, the Company issued to the Apollo Holders a five-year warrant to purchase 2,000,000 shares of the Company's common stock at a price of $5.00 per share. The Apollo Holders were also issued a second warrant expiring October 31, 2004 to purchase an additional 2,150,000 shares of the Company's common stock at a price of $0.10 per share. The second warrant will become exercisable on October 31, 1999, and the Company will have the right under certain conditions prior to that date to substitute for that warrant a new warrant for 9.9% of the common stock of Liggett.

      In connection with the consents of the Liggett bondholders to the restructuring of the Liggett Notes, on February 2, 1998, the Company issued 482,970 shares of treasury stock to the Liggett bondholders of record as of January 15, 1998. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission (the "SEC") a shelf registration statement on Form S-3 to be declared effective by May 31, 1998. If the registration statement has not been declared effective by such date, liquidated damages on the shares of common stock will accrue at the daily rate of $25, provided that the number of days on which damages shall accrue shall not exceed 300 days. Liquidated damages would be payable, at the option of the Company, in cash or in shares of common stock of the Company.

      As a result of the foregoing transactions involving the Company's debt, the Company expects to record a non cash charge of approximately $29,000 during the first quarter of 1998 reflecting the fair value of the instruments issued.

      15.75% Series B Senior Secured Notes Due 2001

      An exchange offer wherein BGLS offered to exchange all its outstanding Series 2 Notes, Reset Notes and Subordinated Debentures for 15.75% Series A Senior Secured Notes ("Series A Notes") and Series B Notes closed on January 30, 1996. All $91,179 of the Series 2 Notes and $125,495 of the Subordinated Debentures were exchanged. In addition, BGLS cancelled all of the Subordinated Debentures ($13,705) held by the Company. Subordinated Debentures in the amount of $800 remained outstanding and were paid at maturity on April 1, 1998. As part of the exchange offer, substantially all of the covenants and events of default were eliminated pertaining to the Subordinated Debentures.

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

      The Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The BGLS Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the Series B Notes remain outstanding), limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The Series B Notes may be redeemed, in whole or in part, through December 31, 1999, at a price of 101% of the principal amount and thereafter at 100%. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year, except for the period from October 1, 1995 to January 30, 1996 when interest was payable at 13.75%.

      The Company recorded an extraordinary charge of approximately $9,700 for the year ended December 31, 1995 relating to the exchanged debt securities discussed above.

      Liggett 11.500% Senior Secured Series B Notes due 1999:

      On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding inventories and receivables. Eve Holdings Inc. is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

      On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, the Company agreed to issue 482,970 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      asset sales. The Company and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes. In addition, Liggett Noteholders were granted a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.

      On February 1, 1999, all of the Liggett Notes, approximately $144,900, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 1(b).)

      Issuance of Liggett Series C Variable Rate Notes:

      The Series C Notes have the same terms (other than interest rate, which is 19.75%) and stated maturity as the Liggett Series B Notes.

      Revolving Credit Facility - Liggett:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At December 31, 1997, $7,728 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bear a rate of 10.0% at December 31, 1997. The Facility requires Liggett's compliance with certain financial and other covenants. The Facility also limits the amount of cash dividends and distributions by Liggett and imposes requirements with respect to Liggett's permitted maximum adjusted net worth and net working capital deficiencies. In January 1997, the Facility was extended for one year and, in November 1997, was extended for an additional year until March 8, 1999.

      During the first quarter of 1997, Liggett violated the working capital covenant contained in the Facility. This violation occurred during February 1997 when $37,500 of the Liggett Notes were reclassified from long-term to current as a result of the February 1, 1998 mandatory redemption requirement of such Notes, which redemption has now been extended to the maturity date, February 1, 1999. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000 (as computed in accordance with the agreement); (iii) the maximum permitted adjusted net worth deficit was increased to $180,000 (as computed in accordance with the agreement); and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent. On April 8, 1998, the Facility was further amended to increase the maximum permitted adjusted net worth and net working capital deficiencies to $195,000 and $17,000, respectively. The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 96 Settlements, March 97 Settlements and March 98 Settlements (all as defined below in Note 16) shall constitute an event of default under the Facility.

      On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At December 31, 1997, this amount is classified in other assets on the consolidated balance sheet.

      Foreign Loans:

      In October, 1995, Liggett-Ducat, a subsidiary of BOL, entered into a construction loan agreement with a Russian Bank for a period of two years on behalf of BML for $20,400. The loan was paid in full by BML in the third quarter of 1997. Deferred financing fees of approximately $4,044 were recorded and were amortized over the term of the loan. (Refer to Note 4.)

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      At December 31, 1997, Liggett-Ducat had two 6-month credit facilities open with a Russian bank. The first, for $2,000, expires on April 30, 1998, initially bore an interest rate of 21%, subsequently raised to 28% on December 2, 1997. The second, for $3,000, expires on May 16, 1998, initially bore an interest rate of 25%, subsequently raised to 28% on December 2, 1997.

      Scheduled Maturities:

      Scheduled maturities of long-term debt for each of the next five years are as follows:

                 1998....................................  $    6,429
                 1999....................................     168,112
                 2000....................................
                 2001....................................     231,723
                 2002....................................
                 Thereafter..............................
                                                           ----------
                                                           $  406,264
                                                           ==========

10.   COMMITMENTS

      Certain of the Company's subsidiaries lease certain facilities and equipment used in its operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms for one year or more are as follows:

                 Year ending December 31:
                 1998......................................    $2,144
                 1999......................................       735
                 2000......................................       280
                 2001......................................       267
                 2002......................................       143
                 Thereafter................................     2,155
                                                               ------
                                                               $5,724
                                                               ======

      Lease commitments for 2002 and thereafter relate primarily to the remaining 45 years of a land lease and 23 years of an equipment lease in Russia.

      The Company's rental expense for the years ended December 31, 1997, 1996 and 1995 was $3,625, $5,471 and $4,449, respectively.

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

      The Company's net pension expense consists of the following components:

                                                                             Year Ended December 31,
                                                                         1997       1996         1995
                                                                         ----       ----         ----
      Service cost - benefits earned during the period..........     $    350    $    350     $    454
      Interest cost on projected benefit obligation.............       12,255      12,241       12,850
      Actual return on assets...................................      (42,511)    (21,143)     (23,501)
      Curtailment related to plan restructuring.................          484       1,463        1,550
      Net amortization and deferral.............................       27,430       7,384        9,547
                                                                     --------    --------     --------
                                                                     $ (1,992)   $    295     $    900
                                                                     ========    ========     ========

      In accordance with SFAS No. 87, "Employers' Accounting for Pensions", the overfunded and underfunded plans with respect to the accumulated benefit obligation at December 31, 1996 have been segregated for financial statement presentation. All plans were underfunded with respect to the accumulated benefit obligation at December 31, 1995. An analysis of the funded status of the Company's defined benefit pension plans and amounts recognized in the balance sheets at December 31, 1997 and 1996 for the pension plans are as follows:

                                                                  December 31,                        December 31,
                                                                     1997                                1996
                                                       ----------------------------------------------------------------
                                                        Assets Exceed     Accumulated    Assets Exceed    Accumulated
                                                         Accumulated    Benefits Exceed   Accumulated   Benefits Exceed
                                                           Benefits         Assets          Benefits         Assets
Actuarial present value of benefit obligations:
      Vested benefit obligation ......................      $ 157,193       $   3,843       $ 155,612       $ 2,900
                                                            =========       =========       =========       =======
      Accumulated benefit obligation .................      $ 161,614       $   3,860       $ 160,587       $ 2,915
                                                            =========       =========       =========       =======
      Projected benefit obligation ...................      $ 161,614       $   3,860       $ 160,587       $ 2,915
Plan assets at fair value ............................        194,732                         169,845
                                                            ---------       ---------       ---------       -------
Projected benefit obligation (less than) in
      excess of plan assets ..........................        (33,118)          3,860          (9,258)        2,915
Unrecognized net gain (loss) .........................         51,017          (2,058)         28,221          (976)
Curtailment liability ................................                                          1,463
Adjustment required to recognize minimum liability ...                          2,058                           976
                                                            ---------       ---------       ---------       -------
Pension liability before purchase accounting
      valuation adjustments ..........................         17,899           3,860          20,426         2,915
Purchase accounting valuation adjustments related
      to income taxes ................................         (3,077)                         (3,425)
                                                            ---------       ---------       ---------       -------
Net pension liability included in the balance sheets .      $  14,822       $   3,860       $  17,001       $ 2,915
                                                            =========       =========       =========       =======

      Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations for the years ended December 31, 1997 and 1996 follow:

                       Discount rates..................................        6.25 - 8.00%
                       Accrued rates of return on invested assets......                9.0%
                       Salary increase assumptions.....................            N/A

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

      Postretirement Medical and Life Insurance Plans:

      BGLS and Liggett

      Substantially all of Liggett's employees are eligible for certain postretirement benefits if they reach retirement age while working for the Company. Effective January 1, 1995, retirees are required to fund 100% of participant medical premiums.

      The components of net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                      1997         1996          1995
                                                                      ----         ----          ----
      Service cost, benefits attributed to employee
           service during the year............................        $ 24         $ 68        $   68
      Interest cost on accumulated postretirement
           benefit obligation.................................         703          829           970
      Charge for special termination benefits.................          47          137           489
      Amortization of net (gain) loss.........................        (193)         (92)          (26)
                                                                      ----         ----        ------
      Net periodic postretirement benefit expense.............        $581         $942        $1,501
                                                                      ====         ====        ======

      The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 1997 and 1996 applicable to each employee group for benefits:

                                                                           1997             1996
                                                                           ----             ----
      Retired employees................................................. $ 6,870          $ 7,899
      Active employees - fully eligible.................................     498              674
      Active employees - not fully eligible.............................     810              515
                                                                         -------          -------
           APBO.........................................................   8,178            9,088
      Unrecognized net gain.............................................   3,992            3,324
      Purchase accounting valuation adjustment related to
           income taxes.................................................    (963)          (1,072)
                                                                         -------          -------
      Postretirement liability.......................................... $11,207          $11,340
                                                                         =======          =======

      The APBO at December 31, 1997 and 1996 was determined using discount rates of 7.5% and 8%, respectively, and a health care cost trend rate of 4% in 1997 and 1996. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit cost by $360 and $26, respectively, for the year ended December 31, 1997. The Company does not hold any assets reserved for use in the plan.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      Profit Sharing Plan:

      Liggett

      The 401(k) plans originally called for Liggett contributions matching up to a 3% employee contribution, plus additional Liggett contributions of up to 6% of salary based on the achievement of Liggett's profit objectives. Effective January 1, 1994, Liggett suspended the 3% match for the salaried employees' 401(k) Plan, but reinstated it on April 1, 1996. Liggett contributed and expensed $497, $591 and $900 to the 401(k) plans for the years ended December 31, 1997, 1996 and 1995, respectively.

12.   INCOME TAXES

      The Company files a consolidated federal income tax return that includes its more than 80%-owned United States subsidiaries. At December 31, 1997, the Company had $99,861 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. The Company established a valuation allowance against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change.

      The amounts provided for income taxes are as follows:

                                                                            Year Ended December 31,
                                                                1997            1996             1995
                                                                ----            ----             ----
      Current:
         U.S. Federal.....................................
         Foreign..........................................     $1,134          $ 1,454
         State............................................        (11)             (52)          $ 342
                                                               ------          -------           -----
      Total provision (benefit) for continuing operations.     $1,123          $ 1,402           $ 342
                                                               ======          =======           =====

      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                     December 31, 1997                  December 31, 1996
                                                     -----------------                  -----------------
                                               Deferred Tax     Deferred Tax      Deferred Tax     Deferred Tax
                                                  Assets         Liabilities         Assets         Liabilities
                                                  ------         -----------         ------         -----------
      Sales and product allowances.......      $   3,102                          $ 2,504
      Inventory..........................            457          $1,568            1,270           $   683
      Coupon accruals....................          2,369                            4,492
      Property, plant and equipment......                          5,760                              5,218
      Employee benefit plan accruals.....         12,698                           13,193
      Debt restructuring charges.........         19,105                           22,334
      Excess of tax basis over book basis-
         non-consolidated entities.......          9,467                            9,467
      Excess of book basis over tax basis-
         non-consolidated entities.......                                                             5,166
      Legal settlements..................          9,840                            2,910
      Net operating loss carryforwards...         50,151                           45,543
      Valuation allowance................        (99,861)                         (90,646)
      Reclassifications..................         (7,328)         (7,328)         (11,067)          (11,067)
                                               ---------          ------          -------           -------
                                               $                  $               $                 $
                                               =========          ======          =======           =======


                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                                     Year Ended December 31,
                                                             1997           1996           1995
                                                             ----           ----           ----

       Loss from continuing operations
        before income taxes .........................      $(50,687)      $(63,516)      $(45,002)
                                                           --------       --------       --------

      Federal income tax (benefit) at statutory rate        (17,740)       (22,231)       (15,751)

      Increases (decreases) resulting from:
        State income taxes, net of federal income tax
         benefits ...................................            (8)           (34)           342
        Foreign taxes ...............................         1,134          1,454
        Changes in valuation allowance ..............         9,215         21,471         11,810
        Other .......................................         8,522            742          3,941
                                                           --------       --------       --------
        Provision for income tax ....................      $  1,123       $  1,402       $    342
                                                           ========       ========       ========

      The Company's tax years from 1993 to 1995 are presently under audit with the Internal Revenue Service. The Company believes it has adequately reserved for any potential adjustments which may occur.

      At December 31, 1997, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $125,000 which may be subject to certain restrictions and limitations and which will expire in the years 2006 to 2017.

13.   EQUITY

      Treasury Stock:

      On March 7, 1997, a partnership controlled by the Company's Chairman, President and Chief Executive Office and controlling stockholder (the "Chairman") transferred 400,000 shares of common stock to the Company in satisfaction of an obligation. (Refer to Note 17.)

      In 1995, pursuant to a Stock Grant Agreement, the Company purchased 33,748 shares of common stock from a former employee at market price. During 1995, the Company issued, in the aggregate, 270,000 shares from treasury.

      On January 16, 1998, the Company entered into a Stock Purchase Agreement in which High River purchased 1,500,000 shares of BGL common stock for $9,000. The Company has agreed to use its best efforts to file with the SEC,a shelf registration statement on Form S-3 to be declared effective by May 15, 1998. If the registration statement has not been declared effective by such date, liquidated damages on the shares of common stock will accrue at the rate of $25 per day for the first 60-day period, and thereafter at the rate of $50 per day, provided that the aggregate liquidated damages shall not exceed $9,000.

      On March 12, 1998, the Company granted an option for 1,250,000 shares of the Company's common stock to a law firm that represents the Company and Liggett. On May 1, 1998 and April 1, 1999, options for 250,000 and an additional 1,000,000 shares of common stock are exercisable at $17.50 per share, respectively. The option expires on March 31, 2003.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


14.   STOCK PLANS

      On December 16, 1996, the Company entered into a Stock Option Agreement (the "Agreement") with a consultant who serves as a director and President of New Valley. The Agreement granted such consultant non-qualified stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments beginning on July 1, 1997. Pursuant to the Agreement, common stock dividend equivalents are paid on each vested and unexercised option. The Company estimated the fair value of such grant on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 6.4%, expected option life of 10 years, volatility of 81.4% and no expected dividends or forfeiture. Under this model, the fair value of stock options granted in 1996 was $4,750. The Company recognized expense of $1,127 and $64 for the years ended 1997 and 1996, respectively.

      As of January 1, 1994, the Company had granted 500,000 shares of restricted common stock to the same consultant. Of the total number of shares granted, 250,000 were immediately vested and issued during the third quarter. The remaining 250,000 shares were issued in 1995 and vested in 1997. In addition, on January 25, 1995, the Company entered into a non-qualified stock option agreement with the same consultant. Under the agreement, options to purchase 500,000 shares were granted at $2.00 per share. The options are exercisable over a ten-year period, beginning with 20% on the grant date and 20% on each of the four anniversaries of the grant date. The grant provides for dividend equivalent rights on all the shares underlying the options. During 1997, 1996 and 1995, the Company recorded charges to income of $205, $222, and $557, respectively, for compensation based on estimates of the fair market value for the shares and options granted. In 1997, 1996 and 1995, the Company also recorded charges to income of $188, $150 and $150, respectively, for the dividend equivalent rights.

      As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 42,500 and 422,000, respectively, shares of the Company's common stock at an exercise price of $5.00 per share. The options have a ten-year term and vest in six equal annual installments. The Company will recognize compensation expense of $154 over the vesting period.

      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote disclosure purposes with the following assumptions used for grants in 1997: a risk-free interest rate of 6.44%, expected option life of 10 years, volatility of 81.46% and no expected dividends or forfeitures.

      A summary of stock options granted to employees follows:

                                                                          Weighted
                                           Number of       Exercise        Average
                                             Shares         Price         Fair Value
                                             ------         -----         ----------
Outstanding on December 31, 1996                  0
     Granted ...................            422,000         $5.00             $4.30
     Exercised .................                  0
     Cancelled .................                  0
Outstanding on December 31, 1997            422,000         $5.00              4.30
Exercisable ....................             89,165

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      The Company has chosen to continue accounting for stock options at their intrinsic value. Had the fair value method of accounting been applied to the Company's stock options granted to employees, the pro forma effect would be as follows:

                                                                    1997
                                                                    ----

Net loss as reported.....................................         $(49,885)
Estimated fair value of the year's option grants.........              383
Net loss adjusted........................................          (50,268)
Adjusted net loss per share - Basic and Diluted..........            (2.81)


15.   SUPPLEMENTAL CASH FLOW INFORMATION

      In accordance with the requirements of SFAS No. 95, "Statement of Cash Flows," supplemental cash flow information is disclosed below:

                                                                 Year Ended December 31,
                                                              1997        1996          1995
                                                              ----        ----          ----
 I.  Cash paid during the period for:
       Interest ....................................       $ 43,028     $ 57,362     $ 60,158
       Income taxes, net of refunds ................            462          582        1,735

II. Non-cash investing and financing activities:
       Dividends payable ...........................                    $  1,387
       Distribution of MAI to stockholders .........                                 $ 27,085
       Exchange of Series 2 Senior Secured Notes
         for Series A Notes ........................                      99,154
       Exchange of 14.50% Subordinated Debentures
         for Series B Notes ........................                     125,495
       Issuance of Series A Notes for options ......                         822
       Exchange of Series A Notes for Series B Notes                      99,976
       Issuance of promissory notes for shares
         of Liggett-Ducat ..........................                       1,643
       Promissory Note from New Valley .............         33,500


16.   CONTINGENCIES

      Tobacco-Related Litigation:

      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions") and (iii) health care cost recovery actions brought by state and local

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      governments, although recently numerous health care cost recovery actions have been commenced on behalf of other third-party payors including asbestos manufacturers, unions and taxpayers ("Attorneys General Actions"). As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. In 1995 and 1996, approximately $1,500 and $6,500, respectively, in counsel fees and costs were paid by others. In 1995 and 1996, Liggett incurred additional fees and costs in connection with tobacco-related litigation in the amount of approximately $4,500 and $3,500, respectively. In 1997, Liggett incurred fees and costs in the amount of approximately $5,750. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

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

      Individual Actions. As of December 31, 1997, there were approximately 250 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 108 are pending in the State of Florida, 82 are pending in the State of New York and 19 are pending in the State of Texas. The balance of individual cases are pending in 16 states. There are four individual cases pending where Liggett is the only named defendant.

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Class Actions. As of December 31, 1997, there were approximately 40 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al., have been settled, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

      On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On October 10, 1997, the other major tobacco companies settled this matter which settlement provides for a release of the Company and Liggett. In February 1998, the Circuit Court approved the settlement, however, a Notice of Appeal was filed in the Third District Court of Appeal by an objector to the settlement.

      On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. On February 17, 1995, the District Court granted plaintiffs' motion for class certification (the "Class Certification Order").

      On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the Class Certification Order and instructed the District Court to dismiss the class complaint. The Fifth Circuit ruled that the District Court erred in its analysis of the class certification issues by failing to consider how variations in state law affect predominance of common questions and the superiority of the class action mechanism. The appeals panel also held that the District Court's predominance inquiry did not include consideration of how a trial on the merits in Castano would be conducted. The Fifth Circuit further ruled that the "addiction-as-injury" tort is immature and, accordingly, the District Court could not know whether common issues would be a "significant" portion of the individual trials. According to the Fifth Circuit's decision, any savings in judicial resources that class certification may bring about is speculative and would likely be overwhelmed by the procedural problems certification brings. Finally, the Fifth Circuit held that in order to make the class action manageable, the District Court would be forced to bifurcate issues in violation of the Seventh Amendment.

      The extent of the impact of the Castano decision on tobacco-related class action litigation is still uncertain, although the decertification of the Castano class by the Fifth Circuit may preclude other federal courts from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The Castano decision has had to date, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in New York, Louisiana and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions pending in state court in Florida have also been certified and one of the actions, the Broin case, had begun trial before settling in 1997. The Castano decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

      Attorneys General Actions. As of December 31, 1997, 39 Attorneys General actions were filed against Liggett and the Company. In February 1998, one additional action was commenced. As more fully discussed below, through March 1998, Liggett and the Company have settled 37 of these actions. In addition, the Company and Liggett have reached settlements with six Attorneys General representing states or territories which have not yet commenced litigation. As of December 31, 1997, there were

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      approximately 35 additional third-party payor actions pending. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      Settlements. In March 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of settlement. The Company and Liggett have the right to terminate the Castano settlement under certain circumstances. On March 14, 1996, the Company, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the Castano settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within 30 days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If the Company or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On September 6, 1996, shortly after the class was decertified, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

      In March 1996, the Company and Liggett entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia (the "March 1996 Settlements"). The March 1996 Settlements release the Company and Liggett from all tobacco-related claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. Certain of the terms of the March 1996 Settlements are summarized below.

      Under the March 1996 Settlements, the five settling states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the settling states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the settling states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the March 1996 Settlement.

      Settlement funds received by the Attorneys General will be used to reimburse the states for smoking-related health care costs. The Company and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement. The Company and Liggett have the right to terminate the March 1996 Settlements with respect to any settling state if any of the remaining defendants in the litigation succeed on the merits in that state's respective Attorney General action. The Company and Liggett may also terminate the March 1996 Settlements if they conclude that too many states have filed Attorney General actions and have not settled such cases with the Company and Liggett.

      On March 20, 1997, Liggett, the Company and the five settling states executed an addendum pursuant to which Liggett and the Company agreed to provide to the five settling states, among other things, the additional cooperation and compliance with advertising restrictions that is provided for in the March 1997 Settlements (discussed below). Also, pursuant to the addendum, the initial settling states agreed to use best efforts to ensure that in the event of a global tobacco settlement enacted through federal legislation or otherwise, Liggett's and the Company's financial obligations under such a global settlement would be no more onerous than under this settlement.

      At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

      In March 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (settlements with these 21 Attorneys General and with the nationwide class are hereinafter referred to as the "March 1997 Settlements"). On March 12, 1998, Liggett and the Company, announced settlements with the Attorneys General of 14 states, the District of Columbia and the U.S. Virgin Islands (the "March 1998 Settlements"). On March 26, 1998, the Company and Liggett settled with the Attorney General of Georgia. The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the Attorneys General and, upon court approval, the nationwide class.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The states and territories where settlements have been reached with Attorneys General are: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, U.S. Virgin Islands, Washington, West Virginia, Wisconsin and Wyoming. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those actions on substantially the same terms and conditions as the March 1998 Settlements, however, there can be no assurance that any such settlements will be completed.

      As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed a mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Company anticipates that should the court in Fletcher, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in Fletcher encompasses all individual and third-party payor claimants, it is anticipated that, upon final order and judgment, all such class members would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

      In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, such court approval will be obtained.

      The Walker court also granted preliminary approval and preliminary certification of the nationwide class, however, in August 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal. The Walker court relied on the Supreme Court's decision in Amchem Products Inc. v. Windsor in reaching its decision to vacate preliminary certification of the class. In Amchem, the Supreme Court affirmed a decision of the Third Circuit vacating the certification of a settlement class that involved asbestos-exposure claims. The Supreme Court held that the proposed settlement class did not meet the requirements of Rule 23 of the Federal Rules of Civil Procedure for predominance of common issues and adequacy of representation. The Third Circuit had held that, although classes could be certified for settlement purposes, Rule 23's requirements had to be satisfied as if the case were going to be litigated. The Supreme Court agreed that the fairness and adequacy of the settlement are not pertinent to the predominance inquiry under Rule 23(b)(3), and thus, the proposed class must have sufficient unity so that absent class members can fairly be bound by decisions of class representatives.

      After the Amchem opinion was issued by the Supreme Court in June 1997, objectors to Liggett's settlement in Walker moved for decertification. Although Liggett's settlement in the Walker action is a "limited fund" class action settlement proceeding under Rule 23(b)(1) and Amchem was a Rule 23 (b)(3) case, the court in the Walker action, nonetheless, decertified the Walker class. Applying Amchem to the Walker case, the District Court, in a decision issued in August 1997, determined that

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      while plaintiffs in Walker have a common interest in "maximizing the limited fund available from the defendants," there remained "substantial conflicts among class members relating to distribution of the fund and other key concerns" that made class certification inappropriate.

      The Amchem decision's ultimate affect on the viability of both the Walker and Fletcher settlements remains uncertain given the Fifth Circuit's recent ruling reaffirming a limited fund class action settlement in In re Asbestos Litigation ("Ahearn"). In June 1997, the Supreme Court remanded Ahearn to the Fifth Circuit for consideration in light of Amchem. On remand, the Fifth Circuit made two decisive distinctions between Amchem and Ahearn. First, the Ahearn class action proceeded under Rule 23(b)(1) while Amchem was a Rule 23(b)(3) case, and second, in Ahearn, there was no allocation or difference in award, according to nature or severity of injury, as there was in Amchem. The Fifth Circuit concluded that all members of the class and all class representatives share common interests and none of the uncommon questions, abounding in Amchem, exist.

      The remaining material terms of the March 1996 Settlements, the March 1997 Settlements and the March 1998 Settlements are described below.

      Pursuant to each of the settlements, both the Company and Liggett agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. The Company and Liggett agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, the Company and Liggett agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to the settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "Smoking is Addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

      Pursuant to the March 1996 Settlements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the third anniversary of the settlement, would receive certain settlement benefits, including limitations on potential liability. Pursuant to the agreement, any such combining tobacco company would be released from the lawsuits brought by the five initial settling states. Such combining tobacco company would be obligated to pay into the settlement fund within sixty days of becoming bound to the agreement $135,000, and make annual payments of 2.5% of the combining company's pre-tax income (but not less than $30,000 per year). Such combining tobacco company would also have to comply with the advertising and access restrictions provided for in the agreement, and would have to withdraw their objections to the FDA rule.

      Pursuant to the March 1997 Settlements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or the Company, prior to the fourth anniversary of the settlements, would receive certain settlement benefits, including limitations on potential liability for affiliates not engaged in domestic tobacco operations and a waiver of any obligation to post a bond to

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      appeal any future adverse judgment. In addition, within 120 days following any such combination, Liggett would be required to pay the settlement fund $25,000. Under all settlements, the plaintiffs have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or the Company from spinning off any affiliate which is not engaged in the domestic tobacco business.

      Pursuant to the March 1998 Settlements, Liggett is required to pay each of the settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The aggregate liability under the March 1996 Settlements, the March 1997 Settlements and the March 1998 Settlements is $39,556, the present value of which, when discounted at the rate of 18% per annum, is $19,365 at December 31, 1997. Minimum payments to be made for these settlements over the next five years and thereafter are: 1998: $4,044; 1999: $4,406; 2000: $4,406; 2001: $4,465;
      2002: $4,518; thereafter: $17,717. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlement and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In the case of the March 1997 Settlements, in the event that the Fletcher class is approved, monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

      Under all settlements, the Company and Liggett are also entitled to most favored nation treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. Under the March 1996 Settlement and March 1997 Settlements, in the event of a global settlement involving federal legislation with any other defendant tobacco company, the settling Attorneys General agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such legislation should be no more onerous than under these settlements. Under the March 1998 Settlements, the settling Attorneys General agreed to write letters to Congress and the President of the United States to ensure that the Company and Liggett's liability under any such legislation should be no more onerous than under these settlements.

      Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      Trials. Liggett is a defendant in trials currently proceeding in the State of Minnesota by Hubert H. Humphrey, III, its Attorney General and Blue Cross and Blue Shield of Minnesota v. Philip Morris Incorporated, et al., District Court of the Second Judicial District, Ramsey County, Minnesota, which commenced on January 20, 1998. Liggett settled the claims of the State of Minnesota on March 20, 1997, but still remains a defendant in the case with respect to the State's co-plaintiff, Blue Cross and Blue Shield of Minnesota. Liggett is also a defendant in Dunn and Wiley v. RJR Nabisco Holdings Corp., et al., Superior Court, Delaware County, Indiana, which trial commenced on February 9, 1998.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      There are several other trial dates scheduled during 1998 for individual cases; however, trial dates are subject to change.

      Proposed Resolution. In June 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution (the "Resolution"). The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States.

      The proposed Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals, regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the proposed Resolution, industry payments and litigation.

      The proposed Resolution would require the FDA to impose annual surcharges on the industry if targeted reductions in underage smoking incidence are not achieved in accordance with a legislative timetable. The surcharge would be based upon an approximation of the present value of the profit the companies would earn over the lives of all underage consumers in excess of the target, and would be allocated among participating manufacturers based on their market share of the United States cigarette industry.

      The proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date that federal legislation implementing the terms of the proposed Resolution is signed. This Industry Payment would be based on relative market capitalization. Thereafter, the participating companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels) -- year 1: $8.5 billion; year 2: $9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate, and would be adjusted to reflect changes from 1996 domestic sales volume levels.

      The Industry Payments would be separate from any surcharges. The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      If enacted, the federal legislation provided for in the proposed Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity other than the federal government), parens patriae and smoking and health class actions and all "addiction"/dependence claims, and would bar similar actions from being maintained in the future. However, the proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. The proposed Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

      Under the proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis, and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the proposed Resolution, and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only if based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

      The proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: The proposed Resolution would set an annual aggregate cap of up to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a particular year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation settled by the proposed Resolution.

      Under the proposed Resolution, the Company and Liggett would be deemed to be a "non-participating manufacturer". The proposed Resolution provides, among other things, that a non-participating manufacturer would be required to place into escrow, each year, an amount equal to 150% of its share of the payment required of participating manufacturers (other than the portion allocated to public health programs and federal and state enforcement). These funds would be earmarked for potential liability payments and could be reclaimed, with interest, after 35 years, to the extent they had not been paid out in liability.

      The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida and Texas. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Other Related Matters. On March 20, 1997, RJR, Philip Morris, B&W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing the Company and Liggett and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by the Company and Liggett. On June 5, 1997, the North Carolina Supreme Court denied Liggett's Motion to Stay the case pending appeal. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

      The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

      In March 1996, and in each of March, July, October and December 1997, the Company and/or Liggett received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of: the health consequences of smoking cigarettes; the targeting of children by the industry; and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. The Company understands that the Eastern District Investigation and the DOJ Investigation have, for all intents and purposes, been consolidated into one investigation being conducted by the Department of Justice. The Company and Liggett are unable, at this time, to predict the outcome of this investigation.

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

      The Company is unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of the cases pending against the Company, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are usually stated as being for at least the minimum necessary to invoke the jurisdiction of the court.

      Third-party payor claimants and others have set forth several additional variations on relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys' fees. Nevertheless, no specific amounts are provided. It is, however, understood that requested damages against the tobacco company defendants in these cases may be in the billions of dollars.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      It is possible that the Company's consolidated financial position, results of operation and cash flow could be materially adversely affected by an unfavorable outcome in any of such pending tobacco-related litigation.

      Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. Liggett's management believes that current operations are conducted in material compliance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

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

      In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect, however, on December 15, 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health.

      On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

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

      In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

      As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

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

      On or about March 13, 1997, a shareholder derivative suit was filed against New Valley, as a nominal defendant, its directors and the Company in the Delaware Chancery Court, by a shareholder of New Valley. The suit alleges that New Valley's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, the Company aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations are without merit. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


17.   RELATED PARTY TRANSACTIONS

      On March 7, 1997, a partnership controlled by the Chairman transferred to the Company the remaining 400,000 pledged shares of the Company's common stock with a market value of $1,800 in final satisfaction of an obligation to make certain payments to the Company on account of a former executive's outstanding indebtedness of $5,477 (deducted from equity).

      On December 16, 1996, the Company entered into a Stock Option Agreement relating to 1,000,000 shares of the Company's common stock with a consultant who serves as a director and President of New Valley. In addition, the Company granted the same consultant options to purchase 500,000 shares in 1995. (Refer to Note 15.) During 1997 and 1996, the consultant received consulting fees of $480 per year from the Company and a subsidiary.

      An outside director of the Company is a stockholder of and serves as the secretary and treasurer of a registered broker-dealer that has performed services for the Company and its affiliates since before December 31, 1994. The broker-dealer received brokerage commissions and other income of approximately $522, $317 and $584 from the Company and/or its affiliates during 1997, 1996 and 1995, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with New Valley's broker-dealer subsidiary on customary terms. In connection with the acquisition of certain office buildings by New Valley on January 10, 1996, this director received a commission of $220 from the seller.

      During 1995, the Company and New Valley entered into an expense sharing agreement whereby certain lease, legal and administrative expenses are allocated to the entity incurring the expense. Expense reimbursements amounted to $375, $462 and $571 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

      In connection with their agreement to serve as the Company's nominees at RJR Nabisco's 1996 annual meeting of stockholders, two directors of New Valley were each paid $30 by the Company during the fourth quarter of 1995. As discussed in Note 3, the Company has entered into certain other agreements with New Valley in connection with RJR Nabisco.

      On January 31, 1997, New Valley entered into a stock purchase agreement with BOL pursuant to which New Valley acquired 10,483 shares of BML common stock (99.1%) for a purchase price of

                                BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      $55,000, consisting of $21,500 in cash and a $33,500 promissory note with an interest rate of 9%. The note was paid in full in 1997. (Refer to Note 4.)


18.   SEGMENT INFORMATION

      On January 31, 1997, BOL sold all of its shares in BML to New Valley. (Refer to Note 4). In 1997, there is only one industry segment, tobacco and, accordingly, there is no industry segment disclosure. Information about the Company's operations by industry in the tobacco and real estate segments in 1996 follows:

      Industry Segment:

                                                       Real         Corporate
               1996                    Tobacco        Estate        and Others       Consolidated
               ----                    -------        ------        ----------       ------------
      Net sales..................      $455,222    $  2,675           $ 2,459          $460,356
      Operating income (loss)....         4,805          99            (8,831)           (3,927)
      Identifiable assets........       114,648      55,012             8,017           177,677
      Capital expenditures.......         8,861      25,318                62            34,241
      Depreciation and
        amortization.............         8,185         253               381             8,819


      Geographic Area:

                                                     United
               1997                                  States           Russia         Consolidated
               ----                                  ------           ------         ------------
      Net sales..............................        $312,268         $77,347          $389,615
      Operating income.......................           3,794           4,235             8,029
      Identifiable assets....................          80,235          46,222           126,457


                                                     United
               1996                                  States           Russia           Consolidated
               ----                                  ------           ------           ------------
      Net sales..............................        $403,521         $56,835          $460,356
      Operating income (loss)................           6,045          (9,972)           (3,927)
      Identifiable assets....................         105,381          72,296           177,677

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - ((CONTINUED)


                                BROOKE GROUP LTD.
                                    BGLS INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)



                                                                       Additions
                                                               -------------------------
                                                  Balance at    Charged to    Charged to                 Balance
                                                  Beginning     Costs and       Other                     at End
                Description                       of Period      Expenses      Accounts    Deductions   of Period
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997 Allowances for:
      Doubtful accounts ....................       $  750       $   226                      $   156    $  820
      Cash discounts .......................          530        11,319                       11,286       563
      Sales returns ........................        5,000                                        250     4,750
                                                   ------       -------        --------      -------    ------
         Total .............................       $6,280       $11,545        $             $11,692    $6,133
                                                   ======       =======        ========      =======    ======

Provision for inventory obsolescence .......       $3,218       $   221        $             $ 2,282    $1,157
                                                   ======       =======        ========      =======    ======

Year ended December 31, 1996 Allowances for:
      Doubtful accounts ....................       $  921       $   903                     $  1,074    $  750
      Cash discounts .......................          615        13,929                       14,014       530
      Sales returns ........................        5,000                                                5,000
                                                   ------       -------        --------      -------    ------
         Total .............................       $6,536       $14,832        $             $15,088    $6,280
                                                   ======       =======        ========      =======    ======

Provision for inventory obsolescence .......       $2,641       $ 1,341        $             $   764    $3,218
                                                   ======       =======        ========      =======    ======

Year ended December 31, 1995 Allowances for:
      Doubtful accounts ....................       $  249       $   260        $    692(b)   $   280    $  921
      Cash discounts .......................          720        14,579                       14,684       615
      Sales returns ........................        5,800         1,030            (800)(a)    1,030     5,000
                                                   ------       -------        --------      -------    ------
         Total .............................       $6,769       $15,869        $   (108)     $15,994    $6,536
                                                   ======       =======        ========      =======    ======

Provision for inventory obsolescence .......       $1,369       $ 1,072        $    630(b)   $   430    $2,641
                                                   ======       =======        ========      =======    ======



(a) Charged  to net sales.

(b) Amounts include impact of consolidating Liggett-Ducat.

                             NEW VALLEY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the
Shareholders of New Valley Corporation

    We have audited the accompanying consolidated balance sheets of New Valley Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years for the period ended December 31, 1997. We have also audited the financial statement schedule of New Valley Corporation (Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 and 1996) listed in the index on page 29 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets constituting 1% and 3% of consolidated total assets at December 31, 1997 and 1996, respectively and a net loss (net of minority interest therein) constituting 25% and 90% of the consolidated net loss for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thinking Machines Corporation, are based solely upon the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Valley Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.



Miami, Florida
March 31, 1998

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997             1996
                                                                                    --------         ------
                                    ASSETS
Current assets:
     Cash and cash equivalents.............................................         $  11,606         $  57,282
     Investment securities available for sale..............................            51,993            61,454
     Trading securities owned..............................................            49,988            29,761
     Restricted assets.....................................................               232             2,080
     Receivable from clearing brokers......................................             1,205            23,870
     Other current assets..................................................             3,618             9,273
                                                                                    ---------         ---------
         Total current assets..............................................           118,642           183,720
                                                                                    ---------         ---------

Investment in real estate..................................................           256,645           179,571
Furniture and equipment, net...............................................            12,194                --
Investment securities available for sale...................................                --             2,716
Restricted assets..........................................................             5,484             6,766
Long-term investments, net.................................................            27,224            13,270
Other assets...............................................................            21,202            20,497
                                                                                    ---------         ---------
         Total assets......................................................         $ 441,391         $ 406,540
                                                                                    =========         =========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Margin loan payable...................................................         $  13,012         $      --
     Current portion of notes payable and long-term obligations............               760             2,310
     Accounts payable and accrued liabilities..............................            57,722            44,888
     Prepetition claims and restructuring accruals.........................            12,611            15,526
     Income taxes..........................................................            18,413            18,243
     Securities sold, not yet purchased....................................            25,610            17,143
                                                                                    ---------         ---------
         Total current liabilities.........................................           128,128            98,110
                                                                                    ---------         ---------

Notes payable..............................................................           173,814           157,941
Other long-term liabilities................................................            11,210            12,282
Redeemable preferred shares................................................           258,638           210,571

Commitments and contingencies..............................................                --                --

Shareholders' equity (deficiency):
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: 1997 - $139,412; 1996 - $115,944..............               279               279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 and 191,551,586 shares outstanding............                96                96
     Additional paid-in capital............................................           604,215           644,789
     Accumulated deficiency................................................          (742,427)         (721,854)
     Unearned compensation on stock options................................              (158)             (731)
     Unrealized gain on investment securities..............................             7,596             5,057
                                                                                    ---------         ---------
Total shareholders' equity (deficiency)....................................          (130,399)          (72,364)
                                                                                    ---------         ---------

         Total liabilities and shareholders' equity (deficiency)...........         $ 441,391         $ 406,540
                                                                                    =========         =========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    1997              1996             1995
                                                                 -----------        ----------       ----------
Revenues:
    Principal transactions, net..................................  $  16,754        $  28,344          $ 18,237
    Commissions..................................................     16,727           17,755             9,888
    Corporate finance fees.......................................     12,514           10,230             5,942
    Gain on sale of investments..................................     20,492           10,014             7,078
    Real estate leasing..........................................     27,067           23,559                --
    Interest and dividends.......................................      9,417           16,951            21,047
    Other income.................................................      5,470            5,101             5,538
                                                                   ---------        ---------          --------

         Total revenues..........................................    108,441          111,954            67,730
                                                                   ---------        ---------          --------

Costs and expenses:
    Selling, general and administrative expenses.................    115,901          119,154            54,216
    Interest.....................................................     16,988           17,760             2,102
    Recovery of restructuring charges............................         --           (9,706)           (2,044)
    Write-down of long-term investments .........................      3,796            1,001            11,790
                                                                   ---------        ---------          --------

         Total costs and expenses................................    136,685          128,209            66,064
                                                                   ---------        ---------          --------

Income (loss) from continuing operations before income
    taxes, minority interests and extraordinary item.............    (28,244)         (16,255)            1,666

Income tax provision (benefit)...................................        186              300               292
Minority interests in loss from continuing operations of
    consolidated subsidiary......................................      3,237            3,339                --
                                                                   ---------        ---------          --------

Income (loss) from continuing operations.........................    (25,193)         (13,216)            1,374

Discontinued operations (Note 4):
    Income (loss) from discontinued operations, net of minority interests of $416 in 1997 and $2,404 in 1996, and
      income taxes of and $480 in 1995...........................        661           (3,818)            4,315
    Gain on disposal of discontinued operations, net of minority interests of $2,884 and $1,502 in 1997 and 1996, and in-
      come taxes of and $1,400 in 1995...........................      3,959            9,544            12,558
                                                                   ---------        ---------          --------

         Income from discontinued operations.....................      4,620            5,726            16,873
                                                                   ---------        ---------          --------

Net income (loss)................................................    (20,573)          (7,490)           18,247

Dividend requirements on preferred shares........................    (68,475)         (61,949)          (72,303)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased.........................         --            4,279            40,342
                                                                   ---------        ---------          --------

Net income (loss) applicable to Common Shares....................  $ (89,048)       $ (65,160)         $(13,714)
                                                                   ==========       =========          ========





          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                               1997              1996             1995
                                            -----------        ----------       ----------
Income (loss) per common share (Basic):

    Continuing operations ...............   $       (9.78)   $       (7.40)   $       (3.20)
    Discontinued operations .............             .48              .60             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Income (loss) per common share (Diluted):

    Continuing operations ...............   $       (9.78)   $       (7.40)   $       (3.20)
    Discontinued operations .............             .48              .60             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Supplemental information:
    Additional interest expense, absent
      the Chapter 11 filing .............                                     $       2,314
                                                                              =============









          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      UNEARNED
                                               CLASS B                ADDITIONAL                    COMPENSATION
                                              PREFERRED     COMMON      PAID-IN     ACCUMULATED       ON STOCK      UNREALIZED
                                                SHARES      SHARES      CAPITAL       DEFICIT          OPTIONS        GAINS
                                                ------      ------      -------       -------          -------        -----
Balance, December 31, 1994...................... $ 279     $ 1,887     $692,001      $(732,611)
   Net income...................................                                        18,247
   Undeclared dividends and accretion on
     redeemable preferred shares................                        (53,821)
   Purchase of redeemable preferred shares                               40,342
   Exercise of stock options....................                29          536
   Unrealized gain on investment securities,
     net of taxes...............................                                                                       $2,650
                                                 -----     -------     --------      ---------                         ------

Balance, December 31, 1995......................   279       1,916      679,058       (714,364)                         2,650

   Net loss.....................................                                        (7,490)
   Undeclared dividends and accretion on
     redeemable preferred shares................                        (41,123)
   Purchase of redeemable preferred shares                                4,279
   Effect of 1-for-20 reverse stock split                   (1,820)       1,820
   Issuance of stock options....................                            755                        $  (755)
   Compensation expense on stock option grants..                                                            24
   Unrealized gain on investment securities.....                                                                        2,407
                                                 -----    --------     --------      ---------         -------         ------
Balance, December 31, 1996......................   279          96      644,789       (721,854)           (731)         5,057

   Net loss.....................................                                       (20,573)
   Undeclared dividends and accretion on
     redeemable preferred shares................                        (45,148)
   Unrealized gain on investment securities                                                                             2,539
   Compensation expense on stock option grants                                                              15
   Adjustment to unearned compensation
     on stock options...........................                           (558)                           558
   Public sale of subsidiaries' common
     stock, net.................................                          5,132
                                                 -----    --------     --------      ---------         -------         ------
Balance, December 31, 1997...................... $ 279    $     96     $604,215      $(742,427)        $  (158)        $7,596
                                                 =====    ========     ========      =========         =======         ======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              1997        1996         1995
                                                                           ----------   ---------    ---------
Cash flows from operating activities:
   Net income (loss) ...................................................   $ (20,573)   $  (7,490)   $  18,247
   Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Gain on disposal of business ......................................        --         (9,544)     (12,558)
     Loss (income) from discontinued operations ........................        (661)       3,818       (4,315)
     Depreciation and amortization .....................................       9,414        4,757          608
     Provision for loss on long-term investments .......................       3,796        1,001       11,790
     Reversal of restructuring accruals ................................                   (9,706)      (2,044)
     Stock Compensation Expense ........................................       2,934         --           --
     Changes in assets and liabilities, net of effects from acquisition:
       Decrease (increase) in receivables and other assets..............       1,774      (16,069)      11,684
       Decrease in income taxes payable and deferred taxes..............         170       (2,040)     (32,517)
       Increase (decrease) in securities sold not yet purchased ........       8,467        4,096       (9,359)
       Increase (decrease) in accounts payable and accrued
         Liabilities ...................................................      (3,954)       6,437        5,223
                                                                           ---------    ---------    ---------

Net cash used for continuing operations ................................       1,367      (24,740)     (13,241)
Net cash provided from discontinued operations .........................      (1,616)       2,041        6,105
                                                                           ---------    ---------    ---------

Net cash used for operating activities .................................        (249)     (22,699)      (7,136)
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Sale or maturity of investment securities .........................      45,472      160,088      250,129
     Purchase of investment securities .................................     (30,756)     (12,825)    (458,017)
     Sale or liquidation of long-term investments ......................       2,807       18,292       36,109
     Purchase of long-term investments .................................     (18,707)      (3,051)     (77,411)
     Decrease (increase) in restricted assets ..........................       3,130       29,159      341,634
     Purchase of furniture and equipment ...............................      (3,478)      (5,240)        --
     Purchase of and additions to real estate ..........................      (7,454)     (24,496)        --
     Sale of real estate ...............................................       8,718
     Payment of prepetition claims and restructuring accruals ..........        (828)      (8,160)    (584,397)
     Payment for acquisitions, net of cash acquired ....................     (20,014)       1,915      (25,750)
     Collection of contract receivable .................................        --           --        300,000
     Net proceeds from disposal of business ............................        --         10,174       17,540
                                                                           ---------    ---------    ---------

Net cash (used for) provided from investing activities .................     (21,110)     165,856     (200,163)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
     Payment of preferred dividends ....................................        --        (41,419)    (132,162)
     Purchase of redeemable preferred shares ...........................        --        (10,530)     (47,761)
     Increase (decrease) in margin loan payable ........................      13,012      (75,119)      75,119
     Payment of long-term notes and other liabilities ..................     (62,739)     (10,549)     (12,890)
     Increase in long term borrowings ..................................      19,993         --           --
     Issuance of subsidiary stock ......................................       5,417         --           --
     Exercise of stock options .........................................        --           --            565
                                                                           ---------    ---------    ---------

Net cash used for financing activities .................................     (24,317)    (137,617)    (117,129)
                                                                           ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................     (45,676)       5,540     (324,428)
Cash and cash equivalents, beginning of year ...........................      57,282       51,742      376,170
                                                                           ---------    ---------    ---------

Cash and cash equivalents, end of year .................................   $  11,606    $  57,282    $  51,742
                                                                           =========    =========    =========



          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1997          1996          1995
                                                                                 --------      --------      ------
Supplemental cash flow information:
   Cash paid during the year for:
     Interest..............................................................      $ 16,667      $17,482      $  2,105
     Income taxes..........................................................           116        2,341        33,662

Detail of acquisitions:
   Fair value of assets acquired...........................................      $ 94,114      $27,301       $59,066
   Liabilities assumed.....................................................        74,100       16,701        32,316
                                                                                 --------     --------      --------
   Cash paid...............................................................        20,014       10,600        26,750
                                                                                 --------     --------      --------
   Less cash acquired......................................................          --        (12,515)       (1,000)
                                                                                 --------     --------      --------
   Net cash (paid) received for acquisition................................      $(20,014)    $  1,915      $(25,750)
                                                                                 ========     ========      ========






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

         Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

         NATURE OF OPERATIONS

         The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies. As discussed in Note 21, the investment banking and brokerage segment accounted for 52% and 64% of the Company's revenues and 35% and 2% of the Company's operating loss from continuing operations for the years ended December 31, 1997 and 1996, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

         On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1997, the Company's remaining accruals totaled $12,611 for unsettled prepetition claims and restructuring accruals (see
Note 17). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities, of the Messaging Services Business to FFMC for $20,000, which consisted of $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company recognized a gain on the sale of such business of $12,558, net of income taxes of $1,400.

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

         INVESTMENT SECURITIES. The Company classifies investments in debt and marketable equity securities as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of shareholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

         RESTRICTED ASSETS. Restricted assets at December 31, 1997 consisted primarily of $5,484 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space. Restricted assets at December 31, 1996 consisted primarily of $5,266 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space, and $3,275 pledged as collateral for a letter of credit which is used as collateral for an insurance policy.

         PROPERTY AND EQUIPMENT. Office buildings are depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method (see Note 7). Shopping centers are depreciated over periods approximating 25 years, the estimated useful life, using the straight-line

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






method. Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations. Depreciation and amortization expense was $9,414, $4,757, and $608 in 1997, 1996, and 1995,
respectively.

         INCOME TAXES. Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

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

         REAL ESTATE LEASING REVENUES. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 1997 are $29,130, $25,796, $21,138, $14,156, $12,341 for
the years 1998, 1999, 2000, 2001 and 2002, respectively, and $30,259 for subsequent years.

         BASIC INCOME (LOSS) PER COMMON SHARE. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income (loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares and the exercise of stock options and warrants if such conversion was dilutive.

         Options to purchase 330,000 common shares at $.58 per and 40,417 common shares issuable upon the conversion of Class B Preferred Shares were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Prior years' EPS have been restated to conform with standards established by SFAS No. 128.


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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         NEW ACCOUNTING PRONOUNCEMENTS.

         In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

         In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probably. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segments disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

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

         On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing provided by the sellers. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. In November 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200.

         On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of data mining and knowledge discovery software and services. In February 1996, the bridge loan was converted into a controlling interest in a partnership which held approximately 61.4% of Thinking Machines' outstanding common shares. In December 1997, the Company acquired for $3,150 additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing shareholders which increased the Company's ownership to approximately 72.7% of the outstanding Thinking Machines shares. As a result of the rights offering, the Company recorded $2,417 as additional paid-in-capital which represented its interest in the increase in Thinking Machines' shareholders' equity. The acquisition of Thinking Machines through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Thinking Machines subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 were recognized at the time of acquisition. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note, which was collateralized by the BML Shares, was paid during 1997.

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants for approximately $7,500, which purchase price had been reduced to reflect prepayments of rent. In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 350,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999.

         In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the BML Shares by the Company. These liabilities included a $20,400 loan to a Russian bank for the construction of Ducat Place II (the "Construction Loan"). In addition, the liabilities of BML at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with another Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1997, borrowings under the new credit facility totaled $20,078.

         In February 1998, the Company entered into a joint venture to make real estate and other investments in Russia to which the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, will be contributed (see Note 22).

4.       DISCONTINUED OPERATIONS

         As noted above, the Company sold the Messaging Services Business effective October 1, 1995. During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations. Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value and recorded a charge of $6,200 for these reserves, which is included in the loss on discontinued operations. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI, the Messaging Services Business, and Thinking Machines separately from continuing operations.

         Summarized operating results of the discontinued operations, as shown below, include the discontinued operations of Thinking Machines for the year ended December 31, 1997 and the eleven months ended December 31, 1996 and the Messaging Services Business for the nine months ended September 30, 1995.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                               1997                1996              1995
                                                             --------            --------          --------
Revenues...........................................           $ 3,386             $15,017           $37,771
                                                                =====              ======            ======
Operating (loss) income............................           $ 1,077            $ (6,222)         $  4,795
                                                                =====              ======             =====
Income before income taxes and minority
     Interests.....................................           $ 1,077            $ (6,222)         $  4,795
Provision for income taxes.........................                --                  --               480
Minority interests.................................               416               2,404                --
                                                                -----              ------           -------
Net (loss) income..................................             $ 661            $ (3,818)         $  4,315
                                                                =====              ======             =====

         In December 1996, Thinking Machines sold part of its discontinued operations for $4,300 in cash which resulted in the Company recording a gain on disposal of discontinued operations of $2,386, net of minority interests of $1,502. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash and a percentage of certain future operating profits. The sale resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410. During 1997, Thinking Machines received profit participation payments totaling $1,176, which the Company recorded as a gain on discontinued operations of $742, representing its average ownership percentage of Thinking Machines in 1997.

         During the fourth quarter of 1996, the Company received $5,774 in cash and $600 in a promissory note (paid in 1997) in settlement of a receivable claim originally began by Western Union Telegraph Company. In addition, the Company reduced its liability related to certain Western Union retirees by $784. The Company recorded the gain on settlement of $6,374 and liability reduction of $784 as gain on disposal of discontinued operations. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring which resulted from the Company's Money Transfer business.

 5.      INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had net unrealized gains on sales of investment securities available for sale of $7,596 ($12,431 of unrealized gains and $4,835 of unrealized losses) for the year ended December 31, 1997 and $1,347 ($6,114 of unrealized gains and $4,767 of unrealized losses) for the year ended December 31, 1996.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The components of investment securities available for sale are as follows:

                                                                               GROSS          GROSS
                                                                            UNREALIZED     UNREALIZED        FAIR
                                                                 COST          GAIN           LOSS          VALUE
                                                                 ----          ----           ----          -----
          1997
          ----
          Short-term investments.........................       $  6,218            --             --        $ 6,218
          Marketable equity securities...................         34,494       $ 7,492        $ 2,101         39,885
          Marketable warrants............................             --         4,939             --          4,939
          Marketable debt securities ....................          3,685            --          2,734            951
                                                                 -------     ---------          -----        -------
          Investment securities..........................       $ 44,397      $ 12,431        $ 4,835       $ 51,993
                                                                  ======        ======          =====         ======

          1996
          ----
          Marketable equity securities...................      $  55,429      $  6,501      $     476      $  61,454
          Marketable debt securities (long-term).........          3,685            --            969          2,716
                                                                  ------       -------         ------         ------
          Total securities available for sale............         59,114         6,501          1,445         64,170
          Less long-term portion of investment
                securities...............................         (3,685)           --           (969)        (2,716)
                                                                 -------       -------          -----        -------
          Investment securities - current portion........      $  55,429      $  6,501       $    476      $  61,454
                                                                  ======         =====         ======         ======

         Included in marketable debt securities are acquired securities with a face amount of $14,900 (cost of $3,185) of a company that was in default at the time of purchase and is currently in default under its various debt obligations.

INVESTMENT IN RJR NABISCO

         As of December 31, 1997 and 1996, the Company held 612,650 and 1,741,150, respectively, shares of common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco") with a market value of $22,898 (cost of $18,780) and $59,199 (cost of $53,372), respectively. The Company expensed $100 in 1997, $11,724 in 1996 and $3,879 in 1995 relating to the RJR Nabisco investment.

         In June 1996, various agreements between High River Limited Partnership ("High River"), the Company and Brooke were terminated by mutual consent. Pursuant to these agreements the parties had agreed to take certain actions during late 1995 and throughout 1996 designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. The termination of the High River agreements left in effect for one year certain provisions concerning payments to be made to High River in the event the Company achieved a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which were held by it or they were valued at the end of such year at higher than their purchase price or in the event Brooke or its affiliates engaged in certain transactions with RJR Nabisco. Based on the market price of RJR Nabisco common stock, no amounts were payable by the Company under these agreements.

         Pursuant to a December 31, 1995 agreement between the Company and Brooke whereby the Company agreed to reimburse Brooke and its subsidiaries for certain reasonable out-of-pocket expenses relating to RJR Nabisco, the Company paid Brooke and its subsidiaries a total of $17 and $2,370 in 1997 and 1996.

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The Company entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42,

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then the Company was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, the Company was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and the Company pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. The Company marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1997, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

6.       TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                  DECEMBER 31, 1997              DECEMBER 31, 1996
                                                  -----------------              -----------------
                                               TRADING       SECURITIES       TRADING        SECURITIES
                                              SECURITIES    SOLD, NOT YET    SECURITIES    SOLD, NOT YET
                                                OWNED         PURCHASED        OWNED         PURCHASED
                                                -----         ---------        -----         ---------
           Common stock.................      $  16,208         $ 4,513        $21,248        $  5,900
           Equity and index options.....          5,290          17,494          6,241          11,243
           Other........................         28,490           3,603          2,272              --
                                                -------         -------        -------      ----------
                                               $ 49,988        $ 25,610        $29,761         $17,143
                                                 ======          ======         ======          ======


7.       INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

         The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1997 are as follows:

                                                  U.S.            RUSSIAN
                                                 OFFICE           OFFICE           SHOPPING
                                               BUILDINGS         BUILDINGS         CENTERS            TOTAL
                                               ---------         ---------         -------            -----
Land........................................     $ 19,450         $  19,300         $ 16,087         $ 54,837
Buildings...................................       92,332            66,688           51,430          210,450
                                                 --------         ---------         --------         --------
     Total..................................      111,782            85,988           67,517          265,287
Less accumulated depreciated................       (4,616)             (879)          (3,147)          (8,642)
                                                 --------         ---------         --------         --------
     Net investment in real estate..........     $107,166         $  85,109         $ 64,370         $256,645
                                                 ========         =========         ========         ========
Notes payable...............................     $ 99,302         $  20,078         $ 54,801         $174,181
Current portion of notes payable............          336               424                               760
                                                 --------         ---------         --------         --------
Notes payable - long-term portion...........     $ 98,966         $  19,654         $ 54,801         $173,421
                                                 ========         =========         ========         ========

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         At December 31, 1997, the Company's investment in real estate collateralized four promissory notes aggregating $99,302 related to the Office Buildings and eight promissory notes aggregating $54,801 related to the Shopping Centers. The Office Building notes bear interest at 7.5%, require principal amortization over approximately 40 years, with maturity dates ranging from 2006 to 2011. The Office Building notes have fixed monthly principal and interest payments aggregating $648. Each Shopping Center note has a term of five years, requires no principal amortization, and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. In November 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200.

         Required principal payments on the notes payable over the next five years are $760 in 1998, $5,675 in 1999, $7,243 in 2000, $62,741 in 2001 and $462
in 2002 and $97,300 thereafter.

8.       LONG-TERM INVESTMENTS

         Long-term investments consisted of investments in the following:

                                                 DECEMBER 31, 1997                 DECEMBER 31, 1996
                                            -------------------------          -------------------------
                                            CARRYING            FAIR           CARRYING            FAIR
                                              VALUE            VALUE             VALUE            VALUE
                                              -----            -----             -----            -----
          Limited partnerships.......       $ 27,224         $ 33,329          $  7,054         $  7,914
          Foreign corporations.......             --               --             2,000            2,000
          Joint venture..............             --               --             3,796            3,796
          Other......................             --               --               420              420
                                             -------          -------          --------         --------

          Total .....................       $ 27,224         $ 33,329           $13,270          $14,130
                                              ======           ======            ======           ======

         The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company is required under certain limited partnership agreements to make additional investments up to an aggregate of $5,740 as of December 31, 1997. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. During 1997, the Company sold for an amount which approximated its $2,000 cost an investment in a foreign corporation which owned an interest in a Russian bank. During 1997, the Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote-down this investment to zero with a charge to operations of $3,796.

         In January 1997, the Company converted an investment in preferred stock made in 1995 into a majority equity interest in a small on-line directory assistance development stage company and, accordingly, began consolidating the results of this company. This long-term investment of $1,001 was written off in 1996 due to continuing losses of this company. In May 1997, this development stage company completed an initial public offering and, as a result, the Company recorded $2,715 as additional paid-in capital which represented its 50.1% ownership in this company's shareholders' equity after this offering.

         The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




9.       PENSIONS AND RETIREE BENEFITS

         Ladenburg has a Profit Sharing Plan (the "Plan") for substantially all its employees. The Plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the years ended December 31, 1996 and 1995, employer contributions to the Plan were approximately $200 in each year, excluding those made under the deferred compensation feature described above. The Plan was inactive in 1997.

         The Company maintains 401(k) plans for substantially all employees, except those employees of Thinking Machines. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company committed to contribute $500 of matching contributions in 1997. The Company did not make discretionary contributions to these 401(k) plans in 1996.

10.      COMMITMENT AND CONTINGENCIES

         LEASES

         The Company, Thinking Machines and Ladenburg are currently obligated under three noncancelable lease agreements for office space, expiring in September 2000, October 1998 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1997:

          1998......................................                   $  4,615
          1999......................................                      4,279
          2000......................................                      4,042
          2001......................................                      3,552
          2002......................................                      3,795
          2003 and thereafter.......................                     50,246
                                                                       --------

               Total................................                   $ 70,529
                                                                         ======

         Rental expense for operating leases during 1997, 1996 and 1995 was $4,076, $3,914 and $1,677, respectively.

         LAWSUITS

         On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a shareholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations were without merit. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




11.      FEDERAL INCOME TAX

         At December 31, 1997, the Company had $97,444 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1997, 1996 and 1995, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                                           1997         1996         1995
                                                                           ----         ----         ----
          (Loss) income from continuing operations..................   $ (25,007)     $(12,916)      $1,666
                                                                         -------       -------       ------

          (Credit) provision under statutory U.S. tax rates.........      (8,752)       (4,521)         583
          (Decrease) increase in taxes resulting from:
              Nontaxable items......................................       2,603          (224)         543
              State taxes, net of Federal benefit...................          55           195          180
              Foreign Taxes.........................................         108
          Increase (decrease) in valuation reserve..................       6,172         4,850       (1,014)
                                                                         -------       -------       ------
                    Income tax provision (benefit)..................      $  186        $  300       $  292
                                                                         =======       =======       ======

         Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

         Deferred tax amounts are comprised of the following at December 31:

                                                                                 1997              1996
                                                                                 ----              ----
          Deferred tax assets:
              Net operating loss carryforward:
                Restricted net operating loss...........................        $15,561          $18,675
                Unrestricted net operating loss.........................         70,216           65,237
              Other.....................................................         17,209           10,399
                                                                               --------         --------

              Total deferred tax assets.................................        102,986           94,311
                                                                               --------         --------

          Deferred tax liabilities:

              Other.....................................................         (5,542)          (3,039)
                                                                               --------         --------

          Total deferred tax liabilities................................         (5,542)          (3,039)
                                                                               --------         --------

          Net deferred tax assets.......................................         97,444           91,272
          Valuation allowance...........................................        (97,444)         (91,272)
                                                                               --------         --------

          Net deferred taxes............................................       $     --         $     --
                                                                               ========         ========

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





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

         As of December 31, 1997, the Company had consolidated net operating loss carryforwards of approximately $213,000 for tax purposes, which expire at various dates through 2008. Approximately $38,700 net operating loss carryforwards constitute pre-change losses and $174,300 of net operating losses were unrestricted.

12.      OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding notes payable, are as follows:

                                                                                    DECEMBER 31,
                                                                --------------------------------------------------
                                                                         1997                        1996
                                                                -----------------------     -----------------------
                                                                LONG-TERM      CURRENT      LONG-TERM      CURRENT
                                                                 PORTION       PORTION       PORTION       PORTION
                                                                ---------      -------      ---------      -------
          Retiree and disability obligations..............       $ 3,638       $ 2,000      $  6,774        $1,700
          Minority interests..............................         6,112            --         4,775            --
          Other long-term liabilities.....................         1,460            --           733           300
                                                                  ------        ------       -------        ------

          Total other long-term liabilities...............      $ 11,210       $ 2,000       $12,282        $2,000
                                                                  ======         =====        ======         =====


13.      REDEEMABLE PREFERRED SHARES

         At December 31, 1997 and 1996, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1997 and 1996, respectively, the carrying value of such shares amounted to $258,638 and $210,571, including undeclared dividends of $163,302 and $117,117, or $152.41 and $109.31 per share.

         The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1997, the unamortized discount on the Class A Senior Preferred Shares was $4,918.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




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

         On November 18, 1996, the Company granted to an executive officer and director of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776 and declared dividends of $1,080. The Award Shares vested one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through and including July 1, 2002. The Company recorded deferred compensation of $5,436 representing the fair market value of the Award Shares on November 18, 1996 and $3,020 of original issue discount representing the difference between the book value of the Award Shares on November 18, 1996 and their fair market value. The deferred compensation will be amortized over the vesting period and the original issue discount will be accreted, utilizing the interest method, through the redemption date, both through a charge to compensation expense. During 1997 and 1996, the Company recorded $2,934 and $359, respectively, in compensation expense related to the Award Shares and, at December 31, 1997 and 1996, the balance of the deferred compensation and the unamortized discount related to the Award Shares was $6,890 and $8,097, respectively.

         For information on Class A Senior Preferred Shares owned by Brooke, see
Note 18.

14.      PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

         The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1997 and 1996, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

         Each Class B Preferred Share is convertible at the option of the holder into .41667 Common Shares based on a $25 liquidation value and a conversion price of $60 per Common Share.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




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

         No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $139,412 and $115,944 at December 31, 1997 and 1996, respectively. These undeclared dividends represent $49.95 and $41.55 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

15.      COMMON SHARES

         On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through and including July 1, 2002. The Company recognized compensation expense of $15 in 1997 and $24 in 1996 from these option grants and recorded deferred compensation of $158 and $755 representing the intrinsic value of these options at December 31, 1997 and December 31, 1996, respectively.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net loss in 1997 and 1996 would have been increased by $316 and $33, respectively. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

16.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The composition of accounts payable and accrued liabilities is as follows:

                                                                                          DECEMBER 31,
                                                                                      ---------------------
                                                                                      1997             1996
                                                                                      ----             ----
          Accounts payable and accrued liabilities:
              Accrued compensation.........................................         $11,202           $10,378
              Excise tax payable (a).......................................           4,400             6,000
              Subordinated loan payable (b)................................           2,500             4,000
              Deferred rent................................................           4,560             4,388
              Unearned Revenues............................................          10,163
              Taxes (property and miscellaneous)...........................           5,029             2,637

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




              Accrued expenses and other liabilities.......................          19,868            17,485
                                                                                     ------            ------
                  Total....................................................         $57,722           $44,888
                                                                                     ======            ======

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

17.      PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

         On January 18, 1995, approximately $550,000 of the approximately $620,000 of prepetition claims were paid pursuant to the Joint Plan. Another $57,000 of prepetition claims and restructuring accruals have been settled and paid or adjusted since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                      1997                 1996
                                                                      ----                 ----
          Restructuring accruals(a).......................           $  8,196              $ 9,024
          Money transfer payable(b).......................              4,415                6,502
                                                                        -----                -----

                Total.....................................            $12,611              $15,526
                                                                       ======               ======

---------------

      (a) Restructuring accruals at December 31, 1997 consisted of $6,907 of disputed claims, primarily related to leases and former employee benefits, and $1,289 of other restructuring accruals. In 1997, 1996 and 1995, the Company reversed $0, $9,706 and $2,044, respectively, of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations.

      (b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

18.      RELATED PARTY TRANSACTIONS

         At December 31, 1997, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, held 3,989,710 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class), and 250,885 Class B Preferred Shares (approximately 8.9% of such class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $312, $462 and $571 under this agreement in 1997, 1996 and 1995, respectively.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke.

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

         Two directors of the Company are or have been affiliated with law firms that rendered legal services to the Company. The Company paid these firms $568 and $4,141 during 1997 and 1996, respectively, for legal services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $522 and $317 in 1997 and 1996, respectively, in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions from the Company and its affiliates of $133 and $136 in 1997 and 1996, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms.

         As discussed in Note 5, the Company has entered into certain other agreements with Brooke in connection with its investment in RJR Nabisco. Further, two directors of the Company were each paid $30 by Brooke during the fourth quarter of 1995 in connection with their agreement to serve as Brooke nominees of RJR Nabisco's 1996 annual meeting.

         During 1996, the Company entered into a court-approved Stipulation and Agreement (the "Settlement") with Brooke and BGLS relating to Brooke's and BGLS's application under the Federal Bankruptcy code for reimbursement of legal fees and expenses incurred by them in connection with the Company's bankruptcy reorganization proceedings. Pursuant to the Settlement, the Company reimbursed Brooke and BGLS $655 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between the Company and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

         In connection with the acquisition of the Office Buildings by the Company in 1996, a director of Brooke received a commission of $220 from the seller.

         See Note 3 for information concerning the purchase by the Company on January 31, 1997 of BML from a subsidiary of Brooke.

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

         The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1997, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts. Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1997, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $37,552 and $1,494, respectively.

         Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts as December 31, 1997:

                                                       LONG             SHORT
                                                     ---------       -----------

          Equity and index options.................    $60,448        $70,500
          Financial futures contracts..............     37,317          1,475

         The table below discloses the fair value at December 31, 1997 of these commitments, as well as the average fair value during the year ended December 31, 1997, based on monthly observations.

                                                             DECEMBER 31, 1997              AVERAGE
                                                          ------------------------    ----------------------
                                                            LONG          SHORT         LONG         SHORT
---------                                                 ---------      ---------    ---------     --------
          Equity and index options..................        $ 5,290       $17,495       $8,850        $18,988
          Financial futures contracts...............         37,552         1,494        6,206         1,454

         For the years ended December 31, 1997, 1996 and 1995, the net loss arising from options and futures contracts included in net gain on principal transactions was $2,399, $6,012 and $4,504, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                          DECEMBER 31, 1997           DECEMBER 31, 1996
                                                          -----------------           -----------------
                                                        CARRYING        FAIR        CARRYING        FAIR
                                                         AMOUNT        VALUE         AMOUNT        VALUE
                                                         ------        -----         ------        -----

          Financial assets:
              Cash and cash equivalents...........      $ 11,606       $ 11,606    $  57,282      $  57,282
              Investments available for sale......        51,993         51,993       64,170         64,170
              Trading securities owned............        49,988         49,988       29,761         29,761
              Restricted assets...................         5,716          5,716        8,846          8,846
              Receivable from clearing brokers....         1,205          1,205       23,870         23,870
              Long-term investments (Note 8)......        27,224         33,329       13,270         14,130
          Financial liabilities:
              Notes payable.......................       174,574        174,574      158,251        158,251
              Redeemable preferred shares.........       258,638        102,860      210,571        132,908


21.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1997 and 1996:

                                          BROKER-                       COMPUTER       CORPORATE
                                           DEALER      REAL ESTATE      SOFTWARE       AND OTHER        TOTAL
                                           ------      -----------      --------       ---------        -----
          1997
          ----
          Revenues....................    $ 56,197       $27,067           $561         $24,616        $108,441
          Operating income (loss).....      (9,958)       (7,827)        (9,233)         (1,226)        (28,244)
          Identifiable assets.........      77,511       276,770          5,604          81,506         441,391
          Depreciation and
             amortization.............       1,035         7,469            815              95           9,414
          Capital expenditures........       1,627         7,454            466           1,385          10,932

          1996
          ----
          Revenues....................     $71,960     $  23,559     $        --      $  16,435        $111,954
          Operating income (loss).....        (345)         (745)         (8,860)        (6,305)        (16,255)
          Identifiable assets.........      76,302       182,645          11,686        135,787         406,540
          Depreciation and
             Amortization.............         600         3,622             532              3           4,757
          Capital expenditures........       3,644       183,193           1,596             18         188,451


22.      SUBSEQUENT EVENTS

         WESTERN REALTY. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty") to make real estate and other investments in Russia. In connection with the formation of Western Realty, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58,000.

         Under the terms of the agreement governing Western Realty, the ownership and voting interests in Western Realty will be held equally by Apollo and the Company. Apollo will be entitled to a preference on

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and the Company will then be entitled to a return of $10,000 of BML-related expenses incurred by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty will generally required the unanimous consent of the Board of Managers. Accordingly, the Company will account for its non-controlling interest in Western Realty on the equity method.

         On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made a $11,000 loan (the "Loan) to Western Realty. The Loan, which bears interest at the rate of 15% per annum and is due September 30, 1998, is collateralized by a pledge of the Company's shares of BML. Upon completion of the transfer of Ducat Place II and the satisfaction of other conditions under the LLC Agreement, the Loan and the accrued interest thereon will be converted into a capital contribution by Apollo to Western Realty and the BML pledge released.

         Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another equity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20,000 a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas).