Form 10-K/A
period 1997-12-31
BROOKE GROUP LTD; BGLS INC
filed 1998-04-30
CIK 59440, 927388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                             ---------------------

           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                             ---------------------

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


                             ---------------------














================================================================================

         Part III of the Joint Annual Report on Form 10-K of Brooke Group Ltd. (the "Company") and BGLS Inc. ("BGLS") for the year ended December 31, 1997 is amended in its entirety to add the following information:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of April 14, 1998, with respect to each person who is a director of the Company and of BGLS. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company and BGLS, see Item 4. "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrants".


                                                                                                     DIRECTOR
             NAME AND ADDRESS                     AGE             PRINCIPAL OCCUPATION                 SINCE
             ----------------                     ---             --------------------                 -----

Bennett S. LeBow                                  60        Chairman of the Board                  October 1986
  Brooke Group Ltd.                                         and Chief Executive Officer
  100 S.E. Second Street                                    of the Company
  Miami, FL  33131

Robert J. Eide                                    45        Secretary and Treasurer of             November 1993
  Aegis Capital Corp.                                       Aegis Capital Corp.
  70 East Sunrise Highway
  Valley Stream, NY  11581

Jeffrey S. Podell                                 57        Chairman of the Board and              November 1993
  Newsote, Inc.                                             President of Newsote, Inc.
  26 Jefferson Street
  Passaic, NJ  07055


         Each director is elected annually and serves until the next annual meeting of stockholders and until his successor is duly elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

         ROBERT J. EIDE has been a director of the Company since November 1993. Mr. Eide has been a director of BGLS since November 1993, a director of NV Holdings since September 1994 and Secretary and Treasurer of Aegis Capital Corp., a registered broker-dealer, since before 1988. Mr. Eide also serves as a director of Nathan's Famous, Inc., a restaurant chain.

         JEFFREY S. PODELL has been a director of the Company since November 1993. Mr. Podell has been a director of BGLS since November 1993, a director of NV Holdings since September 1994 and the Chairman of the Board and President of Newsote, Inc., a privately-held holding company, since 1989.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires directors and executive officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities (the "Reporting Persons"), to file reports of initial beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange. Such Reporting Persons are also required by SEC regulations to furnish the Company with copies of all such reports that they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during and with respect to the fiscal year ended December 31, 1997, all Reporting Persons have timely complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1997, the Company's Chief Executive Officer, the other two executive officers of the Company and an executive officer of a subsidiary of the Company whose cash compensation exceeded $100,000 (collectively, the "named executive officers"):

                         SUMMARY COMPENSATION TABLE (1)

                                                                               LONG-TERM
                                           ANNUAL COMPENSATION                COMPENSATION
                                           -------------------                ------------


                                                                               SECURITIES
            NAME AND                                             OTHER ANNUAL  UNDERLYING
       PRINCIPAL POSITION        YEAR     SALARY     BONUS       COMPENSATION    OPTIONS
------------------------------   ----   ---------   -------      ------------    -------
                                           ($)        ($)             ($)          (#)

Bennett S. LeBow                 1997   1,113,281   667,969(2)        --              --
  Chairman of the Board,         1996   1,484,375   890,626(2)        --              --
  President and Chief            1995   1,187,500   712,500(2)        --              --
  Executive Officer

Richard J. Lampen(3)             1997     650,000        --           --         260,000(4)
  Executive Vice President       1996     600,000   100,000           --              --

Joselynn D. Van Siclen(5)        1997     140,000        --           --              --
  Vice President, Chief          1996     131,667    10,000           --              --
  Financial Officer and
  Treasurer

Ronald S. Fulford(6)             1997     425,000        --      247,961(7)(8)        --
  Chairman of the Board,         1996     157,530        --      552,832(8)           --
  President and Chief
  Executive Officer of Liggett


----------------------

(1) Unless otherwise stated, the aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the Securities and Exchange Commission (the "SEC").

(2) Includes payments equal to 10% of base salary ($111,328, $148,438 and $118,750 during 1997, 1996 and 1995, respectively) in lieu of certain other executive benefits. See "Employment Agreements".

(3) Effective July 1, 1996, Mr. Lampen was appointed Executive Vice President of the Company. In 1997 and 1996, all of Mr. Lampen's salary and bonus were paid by New Valley and 25% (or $162,500 and $175,000 in 1997 and 1996, respectively) was subsequently reimbursed to New Valley by the Company. The table reflects 100% of Mr. Lampen's salary and bonus.

(4) Represents options to purchase Common Stock. See "Stock Option Grants in 1997".

(5) Effective May 6, 1996, Ms. Van Siclen was appointed Vice President, Chief Financial Officer and Treasurer of the Company.

(6) Effective September 5, 1996, Mr. Fulford was appointed Chairman of the Board, President and Chief Executive Officer of Liggett.

(7) Represents an automobile allowance, living allowance and group term life insurance provided to Mr. Fulford.

(8)      Includes payments ($163,155 and $552,832 in 1997 and 1996, respectively) made pursuant to a consulting agreement between Mr. Fulford and the Company, which payments were reimbursed to the Company by New Valley. See "Employment Agreements".

         The following table sets forth all grants of stock options to the named executive officers during 1997.



                                              STOCK OPTION GRANTS IN 1997



                               NUMBER OF       PERCENT OF
                              SECURITIES      TOTAL OPTIONS
                              UNDERLYING       GRANTED TO       EXERCISE                         GRANT
                                OPTIONS       EMPLOYEES IN        PRICE        EXPIRATION      DATE PRESENT
           NAME               GRANTED (#)         1997          ($/SHARE)         DATE         VALUE ($)(2)
           ----               -----------         ----          ---------         ----         ---------


    Richard J. Lampen         260,000 (1)          61.6%           $ 5.00        12/31/06       $ 1,118,000


(1) Represents options to purchase shares of Common Stock, which were granted at fair market value on January 1, 1997. Subject to earlier vesting upon a change of control (as defined), the options vest and become exercisable in six equal annual installments commencing on January 1, 1998.

(2) The estimated present value at grant date of options granted during 1997 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 81.46%, a risk-free rate of 6.44%, an expected life of 10 years, and no expected dividends or forfeiture. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

         The following table sets forth certain information concerning unexercised options held by the named executive officers as of December 31, 1997. There were no stock options exercised by any of the named executive officers during 1997.


                                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                     NUMBER OF SECURITIES                          VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED                             IN-THE-MONEY
                                 OPTIONS AT DECEMBER 31, 1997                  OPTIONS AT DECEMBER 31, 1997
                                 ----------------------------                  ----------------------------
         NAME                 EXERCISABLE           UNEXERCISABLE           EXERCISABLE            UNEXERCISABLE
         ----                 -----------           -------------           -----------            -------------

Richard J. Lampen                - 0 -                 260,000                   --                 $942,500 *

* Calculated using the closing price of $8 5/8 per share on December 31, 1997 less the option exercise price.

COMPENSATION OF DIRECTORS

         Outside directors of the Company each receive $7,000 per annum as compensation for serving as a director, $1,000 per annum for each Board committee membership, $1,000 per meeting for each Board meeting attended, and $500 per meeting for each committee meeting attended. In addition, each outside director of BGLS receives $28,000 per annum as compensation for serving as a director, $500 per annum for each Board committee membership, $500 per meeting for each Board meeting attended, and $500 for each committee meeting attended. Each outside director is reimbursed for reasonable out-of-pocket expenses incurred in serving on the Board of the Company and/or BGLS.

         In April 1998, each outside director of the Company received an award of 10,000 shares of Common Stock for services as a director. Subject to earlier vesting upon a change of control (as defined), the shares vest one-quarter on the date of grant and the remaining shares vest in three equal annual installments commencing on the first anniversary of the date of grant.


EMPLOYMENT AGREEMENTS

         Bennett S. LeBow is a party to an employment agreement with the Company dated February 21, 1992. The agreement has a one-year term with automatic renewals for additional one-year terms unless notice of non-renewal is given by either party six months prior to the termination date. As of January 1, 1998, Mr. LeBow's annual base salary was $1,391,601. He is also entitled to an annual bonus for 1998 of $695,800 payable quarterly and an annual payment equal to 10% of his base salary in lieu of certain other executive benefits such as club memberships, company-paid automobiles and other similar perquisites. Following termination of his employment without cause (as defined), he would continue to receive his then current base salary and bonus for 24 months. Following termination of his employment within two years of a change of control (as defined) or in connection with similar events, he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary and bonus. Under the terms of the Indenture governing the BGLS Notes, Mr. LeBow's salary and bonus may not be increased from one year to the next by more than 10% per annum, except that his salary and bonus may be increased in the same percentage amount as any increase in the price of the Company's Common Stock during a calendar year, subject to a maximum increase of 25% per annum. His salary and bonus are subject to decrease if the price of the Common Stock decreases by more than 10% during a calendar year, up to a maximum decrease of 25% per annum, but in no event lower than compensation earned in 1994 ($1,425,000).

         Ronald S. Fulford, Chairman of the Board, President and Chief Executive Officer of Liggett, is a party to an employment agreement with Liggett, dated September 5, 1996. As of September 5, 1996, Mr. Fulford's annual salary was $425,000. Bonus payments are at the sole discretion of the Board of Liggett. Effective as of March 1, 1996, the Company entered into an agreement with Mr. Fulford. Pursuant to this agreement, Mr. Fulford agreed to provide various services in connection with the Company's investment in RJR Nabisco (including, without limitation, consulting services, attendance at and participation in meetings related to the Company's solicitation of proxies at RJR Nabisco's 1996 annual meeting and presentations to financial analysts and institutional investors). During the term of the agreement, which ended on March 31, 1997, Mr. Fulford received compensation equal to UK(pound)33,417 (or approximately $54,000) per month and reimbursement for all reasonable business and travel expenses incurred in performing services under the agreement. The Company also agreed to reimburse Mr. Fulford for any reduction in pension benefits (currently estimated at approximately UK(pound)14,400 (or approximately $23,000 per annum) which resulted from his terminating his employment with Imperial Tobacco to enter into the agreement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1997, Messrs. Eide, LeBow and Podell were members of the Company's compensation committee. Messrs. Eide and Podell serve as directors of BGLS and NV Holdings. Mr. Eide is a stockholder, and serves as the Secretary and Treasurer of Aegis Capital Corp. ("ACC"), a registered broker-dealer, that has performed services for the Company and/or its affiliates since before January 1, 1996.

During 1997, ACC received commissions and other income in the aggregate amount of approximately $522,000 from the Company and/or its affiliates. ACC, in the ordinary course of its business in 1997, engaged in brokerage activities with Ladenburg Thalmann & Co. Inc., a subsidiary of New Valley, on customary terms.

         Effective July 1, 1990, a former executive of the Company transferred his equity in the Company to Mr. LeBow and resigned from substantially all of his positions with the Company and its affiliates. In consideration for this transfer, LLP, a partnership controlled by Mr. LeBow, agreed, among other things, to make certain payments to the Company on account of the former executive's outstanding indebtedness of $5,477,000. On March 7, 1997, LLP satisfied its obligation with respect to the loan by transferring to the Company 400,000 shares of the Company's Common Stock, which shares had been pledged to secure the non-recourse obligation, except as to the pledged shares.

         Mr. LeBow is a director of Liggett. He is Chairman of the Board and Chief Executive Officer of New Valley, BGLS and NV Holdings. Mr. Lampen, an executive officer of the Company and BGLS, is an executive officer and director of New Valley.


DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

         BGLS sponsors the Retirement Plan For Salaried Non-Bargaining Unit Employees (the "Retirement Plan") of Liggett, which is a noncontributory, defined benefit plan. Each salaried employee of the participating companies becomes a participant on the first day of the month following one year of employment with 1,000 hours of service and the attainment of age 21. A participant becomes vested as to benefits on the earlier of his attainment of age 65, or upon completion of five years of service. Benefits become payable on a participant's normal retirement date, age 65, or, at the participant's election, at his early retirement after he has attained age 55 and completed ten years of service. A participant's annual benefit at normal retirement date is equal to the sum of: (A) the product of: (1) the sum of: (a) 1.4% of the participant's average annual earnings during the five-year period from January 1, 1986 through December 31, 1990 not in excess of $19,500 and (b) 1.7% of his average annual earnings during such five-year period in excess of $19,500 and
(2) the number of his years of credited service prior to January 1, 1991; (B) 1.55% of his annual earnings during each such year after December 31, 1990, not in excess of $16,500; and (C) 1.85% of his annual earnings during such year in excess of $16,500. The maximum years of credited service is 35. If hired prior to January 1, 1983, there is no reduction for early retirement. If hired on or after January 1, 1983, there is a reduction for early retirement equal to 3% per year for the number of years prior to age 65 (age 62 if the participant has at least 20 years of service) that the participant retires. The Retirement Plan also provides benefits to disabled participants and to surviving spouses of participants who die prior to retirement. Benefits are paid in the form of a single life annuity, with optional actuarially equivalent forms of annuity available. Payment of benefits is made beginning on the first day of the month immediately following retirement. As of December 31, 1993, the accrual of benefits under the plan for Liggett employees was frozen.

         As of December 31, 1997, none of the named executive officers was eligible to receive any benefits under the Retirement Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 14, 1998, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the Company's named executive officers and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.


                 NAME AND ADDRESS OF                            NUMBER OF               PERCENT OF
                  BENEFICIAL OWNER                               SHARES                    CLASS
                  ----------------                               ------                    -----

Bennett S. LeBow (1)(5)(6)                                       9,205,008                  45.2%

Richard S. Ressler (2)
    Orchard Capital Corporation                                  1,824,999                   9.0%
    10960 Wilshire Boulevard
    Los Angeles, CA 90024

AIF II, L.P. and Lion Advisors, L.P.(3)
    Two Manhattanville Road                                      2,000,000                   8.9%
    Purchase, NY 10577

High River Limited Partnership (4)
Riverdale LLC                                                    1,500,000                   7.4%
Carl C. Icahn
    100 South Bedford Road
    Mt. Kisco, NY 10549

Robert J. Eide (5)                                                  20,000                    (*)
    Aegis Capital Corp.
    70 East Sunrise Highway
    Valley Stream, NY 11581

Jeffrey S. Podell (5)
    Newsote, Inc.                                                   20,000                    (*)
    26 Jefferson Street
    Passaic, NJ 07055

Richard J. Lampen (6)                                                   33                    (*)

Joselynn D. Van Siclen (6)                                           5,000                    (*)

Ronald S. Fulford (7)
    Liggett Group Inc.                                                  --                    --
    700 West Main Street
    Durham, NC 27702

All directors and executive officers as a group                  9,250,041                  45.4%
(7 persons)


---------------------------

(*) The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 8,658,008 shares of Common Stock held by LeBow Limited Partnership, a Delaware limited partnership ("LLP"), and 547,000 shares of Common Stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation (the "Foundation"). Mr. LeBow indirectly exercises sole voting power and sole dispositive power over the shares of Common Stock held by LLP, 8,191,800 shares of which are pledged to U.S. Clearing Corp. to secure a margin loan to Mr. LeBow. Mr. LeBow is a director, officer and sole shareholder of LeBow Holdings, Inc., a Nevada corporation ("LHI"), the general partner of LLP. Mr. LeBow and family members serve as directors and executive officers of the Foundation, and Mr. LeBow possesses shared voting power and shared dispositive power with the other directors of the Foundation with respect to the Foundation's shares of Common Stock. The Foundation's principal business and office address is 1221 Brickell Avenue, 21st Floor, Miami, Florida 33131.

(2) Based upon Amendment No. 6 to Schedule 13D dated April 15, 1998, filed by the named individual.

(3) Based upon Schedule 13D dated March 26, 1998, filed by the named entities. These shares are issuable upon exercise of currently exercisable warrants to purchase Common Stock expiring March 3, 2003. See Item 13. "Certain Relationships and Related Transactions".

(4) Based upon Schedule 13D dated January 28, 1998, filed by the named entities. Riverdale LLC is the general partner of High River Limited Partnership and is wholly owned by Mr. Icahn. See Item 13. "Certain Relationships and Related Transactions".

(5)      The named individual is a director of the Company.

(6)      The named individual is an executive officer of the Company.

(7) The named individual is an executive officer of the Company's subsidiary Liggett.

         In addition, by virtue of his controlling interest in the Company, Mr. LeBow may be deemed to own beneficially the securities of the Company's subsidiaries, including BGLS and Liggett, and securities of New Valley, in which the Company holds an indirect voting interest of approximately 42%. The disclosure of this information shall not be construed as an admission that Mr. LeBow is the beneficial owner of any securities of the Company's subsidiaries or New Valley under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or for any other purpose, and such beneficial ownership is expressly disclaimed. None of the Company's other directors or executive officers beneficially owns any equity securities of any of the Company's subsidiaries or New Valley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 16, 1996, the Company entered into a Stock Option Agreement (the "Agreement") with Howard M. Lorber, a consultant who serves as a director and President of New Valley. The Agreement granted such consultant non-qualified stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments beginning on July 1, 1997. Pursuant to the Agreement, Common Stock dividend equivalents are paid on each vested and unexercised option. During 1997 and in 1998, the consultant has received consulting fees of $40,000 per month from the Company and a subsidiary. In January 1998, the consultant and the Company entered into an amendment to his consulting agreement whereby he is entitled on an annual basis to receive additional payments in an amount necessary to reimburse him, on an after-tax basis, for all applicable taxes incurred by him during the prior calendar year as a result of the grant to him, or vesting, of a 1994 award of 500,000 restricted shares of the Company's Common Stock, a 1995 award of 500,000 options to acquire shares of the Company's Common Stock and the 1996 award of 1,000,000 options pursuant to the Agreement. The consultant received an additional consulting payment of $425,000 in January 1998, which the consultant and the Company have agreed will constitute full satisfaction of the Company's obligations under the amendment with respect to 1997.

         In 1995, the Company and New Valley entered into an expense sharing agreement pursuant to which certain lease, legal and administrative expenses are allocated to between the entities. The Company was reimbursed $375,000 under this agreement for the year ended December 31, 1997.

         On December 18, 1996, New Valley loaned BGLS $990,000 under a short-term promissory note due January 31, 1997 and bearing interest at 14% per annum. On January 2, 1997, New Valley loaned BGLS an additional $975,000 under another short-term promissory note due January 31, 1997 and bearing interest at 14% per annum. Both loans, including interest, were repaid on January 31, 1997.

         On January 31, 1997, BOL sold New Valley the BML Shares, representing 99.1% of the shares of the common stock of BML. New Valley paid a purchase price of $55 million, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of New Valley. The note has been paid in full. See Item 1. "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.", as well as Notes 4 and 16 to the Company's Consolidated Financial Statements for information concerning the transaction and a pending lawsuit relating to New Valley's purchase of the BML Shares.

         As of April 14, 1998, the Apollo Holders are the beneficial owners of 8.9% of the Company's Common Stock and held $97,239,000 principal amount of the BGLS Notes. For information concerning the Standstill Agreement with the Apollo Holders and the issuance of warrants to purchase shares of the Company's Common Stock to the Apollo Holders in connection with the Standstill Agreement, see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - The Company", as well as Note 9 to the Company's Consolidated Financial Statements. The Company, New Valley and their affiliates have other business relationships with affiliates of the Apollo Holders. For additional information concerning such business relationships, see
Item 1. "Business - New Valley Corporation - Western Realty" and "- New Valley Realty Division", as well as Note 2 to the Company's Consolidated Financial Statements.

         As of April 14, 1998, High River Limited Partnership ("High River") is the beneficial owner of 7.4% of the Company's Common Stock and an affiliate, Tortoise Corp., held $97,551,000 principal amount of the BGLS Notes. On January 16, 1998, the Company entered into a Stock Purchase Agreement in which High River purchased 1,500,000 shares of the Company's Common Stock at $6.00 per share for an aggregate purchase price of $9,000,000. The Company has agreed to use its best efforts to file with the SEC a shelf registration statement on Form S-3 to cover resales of the shares by High River to be declared effective by May 15, 1998. If the registration statement has not been declared effective by such date, liquidated damages on the shares of Common Stock will accrue at the rate of $25,000 per day for the first 60-day period, and thereafter at the rate of $50,000 per day, provided that the aggregate liquidated damages shall not exceed $9,000,000.

         For information concerning certain agreements and transactions between the Company, BGLS and New Valley relating to RJR Nabisco, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - New Valley - Investment in RJR Nabisco" and Notes 3 and 17 to the Company's Consolidated Financial Statements.

         See, also, Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Brooke Group Ltd.
                                        (Registrant)



                                        By: /s/ Joselynn D. Van Siclen
                                           -----------------------------
                                            Vice President and
                                            Chief Financial Officer


                                        BGLS Inc.



                                        By: /s/ Joselynn D. Van Siclen
                                           -----------------------------
                                            Vice President and
                                            Chief Financial Officer

Date:    April 30, 1998