Form 10-Q
period 1998-03-31
BROOKE GROUP LTD; BGLS INC
filed 1998-05-20
CIK 59440, 927388

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                             ----------------------

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At May 15, 1998 Brooke Group Ltd. had 20,454,230 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

===============================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION

Item 1. BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS:

   Brooke Group Ltd. Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997.............................................................................       2

   BGLS Inc. Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997....................       3

   Brooke Group Ltd. Consolidated Statements of Operations for the three months ended
         March 31, 1998 and March 31, 1997.............................................................       4

   BGLS Inc. Consolidated Statements of Operations for the three months ended
         March 31, 1998 and March 31, 1997.............................................................       5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the three
         months ended March 31, 1998...................................................................       6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the three months
         ended March 31, 1998..........................................................................       7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and March 31, 1997.............................................................       8

   BGLS Inc. Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and March 31, 1997.............................................................       9

   Notes to Consolidated Financial Statements..........................................................      10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........      35

PART II.     OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................      47

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................      47

Item 3. DEFAULTS UPON SENIOR SECURITIES................................................................      47

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................      48

SIGNATURES                                                                                                   49


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               March 31,       December 31,
                                                                                 1998              1997
                                                                            ----------------   ------------
ASSETS:

Current assets:
  Cash and cash equivalents.............................................      $   4,577        $   4,754
  Accounts receivable - trade...........................................          8,994           10,462
  Other receivables.....................................................          1,589            1,239
  Receivables from affiliates...........................................          3,253            1,978
  Inventories...........................................................         47,697           39,312
  Other current assets..................................................          6,297           10,240
                                                                              ---------         ---------
    Total current assets................................................         72,407           67,985

Property, plant and equipment, at cost, less accumulated
  depreciation of $31,635 and $33,187...................................         47,583           45,943
Intangible assets, at cost, less accumulated amortization
  of $19,639 and $19,302................................................          2,203            2,610
Other assets............................................................         12,240            9,922
                                                                              ---------        ----------
    Total assets........................................................      $ 134,433        $ 126,460
                                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt...................      $ 178,661        $   6,429
  Accounts payable......................................................         15,925           10,461
  Due to affiliates.....................................................          4,965            1,226
  Cash overdraft........................................................            937              945
  Accrued promotional expenses..........................................         24,815           26,993
  Accrued taxes payable.................................................         18,222           19,998
  Accrued interest......................................................          9,782           39,782
  Other accrued liabilities.............................................         32,258           34,670
                                                                              ---------        ----------
    Total current liabilities...........................................        285,565          140,504

Notes payable, long-term debt and other obligations, less current
  portion...............................................................        226,724          399,835
Noncurrent employee benefits............................................         29,364           29,366
Other liabilities.......................................................         56,532           45,152

Commitments and contingencies...........................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares...................................................
  Series G Preferred Stock, 2,184,834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share...............................................................
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 26,498,043 and 24,998,043 shares, outstanding
    20,348,498 and 18,097,096 shares....................................          2,035            1,850
  Additional paid-in capital............................................        122,694           88,290
  Deficit...............................................................       (556,313)        (538,791)
  Accumulated other comprehensive income................................         (1,022)          (5,607)
  Less: 6,149,545 and 6,900,947 shares of common stock in treasury, at
    cost................................................................        (31,146)         (34,139)
                                                                              ---------        ----------
      Total stockholders' equity (deficit)..............................       (463,752)        (488,397)
                                                                              ---------        ----------
      Total liabilities and stockholders' equity (deficit)..............      $ 134,433        $ 126,460
                                                                              =========        =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   March 31,        December 31,
                                                                                      1998              1997

                                                                                ----------------- ------------------
ASSETS:

Current assets:
  Cash and cash equivalents.................................................       $   4,539         $   4,754
  Accounts receivable - trade...............................................           8,994            10,462
  Other receivables.........................................................           1,548             1,191
  Receivables from affiliates...............................................                             1,603
  Inventories...............................................................          47,697            39,312
  Other current assets......................................................           6,220            10,044
                                                                                   ---------         ---------
      Total current assets..................................................          68,998            67,366

Property, plant and equipment, at cost, less accumulated depreciation of
  $31,172 and $32,760.......................................................          47,451            45,775
Intangible assets, at cost, less accumulated amortization of $19,639 and
  $19,302...................................................................           2,203

Investment in affiliate.....................................................                             2,610
Other assets................................................................          13,832            13,165
                                                                                   ---------         ---------
      Total assets..........................................................       $ 132,484         $ 128,916
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt.......................        $178,622        $    6,212
  Accounts payable..........................................................          15,178            10,336
  Cash overdraft............................................................             937               891
  Due to parent.............................................................          34,017            22,951
  Accrued promotional expenses..............................................          24,815            26,993
  Accrued taxes payable.....................................................          18,222            19,998
  Accrued interest..........................................................           9,782            39,782
  Other accrued liabilities.................................................          31,806            34,312
                                                                                   ---------         ---------
      Total current liabilities.............................................         313,379           161,475

Notes payable, long-term debt and other obligations, less current portion...         226,724           399,835
Noncurrent employee benefits................................................          29,364            29,366
Other liabilities...........................................................          62,733            51,355

Commitments and contingencies...............................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; authorized 100 shares, issued 100 shares, outstanding 100 shares...............................
  Additional paid-in capital................................................          66,475            39,081
  Deficit...................................................................        (568,521)         (550,339)
  Accumulated other comprehensive income....................................           2,330            (1,857)
                                                                                   ---------         ---------
      Total stockholder's deficit...........................................        (499,716)         (513,115)
                                                                                   ---------         ---------

      Total liabilities and stockholder's equity (deficit)..................       $ 132,484         $ 128,916
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                ----------------------------------
                                                                                   March 31,         March 31,
                                                                                      1998             1997
                                                                                ----------------- ----------------

Revenues*..................................................................          $ 84,803          $ 80,005
Cost of goods sold*........................................................            41,656            41,845
                                                                                     --------          --------

Gross profit...............................................................            43,147            38,160
Operating, selling, administrative and general expenses....................            35,604            37,322
                                                                                     --------          --------

Operating income...........................................................             7,543               838

Other income (expenses):

    Interest income........................................................                65               559
    Interest expense.......................................................           (20,786)          (15,467)
    Equity in loss of affiliate............................................            (4,187)           (8,194)
    Sale of assets.........................................................               850            22,021
    Retirement of debt.....................................................                               2,963
    Proceeds from legal settlement.........................................                               4,125
    Other, net.............................................................                81               119
                                                                                     --------          --------

(Loss) income before income taxes..........................................           (16,434)            6,964
Provision for income taxes.................................................               931               744
                                                                                     --------          --------

Net (loss) income..........................................................          $(17,365)         $  6,220
                                                                                     ========          ========


Basic and diluted common share data:

    Net (loss) income applicable to common shares..........................            $(0.89)            $0.34
                                                                                       ======             =====

Weighted average common shares outstanding.................................        19,465,056        18,385,985
                                                                                   ==========        ==========

---------------------


* Revenues and Cost of goods sold include federal excise taxes of $17,918 and $19,135 for the periods ended March 31, 1998 and 1997, respectively.





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                ----------------------------------
                                                                                   March 31,         March 31,
                                                                                      1998             1997
                                                                                ----------------- ----------------

Revenues*...................................................................         $ 84,803           $80,005
Cost of goods sold*.........................................................           41,656            41,845
                                                                                     --------           -------

Gross profit................................................................           43,147            38,160
Operating, selling, administrative and general expenses.....................           35,371            37,076
                                                                                     --------           -------
Operating income............................................................            7,776             1,084

Other income (expenses):

   Interest income..........................................................               56               559
   Interest expense.........................................................          (21,824)          (16,381)
   Equity in loss of affiliate..............................................           (4,187)           (8,194)
   Sale of assets...........................................................              850            26,384
   Retirement of debt.......................................................                              2,963
   Other, net...............................................................               78               112
                                                                                     --------           -------

(Loss) income before income taxes...........................................          (17,251)            6,527
Provision for income taxes..................................................              931               742
                                                                                     --------           -------
Net (loss) income...........................................................         $(18,182)          $ 5,785
                                                                                     ========           =======


---------------------

* Revenues and Cost of goods sold include federal excise taxes of $17,918 and $19,135 for the periods ended March 31, 1998 and 1997, respectively.




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                             Accumulated
                                                           Common Stock                                        Other
                                                       -------------------   Paid-in               Treasury Comprehensive
                                                         Shares     Amount   Capital    Deficit      Stock     Income     Total
                                                       ----------   ------   -------   ---------   ---------  ---------  --------

Balance, December 31, 1997..........................   18,097,096   $1,850   $ 88,290  $(538,791)  $(34,139)  $ (5,607)  $(488,397)

Net income..........................................                                     (17,365)                          (17,365)

Issuance of warrants................................                           22,421                                       22,421

Issuance of common stock............................    1,500,000      150     11,342                                       11,492

Effectiveness fee on debt...........................                            2,442                 1,663                  4,105

Issuance of treasury stock..........................      751,402       35       (341)      (157)     1,330                    867

Distributions on common stock ($0.075 per share)....                           (1,460)                                      (1,460)

Amortization of deferred compensation...............                                                               399         399

Unrealized holding gain on investment in New Valley.                                                             3,110       3,110

Effect of New Valley capital transactions...........                                                             1,076       1,076
                                                       ----------   ------   --------  ----------  --------    -------   ----------

Balance, March 31, 1998.............................   20,348,498   $2,035   $122,694  $(556,313)  $(31,146)   $(1,022)  $(463,752)
                                                       ==========   ======   ========  =========   ========    =======   =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                            Accumulated
                                                                    Common Stock     Additional                Other
                                                                  -----------------    Paid-In             Comprehensive
                                                                  Shares     Amount    Capital    Deficit     Income       Total
                                                                  ------     ------    -------    -------     ------    ----------

Balance, December 31, 1997.................................        100                 $39,081   $(550,339)   $(1,856)  $(513,114)

Net income.................................................                                        (18,182)               (18,182)

Effectiveness fee on debt..................................                              2,442                              2,442

Issuance of warrants.......................................                             22,421                             22,421

Amortization of deferred compensation......................

Payment of interest by parent..............................                              2,531                              2,531

Unrealized holding gain on investment in New Valley........                                                     3,110       3,110

Effect of New Valley capital transactions..................                                                     1,076       1,076
                                                                   ---        -----    -------   ---------    -------   ---------
Balance, March 31, 1998....................................        100                 $66,475   $(568,521)   $ 2,330   $(499,716)
                                                                   ---        -----    -------   ---------    -------   ---------


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                ----------------------------------
                                                                                   March 31,         March 31,
                                                                                      1998             1997
                                                                                ----------------- ----------------

Net cash used in operating activities.......................................       $(25,984)         $(26,619)
                                                                                   --------          --------

Cash flows from investing activities:

  Proceeds from sale of businesses and assets, net..........................          1,217            21,906
  Capital expenditures......................................................           (395)           (1,307)
                                                                                   --------          --------
Net cash provided by investing activities...................................            822            20,599
                                                                                   --------          --------

Cash flows from financing activities:
  Proceeds from debt........................................................                            3,000
  Repayments of debt........................................................           (102)           (6,050)
  Borrowings under revolver.................................................         63,961            81,291
  Repayments on revolver....................................................        (58,799)          (69,224)
  Decrease in cash overdraft................................................            (45)               (6)
  Distributions on common stock.............................................           (900)           (2,745)
  Proceeds from participating loan..........................................         11,000
  Issuance of common stock..................................................          9,796
                                                                                   --------          --------

Net cash provided by financing activities...................................         24,911             6,266
                                                                                   --------          --------

Effect of exchange rate changes on cash and cash equivalents................             79
Net increase in cash and cash equivalents...................................           (172)              246
Cash and cash equivalents, beginning of period..............................          4,749             1,941
                                                                                   --------          --------

Cash and cash equivalents, end of period....................................       $  4,577          $  2,187
                                                                                   ========          ========


Supplemental non-cash financing activities:

  Issuance of stock to Liggett bondholders..................................       $  4,105
  Issuance of warrants......................................................         22,422




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                ----------------- ----------------
                                                                                   March 31,         March 31,
                                                                                      1998             1997
                                                                                ----------------- ----------------

Net cash used in operating activities.......................................        $(17,218)         $(30,609)
                                                                                    --------            ------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................           1,217            21,906
  Capital expenditures......................................................            (395)           (1,307)
                                                                                    --------            ------
Net cash provided by investing activities...................................             822            20,599
                                                                                    --------            ------
Cash flows from financing activities:
  Proceeds from debt........................................................                             3,000
  Repayments of debt........................................................            (102)           (4,873)
  Borrowings under revolver.................................................          63,961            81,291
  Repayments on revolver....................................................         (58,799)          (69,224)
  Increase (decrease) in cash overdraft.....................................              47                (6)
  Proceeds from participating loan..........................................          11,000
                                                                                    --------            ------

Net cash provided by financing activities...................................          16,107            10,188
                                                                                    --------            ------

Effect of exchange rate changes on cash and cash equivalents................              79
Net (decrease) increase in cash and cash equivalents........................            (210)              178
Cash and cash equivalents, beginning of period..............................           4,749             1,940
                                                                                    --------            ------

Cash and cash equivalents, end of period....................................        $  4,539          $  2,118
                                                                                     =======           =======



Supplemental non-cash financing activities:

  Issuance of stock to Liggett bondholders..................................        $  4,105
  Issuance of warrants......................................................          22,422




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

      The interim consolidated financial statements of the Company and BGLS are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's and BGLS' consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's and BGLS' Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

      LIQUIDITY:

      During the year ended December 31, 1997, the Company relied primarily on proceeds received on the sale of its indirect subsidiary, BrookeMil Ltd. ("BML"), to New Valley to meet its liquidity needs.

      The Company's sources of liquidity for 1998 include, among other things, additional public and/or private debt and equity financing, management fees and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions. New Valley's ability to make such distributions is subject to risk and uncertainties attendant to its business. (Refer to Note 2.)

      On January 30, 1998, Liggett obtained the consents of the required majority of the holders of Liggett's 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes") to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 6.) At maturity, the Liggett Notes will require a principal payment of $144,892. Liggett does not anticipate it

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      will be able to generate sufficient cash from operations to make such payments. In addition, Liggett has a $40,000 revolving credit facility expiring March 8, 1999 (the "Facility"), under which $28,628 was outstanding at March 31, 1998. Accordingly, the Liggett Notes and the balance of the Facility have been reclassified to current liabilities as of March 31, 1998. As of March 31, 1998, Liggett had net capital and working capital deficiencies of $190,383 and $182,312, respectively. The current maturities of the Liggett Notes and the Facility of approximately $174,000 contribute substantially to the working capital deficiency. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Liggett Notes and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern and may negatively impact the Company's liquidity.

      The Company has also engaged in negotiations with the principal holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain modifications to the terms of such debt. On March 2, 1998, BGLS entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together, "the Apollo Holders"), who hold approximately 41.8% of the $232,864 principal amount of the BGLS Notes. Pursuant to the terms of the agreement, the Apollo Holders have agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. (Refer to Note 6.)

      BOL is in the process of constructing a new tobacco factory in Moscow, Russia currently scheduled to be operational in early 1999. The remaining construction costs and equipment required for the new factory will be financed primarily by equipment lease financing currently in place and bank or other loans. (Refer to Notes 2 and 3.)

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the Company, other components of stockholders' equity include such items as minimum pension liability adjustments, unearned compensation expense related to stock options and the Company's proportionate interest in New Valley's capital transactions. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 130 for the quarter ended March 31, 1998 did not have any material effect on the consolidated financial statements.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 initially is effective for annual financial statements for fiscal years beginning after December 15, 1997.

      In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures about pensions and postretirement benefit plans in order to facilitate financial analysis. Recognition or measurement issues are not addressed in the statement. SFAS No. 132 is effective for the Company for the year ended 1998. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures.

2.    INVESTMENT IN NEW VALLEY CORPORATION

      At March 31, 1998 and December 31, 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. At March 31, 1998 and December 31, 1997, the Company owned 57.7% of the outstanding $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), 9.0% of the outstanding $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares") and 41.7% of New Valley's common shares, $.01 par value (the "Common Shares").

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The Company's and BGLS' investment in New Valley at March 31, 1998 is summarized below:


                                                                                      UNREALIZED
                                        NUMBER OF          FAIR        CARRYING         HOLDING
                                          SHARES          VALUE         AMOUNT        GAIN (LOSS)
                                        ---------        -------       --------       -----------
   Class A Preferred Shares.......         618,326       $58,277        $ 58,277        $(1,082)
   Class B Preferred Shares.......         250,885         1,505           1,505           (349)
   Common Shares..................       3,989,710         3,740         (59,782)
                                                         -------        --------        -------
                                                         $63,522        $               $(1,431)
                                                         =======        ========        =======


      In November 1994, New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended ("Joint Plan"), was confirmed by order of the United States Bankruptcy Court for the District of New Jersey and on January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under the Joint Plan. Pursuant to the Joint Plan, among other things, the Class A Preferred Shares, the Class B Preferred Shares, the Common Shares and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At March 31, 1998, the accrued and unpaid dividends arrearage was $176,161 ($164.41 per share).

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At March 31, 1998, the accrued and unpaid dividends arrearage was $145,671 ($52.20 per share). No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

      Summarized financial information for New Valley as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997 follows:

                                                         March 31,          December 31,
                                                            1998                1997
                                                     ------------------- --------------------

Current assets, primarily cash and marketable
   securities...................................          $114,991            $ 118,642
Non-current assets..............................           288,248              322,749
Current liabilities.............................           113,710              128,128
Non-current liabilities.........................           163,122              185,024
Redeemable preferred stock......................           271,924              258,638
Shareholders' deficit...........................          (145,517)            (130,399)


                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


                                                                    March 31,
                                                     ----------------------------------------
                                                           1998                1997
                                                     ------------------- --------------------

Revenues   .....................................           $33,840             $22,853
Costs and expenses..............................            34,260              33,604
Net income (loss)...............................               157             (10,341)
Net loss applicable to common shares(A).........           (18,675)            (26,321)

-------------------

          (A) Considers all preferred accrued dividends, whether or not declared.

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

      Under the terms of the agreement governing Western Realty (the "LLC Agreement"), the ownership and voting interests in Western Realty are held equally by Apollo and New Valley. Apollo is entitled to a preference on distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and New Valley is then entitled to a return of $10,000 of BML-related expenses incurred by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty generally require the unanimous consent of the Board of Managers. Accordingly, New Valley accounts for its non-controlling interests in Western Realty on the equity method.

      The organization of Western Realty was effected pursuant to the LLC Agreement. In 1996, New Valley acquired from an affiliate of Apollo eight shopping centers for $72,500. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Apollo's affiliate owns a substantial amount of debt securities of BGLS and warrants to purchase common stock of the Company.

      On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made an $11,000 loan (the "Loan") to Western Realty. The Loan, which bore interest at the rate of 15% per annum and was due September 30, 1998, was collateralized by a pledge of New Valley's shares of BML. On April 28, 1998, the Loan and the accrued interest thereon were converted into a capital contribution by Apollo to Western Realty and the BML pledge released.

      New Valley recorded its basis in the investment in Western Realty in the amount of $59,669 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty.

      Western Realty will seek to make additional real estate and other investments in Russia. New Valley and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has made a $20,000 participating loan to, and payable out of a 30% profits interest in, a

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      company organized by BOL which, among other things, acquired an interest in a new factory being constructed on the outskirts of Moscow by a subsidiary of BOL. (Refer to Note 3.)

3.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      At March 31, 1998, BOL owned approximately 96% of the stock of Liggett-Ducat including shares of such stock acquired from Liggett in connection with Liggett's debt restructuring (refer to Note 6) and purchases of stock from other shareholders.

      Liggett-Ducat is in the process of constructing a new cigarette factory on the outskirts of Moscow which is currently scheduled to be operational in early 1999. Liggett-Ducat has entered into a construction contract for the plant. The remaining liability under that contract, as amended, at March 31, 1998 is approximately $16,000. Equipment purchase agreements in place at March 31, 1998 total $34,355, of which $28,791 will be financed by the manufacturers.

      In April, 1998, Western Realty completed making a $20,000 participating loan to a company (the "Borrower") organized by BOL which holds BOL's interests in Liggett-Ducat and the industrial site and manufacturing facility being constructed by Liggett-Ducat on the outskirts of Moscow. The loan, which bears no fixed interest, is payable only out of 30% of distributions, if any, made by the Borrower to BOL. After the prior payment of debt service on loans to finance the construction of the new facility, 30% of distributions from the Borrower to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of the Borrower. An initial $11,000 was funded in February 1998, and is classified in other long-term liabilities on the consolidated balance sheet at March 31, 1998. (Refer to Note 2.)

      The performance of Liggett-Ducat's cigarette operations in Russia is affected by uncertainties in Russia which may include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia.

      On January 31, 1997, BOL sold all its shares of BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997 with interest at 9%. The note was paid in full as of December 31, 1997. The consideration received exceeded the carrying value of its investment in BML by $43,700. The Company recognized a gain on the sale in 1997 in the amount of $21,300. The remaining $22,400 was deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership in New Valley and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BML, which is currently used by Liggett-Ducat for its existing cigarette factory), is subject to a put option held by New Valley. The option allows New Valley to put this site back to the Company at the greater of the appraised fair market value of the property at the date of exercise or $13,600, during the period Liggett-Ducat operates the factory on such site.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


4.    INVENTORIES

      Inventories consist of:

                                                          March 31,        December 31,
                                                            1998               1997
                                                      ------------------ ------------------

Finished goods...................................            $17,400          $13,273
Work-in-process..................................              2,456            1,976
Raw materials....................................             27,383           24,495
Replacement parts and supplies...................              4,425            4,466
                                                             -------          -------
Inventories at current cost......................             51,664           44,210
LIFO adjustments.................................             (3,967)          (4,898)
                                                             -------          -------
                                                             $47,697          $39,312
                                                             =======          =======

      At March 31, 1998, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $8,714 and $14,200, respectively.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                          March 31,        December 31,
                                                            1998               1997
                                                      ------------------ ------------------

Land and improvements............................          $    411            $   411
Buildings........................................             6,521              6,521
Machinery and equipment..........................            53,783             53,717
Leasehold improvements...........................               302                302
Construction-in-progress.........................            18,201             18,179
                                                           --------           --------
                                                             79,218             79,130
Less accumulated depreciation....................           (31,635)           (33,187)
                                                           --------           --------
                                                           $ 47,583           $ 45,943
                                                           ========           ========

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                           March 31,        December 31,
                                                                             1998              1997
                                                                       ----------------- -----------------

         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $22,940 and $1,511.....         $209,924          $231,723
         Deferred interest on 15.75% Series B Senior Secured
             Notes due 2001........................................           16,000
         14.500% Subordinated Debentures due 1998..................              800               800
         Notes payable - Foreign...................................            5,000             5,000
         Other.....................................................              300               629

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $159 and $206.................          112,454           112,406
         Variable Rate Series C Senior Secured Notes due 1999......           32,279            32,279
         Revolving credit facility.................................           28,628            23,427
                                                                            --------          --------
         Total notes payable, long-term debt and
             other obligations.....................................          405,385           406,264

         Less:
             Current maturities....................................          178,661             6,429
                                                                            --------          --------
         Amount due after one year.................................         $226,724          $399,835
                                                                            ========          ========


      The 14.500% Subordinated Debentures due 1998 in principal amount of $800 were paid at maturity on April 1, 1998.

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

      On February 6, 1998, BGLS entered into a further amendment to the standstill agreement with the Apollo Holders who hold approximately 41.8% of the BGLS Notes which extended the termination date of such agreement with respect to the Apollo Holders to March 2, 1998. Also on February 6, 1998, the holder of 41.9% of the BGLS Notes, who had previously been a party to the standstill agreement, was paid its pro rata share of the July 31, 1997 interest payment on the BGLS Notes. The Company also sold stock on January 16, 1998 to an affiliate of this holder in which it recorded an expense of $2,531 for the first quarter 1998, representing the difference between the cost and fair market value of the shares sold. (Refer to Note 7.)

      On March 2, 1998, the Company entered into an agreement with the Apollo Holders in which the Apollo Holders agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments together with interest compounded semi-annually thereon, will be

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. Accordingly, accrued interest as of March 2, 1998 was reclassified and included in other long-term obligations.

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

      Based on the fair value of the equity instruments given to the holders of the debt, and the difference between the fair value of the modified debt and the carrying value of the debt held by the Apollo Holders prior to the transaction, no gain or loss was recorded on the transaction. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions; volatility of 77%, risk-free interest rate of 6%, expected life of five to seven years and a dividend rate of 0%. Imputed interest of approximately $23,000 will be accreted over the term of the modified debt based on its recorded fair value.

      In connection with the consents of the Liggett bondholders to the restructuring of the Liggett Notes, on February 2, 1998, the Company issued 483,002 shares of treasury stock to the Liggett bondholders of record as of January 15, 1998. (Refer to Note 7.) The Company recorded a deferred charge of $4,105 at January 31, 1998 reflecting the fair value of the instruments issued. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission ("SEC") a shelf registration statement on Form S-3 to be declared effective by May 31, 1998. If the registration statement has not been declared effective by such date, liquidated damages on the shares of common stock will accrue at the daily rate of $25, provided that the number of days on which damages shall accrue shall not exceed 300 days. Liquidated damages would be payable, at the option of the Company, in cash or in shares of common stock of the Company.

      15.75% SERIES B SENIOR SECURED NOTES DUE 2001

      The Series B Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The BGLS Series B Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the Series B Notes remain outstanding), limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The Series B Notes may be redeemed, in whole or in part, through December 31, 1999, at a price of 101% of the principal amount and thereafter at 100%. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      LIGGETT 11.50% SENIOR SECURED SERIES B NOTES DUE 1999:

      On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.50%. The Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett Series B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding inventories and receivables. Eve Holdings Inc. is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

      On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, the Company agreed to issue 483,002 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, Liggett recorded a deferred charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized over a period of one year. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. The Company and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes. In addition, Liggett Noteholders were granted additional collateral in the form of a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.

      On February 1, 1999, all of the Liggett Notes, approximately $144,900, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 1.)

      LIGGETT SERIES C VARIABLE RATE NOTES:

      The Series C Notes have the same terms (other than interest rate, which is 19.75%) and stated maturity as the Liggett Series B Notes.

      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At March 31, 1998, $1,483 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bear a rate of 10.0% at March 31, 1998. The Facility requires Liggett's compliance with certain financial and other covenants, including restrictions on the payment of cash dividends and

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      distributions by Liggett. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to Liggett's permitted maximum adjusted net worth (not to fall below $195,000 as computed in accordance with the agreement, this computation was $186,416 at March 31, 1998) and net working capital deficiencies (not to fall below a default of $17,000 as computed in accordance with the agreement, this computation was $4,984 at March 31, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note
      8) shall constitute an event of default under the Facility. In January 1997, the Facility was extended for one year and, in November 1997, was extended for an additional year until March 8, 1999.

      On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At March 31, 1998, this amount is classified in other assets on the consolidated balance sheet.

      FOREIGN LOANS:

      At March 31, 1998, Liggett-Ducat had two 6-month credit facilities open with a Russian bank. The first, for $2,000, which expired and was paid on April 30, 1998, initially bore an interest rate of 21%, subsequently raised to 28% on December 2, 1997. The second, for $3,000, which expired and was paid on May 16, 1998, initially bore an interest rate of 25%, subsequently raised to 28% on December 2, 1997. On April 24, 1998, Liggett-Ducat opened a credit facility for $2,000 with a Russian bank. The facility, with a variable interest rate (currently 27%), expires October 25, 1998.

7.    EQUITY

      As of January 1, 1998, the Company granted to employees of the Company non-qualified stock options to purchase 42,500 shares of the Company's common stock at an exercise price of $5.00 per share. The options have a ten-year term and vest in six equal annual installments. The Company will recognize compensation expense of $154 over the vesting period.

      On January 16, 1998, the Company entered into a Stock Purchase Agreement in which High River Limited Partnership purchased 1,500,000 shares of the Company's common stock for $9,000.

      In connection with the March 2, 1998 agreement with the Apollo Holders, the Company issued warrants to purchase the Company's common stock. (Refer to Note 6.)

      On March 12, 1998, the Company granted an option for 1,250,000 shares of the Company's common stock to a law firm that represents the Company and Liggett. On May 1, 1998 and April 1, 1999, options for 250,000 and 1,000,000 shares, respectively, of common stock are exercisable at $17.50 per share. The option expires on March 31, 2003.

      During April and May 1998, the Company granted 10,000 shares of the Company's common stock to each of its three outside directors. Of these shares, 7,500 vested immediately and the remaining 22,500 shares will vest in three equal annual installments. The Company will recognize compensation expense of $404 over the vesting period.

      On May 8, 1998, the Company adopted its 1998 Long-Term Incentive Plan (the "Incentive Plan") subject to approval by the shareholders of the Company at the next annual meeting. The Incentive Plan authorizes the granting of up to five million shares of the Company's common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the Incentive Plan.

8.    CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions") and (iii) health care cost recovery actions brought by state and local governments, although recently numerous health care cost recovery actions have been commenced on behalf of other third-party payors including asbestos manufacturers, unions and taxpayers ("Attorneys General Actions"). As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. For the three months ended March 31, 1998, Liggett incurred counsel fees and costs totaling approximately $1,342, compared to $1,037 for the comparable prior year period.. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

      In June 1992, in an action entitled CIPOLLONE V. LIGGETT GROUP INC., ET AL., the United States Supreme Court issued an opinion concluding that The Federal Cigarette Labeling and Advertising Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act") did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      INDIVIDUAL ACTIONS. As of March 31, 1998, there were approximately 250 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 108 were pending in the State of Florida, 82 in the State of New York and 19 in the State of Texas. The balance of individual cases were pending in 16 states. There are four individual cases pending where Liggett is the only named defendant.

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

      On May 12, 1998, Liggett settled an individual tobacco-related action entitled WIDDICK V. BROWN & WILLIAMSON, Duval County Circuit Court, Florida. The settlement will not have a material affect on the Company's or Liggett's financial condition, results of operations or cash flows.

      CLASS ACTIONS. As of March 31, 1998, there were approximately 30 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., have been settled, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

      In October 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. In October 1997, the other major tobacco companies settled this matter which settlement provides for a release of the Company and Liggett. In February 1998, the Circuit Court approved the settlement, however, a Notice of Appeal was filed in the Third District Court of Appeal by an objector to the settlement.

      In March 1994, an action entitled CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY INC., ET AL., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. In February 1995, the District Court granted plaintiffs' motion for class certification (the "Class Certification Order").

      In May 1996, the Court of Appeals for the Fifth Circuit reversed the Class Certification Order and instructed the District Court to dismiss the class complaint. The Fifth Circuit ruled that the District

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Court erred in its analysis of the class certification issues by failing to consider how variations in state law affect predominance of common questions and the superiority of the class action mechanism. The appeals panel also held that the District Court's predominance inquiry did not include consideration of how a trial on the merits in CASTANO would be conducted. The Fifth Circuit further ruled that the "addiction-as-injury" tort is immature and, accordingly, the District Court could not know whether common issues would be a "significant" portion of the individual trials. According to the Fifth Circuit's decision, any savings in judicial resources that class certification may bring about is speculative and would likely be overwhelmed by the procedural problems certification brings. Finally, the Fifth Circuit held that in order to make the class action manageable, the District Court would be forced to bifurcate issues in violation of the Seventh Amendment.

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

      ATTORNEYS GENERAL ACTIONS. As of March 31, 1998, 41 Attorneys General actions were filed against Liggett and the Company. As more fully discussed below, Liggett and the Company have settled 37 of these actions. In addition, the Company and Liggett have reached settlements with six Attorneys General representing states or territories which have not yet commenced litigation. As of March 31, 1998, there were approximately 55 additional third-party payor actions pending. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      On April 29, 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation, violation of federal racketeering and anti-trust laws as well as other claims.

      SETTLEMENTS. In March 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation. Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On March 14, 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within 30 days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. In May 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. In September 1996, shortly after the class was decertified, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

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

      In March 1997, Liggett, the Company and the five settling states executed an addendum pursuant to which Liggett and the Company agreed to provide to the five settling states, among other things, the additional cooperation and compliance with advertising restrictions that is provided for in the March 1997 Settlements (discussed below). Also, pursuant to the addendum, the initial settling states agreed to use best efforts to ensure that in the event of a global tobacco settlement enacted through federal legislation or otherwise, Liggett's and the Company's financial obligations under such a global settlement would be no more onerous than under this settlement.

      At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. At March 31, 1998, in connection with the settlement with the Attorney General of Georgia (discussed below), the Company accrued $481 for the present value of the fixed payments under the Georgia settlement. No additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

      In March 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (settlements with these 21 Attorneys General and with the nationwide class are hereinafter referred to as the "March 1997 Settlements"). On March 12, 1998, Liggett and the Company announced settlements with the Attorneys General of 14 states, the District of Columbia and the U.S. Virgin Islands (the "March 1998 Settlements"). On March 26, 1998, the Company and Liggett settled with the Attorney General of Georgia, which joined the March 1998 Settlements. The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the Attorneys General and, upon court approval, the nationwide class.

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

      As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. The Company anticipates that should the court in FLETCHER, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

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

      After the AMCHEM opinion was issued by the Supreme Court in June 1997, objectors to Liggett's settlement in WALKER moved for decertification. Although Liggett's settlement in the WALKER action is a "limited fund" class action settlement proceeding under Rule 23(b)(1) and AMCHEM was a Rule 23 (b)(3) case, the court in the WALKER action, nonetheless, decertified the WALKER class. Applying AMCHEM to the WALKER case, the District Court, in a decision issued in August 1997, determined that while plaintiffs in WALKER have a common interest in "maximizing the limited fund available from the defendants," there remained "substantial conflicts among class members relating to distribution of the fund and other key concerns" that made class certification inappropriate.

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

      Pursuant to the March 1998 Settlements, Liggett is required to pay each of the settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The aggregate liability under the March 1996 Settlements, the March 1997 Settlements and the March 1998 Settlements (including the Georgia settlement) is $39,556, the present value of which, when discounted at the rate of 18% per annum, is $19,365 at December 31, 1997. Minimum payments to be made for these settlements over the next five years and thereafter are: 1998: $4,144; 1999: $4,518; 2000: $4,518; 2001: $4,577; 2002: $4,630; thereafter:
      $18,169. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlement and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In the case of the March 1997 Settlements, in the event that the Fletcher class is approved, monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

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

      TRIALS. On May 8, 1998, the other tobacco companies settled the litigation in Minnesota known as the STATE OF MINNESOTA BY HUBERT H. HUMPHREY, III, ITS ATTORNEY GENERAL AND BLUE CROSS AND BLUE SHIELD OF MINNESOTA V. PHILIP MORRIS INCORPORATED, ET AL. Liggett settled the claims of the State of Minnesota on March 20, 1997, but still remains a defendant in the case with respect to Blue Cross and Blue Shield of Minnesota as to one claim seeking equitable relief. There are several other trial dates scheduled during 1998 for individual cases; however, trial dates are subject to change.

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

      The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida, Texas and Minnesota. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

      OTHER RELATED MATTERS. In March 1997, RJR, Philip Morris, B&W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing the Company and Liggett and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court in April 1997. In March 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

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

      In March 1996, and in each of March, July, October and December 1997, the Company and/or Liggett received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of: the health consequences of smoking cigarettes; the targeting of children by the industry; and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. The Company understands that the Eastern District Investigation and the DOJ Investigation have, for all intents and purposes, been consolidated into one investigation being conducted by the Department of Justice (the "DOJ"). The Company and Liggett are unable, at this time, to predict the outcome of this investigation.

      On April 28, 1998, the Company announced that Liggett had reached an agreement with the DOJ to cooperate in both the Eastern District Investigation and the DOJ Investigation. The agreement does not constitute an admission of any wrongful behavior by Liggett. The DOJ has not provided immunity to Liggett and has full discretion to act or refrain from acting with respect to Liggett in the investigation.

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

      LEGISLATION AND REGULATION:

      In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Attorneys General settlements above.

      In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect, however, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health.

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

      As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. In a speech in September 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

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

9.    RELATED PARTY TRANSACTIONS

      On January 31, 1997, New Valley entered into a stock purchase agreement with BOL pursuant to which New Valley acquired 10,483 shares of BML common stock (99.1%) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 promissory note with an interest rate of 9%. The note was paid in full in 1997. (Refer to Notes 3 and 8.)

      In January 1998, the Company entered into an amendment to the Amended and Restated Consulting Agreement dated as of January 1, 1996 with a consultant who also serves as a director and President of New Valley. The amendment provides that the consultant is entitled on an annual basis to receive additional payments in an amount necessary to reimburse him, on an after-tax basis, for all applicable taxes incurred by him during the prior calendar year as a result of the grant to him, or vesting, of a 1994 award of 500,000 restricted shares of the Company's Common Stock and 1995 and 1996 awards of 500,000 and 1,000,000, respectively, options to acquire shares of the Company's Common Stock. The consultant received an additional consulting payment of $425,000 in January 1998, which the consultant and the Company have agreed will constitute full satisfaction of the Company's obligations under the amendment with respect to 1997.

      Effective May 1, 1998, a former officer of the Company entered into a severance agreement in which the Company will pay him a total of $2,208 in stock or cash in quarterly installments over a period of 6 years. The Company will recognize the expense during the second quarter 1998.

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

         The Company is a holding company for a number of businesses which it holds through its wholly-owned subsidiary BGLS. Accordingly, a separate Management's Discussion and Analysis of Financial Condition and Results of Operations for BGLS is not presented herein as it would not differ materially from the discussion of the Company's consolidated results of operations, capital resources and liquidity.

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is tobacco for the three months ended March 31, 1998 and March 31, 1997.

RECENT DEVELOPMENTS

         THE COMPANY

         STANDSTILL AGREEMENT. On March 5, 1998, BGLS entered into an agreement (the "Standstill Agreement") with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (the "Apollo Holders"), who together hold approximately 41.8% of the $232,864 principal amount of BGLS' 15.75% Senior Secured Notes due 2001 (the "BGLS Notes").

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

         LIGGETT

         NOTES RESTRUCTURING. On January 30, 1998, with the consent of the required majority of the holders of the Liggett 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes"), Liggett entered into various amendments to the Indenture governing the Liggett Notes which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, the Company agreed to issue 483,002 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. The Company and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes.

         NEW VALLEY

         WESTERN REALTY. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty to make real estate and other investments in Russia. In connection with the formation of Western Realty, New Valley agreed, among other things, to contribute the real estate assets of BrookeMil Ltd. ("BML") to Western Realty and Apollo agreed to contribute up to $58,000. Western Realty will seek to make additional real estate and other investments in Russia. New Valley and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty made a $20,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of BOL.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the Company, other components of stockholders' equity include such items as minimum pension liability adjustments, unearned compensation expense related to stock options and the Company's proportionate interest in New Valley's capital transactions. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The implementation of SFAS No. 130 for the quarter ended March 31, 1998 did not have a material impact on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 is initially effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures about pensions and postretirement benefit plans in order to facilitate financial analysis. Recognition or measurement issues are not addressed in the statement. SFAS No. 132 is effective for the Company for the year ended 1998. Management believes that the implementation of this pronouncement will not have a material effect on the Company's financial statement disclosures.

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

         On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton (approximately 2 1/2%). This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton (approximately 4.5%). This action was matched by Liggett and the other manufacturers. Again, on May 11, 1998, Philip Morris and RJR announced another list price increase of $.50 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of March 31, 1998, there were approximately 250 individual suits, 30 purported class actions and 95 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Note 8 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.)

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

         Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if the Company or Liggett fails to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On May 11, 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the CASTANO suit as a nationwide class action and instructed the District Court to dismiss the class complaint. (For additional information concerning the Fifth Circuit's decision, see Note 8 to the Company's Consolidated Financial Statements.) In September 1996, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

         In March 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within thirty days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

         Under the Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid in March 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if the Company or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

         In March 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (collectively, the "March 1997 Settlements"). The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett brought by the states and, upon court approval, the nationwide class. On March 12, 1998, the Company and Liggett entered into additional settlements with the Attorneys General of 14 states, the District of Columbia and the U. S. Virgin Islands (the "March 1998 Settlements"). On March 26, 1998, the Company and Liggett settled with the Attorney General of Georgia which joined the March 1998 Settlements.

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

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. At March 31, 1998, in connection with the settlement with the Attorney General of Georgia, the Company accrued $481 for the present value of the fixed payments under the Georgia settlement. No additional amounts have been accrued with respect to the settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. (See the discussions of the tobacco litigation settlements appearing in Note 8 to the Company's Consolidated Financial Statements.)

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. (For additional information concerning the proposed resolution, see Note 8 of the Company's Consolidated Financial Statements.) The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida and Texas. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

         In a speech in September 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

RESULTS OF OPERATIONS

                            REVENUES                OPERATING INCOME
                       -------------------         -----------------
                       THREE MONTHS ENDED          THREE MONTHS ENDED
                           MARCH 31,                    MARCH 31,
                       ------------------          ------------------
                       1998          1997          1998          1997
                       ----          ----          ----          ----

Liggett              $65,626       $66,301        $6,251        $  371

Liggett-Ducat         19,154        13,481         1,710         1,462

Other                     23           223          (418)         (995)
                     -------       -------        ------        ------

Total                $84,803       $80,005        $7,543        $  838
                     =======       =======        ======        ======


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

         REVENUES. Total revenues were $84,803 for the three months ended March 31, 1998 compared to $80,005 for the three months ended March 31, 1997. This 6.0% increase in revenues was primarily due to a $5,695 or 42.2% increase in revenues at BOL slightly offset by a decrease of $675 or 1.0% in revenues at Liggett reflecting a 12.5% decrease in Liggett's unit sales volume (178.9 million units) accounting for $8,300 in volume variance partially offset by price increases of $7,285 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $340. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales over this period amounted to $22,483 and represented 34.3% of total revenues, compared to $22,604 and 34.1% of total sales for the same period in 1997. In the premium segment, revenues declined by 0.5% ($121) over the three months ended March 31, 1998, compared to the same period in 1997, as a result of a 8.0% decline in unit sales volume (31.5 million units) accounting for $1,816 in volume variance, which was partially offset by price increases of $1,695.

         Discount sales (comprising the brand categories of branded discount, private label, control label and generic) over this period amounted to $43,143 and represented 65.7% of total revenues, compared to $43,698 and 65.9% of total sales for the same period in 1997. In the discount segment, revenues declined by 1.3% ($555) over the three months ended March 31, 1998, compared to the same period in 1997, as a result of a 14.2% decline in unit sales volume (147.4 million units) accounting for $6,211 in volume variance, partially offset by price increases of $5,590 and improved product mix among the brand categories of $66. For the three months ended March 31, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $251 lower, although costs per thousand units increased $0.13 per thousand due to lower production volumes.

         Net sales at Liggett-Ducat for the three months ended March 31, 1998 increased 42.8% ($5,695) to $19,177 over the same period in 1997 due primarily to an increase of 27.0% ($3,630) in unit sales volume (292 million units), price increases ($1,231) and the effect of excise tax increases ($834) included in revenues and cost of goods sold.

         GROSS PROFIT. Consolidated gross profit was $43,147 for the three months ended March 31, 1998 compared to $38,160 for the three months ended March 31, 1997, an increase of $4,987 when compared to the same period last year, reflecting an increase in gross profit at Liggett of $3,363 and an increase at Liggett-Ducat of $1,418 for the three months ended March 31, 1998 compared to the same period in the prior year.

         Gross profit at Liggett of $39,405 for the three months ended March 31, 1998 increased due primarily to the price increases discussed above. (See "Recent Developments in the Cigarette Industry - Pricing Activity".) In 1998, Liggett's premium and discount brands contributed 36.1% and 63.9%, respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 38.5% and 61.5%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 77.5% for the three months ended March 31, 1998 compared to 72.9% for the same period in 1997, with gross profit for the premium segment at 79.2% and 76.6%, respectively, in the first quarter of 1998 and 1997, respectively, and gross profit for the discount segment at 76.6% and 69.5% in 1998 and 1997, respectively. This increase is the result of the March 1997, September 1997 and January 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 22.0% for the three months ended March 31, 1998 compared to 19.0% in the same period in 1997.

         EXPENSES. Selling, general and administrative expenses were $35,604 for the three months ended March 31, 1998 compared to $37,322 for the same period last year due to a decrease in expenses at Liggett of $2,110, offset by an increase of $480 at Liggett-Ducat. In the three months ended March 31, 1997, higher expenses included $1,761 of restructuring charges at Liggett. Operating, selling, general and administrative expenses at Liggett were $33,154 for the three months ended March 31, 1998 compared to $33,910 for the same period for the prior year, a decrease of $756. This reduction in operating expenses was due primarily to Liggett's decrease in unit sales volume which lowered distribution expense by $552 and costs incurred in systems development which were $2,025 lower than in the prior period. In addition, no severance costs were incurred during the quarter ended March 31, 1998 whereas costs in the prior period were $1,172. Such reductions were partially offset by increases in spending on promotional and marketing programs of $573 and higher legal expenses of $642.

         OTHER INCOME (EXPENSE). Interest expense was $20,786 for the three months ended March 31, 1998 compared to $15,467 for the same period last year, an increase of $5,319 primarily due to the debt restructuring at BGLS and Liggett in which the Company took additional charges of approximately $4,800 for the three months ended March 31, 1998. (See Note 6 to the Company's Consolidated Financial Statements.) In addition, Liggett-Ducat and BOL had total interest expense of $527 for the three months ended March 31, 1998, compared with $254 for the same period in 1997.

         Equity in earnings of affiliate was a loss of $4,187 for the three months ended March 31, 1998 compared to a loss of $8,194 for the three months ended March 31, 1997 and relates in both periods to New Valley's net loss applicable to common shares of $18,675 and $26,321, respectively.

         For the three months ended March 31, 1997, interest expense and loss in equity of affiliate were offset by the gain on sale of assets, which includes the sale of the BML shares and surplus realty at Liggett, and proceeds from a legal settlement.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $172 for the three months ended March 31, 1998 and increased $246 for the three months ended March 31, 1997. Net cash used in operations for the three months ended March 31, 1998 was $25,984 compared to net cash used in operations of $26,219 for the comparable period of 1997. In the 1998 period, cash was used in operations for a reduction of accrued interest of $30,000 ($16,000 of which has been reclassified to long-term debt), reductions in promotional expenses, taxes payable and other accrued liabilities, in total amount of $6,366, and an increase in inventories of $8,385. These items were partially offset by an increase in accounts payable of $4,842. In the 1997 period, cash used in operations was primarily due to an increase in receivables of $33,500 resulting from the sale of the BML shares to New Valley, a decrease in accounts payable of $8,300 and a decrease in accrued liabilities of approximately $24,000. In 1997, these items were offset by a decrease in trade receivables at Liggett due to declining sales volume, equity in loss of affiliate of approximately $8,500 and the impact of the deferred gain on the sale of the BML shares of approximately $23,000.

         Cash provided by investing activities of $822 compares to cash provided of $20,599 for the periods ended March 31, 1998 and 1997, respectively. In 1998, proceeds from sales of equipment and an investment were partially offset by capital expenditures of $395 at Liggett and BOL. In 1997, proceeds include cash of $21,500 received in the sale of the BML shares to New Valley and cash of $2,049 received in the sale of certain of Liggett's surplus realty offset by capital expenditures of $1,307 at Liggett and BOL.

         Cash provided by financing activities was $24,911 and $6,266 for the three months ended March 31, 1998 and 1997, respectively. Proceeds in the 1998 period include cash received from the sale of common stock and exercise of stock options, in total $9,796, proceeds from the participating loan made by Western Realty, and net repayments under Liggett's revolving credit facility (the "Facility") of $5,162 partially offset by distributions on common stock of $900. Proceeds from financing activities in 1997 include proceeds at BOL from credit lines and net borrowings under the Facility of $12,067 at March 31, 1997. These proceeds were offset by repayments on debt including principally the required repurchase of $7,500 face amount of Liggett bonds on February 1, 1997 at a net gain of $2,963. Distributions on common stock in the 1997 period include distributions declared in the fourth quarter 1996 which were paid in January 1997 and distributions declared and paid in March for the first quarter of 1997.

         LIGGETT. Liggett had a net capital deficiency of $190,383 at March 31, 1998, is highly leveraged and has substantial near-term debt service requirements. In addition, the Liggett Notes mature on February 1, 1999 and the Facility expires on March 8, 1999. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see "Recent Developments in the Cigarette Industry - Legislation and Litigation") and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation its debt covenants, including covenants limiting the maximum permitted adjusted net worth and net working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes' Indenture or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements. (See below for additional information concerning these covenants.)

         The Liggett Series B Notes ($150,000) and Liggett C Notes ($32,279) issued in 1992 and in 1994, respectively, pay interest semiannually at an annual rate of 11.5% and 19.75%, respectively. The Liggett Notes required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999 (see below). The Liggett Notes are collateralized by substantially all of the assets of Liggett, excluding accounts receivable and inventory. Eve is guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount, at the option of Liggett. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

         On January 30, 1998, Liggett obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provide, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. In addition, the amendments prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and tighten restrictions on the disposition of proceeds of asset sales. The Company and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes. (Refer to Note 6 to the Company's Consolidated Financial Statements.) At maturity, the Liggett Notes will require a principal payment of $144,891. Based on Liggett's results of operations for 1997 and the three months ended March 31, 1998, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments.

         As discussed above, Liggett also has a $40,000 Facility expiring March 8, 1999 under which $28,628 was outstanding at March 31, 1998. On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At March 31, 1998, this amount is classified in other assets on the balance sheet. Availability under the Facility was approximately $1,483 based on eligible collateral at March 31, 1998. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 10.0% at March 31, 1998. The Facility contains certain financial covenants similar to those contained in the Liggett Notes' Indenture including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $186,416 at March 31, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $4,984 at March 31, 1998). At March 31, 1998, Liggett was in compliance with all covenants under the Facility. The Facility, as amended, also provides that a default by Liggett under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements shall constitute an event of default under the Facility.

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

         The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to the claim or claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation. (See "Recent Development in the Cigarette Industry - Legislation, Regulation and Litigation" and "--Settlements" above and Note 8 to the Company's Consolidated Financial Statements.)

         The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against the Company and Liggett. It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome in any such pending litigation.

         BGLS. On March 5, 1998, BGLS entered into the Standstill Agreement whereby the Apollo Holders agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. (See "Recent Developments - The Company - Standstill Agreement".) At March 31, 1998, the carrying value of BGLS' long-term debt (net of unamortized discount of $22,940) was approximately $226,724, based on modification of the terms of the debt with the Apollo Holders.

         The 14.500% Subordinated Debentures due 1998 in principal amount of $800 were paid at maturity on April 1, 1998.

         Liggett-Ducat is building a new cigarette factory on the outskirts of Moscow. The new factory, which will utilize Western cigarette making technology and have a capacity of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty has made a $20,000 participating loan to, and payable out of a 30% profits interest, in a company organized by BOL which holds BOL's interests in Liggett-Ducat and the new manufacturing facility. (See "Recent Developments - New Valley" and Note 3 to the Company's Consolidated Financial Statements.) In addition, BOL has entered into equipment purchases of approximately $35,400, of which $28,800 will be financed over five years beginning in 1998. The Company is a guarantor of one of the purchases for which the remaining obligation is approximately $7,000.

         THE COMPANY. The Company has scheduled debt maturities of $6,427 due in the year 1998; approximately $5,000 of this debt relates to credit lines established by Liggett-Ducat which have been paid as of May 16, 1998. Liggett has a payment due on the Liggett Notes at maturity on February 1, 1999 of approximately $145,000 and the Facility expires on March 8, 1999. The Company believes that it will continue to meet its liquidity requirements through 1998, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At March 31, 1998, the remaining amount available through December 31, 1998 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $11,086. Company expenditures in 1998 for current operations include debt service estimated at $30,715, dividends on the Company's shares (currently at an annual rate of approximately $6,100) and corporate expense. The Company anticipates funding 1998 current operations and long-term growth with the proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries of approximately $3,600 and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

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

                                     PART II
                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Reference is made to Note 8, incorporated herein by reference, to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. (collectively, the "Companies") included elsewhere in this report on Form 10-Q which contains a general description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to
            Exhibit 99.1 for additional information regarding the pending material legal proceedings to which the Company, BGLS and/or Liggett are party.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           No securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been issued or sold by the Company during the three months ended March 31, 1998, except as follows:

           (i) As of January 1, 1998, the Company granted to officers of the Company stock options to purchase 42,500 shares of the Company's common stock at a price of $5.00 per share.

           (ii) On January 16, 1998, High River Limited Partnership purchased 1,500,000 shares of the Company's common stock at a price of $6.00 per share (an aggregate of $9,000,000).

           (iii) On February 2, 1998, the Company issued 483,002 shares of its common stock to the holders of the Liggett Notes in connection with amendments to the Indenture governing the Liggett Notes.

           (iv) On March 12, 1998, the Company granted a law firm that represents the Company and Liggett an option for 1,250,000 shares of the Company's common stock at a purchase price of $17.50 per share.

           (v) In March 1998, a consultant to the Company purchased 181,800 shares of the Company's common stock upon exercise of options at a price of $2.00 per share (an aggregate of $363,600).

           (vi) In March 1998, employees of the Company purchased 86,632 shares of the Company's common stock upon exercise of options at a price of $5.00 per share (an aggregate of $433,160).

           The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act or did not involve a "sale" under the Securities Act.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           As of March 31, 1998, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,071,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred

           Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $176.2 million or $164.41 per Class A Share; and (2) $145.7 million or $52.20 per Class B Share.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

            27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

            27.2      BGLS Inc.'s Financial Data Schedule (for SEC use only).

            99.1      Material Legal Proceedings.

            99.2 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly period ended March 31, 1998.

            99.3 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly period ended March 31, 1998.

            99.4 Brooke (Overseas) Ltd.'s Interim Consolidated Financial Statements for the quarterly period ended March 31, 1998.

            99.5 New Valley Holdings, Inc.'s Interim Consolidated Financial Statements for the quarterly period ended March 31, 1998.

           (b)   REPORTS ON FORM 8-K

                 The Company filed the following reports on Form 8-K during the first quarter of 1998.

                  DATE                ITEMS           FINANCIAL STATEMENTS
                  ----                -----           --------------------
   1.     January 12, 1998            5, 7                    None

   2.     January 14, 1998              5                     None

   3.     January 16, 1998            5, 7                    None

   4.     January 21, 1998              5                     None

   5.     February 2, 1998            5, 7                    None

   6.     February 6, 1998            5, 7                    None

   7.     March 2, 1998               5, 7                    None

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


Date:  May 20, 1998

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

Date:  May 20, 1998