Form 10-K/A
period 1997-12-31
BROOKE GROUP LTD; BGLS INC
filed 1998-06-03
CIK 59440, 927388

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                FORM 10-K/A NO.2

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Brooke Group Ltd. as of June 2, 1998 was approximately $105,696,000. Directors and officers and ten percent or greater stockholders of Brooke Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         At June 2, 1998, Brooke Group Ltd. had 20,454,230 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

===============================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-K


                               TABLE OF CONTENTS




                                                                                                            Page
                                                                                                            ----
                                                 PART I
Item 1.   Business.....................................................................................        1
Item 2.   Properties...................................................................................       16
Item 3.   Legal Proceedings............................................................................       17
Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrant.........................................................       17

                                                 PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters........................       20
Item 6.   Selected Financial Data......................................................................       21
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................       23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................       38
Item 8.   Financial Statements and Supplementary Data..................................................       38
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................       38

                                                PART III

Item 10.  Directors and Executive Officers of the Registrants..........................................       39
Item 11.  Executive Compensation.......................................................................       40
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................       43
Item 13.  Certain Relationships and Related Transactions...............................................       45

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................       47

SIGNATURES.............................................................................................       60

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

         The Company is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, BGLS and New Valley, who beneficially owns approximately 44.9% of the Company's common stock. The principal executive offices of the Company and BGLS are located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.


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

         Business Strategy. Liggett's near-term business strategy is to reduce further certain operating and selling costs in order to increase the profitability of both its premium and discount products, and to reduce its investment in working capital. As part of this strategy, Liggett reorganized its sales force in early 1994, reducing its field sales force by 150 permanent positions and adding approximately 300 part-time positions. Liggett has also reduced costs in both administrative and manufacturing functions by making additional modifications to its manufacturing operations and significantly curtailing employee benefit programs. In 1995 and 1996, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees and reduced headcount by an additional 120 positions in 1995 and another 38 positions in 1996.

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

         In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of environmental tobacco smoke ("ETS") which concluded that ETS is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible fraud by the tobacco industry relating to smoking and health research undertaken or administered by The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

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

         In January 1997, the Company recognized a gain of $4.1 million in settlement of an arbitration proceeding relating to an expropriation and forced abandonment insurance claim. The claim arose from the actions of the Moscow City government in January 1993 repealing a January 1992 decree which had authorized the City of Moscow to lease the land underlying the Liggett-Ducat factory and the Ducat Place real estate development to BOL and sell the buildings on the land to a joint venture between BOL and Factory Ducat (the predecessor to Liggett-Ducat). Before expending substantial sums to develop the land, BOL obtained insurance coverage for political risks such as expropriation and forced abandonment. In January 1993, after the Moscow City government repealed those sections of the January 1992 decree which had authorized the lease of the land and the sale of the buildings, the local authorities and BOL negotiated a settlement proposal that was entered into effective October 1, 1993. As part of the settlement, the joint venture was transformed into a joint stock company owned 58% by BOL and 42% by its Russian employees, thereby triggering a loss to BOL of $3.7 million (based on the loss of 42% of its investment in the project). As a result, BOL tendered formal notice of loss under its insurance policy and advised the insurer of the proposed resolution. The insurer denied and claim and, in July 1994, arbitration proceedings were commenced in the United Kingdom. In January 1997, shortly after a favorable decision by the arbitrators, the parties negotiated a settlement of $4.1 million.

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

         The Company, New Valley and their affiliates have other business relationships with affiliates of Apollo. On January 11, 1996, New Valley acquired from an affiliate of Apollo the Shopping Centers for $72.5 million. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo own a substantial amount of debt securities of BGLS and warrants to purchase common stock of the Company. See Note 9 to the Company's Consolidated Financial Statements.

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

         Thinking Machines Corporation. On January 11, 1996, Ladenburg Thalmann Capital Corp., the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "TMC Plan") of Thinking Machines Corporation ("Thinking Machines") made a $10.6 million convertible bridge loan (the "Loan") to TMCA Acquisition Corp. ("TMCA"). TMCA is an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines, currently a developer and marketer of data mining and knowledge discovery software and, through April 1997, of parallel software for high-end and networked computer systems.

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

         During the fourth quarter of 1996, Thinking Machines announced its intention to dispose of its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and sold its remaining parallel processing service business in April 1997 for $2.4 million in cash and a percentage of certain future operating profits. During 1997, Thinking Machines received profit participation payments totalling $1.2 million.

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


EMPLOYEES

         At December 31, 1997, the Company and its subsidiaries had approximately 1,994 full-time employees, of whom approximately 476 were employed by Liggett, approximately 1,063 were employed by Liggett-Ducat and approximately 438 were employed by New Valley. Approximately 12% of the Company's (including its subsidiaries) employees are hourly employees and are represented by unions. The Company and its subsidiaries have not experienced any significant work stoppages since 1977, and the Company believes that relations with its employees and their unions are satisfactory.


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


ITEM 3.    LEGAL PROCEEDINGS

         Reference is made to Note 16, incorporated herein by reference, to the Company's Consolidated Financial Statements, which contain a general description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to
Exhibit 99.1, Material Legal Proceedings, incorporated herein by reference, for additional information regarding the pending material legal proceedings to which the Company, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 1997 no matter was submitted to the Company's or BGLS' stockholders for their vote or approval, through the solicitation of proxies or otherwise.


EXECUTIVE OFFICERS OF THE REGISTRANTS

         The table below, together with the accompanying text, presents certain information regarding all current executive officers of the Company and of BGLS as of March 27, 1998. Each of the executive officers of the Company and of BGLS serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

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

ITEM 6.    SELECTED FINANCIAL DATA

                               BROOKE GROUP LTD.


                                                   -----------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                      1997            1996              1995            1994             1993
                                                   -----------------------------------------------------------------------------
                                                                    (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues(1) ....................................  $ 389,615        $ 460,356        $ 461,459        $ 479,343        $ 493,041
Loss from continuing operations ................    (51,421)         (65,515)         (45,344)         (17,991)         (69,228)
Income from discontinued operations(2) .........      1,536            2,982           21,229          174,683               --
(Loss) income from extraordinary items(4) ......         --               --           (9,810)         (46,597)         153,741
Net (loss) income ..............................    (49,885)         (62,533)         (33,925)         110,095          106,780
Basic/diluted loss from continuing
   operations per share(3) .....................      (2.83)           (3.44)           (1.56)           (1.02)           (4.19)
Basic/diluted income from discontinued
   operations per share ........................       0.09             0.16             1.16             9.92             3.45
Basic/diluted (loss) income from
   extraordinary items per share ...............         --               --            (0.54)           (2.65)            8.55
Basic/diluted net (loss) income
   per share(3) ................................      (2.74)           (3.28)           (0.94)            6.25             5.60
Cash distributions declared per common
   share .......................................       0.30             0.30             0.30               --               --


BALANCE SHEET DATA:

Current assets .................................  $  67,985        $  80,552        $  96,615        $  87,504        $ 114,411
Total assets ...................................    126,460          177,677          225,620          229,425          164,819
Current liabilities ............................    140,504          204,463          119,177          144,351          220,207
Notes payable, long-term debt and
   other obligations, less current portion .....    399,835          378,243          406,744          405,798          389,671
Noncurrent employee benefits, deferred
   credits and other long-term liabilities .....     74,518           49,960           55,803           54,128           69,623
Stockholders' equity (deficit) .................   (488,397)        (454,989)        (356,104)        (374,852)        (514,682)

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

                                   BGLS INC.

                                                   -----------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                      1997            1996              1995            1994             1993
                                                   -----------------------------------------------------------------------------
                                                                    (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues(1) ....................................  $ 389,615        $ 460,356        $ 461,459        $ 479,341        $ 483,529
Operating income................................      8,419           (2,016)           8,311           13,746            9,527
Interest exspense...............................     65,581           64,417           61,036          (58,625)         (55,193)
Loss from continuing operations.................    (54,411)         (75,201)         (50,502)         (46,790)         (49,219)
Income from discontinued oeperations(2).........      1,536            2,982           21,229          174,683           62,001
(Loss) income from extraordinary items(3).......         --               --           (9,810)         (46,597)         149,254
Net income......................................    (52,875)         (72,219)         (39,083)         106,239          114,054
Dividends/distributions to Brooke Group Ltd.....      3,167            3,621            5,872            9,212           27,186


BALANCE SHEET DATA:

Current assets .................................  $  67,366        $  80,197        $  99,643        $  93,446        $ 111,780
Total assets ...................................    128,916          178,108          229,242          235,426          162,109
Current liabilities ............................    161,475          229,736          142,885          153,073          197,785
Notes payable, long-term debt and
   other obligations, less current portion .....    399,835          378,243          420,449          419,503          403,376
Noncurrent employee benefits, and other
   other long-term obligations..................     80,721           53,214           55,803           54,128           69,623
Stockholders' equity (deficit) .................   (513,115)        (483,085)        (389,895)        (391,278)        (508,675)

------------------------

(1) Revenues include federal excise taxes of $87,683, $112,218, $123,420, $131,877 and $127,341, respectively.
(2)      See Note 5 to the Company's Consolidated Financial Statements.
(3) In 1995 and 1994, extraordinary items represent loss resulting from the early extinguishment of debt. In 1993, such items represent gain resulting from the early extinguishment of debt as well as gain on foreclosure and gain on reorganization of MAI Systems, Inc.

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

         On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). New Valley entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of New Valley, and provided for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then New Valley was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and New Valley pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. New Valley marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1996, the Swap was terminated in connection with New Valley's reduction of its holdings of RJR Nabisco common stock, and New Valley recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

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

         Other Income (Expense). Consolidated interest expense was $61,778 for the year ended December 31, 1997 compared to $60,556 for the same period for the prior year. The increase of $1,222 relates to additional interest expense incurred as a result of deferred payments during negotiations with BGLS Noteholders (see "Capital Resources and Liquidity"). Equity in loss of affiliate in 1997 and 1996 of $26,646 and $7,808, respectively, represents the Company's proportionate share of losses from continuing operations at New Valley and the decline in value of the New Valley Class A Preferred Shares. This is partially offset by discontinued operations in which the Company reflected its portion of New Valley's income from discontinued operations which was $1,536 in 1997 and $2,982 in 1996 reflecting the Company's proportionate interest in the sale of the messaging service business, sold in 1995. Other income also includes the sale of assets, primarily the sale of the BML shares by BOL to New Valley in 1997 and the sale of surplus realty at Liggett and the assets of COM Products Inc. ("COM") in 1996.

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

         Other Income (Expense). Consolidated interest expense was $60,556 for the year ended December 31, 1996 compared to $57,505 for the same period for the prior year. The increase of $3,051 relates to interest expense at Liggett-Ducat not reflected in the prior year's consolidation, increased interest accrued for the USDA domestic marketing assessment expense at Liggett partially offset by redemption of $7,000 of the Liggett Senior Secured Notes (the "Liggett Series B Notes") and an increase in interest expense at corporate due to an increase in outstanding indebtedness of approximately $9,000. Equity in loss of affiliate of $7,808 in 1996 represents the Company's proportionate share of losses from continuing operations at New Valley. This is partially offset by discontinued operations in which the Company reflected its portion of New Valley's gain on disposal of $2,982. In 1995, equity in earnings of affiliate was $678 with income from discontinued operations of $2,860 and gains in discontinued operations of $18,369 attributable to New Valley. Other income in 1996 includes the sale of assets of COM and the sale of surplus realty at Liggett as a result of which the Company realized gains of $3,047 and $3,669, respectively.

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

         Discontinued Operations. Income from discontinued operations of $2,982 for the year ended December 31, 1996 and $21,229 for the prior year reflects the Company's proportionate interest in the discontinued operations of its messaging service business in 1996 and the redemption/sale of SkyBox preferred and common stock and the sale of New Valley's message servicing business in 1995.


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

         Liggett. Liggett had a net capital deficiency of $192,857 as of December 31, 1997, is highly leveraged and has substantial near-term service requirements. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see "Recent Developments in the Cigarette Industry - Legislation and Litigation") and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation of debt covenants in the facility, including covenants limiting the maximum permitted adjusted net worth and net working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes' Indenture or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements. (See below for additional information concerning these covenants.)

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

         During 1997, Liggett engaged in negotiations with its note holders to restructure the terms of the Liggett Notes. During such negotiations, Liggett postponed making the interest payment of approximately $9,700 due on August 1, 1997, on the Liggett Notes. As discussed below, on August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date to make the August 1, 1997 interest payment. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default.

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

         Liggett also has a $40,000 revolving credit facility expiring March 8, 1999 (the "Facility"), under which $23,428 was outstanding at December 31, 1997. On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At December 31, 1997, this amount is classified in other assets on the balance sheet. Availability under the Facility was approximately $7,728 based on eligible collateral at December 31, 1997. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 10% at December 31, 1997. The Facility contains certain financial covenants similar to those contained in the Liggett Notes' Indenture including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998, in connection with the March 1998 Settlements, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1997, Liggett was in compliance with all covenants under the Facility; Liggett's adjusted net worth and net working capital deficiencies, as computed in accordance with the agreement and giving effect to the March 1998 Settlements, were $187,959 and $12,616, respectively.

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

         The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to the claim or claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation. (See "Recent Developments in the Cigarette Industry - Legislation, Regulation and Litigation" and "--Settlements" above and Note 16 to the Company's Consolidated Financial Statements.)

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


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's and BGLS' Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated April 3, 1998, are set forth beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The following table sets forth certain information, as of May 6, 1998, with respect to each person who is a director of the Company and of BGLS. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company and BGLS, see Item 4. "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrants".


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

Jean E. Sharpe                                    51        Private Investor                       May 1998
  462 Haines Road
  Mt. Kisco, NY 10549

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

         JEAN E. SHARPE has been a director of the Company since May 1998. Ms. Sharpe is a private investor and has engaged in various philanthropic activities since her retirement in September 1993 as Executive Vice President and Secretary of the Company and as an officer of various of its subsidiaries. Ms. Sharpe previously served as a director of the Company from July 1990 until September 1993.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1997, the Company's Chief Executive Officer, the other two executive officers of the Company and an executive officer of a subsidiary of the Company whose cash compensation exceeded $100,000 (collectively, the "named executive officers"). No separate compensation was paid during the past three years to the named executive officers by BGLS.


                         SUMMARY COMPENSATION TABLE (1)

                                                                               LONG-TERM
                                           ANNUAL COMPENSATION                COMPENSATION
                                           -------------------                ------------


                                                                               SECURITIES
            NAME AND                                             OTHER ANNUAL  UNDERLYING
       PRINCIPAL POSITION        YEAR     SALARY     BONUS       COMPENSATION    OPTIONS
------------------------------   ----   ---------   -------      ------------    -------
                                           ($)        ($)             ($)          (#)

Bennett S. LeBow                 1997   3,113,281(2) 667,969(3)        --              --
  Chairman of the Board,         1996   3,484,375(2) 890,626(3)        --              --
  President and Chief            1995   3,082,823(2) 712,500(3)        --              --
  Executive Officer

Richard J. Lampen(4)             1997     650,000        --           --         260,000(5)
  Executive Vice President       1996     600,000   100,000           --              --

Joselynn D. Van Siclen(6)        1997     140,000        --           --              --
  Vice President, Chief          1996     131,667    10,000           --              --
  Financial Officer and
  Treasurer

Ronald S. Fulford(7)             1997     425,000        --      247,961(8)(9)        --
  Chairman of the Board,         1996     157,530        --      552,832(9)           --
  President and Chief
  Executive Officer of Liggett


----------------------

(1) Unless otherwise stated, the aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the Securities and Exchange Commission (the "SEC").

(2) Includes salary paid by New Valley of $2,000,000, $2,000,000 and $1,894,823 during 1997, 1996 and 1995, respectively.

(3) Includes payments equal to 10% of base salary ($111,328, $148,438 and $118,750 during 1997, 1996 and 1995, respectively) in lieu of certain other executive benefits. See "Employment Agreements".

(4) Effective July 1, 1996, Mr. Lampen was appointed Executive Vice President of the Company. In 1997 and 1996, all of Mr. Lampen's salary and bonus were paid by New Valley and 25% (or $162,500 and $175,000 in 1997 and 1996, respectively) was subsequently reimbursed to New Valley by the Company. The table reflects 100% of Mr. Lampen's salary and bonus.

(5) Represents options to purchase Common Stock. See "Stock Option Grants in 1997".

(6) Effective May 6, 1996, Ms. Van Siclen was appointed Vice President, Chief Financial Officer and Treasurer of the Company.

(7) Effective September 5, 1996, Mr. Fulford was appointed Chairman of the Board, President and Chief Executive Officer of Liggett.

(8) Represents an automobile allowance, living allowance and group term life insurance provided to Mr. Fulford.

(9)      Includes payments ($163,155 and $552,832 in 1997 and 1996, respectively) made pursuant to a consulting agreement between Mr. Fulford and the Company, which payments were reimbursed to the Company by New Valley. See "Employment Agreements".

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


(1) Represents options to purchase shares of the Company's Common Stock, which were granted at fair market value on January 1, 1997. Subject to earlier vesting upon a change of control (as defined), the options vest and become exercisable in six equal annual installments commencing on January 1, 1998.

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

* Calculated using the closing price for the Company's common stock of $8 5/8 per share on December 31, 1997 less the option exercise price.

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

         In the second quarter of 1998, each outside director of the Company received an award of 10,000 shares of Common Stock for services as a director. Subject to earlier vesting upon a change of control (as defined), the shares vest one-quarter on the date of grant and the remaining shares vest in three equal annual installments commencing on the first anniversary of the date of grant.


EMPLOYMENT AGREEMENTS

         THE COMPANY. Bennett S. LeBow is a party to an employment agreement with the Company dated February 21, 1992. The agreement has a one-year term with automatic renewals for additional one-year terms unless notice of non-renewal is given by either party six months prior to the termination date. As of January 1, 1998, Mr. LeBow's annual base salary was $1,391,601. He is also entitled to an annual bonus for 1998 of $695,800 payable quarterly and an annual payment equal to 10% of his base salary in lieu of certain other executive benefits such as club memberships, company-paid automobiles and other similar perquisites. Following termination of his employment without cause (as defined), he would continue to receive his then current base salary and bonus for 24 months. Following termination of his employment within two years of a change of control (as defined) or in connection with similar events, he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary and bonus. Under the terms of the Indenture governing the BGLS Notes, Mr. LeBow's salary and bonus may not be increased from one year to the next by more than 10% per annum, except that his salary and bonus may be increased in the same percentage amount as any increase in the price of the Company's Common Stock during a calendar year, subject to a maximum increase of 25% per annum. His salary and bonus are subject to decrease if the price of the Common Stock decreases by more than 10% during a calendar year, up to a maximum decrease of 25% per annum, but in no event lower than compensation earned in 1994 ($1,425,000).

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

         There are no employment agreements between BGLS and the named executive officers.

         NEW VALLEY. Mr. LeBow is a party to an employment agreement with New Valley dated as of June 1, 1995, as amended effective as of January 1, 1996. The agreement has an initial term of three years effective as of January 18, 1996 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 1, 1998, Mr. LeBow's annual base salary was $2,000,000. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to
2.99 times his then current base salary. The BGLS Indenture and New Valley's First Amended Joint Chapter 11 Plan of Reorganization dated November 1, 1994, as amended, provide that the annual compensation paid to Mr. LeBow for services rendered in his capacity as an officer or director of New Valley shall not exceed $2,000,000.

         Richard J. Lampen is a party to an employment agreement with New Valley dated September 22, 1995. The agreement has an initial term of two and a quarter years from October 1, 1995 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the nine-day period prior to the termination date. As of January 1, 1998, his annual base salary was $750,000. In addition, the Board of Directors may award an annual bonus to Mr. Lampen at its sole discretion. The Board shall review such base salary annually and may increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he shall receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed for one year after termination of his employment term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 6, 1998, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the Company's named executive officers and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.


                 NAME AND ADDRESS OF                            NUMBER OF               PERCENT OF
                  BENEFICIAL OWNER                               SHARES                    CLASS
                  ----------------                               ------                    -----

Bennett S. LeBow (1)(5)(6)                                       9,180,008                  44.9%

Richard S. Ressler (2)
    Orchard Capital Corporation                                  1,824,999                   8.9%
    10960 Wilshire Boulevard
    Los Angeles, CA 90024

AIF II, L.P. and Lion Advisors, L.P.(3)
    Two Manhattanville Road                                      2,000,000                   8.9%
    Purchase, NY 10577

High River Limited Partnership (4)
Riverdale LLC                                                    1,500,000                   7.3%
Carl C. Icahn
    100 South Bedford Road
    Mt. Kisco, NY 10549

Robert J. Eide (5)                                                  20,000                    (*)
    Aegis Capital Corp.
    70 East Sunrise Highway
    Valley Stream, NY 11581

Jeffrey S. Podell (5)
    Newsote, Inc.                                                   20,000                    (*)
    26 Jefferson Street
    Passaic, NJ 07055

Jean E. Sharpe(5)                                                   10,000                    (*)
    462 Haines Road
    Mt. Kisco, NY 10549

Richard J. Lampen (6)                                                   33                    (*)

Joselynn D. Van Siclen (6)                                           5,000                    (*)

Ronald S. Fulford (7)
    Liggett Group Inc.                                                  --                    --
    700 West Main Street
    Durham, NC 27702

All directors and executive officers as a group                  9,230,041                  45.1%
(8 persons)


---------------------------

(*) The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 8,633,008 shares of Common Stock held by LeBow Limited Partnership, a Delaware limited partnership ("LLP"), and 547,000 shares of Common Stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation (the "Foundation"). Mr. LeBow indirectly exercises sole voting power and sole dispositive power over the shares of Common Stock held by LLP, 8,191,800 shares of which are pledged to U.S. Clearing Corp. to secure a margin loan to Mr. LeBow. Mr. LeBow is a director, officer and sole shareholder of LeBow Holdings, Inc., a Nevada corporation ("LHI"), the general partner of LLP. Mr. LeBow and family members serve as directors and executive officers of the Foundation, and Mr. LeBow possesses shared voting power and shared dispositive power with the other directors of the Foundation with respect to the Foundation's shares of Common Stock. The Foundation's principal business and office address is 1221 Brickell Avenue, 21st Floor, Miami, Florida 33131.

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

         All of the issued and outstanding voting securities of BGLS are held by the Company.

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

         See, also, Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)  INDEX TO 1997 CONSOLIDATED FINANCIAL STATEMENTS:

         The Company's and BGLS' Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated April 3, 1998, appears beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.


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

               * 4.11        First Supplemental Indenture, dated January 26,
                             1994, including the Form of Series C Variable Rate
                             Senior Secured Note and the Guaranty thereon
                             (incorporated by reference to exhibit 4.2 in Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-75224)

               * 4.12        Second Supplemental Indenture, and Amendment to
                             Series B and Series C Senior Secured Notes, dated as of January 30, 1998, between Liggett, Eve and
                             Bankers Trust (incorporated by reference to exhibit 99.2 in the Company's Form 8-K dated
                             February 2, 1998, Commission File No. 1-5759).

               * 4.13        Security Agreement, dated February 14, 1992, among
                             Liggett, Eve and Bankers Trust (the "Security
                             Agreement") (incorporated by reference to exhibit
                             4(n) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

               * 4.14        Amendment No. 1 to the Security Agreement, dated
                             January 26, 1994 (incorporated by reference to exhibit 4.4 in Liggett's Registration Statement on
                             Form S-1, Commission File No. 33-57224).

               * 4.15        Amendment No. 2 to Security Agreement, dated as of
                             January 30, 1998, among Liggett, Eve and Bankers
                             Trust (incorporated by reference to exhibit 99.3 in the Company's Form 8-K dated February 2, 1998,
                             Commission File No. 1-5759).

               EXHIBIT
                 NO.                                 DESCRIPTION
            -----------      -----------------------------------------------------------------
               * 4.16        Deed of Trust and Assignment of Rents, Leases
                             and Leasehold Interests, dated February 14, 1992,
                             by Liggett to Bankers Trust relating to each of the
                             Virginia and North Carolina properties (the "Deed
                             of Trust") (incorporated by reference to exhibit
                             4(o) in the Company's Form 10-K for the year ended
                             December 31, 1991, Commission File No. 1-5759).

               * 4.17        Amendment No. 1 to the Deed of Trust (North Carolina),
                             dated January 26, 1994 (incorporated by reference to exhibit
                             4.6 in Liggett's Registration Statement on Form S-1,
                             Commission File No. 33-75224).

               * 4.18        Amendment No. 1 to the Deed of Trust (Virginia), dated
                             January 26, 1994 (incorporated by reference to exhibit 4.7 in
                             Liggett's Registration Statement on Form S-1, Commission File
                             No. 33-75224).

               EXHIBIT
                 NO.                         DESCRIPTION
               ------------- -----------------------------------------------------
               * 4.19        Pledge Agreement, dated as of January 30, 1998,
                             among BOL and Bankers Trust (incorporated by
                             reference to exhibit 99.6 in the Company's Form 8-K
                             dated February 2, 1998, Commission
                             File No. 1-5759).

               * 4.20        Loan and Security Agreement, dated as of March 8, 1994,
                             in the amount of $40,000,000 between
                             Liggett and Congress Financial Corporation
                             (incorporated by reference to exhibit 10(xx) in the
                             Company's Form 10-K for the year ended December 31,
                             1993, Commission File No. 1-5759).

               * 4.21        First Amended Joint Chapter 11 Plan or Reorganization for
                             New Valley Corporation ("New Valley") dated September 27,
                             1994, Notice of Modification of the First Amended Joint
                             Chapter 11 Plan of Reorganization dated October 20, 1994 and
                             Plan Amendment dated October 28, 1994, as confirmed by
                             the United States Bankruptcy Court for the District of New
                             Jersey, Newark Division, on November 1, 1994 (incorporated by reference to exhibit 2 in New Valley's Form 10-Q for the
                             quarter ended September 30, 1994, Commission File No. 1-2493).

               * 4.22        Order Confirming First Amended Joint Chapter 11
                             Plan of Reorganization for New Valley entered by the Bankruptcy Court on November 1, 1994
                             (incorporated by reference to exhibit 99(b) in New
                             Valley's Form 10-Q for the quarter ended September
                             30, 1994, Commission File No. 1-2493).

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

               EXHIBIT
                 NO.                           DESCRIPTION
               -------       ----------------------------------------------------------------
               * 10.23       Amendment dated January 1, 1998 to the Lorber Consulting
                             Agreement (incorporated by reference to exhibit 10.23 in the
                             Company's Form 10-K for the year ended December 31, 1997,
                             Commission File No. 1-5759).

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

               * 10.28       Settlement Agreement, dated March 20, 1997, by and
                             among the States listed in Appendix A thereto, the
                             Company and Liggett (incorporated by reference to
                             exhibit 10.40 in the Company's Form 10-K for the
                             year ended December 31, 1996, Commission File No. 1-5759).

               * 10.29 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke Group
                             Ltd., et al., for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett (incorporated by reference to exhibit 10.41 in the Company's Form 10-K for the year ended
                             December 31, 1996, Commission file No. 1-5759).

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

               * 10.35       Settlement Agreement, dated March 12, 1998, by and
                             among the States listed in Appendix A thereto, the
                             Company and Liggett (incorporated by reference to
                             exhibit 10.35 in the Company's Form 10-K for the year
                             ended December 31, 1997, Commisssion File No. 1-5759).

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

               * 10.43       Stock Option Agreement, dated January 1, 1998, between the
                             Company and Joselynn D. Van Siclen (incorporated by reference to exhibit 10.43 in the Company's Form 10-K for the year ended
                             December 31, 1997, Commission File No. 1-5759).

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

               * 10.56 Stock Option Agreement, dated as of March 12, 1998, by and between the Company and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel
                             R. Benson (incorporated by reference to exhibit
                             10.56 in the Company's Form 10-K for the year ended
                             December 31, 1997, Commission File No. 1-5759).

                    21       Subsidiaries of the Company.

                  23.1       Consent of Coopers & Lybrand L.L.P. relating to the Company's
                             Registration Statements on Form S-3 (No. 33-38869 and
                             No. 33-63119) and Form S-8 (No. 333-24217 and No. 333-50189).

                  23.2       Consent of Arthur Anderson LLP relating to the Company's
                             Registration Statements on Form S-3 (No. 33-38869 and
                             No. 33-63119) and Form S-8 (No. 333-24217 and No. 333-50189).

                  27.1       Financial Data Schedule of the Company.

                  27.2       Financial Data Schedule of BGLS.

                  99.1       Material Legal Proceedings

                  99.2       Liggett Group Inc.'s Consolidated Financial
                             Statements for the fiscal year ended December 31, 1997.

               *  99.3       New Valley Holdings, Inc.'s Financial Statements
                             for the fiscal year ended December 31, 1997 (incorporated by reference to exhibit 99.3 in the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 1-5759).
 .

               *  99.4       Brooke (Overseas) Ltd.'s Consolidated Financial
                             Statements for the fiscal year ended December 31,
                             1997 (incorporated by reference to exhibit 99.4 in the
                             Company's Form 10-K for the year ended December 31, 1997,
                             Commission File No. 1-5759).
 .


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


Date:    June 3, 1998



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


Date:    June 3, 1998

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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                    -------------------------------------------
                                                                              Year Ended December 31,
                                                                    -------------------------------------------
                                                                         1997             1996           1995
                                                                    -------------     ------------ ------------

Revenues* ...................................................        $    389,615     $    460,356 $    461,459
Cost of goods sold* .........................................             202,121          243,333      216,187
                                                                     ------------     ------------ ------------

Gross profit ................................................             187,494          217,023      245,272
Operating, selling, administrative and general expenses .....             162,938          220,950      233,236
Settlement charges ..........................................              16,527                         3,976
                                                                     ------------     ------------ ------------

Operating income (loss) .....................................               8,029           (3,927)       8,060

Other income (expenses):
    Interest income .........................................                 553              220          989
    Interest expense ........................................             (61,778)         (60,556)     (57,505)
    Equity in (loss) earnings of affiliate ..................             (26,646)          (7,808)         678
    Sale of assets ..........................................              23,086            6,716
    Other, net ..............................................               6,458            1,242        2,776
                                                                     ------------     ------------ ------------

Loss from continuing operations before income taxes .........             (50,298)         (64,113)     (45,002)
Provision for income taxes ..................................               1,123            1,402          342
                                                                     ------------     ------------ ------------

Loss from continuing operations .............................             (51,421)         (65,515)     (45,344)
                                                                     ------------     ------------ ------------

Discontinued operations:
    Income (loss) from discontinued operations ..............                  --               --        2,860
    Gain on disposal ........................................               1,536            2,982       18,369
                                                                     ------------     ------------ ------------
Income from discontinued operations .........................               1,536            2,982       21,229
                                                                     ------------     ------------ ------------

(Loss) before extraordinary items ...........................             (49,885)         (62,533)     (24,115)
                                                                     ------------     ------------ ------------
Extraordinary items:
    Loss from extraordinary items-early extinguishment of debt                                           (9,810)
                                                                     ------------     ------------ ------------

Net loss ....................................................             (49,885)         (62,533)     (33,925)
Proportionate share of New Valley capital transactions,
    retirement of Class A Preferred Shares ..................                                1,782       16,802
                                                                     ------------     ------------ ------------

Net loss applicable to common shares ........................        $    (49,885)    $    (60,751)$    (17,123)
                                                                     ============     ============ ============

Per basic and diluted common share:

    Loss from continuing operations .........................        $      (2.83)    $      (3.44)$      (1.56)
                                                                     ============     ============ ============
    Income from discontinued operations .....................        $       0.09     $       0.16 $       1.16
                                                                     ============     ============ ============
    Extraordinary items .....................................        $                $            $      (0.54)
                                                                     ============     ============ ============
    Net loss applicable to common shares ....................        $      (2.74)    $      (3.28)$      (0.94)
                                                                     ============     ============ ============

Weighted average common shares outstanding ..................          18,168,329       18,497,096   18,301,186
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

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            ----------------------------------
                                                                                     Year Ended December 31,
                                                                            ----------------------------------
                                                                             1997          1996        1995
                                                                            ----------------------------------
Revenues* ..........................................................        $389,615     $460,356     $461,459
Cost of goods sold* ................................................         202,121      243,333      216,187
                                                                            --------     --------     --------

Gross profit .......................................................         187,494      217,023      245,272
Operating, selling and general expenses ............................         162,548      219,039      232,985
Settlement charges .................................................          16,527                     3,976
                                                                            --------     --------     --------

Operating income (loss) ............................................           8,419       (2,016)       8,311

Other income (expenses):
    Interest income ................................................             543          157          989
    Interest expense ...............................................         (65,581)     (64,417)     (61,036)
    Equity in (loss) earnings of affiliate .........................         (26,646)      (7,808)         678
    Sale of assets .................................................          27,663        6,716
    Other, net .....................................................           2,326       (2,579)       2,292
                                                                            --------     --------     --------

Loss from continuing operations before income taxes ................         (53,276)     (69,947)     (48,766)
Provision for income taxes .........................................           1,135        5,254        1,736
                                                                            --------     --------     --------

Loss from continuing operations ....................................         (54,411)     (75,201)     (50,502)
                                                                            --------     --------     --------

Discontinued operations:
    Income from discontinued operations ............................              --           --        2,860
    Gain on disposal ...............................................           1,536        2,982       18,369
                                                                            --------     --------     --------
Income from discontinued operations ................................           1,536        2,982       21,229
                                                                            --------     --------     --------

(Loss) before extraordinary items ..................................         (52,875)     (72,219)     (29,273)
                                                                            --------     --------     --------

Extraordinary items:
    Loss resulting from the early extinguishment of debt ...........                                    (9,810)
                                                                            --------     --------     --------
         Loss from extraordinary items .............................                                    (9,810)
                                                                            --------     --------     --------

Net (loss) income ..................................................        $(52,875)    $(72,219)    $(39,083)
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)





                                                                         -------------------------------------
                                                                                  Year Ended December 31,
                                                                         -------------------------------------
                                                                               1997        1996         1995
                                                                         -------------------------------------
Cash flows from operating activities:
  Net (loss) income ................................................        $(49,885)    $(62,533)    $(33,925)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization ................................           8,135        8,819        9,076
      Noncash compensation expense .................................           1,311          252          559
      Deferred income taxes ........................................                        1,061
      Gain on sale of assets .......................................         (26,247)      (6,716)      (1,042)
      Extraordinary item ...........................................                                     9,810
      Impact of discontinued operations ............................          (1,536)      (2,982)     (21,229)
      Equity in loss (earnings) of affiliates ......................          26,646        7,808         (678)
      Other, net ...................................................                                     4,845
  Changes in assets and liabilities (net of effect of dispositions):
      Receivables ..................................................           8,839        6,222        6,561
      Inventories ..................................................          14,379        6,830       (7,490)
      Accounts payable and accrued liabilities .....................           7,585       27,716       (5,445)
      Deferred Gain ................................................          (6,459)
      Other assets and liabilities, net ............................          (7,831)       9,818       15,972
                                                                            --------     --------     --------

Net cash used in operating activities ..............................         (25,063)      (3,705)     (22,986)
                                                                            --------     --------     --------

Cash flows from investing activities:
  Proceeds from sale of business and assets ........................          56,494        8,040       14,152
  Investments ......................................................             (25)      (2,811)      (1,965)
  Capital expenditures .............................................         (20,142)     (34,241)      (8,805)
  Dividends from New Valley ........................................                       24,733       61,832
  Other, net .......................................................                                     1,660
                                                                            --------     --------     --------

Net cash provided by (used in) investing activities ................          36,327       (4,279)      66,874
                                                                            --------     --------     --------



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

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)




                                                                            -----------------------------------
                                                                                   Year Ended December 31,
                                                                            -----------------------------------
                                                                              1997         1996         1995
                                                                            -----------------------------------
Cash flows from operating activities:
    Net (loss) income ..............................................        $(52,875)    $(72,219)    $(39,083)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization ..............................           7,993        8,677        8,946
        Gain on sale of assets .....................................         (26,247)      (6,716)
        Deferred income taxes ......................................                        4,861
        Extraordinary item .........................................                                     9,810
        Impact of discontinued operations ..........................          (1,536)      (2,982)     (21,229)
        Equity in loss (earnings) of affiliates ....................          26,646        7,808         (678)
        Other, net .................................................                                       120
    Changes in assets and liabilities (net of effect of dispositions):
        Receivables ................................................           8,838        5,863        7,261
        Inventories ................................................          14,379        6,830       (7,489)
        Accounts payable and accrued liabilities ...................           1,245       34,461        1,001
        Deferred Gain ..............................................          (3,511)
        Other assets and liabilities, net ..........................          (8,288)       9,712       16,970
                                                                            --------     --------     --------

Net cash used in operating activities ..............................         (33,356)      (3,705)     (24,371)
                                                                            --------     --------     --------

Cash flows from investing activities:
    Proceeds from sale of business and assets ......................                        8,040       13,852
    Impact of discontinued operations ..............................          56,494
    Investments ....................................................             (25)      (2,811)      (2,765)
    Capital expenditures ...........................................         (20,142)     (34,241)      (8,569)
    Dividends from New Valley ......................................                       24,733       61,832
    Other, net .....................................................                                     1,660
                                                                            --------     --------     --------

Net cash provided by (used in) investing activities ................          36,327       (4,279)      66,010
                                                                            --------     --------     --------



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

      Summarized financial information for New Valley follows:

                                                                   1997           1996          1995
                                                                   ----           ----          ----
Current assets, primarily cash and marketable securities..       $118,642      $183,720
Noncurrent assets.........................................        322,749       222,820
Current liabilities.......................................        128,128        98,110
Noncurrent liabilities....................................        185,024       170,223
Redeemable preferred stock................................        258,638       210,571
Shareholders' equity (deficit)............................       (130,399)      (72,364)

Revenues..................................................        114,568       130,865       $ 67,730
Costs and expenses........................................        139,989       149,454         66,064
(Loss) income from continuing operations..................        (24,260)      (14,648)         1,374
Income from discontinued operations.......................          3,687         7,158         16,873
Net loss applicable to Common Shares(A)...................        (89,048)      (65,160)       (13,714)

Company's share of discontinued operations................          1,536         2,982          7,031


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

      The organization of Western Realty was effected pursuant to the LLC Agreement. On January 11, 1996, New Valley acquired from an affiliate of Apollo eight shopping centers for $72,500. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Apollo's affiliate owns a substantial amount of debt securities of BGLS and warrants to purchase common stock of the Company.

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

      On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). New Valley entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of New Valley, and provided for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay New Valley an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then New Valley was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, New Valley was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and New Valley pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. New Valley marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1996, the Swap was terminated in connection with New Valley's reduction of its holdings of RJR Nabisco common stock, and New Valley recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

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


5.    DISCONTINUED OPERATIONS

      A summary of discontinued operations follows:

                                                                        Year Ended December 31,
                                                                   1997         1996           1995
                                                               -------------------------------------
    Income (loss) from discontinued operations:
        New Valley........................................       $   --       $    --        $ 1,800
        MAI...............................................                                       698
        SkyBox............................................                                       362
                                                                 ------       -------        -------
                                                                     --            --          2,860
                                                                 ------       -------        -------

    Gain from disposal of operations:
        New Valley........................................        1,536         2,982          5,231
        SkyBox............................................                                    13,138
                                                                 ------       -------        -------
                                                                  1,536         2,982         18,369
                                                                 ------       -------        -------

    Income from discontinued operations...................       $1,536        $2,982        $21,229
                                                                 ======       =======        =======

      New Valley:

      On October 31, 1995, New Valley sold substantially all the assets of its wholly-owned subsidiary, Western Union Data Services Company, Inc. (the "Messaging Service Business"), and conveyed substantially all of the liabilities of the Messaging Service Business for $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The financial statements of the Company reflect its portion of the gain on disposal of discontinued operations in 1997, 1996 and 1995.

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

      Based on the fair value of the equity instruments given to the holders of the debt, and the difference between the fair value of the modified debt and the carrying value of the debt held by the Apollo Holders prior to the transaction, no gain or loss is anticipated to be recorded on the transaction. Imputed interest of approximately $23,000 will be accreted over the term of the modified debt based on its recorded fair value.

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

      During 1997, Liggett engaged in negotiations with its note holders to restructure the terms of the Liggett Notes. During such negotiations, Liggett postponed making the interest payment of approximately $9,700 due on August 1, 1997, on the Liggett Notes. As discussed below, on August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date to make the August 1, 1997 interest payment. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default.

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

      As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed a mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Company anticipates that should the court in Fletcher, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in Fletcher encompasses all persons in the United States who would claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

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

      The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible fraud by the tobacco industry relating to smoking and health research undertaken or administered by The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the
Shareholders of New Valley Corporation

    We have audited the accompanying consolidated balance sheets of New Valley Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years for the period ended December 31, 1997. We have also audited the financial statement schedule of New Valley Corporation (Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 and 1996) listed in the index on page 37 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets constituting 1% and 3% of consolidated total assets at December 31, 1997 and 1996, respectively and a net loss (net of minority interest therein) constituting 25% and 90% of the consolidated net loss for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thinking Machines Corporation, are based solely upon the report of the other auditors.

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




COOPERS & LYBRAND L.L.P.



Miami, Florida
March 31, 1998

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997             1996
                                                                                    --------         ------
                                    ASSETS
Current assets:
     Cash and cash equivalents.............................................         $  11,606         $  57,282
     Investment securities available for sale..............................            51,993            61,454
     Trading securities owned..............................................            49,988            29,761
     Restricted assets.....................................................               232             2,080
     Receivable from clearing brokers......................................             1,205            23,870
     Other current assets..................................................             3,618             9,273
                                                                                    ---------         ---------
         Total current assets..............................................           118,642           183,720
                                                                                    ---------         ---------

Investment in real estate, net.............................................           256,645           179,571
Furniture and equipment, net...............................................            12,194                --
Investment securities available for sale...................................                --             2,716
Restricted assets..........................................................             5,484             6,766
Long-term investments, net.................................................            27,224            13,270
Other assets...............................................................            21,202            20,497
                                                                                    ---------         ---------
         Total assets......................................................         $ 441,391         $ 406,540
                                                                                    =========         =========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Margin loan payable...................................................         $  13,012         $      --
     Current portion of notes payable and long-term obligations............               760             2,310
     Accounts payable and accrued liabilities..............................            57,722            44,888
     Prepetition claims and restructuring accruals.........................            12,611            15,526
     Income taxes..........................................................            18,413            18,243
     Securities sold, not yet purchased....................................            25,610            17,143
                                                                                    ---------         ---------
         Total current liabilities.........................................           128,128            98,110
                                                                                    ---------         ---------

Notes payable..............................................................           173,814           157,941
Other long-term liabilities................................................            11,210            12,282
Redeemable preferred shares................................................           258,638           210,571

Commitments and contingencies..............................................                --                --

Shareholders' equity (deficiency):
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: 1997 - $139,412; 1996 - $115,944..............               279               279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 shares outstanding............................                96                96
     Additional paid-in capital............................................           604,215           644,789
     Accumulated deficiency................................................          (742,427)         (721,854)
     Unearned compensation on stock options................................              (158)             (731)
     Unrealized gain on investment securities..............................             7,596             5,057
                                                                                    ---------         ---------
Total shareholders' equity (deficiency)....................................          (130,399)          (72,364)
                                                                                    ---------         ---------

         Total liabilities and shareholders' equity (deficiency)...........         $ 441,391         $ 406,540
                                                                                    =========         =========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    1997              1996             1995
                                                                 -----------        ----------       ----------
Revenues:
    Principal transactions, net..................................  $  16,754        $  28,344          $ 18,237
    Commissions..................................................     16,727           17,755             9,888
    Corporate finance fees.......................................     12,514           10,230             5,942
    Gain on sale of investments..................................     20,492           10,014             7,078
    Real estate leasing..........................................     27,067           23,559                --
    Interest and dividends.......................................      9,417           16,951            21,047
    Computer sales and service...................................      3,947           15,017                --
    Other income.................................................      7,650            8,995             5,538
                                                                   ---------        ---------          --------

         Total revenues..........................................    114,568          130,865            67,730
                                                                   ---------        ---------          --------

Costs and expenses:
    Selling, general and administrative expenses.................    119,205          140,399            54,216
    Interest.....................................................     16,988           17,760             2,102
    Recovery of restructuring charges............................         --           (9,706)           (2,044)
    Write-down of long-term investments .........................      3,796            1,001            11,790
                                                                   ---------        ---------          --------

         Total costs and expenses................................    139,989          149,454            66,064
                                                                   ---------        ---------          --------

(Loss) income from continuing operations before income
    taxes, minority interests....................................    (25,421)         (18,589)            1,666

Income tax provision.............................................        186              300               292
Minority interests in loss from continuing operations of
    consolidated subsidiaries....................................      1,347            4,241                --
                                                                   ---------        ---------          --------

(Loss) income from continuing operations.........................    (24,260)         (14,648)            1,374

Discontinued operations (Note 4):
    Income from discontinued operations, net of
      income taxes of $480 in 1995...............................         --               --             4,315
    Gain on disposal of discontinued operations, net of income
      taxes of $1,400 in 1995....................................      3,687            7,158            12,558
                                                                   ---------        ---------          --------

         Income from discontinued operations.....................      3,687            7,158            16,873
                                                                   ---------        ---------          --------

Net (loss) income................................................    (20,573)          (7,490)           18,247

Dividend requirements on preferred shares........................    (68,475)         (61,949)          (72,303)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased.........................         --            4,279            40,342
                                                                   ---------        ---------          --------

Net loss applicable to Common Shares.............................  $ (89,048)       $ (65,160)         $(13,714)
                                                                   ==========       =========          ========





          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                               1997              1996             1995
                                            -----------        ----------       ----------
Income (loss) per common share (Basic):

    Continuing operations ...............   $       (9.68)   $       (7.55)   $       (3.20)
    Discontinued operations .............             .38              .75             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Income (loss) per common share (Diluted):

    Continuing operations ...............   $       (9.68)   $       (7.55)   $       (3.20)
    Discontinued operations .............             .38              .75             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Supplemental information:
    Additional interest expense, absent
      the Chapter 11 filing .............                                     $       2,314
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
                                                 =====    ========     ========      =========         =======         ======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              1997        1996         1995
                                                                           ----------   ---------    ---------
Cash flows from operating activities:
   Net (loss) income ...................................................   $ (20,573)   $  (7,490)   $  18,247
   Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Gain on disposal of business ......................................      (3,687)      (7,158)     (12,558)
     Income from discontinued operations ...............................          --           --       (4,315)
     Depreciation and amortization .....................................       9,414        4,757          608
     Provision for loss on long-term investments .......................       3,796        1,001       11,790
     Reversal of restructuring accruals ................................          --       (9,706)      (2,044)
     Stock compensation expense ........................................       2,934          384         --
     Changes in assets and liabilities, net of effects from acquisition:
       Increase (decrease) in receivables and other assets..............       3,184      (13,813)      11,684
       Increase (decrease) in income taxes payable and deferred taxes...         170       (2,040)     (32,517)
       Increase (decrease) in securities sold not yet purchased ........       8,467        4,096       (9,359)
       (Decrease) increase in accounts payable and accrued
         liabilities ...................................................      (3,954)       7,270        5,223
                                                                           ---------    ---------    ---------

Net cash used for continuing operations ................................        (249)     (22,699)     (13,241)
Net cash provided from discontinued operations .........................          --           --        6,105
                                                                           ---------    ---------    ---------

Net cash used for operating activities .................................        (249)     (22,699)      (7,136)
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Sale or maturity of investment securities .........................      45,472      160,088      250,129
     Purchase of investment securities .................................     (30,756)     (12,825)    (458,017)
     Sale or liquidation of long-term investments ......................       2,807       18,292       36,109
     Purchase of long-term investments .................................     (18,707)      (3,051)     (77,411)
     Decrease (increase) in restricted assets ..........................       3,130       29,159      341,634
     Purchase of furniture and equipment ...............................      (3,478)      (5,240)        --
     Purchase of and additions to real estate ..........................      (7,454)     (24,496)        --
     Sale of real estate ...............................................       8,718           --         --
     Payment of prepetition claims and restructuring accruals ..........        (828)      (8,160)    (584,397)
     Payment for acquisitions, net of cash acquired ....................     (20,014)       1,915      (25,750)
     Collection of contract receivable .................................        --           --        300,000
     Net proceeds from disposal of business ............................        --         10,174       17,540
                                                                           ---------    ---------    ---------

Net cash (used for) provided from investing activities .................     (21,110)     165,856     (200,163)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
     Payment of preferred dividends ....................................        --        (41,419)    (132,162)
     Purchase of redeemable preferred shares ...........................        --        (10,530)     (47,761)
     Increase (decrease) in margin loan payable ........................      13,012      (75,119)      75,119
     Payment of long-term notes and other liabilities ..................     (62,739)     (10,549)     (12,890)
     Increase in long term borrowings ..................................      19,993         --           --
     Issuance of subsidiary stock ......................................       5,417         --           --
     Exercise of stock options .........................................        --           --            565
                                                                           ---------    ---------    ---------

Net cash used for financing activities .................................     (24,317)    (137,617)    (117,129)
                                                                           ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................     (45,676)       5,540     (324,428)
Cash and cash equivalents, beginning of year ...........................      57,282       51,742      376,170
                                                                           ---------    ---------    ---------

Cash and cash equivalents, end of year .................................   $  11,606    $  57,282    $  51,742
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

         NATURE OF OPERATIONS

         The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies. As discussed in Note 21, the investment banking and brokerage segment accounted for 49% and 55% of the Company's revenues and 39% and 2% of the Company's operating loss from continuing operations for the years ended December 31, 1997 and 1996, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

         Options to purchase 330,000 common shares at $.58 per share and 40,417 common shares issuable upon the conversion of Class B Preferred Shares were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

         In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segments disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

         The SEC recently issued new rules which will require the Company, commencing with filings which include financial statements for fiscal year 1998, to provide disclosure of quantitative and qualitative information relating to derivative financial instruments, derivative commodity instruments and other financial instruments. These disclosures are intended to provide investors with information relating to market risk exposure, including the Company's objectives, strategies and instruments used to manage exposures. The disclosures are required to be presented outside of, and not incorporated into, the Company's consolidated financial statements. This disclosure requirement will be applicable principally to the Company's Ladenburg Thalmann broker-dealer subsidiary. The impact of the implementation of this new disclosure requirement is not yet determinable.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note, which was collateralized by the BML Shares, was paid during 1997.

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants for approximately $7,500, which purchase price had been reduced to reflect prepayments of rent. In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 350,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999. The site of Ducat Place III, which is currently used by a subsidiary of Brooke (Overseas) as the site for a factory, is subject to a put option held by the Company. The option allows the Company to put this site back to Brooke (Overseas) and BGLS Inc., a subsidiary of Brooke, at the greater of the appraised fair value of the property at the date of exercise or $13,600, during the period the subsidiary of Brooke (Overseas) operates the factory on such site.

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

         The fair value of the assets acquired, including goodwill of $12,400, was $95,500. The Company is amortizing the goodwill over a five year period.

         The following table presents unaudited pro forma results of continuing operations as if the acquisition of BML had occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this acquisition been consummated as of such date.

                                                                             Pro Forma
                                                                     Year Ended December 31, 1996
                                                                     ----------------------------
         Revenue..............................................                $ 133,540
                                                                              =========

         Loss from continuing operations......................                $ (16,811)
                                                                              =========
         Loss from continuing operations applicable
              to common shares................................                $ (74,481)
                                                                              =========
         Loss from continuing operations per common share.....                $   (7.77)
                                                                              =========


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

4.       DISCONTINUED OPERATIONS

         As noted above, the Company sold the Messaging Services Business effective October 1, 1995. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI and the Messaging Services Business separately from continuing operations.

         Summarized operating results of the discontinued operations of the Messaging Services Business for the nine months ended September 30, 1995.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Revenues...........................................            $37,771
                                                                ======
Operating income...................................            $ 4,795
                                                                 =====
Income before income taxes and minority
     interests.....................................            $ 4,795
Provision for income taxes.........................                480
Minority interests.................................                 --
                                                               -------
Net income.........................................            $ 4,315
                                                                 =====

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

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The Company entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42,

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then the Company was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, the Company was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and the Company pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. The Company marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1996, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

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

10.      COMMITMENT AND CONTINGENCIES

         LEASES

         The Company, Thinking Machines and Ladenburg are currently obligated under three noncancelable lease agreements for office space, expiring in September 2000, October 1998 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1997:

          1998......................................                   $  5,966
          1999......................................                      5,597
          2000......................................                      5,360
          2001......................................                      4,001
          2002......................................                      3,795
          2003 and thereafter.......................                     50,246
                                                                       --------

               Total................................                   $ 74,965
                                                                       ========

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

                                                                           1997         1996         1995
                                                                           ----         ----         ----
          (Loss) income from continuing operations..................    $(24,074)     $(14,348)      $1,666
                                                                         -------       -------       ------

          (Credit) provision under statutory U.S. tax rates.........      (8,426)       (5,022)         583
          Increase (decrease) in taxes resulting from:
              Nontaxable items......................................       2,603          (224)         543
              State taxes, net of Federal benefit...................          55           195          180
              Foreign Taxes.........................................         108
          Increase (decrease) in valuation reserve..................       5,846         5,351       (1,014)
                                                                         -------       -------       ------
                    Income tax provision............................      $  186        $  300       $  292
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


21.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1997 and 1996:

                                          BROKER-                       COMPUTER       CORPORATE
                                           DEALER      REAL ESTATE      SOFTWARE       AND OTHER        TOTAL
                                           ------      -----------      --------       ---------        -----
          1997
          ----
          Revenues....................    $ 56,197       $27,067         $3,947         $27,357        $114,568
          Operating (loss) income ....      (9,958)       (7,827)        (8,156)            520         (25,421)
          Identifiable assets.........      77,511       276,770          5,604          81,506         441,391
          Depreciation and
             amortization.............       1,035         7,469            815              95           9,414
          Capital expenditures........       1,627         7,454            466           1,385          10,932

          1996
          ----
          Revenues....................     $71,960     $  23,559     $    15,017      $  20,329        $130,865
          Operating loss..............        (345)         (745)        (15,082)        (2,417)        (18,589)
          Identifiable assets.........      76,302       182,645          11,686        135,787         406,540
          Depreciation and
             Amortization.............         600         3,622             532              3           4,757
          Capital expenditures........       3,644       183,193           1,596             18         188,451


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

                                                                    Schedule III


                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


                                                                                    Gross Amount Carried
                                                                    Cost              At Close of Period
                                            Initial Cost         Capitalized   ----------------------------------
   Description                         -------------------------    Net of                 Buildings and               Accumulated
   And Location           Encumbrances    Land       Building      Deletions      Land      Improvements      Total    Depreciation
   ------------           ------------    ----       --------      ---------      ----      ------------    --------  ------------
Office Building:
 Bernards Township, NJ    $   43,838    $ 10,059     $ 38,432      $      --    $ 10,059       $  38,432    $ 48,491   $    1,922
 Bernards Township, NJ        10,283       2,342        9,172             --       2,342           9,172      11,514          452
 Troy, MI                     22,384          --       23,581             --          --          23,581      23,581        1,179
 Troy, MI                     22,798       7,049       21,147             --       7,049          21,147      28,196        1,057
 Ducat Place I                    --          --        5,561         (5,561)         --              --          --           --
 Ducat Place II               20,078       5,700       59,300          7,031       5,700          66,331      72,031          879
 Ducat Place III                  --      13,600           --            357      13,600             357      13,957           --
                          -------------------------------------------------------------------------------------------------------
                             119,381      38,750      157,193          1,827      38,750         159,020     197,770        5,496
                          -------------------------------------------------------------------------------------------------------
Shopping Centers:
 Tri Cities, WA                5,919       2,981        7,692             --       2,981           7,692      10,673          500
 Santa Fe, NM                  8,331       3,233        6,423              4       3,233           6,427       9,660          409
 Portland, OR                  4,875         949        6,374         (1,725)        722           4,876       5,598          330
 Marathon, FL                     --         624        3,299         (3,923)         --              --          --           --
 Seattle, WA                  10,717       3,354        9,069             35       3,354           9,104      12,458          552
 Charleston, WV               11,238       2,510       10,516            174       2,510          10,690      13,200          522
 Royal Palm Beach, FL          8,539       2,032        7,867              7       2,032           7,874       9,906          510
 Lincoln, NE                   5,182       1,254        4,750             18       1,254           4,768       6,022          323
                          -------------------------------------------------------------------------------------------------------
                              54,801      16,937       55,990         (5,410)     16,086          51,431      67,517        3,146
                          -------------------------------------------------------------------------------------------------------
                          $  174,182    $ 55,687     $213,183      $  (3,583)   $ 54,836       $ 210,451    $265,287   $    8,642
                          =======================================================================================================


   Date             Date        Depreciable
Constructed       Acquired         Life
-----------       --------         ----

   1991           Jan 1996          40
   1994           Jan 1996          40
   1987           Jan 1996          40
   1990           Jan 1996          40
   1993           Jan 1997          40
   1997           Jan 1997          40
   1997           Jan 1997          40




   1980           Jan 1996          25
   1964           Jan 1996          25
   1978           Jan 1996          25
   1972           Jan 1996          25
   1988           Jan 1996          25
   1985           Jan 1996          25
   1985           Jan 1996          25
   1984           Jan 1996          25






                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECIATION



                                                       Buildings and                     Accumulated
                                           Land        Improvements      Total           Depreciation

Balance at 12/31/95                     $      --      $        --     $      --          $      --
                                        ---------      -----------     ---------          ---------

Additions during period
 Acquisitions through foreclosure              --               --            --                 --
 Other acquisitions                        36,387          148,322       184,709                 --
 Improvements                                  --              209           209                 --
 Depreciation expense                          --               --            --              3,622
                                        ---------      -----------     ---------          ---------
   Total additions                         36,387          148,531       184,918              3,622
                                        ---------      -----------     ---------          ---------

Deductions during period:
 Cost of real estate sold                     227            1,498         1,725                 --
                                        ---------      -----------     ---------          ---------

Balance at 12/31/96                     $  36,160      $   147,033     $ 183,193          $   3,622
                                        ---------      -----------     ---------          ---------


Additions during period
 Acquisitions through foreclosure              --               --            --                 --
 Other acquisitions                     $  19,300      $    64,861     $  84,161                 --
 Improvements, etc.                            --            7,454         7,454                 --
 Depreciation expense                          --               --            --          $   5,197
                                        ---------      -----------     ---------          ---------
   Total additions                         19,300           72,315        91,615              5,197
                                        ---------      -----------     ---------          ---------

Deductions during period:
 Cost of real estate sold                     624            8,897         9,521                177
                                        ---------      -----------     ---------          ---------

Balance at 12/31/97                     $  54,836      $   210,451     $ 265,887          $   8,642
                                        ---------      -----------     ---------          ---------
