Form 10-Q
period 1998-06-30
BROOKE GROUP LTD; BGLS INC
filed 1998-08-14
CIK 59440, 927388

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                                   ----------



         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         At August 14, 1998 Brooke Group Ltd. had 20,473,730 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.




================================================================================

                               BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS:

   Brooke Group Ltd. Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997.............................................................................   2

   BGLS Inc. Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.....................   3

   Brooke Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 1998 and June 30, 1997.........................................................   4

   BGLS Inc. Consolidated Statements of Operations for the three and six months ended
         June 30, 1998 and June 30, 1997...............................................................   5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
         months ended June 30, 1998....................................................................   6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the six months
         ended June 30, 1998...........................................................................   7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and June 30, 1997...............................................................   8

   BGLS Inc. Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and June 30, 1997...............................................................   9

   Notes to Consolidated Financial Statements..........................................................  10

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................  34

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................  47

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................  47

Item 3. DEFAULTS UPON SENIOR SECURITIES................................................................  47

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................  48

SIGNATURES.............................................................................................  49



Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          June 30,       December 31,
                                                                                            1998             1997
                                                                                          ---------      -----------
ASSETS:

Current assets:
  Cash and cash equivalents ........................................................      $  11,376       $   4,754
  Accounts receivable - trade ......................................................         13,485          10,462
  Other receivables ................................................................          1,391           1,239
  Receivables from affiliates ......................................................          2,147           1,978
  Inventories ......................................................................         45,704          39,312
  Other current assets .............................................................          5,467          10,240
                                                                                          ---------       ---------
    Total current assets ...........................................................         79,570          67,985

Property, plant and equipment, at cost, less accumulated
  depreciation of $32,501 and $33,187 ..............................................         53,744          45,943
Intangible assets, at cost, less accumulated amortization
  of $19,845 and $19,302 ...........................................................            750           2,610
Other assets .......................................................................         11,109           9,922
                                                                                          ---------       ---------
    Total assets ...................................................................      $ 145,173       $ 126,460
                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ..............................      $ 177,547       $   6,429
  Accounts payable .................................................................         16,239          10,461
  Due to affiliates ................................................................          3,921           1,226
  Cash overdraft ...................................................................                            945
  Accrued promotional expenses .....................................................         22,891          26,993
  Accrued taxes payable ............................................................         19,345          19,998
  Accrued interest .................................................................         24,042          39,782
  Other accrued liabilities ........................................................         27,718          34,670
                                                                                          ---------       ---------
    Total current liabilities ......................................................        291,704         140,504

Notes payable, long-term debt and other obligations, less current portion ..........        228,184         399,835
Noncurrent employee benefits .......................................................         26,363          29,366
Other liabilities ..................................................................         69,874          45,152

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares...............................................................
  Series G Preferred Stock, 2,184,834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share................
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued
    26,498,043 shares, outstanding 20,454,230
    and 18,497,096 shares ..........................................................          2,046           1,850
  Additional paid-in capital .......................................................        122,957          88,290
  Deficit ..........................................................................       (570,997)       (538,791)
  Other ............................................................................          6,659          (5,607)
  Less:  6,043,813 and 6,900,947 shares of common
    stock in treasury, at cost .....................................................        (31,146)        (34,139)
                                                                                          ---------       ---------

      Total stockholders' equity (deficit) .........................................       (470,952)       (488,397)
                                                                                          ---------       ---------

      Total liabilities and stockholders' equity (deficit) .........................      $ 145,173       $ 126,460
                                                                                          =========       =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    June 30,        December 31,
                                                                                      1998              1997
                                                                                    ---------       ---------
ASSETS:

Current assets:
  Cash and cash equivalents ..................................................      $  11,376       $   4,754
  Accounts receivable - trade ................................................         13,485          10,462
  Other receivables ..........................................................          1,347           1,191
  Receivables from affiliates ................................................                          1,603
  Inventories ................................................................         45,704          39,312
  Other current assets .......................................................          5,491          10,044
                                                                                    ---------       ---------
      Total current assets ...................................................         77,403          67,366

Property, plant and equipment, at cost, less accumulated depreciation of
  $32,002 and $32,760 ........................................................         53,621          45,775

Intangible assets, at cost, less accumulated amortization of $19,845
  and $19,302.................................................................            750
Investment in affiliate ......................................................                          2,610
Other assets .................................................................         12,656          13,165
                                                                                    ---------       ---------
      Total assets ...........................................................      $ 144,430       $ 128,916
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ........................      $ 177,547       $   6,212
  Accounts payable ...........................................................         16,096          10,336
  Cash overdraft .............................................................                            891
  Due to parent ..............................................................         33,250          22,951
  Accrued promotional expenses ...............................................         22,891          26,993
  Accrued taxes payable ......................................................         19,343          19,998
  Accrued interest ...........................................................         24,042          39,782
  Other accrued liabilities ..................................................         27,193          34,312
                                                                                    ---------       ---------
      Total current liabilities ..............................................        320,362         161,475

Notes payable, long-term debt and other obligations, less current portion ....        228,184         399,835
Noncurrent employee benefits .................................................         26,363          29,366
Other liabilities ............................................................         75,625          51,355

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding....................................................
  Additional paid-in capital .................................................         67,597          39,081
  Deficit ....................................................................       (583,293)       (550,339)
  Other ......................................................................          9,592          (1,857)
                                                                                    ---------       ---------
      Total stockholder's deficit ............................................       (506,104)       (513,115)
                                                                                    ---------       ---------

      Total liabilities and stockholder's equity (deficit) ...................      $ 144,430       $ 128,916
                                                                                    =========       =========


                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             -------------------------------     -------------------------------
                                                                     Three Months Ended                   Six Months Ended
                                                             -------------------------------     -------------------------------
                                                               June 30,           June 30,         June 30,           June 30,
                                                                 1998               1997             1998               1997
                                                             ------------       ------------     ------------       ------------
Revenues* .................................................. $    111,262       $     96,593     $    196,065       $    176,598
Cost of goods sold* ........................................       51,680             50,951           93,336             92,796
                                                             ------------       ------------     ------------       ------------

Gross profit ...............................................       59,582             45,642          102,729             83,802
Operating, selling, administrative and general expenses ....       46,643             39,715           82,126             77,037
                                                             ------------       ------------     ------------       ------------

Operating income ...........................................       12,939              5,927           20,603              6,765

Other income (expenses):
    Interest income ........................................          185                692              250              1,251
    Interest expense .......................................      (19,637)           (15,499)         (40,423)           (30,966)
    Equity in loss of affiliate ............................       (7,261)            (6,157)         (11,448)           (14,351)
    Sale of assets .........................................          468              1,065            1,318             23,086
    Retirement of debt .....................................                                                               2,963
    Proceeds from legal settlement .........................                                                               4,125
    Other, net .............................................       (1,079)                61             (998)               180
                                                             ------------       ------------     ------------       ------------

Loss before income taxes ...................................      (14,385)           (13,911)         (30,698)            (6,947)
Provision for income taxes .................................          381                 45            1,312                789
                                                             ------------       ------------     ------------       ------------

Net loss ................................................... $    (14,766)      $    (13,956)    $    (32,010)      $     (7,736)
                                                             ============       ============     ============       ============


Basic and diluted common share data:

    Net loss applicable to common shares ................... $      (0.72)      $      (0.77)    $      (1.60)      $      (0.42)
                                                             ============       ============     ============       ============

Weighted average common shares outstanding .................   20,444,353         18,097,096       19,957,412         18,240,743
                                                             ============       ============     ============       ============



---------------------------

* Revenues and Cost of goods sold include excise taxes of $22,427, $22,103, $40,345 and $41,237, respectively.


                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  -------------------------       -------------------------
                                                                      Three Months Ended               Six Months Ended
                                                                  -------------------------       -------------------------
                                                                   June 30,        June 30,        June 30,        June 30,
                                                                     1998            1997            1998            1997
                                                                  ---------       ---------       ---------       ---------
Revenues* ..................................................      $ 111,262       $  96,593       $ 196,065       $ 176,598
Cost of goods sold* ........................................         51,680          50,951          93,336          92,796
                                                                  ---------       ---------       ---------       ---------

Gross profit ...............................................         59,582          45,642         102,729          83,802
Operating, selling, administrative and general expenses ....         45,426          39,581          80,797          76,657
                                                                  ---------       ---------       ---------       ---------

Operating income ...........................................         14,156           6,061          21,932           7,145

Other income (expenses):
   Interest income .........................................             63             680             119           1,239
   Interest expense ........................................        (20,738)        (16,411)        (42,562)        (32,792)
   Equity in loss of affiliate .............................         (7,261)         (6,157)        (11,448)        (14,351)
   Sale of assets ..........................................            468           1,279           1,318          27,663
   Retirement of debt ......................................                                                          2,963
   Other, net ..............................................         (1,079)             61          (1,001)            173
                                                                  ---------       ---------       ---------       ---------

Loss before income taxes ...................................        (14,391)        (14,487)        (31,642)         (7,960)
Provision for income taxes .................................            381              45           1,312             787
                                                                  ---------       ---------       ---------       ---------

Net loss ...................................................      $ (14,772)      $ (14,532)      $ (32,954)      $  (8,747)
                                                                  =========       =========       =========       =========


---------------------------

* Revenues and Cost of goods sold include excise taxes of $22,427, $22,103, $40,345 and $41,237, respectively.


                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                                          Accumulated
                           Common Stock           Additional                                                 Other
                     -------------------------     Paid-In                     Treasury                  Comprehensive
                       Shares        Amount        Capital       Deficit        Stock          Other         Income        Total
                     ----------    -----------   -----------   -----------   ------------  ------------- -------------- -----------
Balance, December
 31, 1997 ........   18,097,096   $     1,850   $    88,290   $  (538,791)   $   (34,139)   $    (8,337)  $    (2,730)  $  (488,397)
Net loss..........                                                (32,010)                                                  (32,010)

Issuance of
 warrants ........                                   22,421                                                                  22,421

Issuance of
 common stock ....    1,500,000           150        11,342                                                                  11,492

Effectiveness fee
  on debt ........                                    2,442                        1,663                                      4,105

Issuance of
 treasury stock ..      857,134            46          (449)         (196)         1,330                                        731

Distributions on
 common stock
 ($0.15 per
 share) ..........                                   (3,055)                                                                 (3,055)

Amortization of
 deferred
 compensation ....                                    1,495                                         817                       2,312

Unrealized holding
 gain on
 investment in
 New Valley ......                                                                                             12,432        12,432

Effect of New
 Valley capital
 transactions .....                                                                                              (983)         (983)
                     ----------   -----------   -----------   -----------    -----------    -----------   -----------   -----------
Balance, June 30,
 1998 .............  20,454,230   $     2,046   $   122,957   $  (570,997)   $   (31,146)   $    (7,520)  $    14,179   $  (470,952)
                     ==========   ===========   ===========   ============   ===========    ===========   ===========   ===========



                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                    Accumulated
                                         Common Stock       Additional                                 Other
                                    ----------------------    Paid-In                              Comprehensive
                                      Shares      Amount      Capital       Deficit       Other        Income        Total
                                    ---------    ---------   ----------    ---------    --------    -------------   ---------
Balance, December 31, 1997 ........    100       $      --    $  39,081    $(550,339)    $   1,013   $  (2,870)    $(513,115)

Net loss ..........................                                          (32,954)                                (32,954)

Effectiveness fee on debt .........                               2,442                                                2,442

Issuance of warrants ..............                              22,421                                               22,421

Payment of interest by parent .....                               2,531                                                2,531

Amortization of deferred
 compensation .....................                               1,122                                                1,122

Unrealized holding gain on
 investment In New Valley .........                                                                     12,432        12,432

Effect of New Valley capital
 transactions .....................                                                                       (983)         (983)
                                       ---       ---------    ---------    ---------     ---------   ---------     ---------

Balance, June 30, 1998 ............    100       $      --    $  67,597    $(583,293)    $   1,013   $   8,579     $(506,104)
                                       ===       =========    =========    =========     =========   =========     =========







                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                       -------------------------
                                                                        June 30,        June 30,
                                                                          1998            1997
                                                                       ---------       ---------
Net cash used in operating activities ...........................      $ (17,409)      $ (20,003)
                                                                       ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net ..............          1,686          43,245
  Capital expenditures ..........................................         (7,138)         (3,653)
                                                                       ---------       ---------

Net cash (used in) provided by investing activities .............         (5,452)         39,592
                                                                       ---------       ---------

Cash flows from financing activities:
  Proceeds from debt ............................................                            475
  Repayments of debt ............................................         (1,068)         (6,197)
  Borrowings under revolver .....................................        133,671         140,812
  Repayments on revolver ........................................       (129,464)       (132,963)
  Decrease in cash overdraft ....................................           (824)             (6)
  Distributions on common stock .................................         (3,055)         (4,102)
  Proceeds from participating loan ..............................         20,000
  Issuance of common stock ......................................         10,144
                                                                       ---------       ---------

Net cash provided by (used in) financing activities .............         29,404          (1,981)
                                                                       ---------       ---------

Effect of exchange rate changes on cash and cash equivalents ....             84
Net increase in cash and cash equivalents .......................          6,627          17,608
Cash and cash equivalents, beginning of period ..................          4,749           1,941
                                                                       ---------       ---------

Cash and cash equivalents, end of period ........................      $  11,376       $  19,549
                                                                       =========       =========



Supplemental non-cash financing activities:

  Issuance of stock to Liggett bondholders ......................      $   4,105
  Issuance of warrants ..........................................         22,422




                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                            Six Months Ended
                                                                       -------------------------
                                                                        June 30,        June 30,
                                                                          1998            1997
                                                                       ---------       ---------
Net cash used in operating activities ...........................      $ (10,298)      $ (25,202)
                                                                       ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net ..............          1,686          43,245
  Capital expenditures ..........................................         (7,138)         (3,653)
                                                                       ---------       ---------

Net cash (used in) provided by investing activities .............         (5,452)         39,592
                                                                       ---------       ---------

Cash flows from financing activities:
  Proceeds from debt ............................................                          3,750
  Repayments of debt ............................................         (1,023)         (4,900)
  Borrowings under revolver .....................................        133,671         140,812
  Repayments on revolver ........................................       (129,464)       (132,963)
  Decrease in cash overdraft ....................................           (891)             (6)
  Proceeds from participating loan ..............................         20,000
                                                                       ---------       ---------

Net cash provided by financing activities .......................         22,293           2,943
                                                                       ---------       ---------

Effect of exchange rate changes on cash and cash equivalents ....             84
Net increase in cash and cash equivalents .......................          6,627          17,333
Cash and cash equivalents, beginning of period ..................          4,749           1,940
                                                                       ---------       ---------

Cash and cash equivalents, end of period ........................      $  11,376       $  19,273
                                                                       =========       =========

Supplemental non-cash financing activities:

  Issuance of stock to Liggett bondholders ......................      $   4,105
  Issuance of warrants ..........................................         22,422






                 The accompanying notes are in an integral part
                    of the consolidated financial statements.

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

      On January 30, 1998, Liggett obtained the consents of the required majority of the holders of Liggett's 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes") to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 6.) At maturity, the Liggett Notes will require a principal payment of $144,891. Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, Liggett has a $40,000 revolving credit facility expiring March 8, 1999 (the "Facility"), under which $22,678 was outstanding at June 30, 1998. Accordingly, the Liggett Notes and the balance of the Facility have been reclassified to current liabilities. As of June 30, 1998, Liggett had net capital and working

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)




      capital deficiencies of $188,372 and $176,784, respectively. The current maturities of the Liggett Notes and the Facility of approximately $167,500 contribute substantially to the working capital deficiency. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Liggett Notes and the Facility would be in default. In such event, Liggett may be forced to seek protection from creditors under applicable laws. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern and may negatively impact the Company's liquidity.

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

      NET LOSS PER SHARE

      Stock options, warrants and contingent shares (both vested and non-vested) at June 30, 1998 and 1997, respectively (See Note 7), were excluded from the calculation of diluted per share results presented because their effect was accretive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose statements. For the Company, other components of stockholders' equity include such items as the Company's proportionate interest in New Valley's capital transactions and unrealized gains and losses on investment securities. The implementation of SFAS No. 130 in the first quarter 1998 did not have any material effect on the consolidated financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 is initially effective for annual financial statements for fiscal years beginning after December 15, 1997.

      In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures about pensions and postretirement benefit plans in order to facilitate financial analysis. Recognition or measurement issues are not addressed in the statement. SFAS No. 132 is effective for the Company for the year ended 1998. Management

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



      believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures.


2.    INVESTMENT IN NEW VALLEY CORPORATION

      At June 30, 1998 and December 31, 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. At June 30, 1998 and December 31, 1997, the Company owned 57.7% of the outstanding $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), 9.0% of the outstanding $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares") and 41.7% of New Valley's common shares, $.01 par value (the "Common Shares").

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

      The Company determines the fair value of the Class A Preferred Shares and Class B Preferred Shares based on the quoted market price. Through September 30, 1996, earnings on the Class A Preferred Shares were comprised of dividends accrued during the period and the accretion of the difference between the Company's basis and their mandatory redemption price. During the quarter ended September 30, 1996, the decline in the market value of the Class A Preferred Shares, the dividend received on the Class A Preferred Shares and the Company's equity in losses incurred by New Valley caused the carrying value of the Company's investment in New Valley to be reduced to zero. Beginning in the fourth quarter of 1996, the Company suspended the recording of its earnings on the dividends accrued and the accretion of the difference between the Company's basis in the Class A Preferred Shares and their mandatory redemption price.

      The Company's and BGLS' investment in New Valley at June 30, 1998 is summarized below:


                                           NUMBER OF         FAIR          CARRYING
                                             SHARES          VALUE           AMOUNT
                                           ----------      ---------       --------
         Class A Preferred Shares ....        618,326      $  39,035       $  39,035
         Class B Preferred Shares ....        250,885            597             597
         Common Shares ...............      3,989,710          1,995         (39,632)
                                                           ---------       ---------
                                                           $  41,627       $
                                                           =========       =========




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

      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At June 30, 1998, the accrued and unpaid dividends arrearage was $189,729 ($177.07 per share).

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At June 30, 1998, the accrued and unpaid dividends arrearage was $152,166 ($54.52 per share). No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

      Summarized financial information for New Valley as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 follows:


                                                                 June 30,       December 31,
                                                                   1998             1997
                                                                 ---------      ------------
         Current assets, primarily cash and marketable
            securities ....................................      $  90,522       $ 118,642
         Non-current assets ...............................        296,950         322,749
         Current liabilities ..............................        101,935         128,128
         Non-current liabilities ..........................        169,409         185,024
         Redeemable preferred stock .......................        285,932         258,638
         Shareholders' deficit ............................       (169,804)       (130,399)



                                                 ----------------------------  ----------------------------
                                                      Three Months Ended              Six Months Ended
                                                 ----------------------------  ----------------------------
                                                 June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                                 -------------  -------------  -------------  -------------
Revenues ....................................      $ 25,272       $ 27,095       $ 59,112       $ 49,948
Costs and expenses ..........................        32,709         32,634         66,969         66,238
Loss from continuing operations .............        (6,876)        (5,029)        (6,719)       (15,370)
Income from discontinued operations .........           880                           880
Net loss applicable to common shares(A) .....       (25,754)       (21,779)       (44,429)       (48,100)



        (A) Considers all preferred accrued dividends, whether or not declared.

      On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 3.)

      In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty, New Valley agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58,750, including the

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



      investment in Western Realty Repin discussed below. Through June 30, 1998, Apollo had funded $27,900 of its investment in Western Realty Ducat.

      The ownership and voting interests in Western Realty Ducat will be held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and New Valley will then be entitled to a return of $10,000 of BML-related expenses incurred by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, New Valley has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

      New Valley recorded its basis in the investment in Western Realty Ducat in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty Ducat.

      Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $20,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, acquired an interest in a new factory being constructed on the outskirts of Moscow by a subsidiary of BOL. (Refer to Note 3.)

      In June 1998, New Valley and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling
      10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 92.8% of one site and 52% of the other site at June 30, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750) together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      On June 18, 1998, Western Realty Repin made a $9,000 first advance (funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. Apollo funded an additional advance of $5,300 under the Repin Loan on July 2, 1998. BML used the proceeds to repay New Valley for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      As of June 30, 1998, BML had invested $14,423 in the Kremlin sites and held $4,165, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1998 and $22,000 in 1999 in the development of the property.


3.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      At June 30, 1998, BOL owned approximately 96% of the stock of Liggett-Ducat through its subsidiary, Western Tobacco Investments LLC ("Western Tobacco"), including shares of such stock acquired from Liggett in connection with Liggett's debt restructuring (refer to Note 6) and purchases of stock from other shareholders.

      Liggett-Ducat is in the process of constructing a new cigarette factory on the outskirts of Moscow which is currently scheduled to be operational in early 1999. Liggett-Ducat has entered into a construction contract for the plant. The remaining liability under that contract, as amended, at June 30, 1998 is approximately $16,000. Equipment purchase agreements in place at June 30, 1998 total $34,355, of which $28,791 is being financed by the manufacturers.

      In April, 1998, Western Realty completed making a $20,000 participating loan to Western Tobacco which holds BOL's interests in Liggett-Ducat, as discussed above, and the industrial site and manufacturing facility being constructed by Liggett-Ducat on the outskirts of Moscow. The loan, which bears no fixed interest, is payable only out of 30% of distributions, if any, made by Western Tobacco to BOL. After the prior payment of debt service on loans to finance the construction of the new facility, 30% of distributions from Western Tobacco to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of Western Tobacco. The loan is classified in other long-term liabilities on the consolidated balance sheet at June 30, 1998. (Refer to Note 2.)

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


4.    INVENTORIES

      Inventories consist of:

                                                  June 30,     December 31,
                                                    1998           1997
                                                  --------     ------------

         Finished goods ....................      $ 13,080       $ 13,273
         Work-in-process ...................         2,617          1,976
         Raw materials .....................        28,356         24,495
         Replacement parts and supplies ....         4,972          4,466
                                                  --------       --------
         Inventories at current cost .......        49,025         44,210
         LIFO adjustments ..................        (3,321)        (4,898)
                                                  --------       --------
                                                  $ 45,704       $ 39,312
                                                  ========       ========

           At June 30, 1998, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $7,311 and $11,835, respectively.


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                  June 30,     December 31,
                                                    1998           1997
                                                  --------     ------------

         Land and improvements .............      $    411       $    411
         Buildings .........................         6,308          6,521
         Machinery and equipment ...........        55,582         53,717
         Leasehold improvements ............           302            302
         Construction-in-progress ..........        23,642         18,179
                                                  --------       --------
                                                    86,245         79,130
         Less accumulated depreciation .....       (32,501)       (33,187)
                                                  --------       --------
                                                  $ 53,744       $ 45,943
                                                  ========       ========

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                              June 30,    December 31,
                                                                                1998          1997
                                                                              --------    ------------
         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $21,102 and $1,511 .........      $211,762      $231,723
         Deferred interest on 15.75% Series B Senior Secured
             Notes due 2001 ............................................        16,422
         14.500% Subordinated Debentures due 1998 ......................                         800
         Notes payable - Foreign .......................................         9,995         5,000
         Other .........................................................            94           629

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $111 and $206 .....................       112,501       112,406
         Variable Rate Series C Senior Secured Notes due 1999 ..........        32,279        32,279
         Revolving credit facility .....................................        22,678        23,427
                                                                              --------      --------

         Total notes payable, long-term debt and other obligations .....       405,731       406,264

         Less:
             Current maturities ........................................       177,547         6,429
                                                                              --------      --------

         Amount due after one year .....................................      $228,184      $399,835
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

      On March 2, 1998, the Company entered into an agreement with the Apollo Holders in which the Apollo Holders agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments together

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



      with interest compounded semi-annually thereon will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. Accordingly, accrued interest as of March 2, 1998 was reclassified and included in other long-term obligations.

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

      Based on the fair value of the equity instruments given to the holders of the debt, and the difference between the fair value of the modified debt and the carrying value of the debt held by the Apollo Holders prior to the transaction, no gain or loss was recorded on the transaction. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility of 77%, risk-free interest rate of 6%, expected life of five to seven years and a dividend rate of 0%. Imputed interest of approximately $23,000 will be accreted over the term of the modified debt based on its recorded fair value.

      In connection with the consents of the Liggett bondholders to the restructuring of the Liggett Notes, on February 2, 1998, the Company issued 483,002 shares of treasury stock to the Liggett bondholders of record as of January 15, 1998. (Refer to Note 7.) The Company recorded a deferred charge of $4,105 during the first quarter of 1998 reflecting the fair value of the instruments issued.

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

      LIGGETT 11.50% SENIOR SECURED SERIES B NOTES DUE 1999:

      On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Liggett Series B Notes"). Interest on the Liggett Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.50%. The Liggett Series B Notes and Series C Notes referred to below

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTNUED)


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

      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At June 30, 1998, $5,946 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bear a rate of 10.0% at June 30, 1998. The Facility requires Liggett's compliance with certain financial and other covenants, including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to Liggett's permitted maximum adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $185,051 at June 30, 1998) and net working capital deficiencies (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $6,005 at June 30, 1998). The Facility, as amended, also

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility. In November 1997, the Facility was extended for an additional year until March 8, 1999.

      On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At June 30, 1998, this amount is classified in other assets on the consolidated balance sheet.

      FOREIGN LOANS:

      At June 30, 1998, Liggett-Ducat had two credit facilities outstanding, one for $2,000 with an interest rate of 27% which expires August 20, 1998 and another for $10,000 with an interest rate of 21% which expires in May of 1999.

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

      On March 12, 1998, the Company granted an option for 1,250,000 shares of the Company's common stock to a law firm that represents the Company and Liggett. On May 1, 1998 and April 1, 1999, options for 250,000 and 1,000,000 shares, respectively, of common stock are exercisable at $17.50 per share. The option expires on March 31, 2003. The fair value of the equity instruments was estimated based on the Black-Sholes option pricing model and the following assumptions: volatility 77.6%, risk-free interest rate of 5.47%, expected life of two years and dividend rate of 0%. The Company will recognize expense of $3,063 over the vesting period including $1,495 in the second quarter of 1998.

      During April and May 1998, the Company granted 10,000 shares of the Company's common stock to each of its three outside directors. Of these shares, 7,500 vested immediately and the remaining 22,500 shares will vest in three equal annual installments. The Company will recognize compensation expense of $404 over the vesting period.

      On May 8, 1998, the Company adopted its 1998 Long-Term Incentive Plan (the "Plan") subject to approval by the shareholders of the Company at the next annual meeting. The Incentive Plan authorizes the granting of up to 5,000,000 shares of the Company's common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the Plan.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



      On July 20, 1998, the Company granted a non-qualified stock option to each of Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, and Howard M. Lorber, a consultant to the Company (the "Option Holders") pursuant to the Plan. The grant of the options to the Option Holders is conditioned upon the approval of the Plan by the Company's stockholders. Under the options, Messrs. LeBow and Lorber have the right to purchase 2,500,000 shares and 500,000 shares, respectively, of the Company's common stock at an exercise price of $9.75 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and become exercisable as to one-fourth of the aggregate shares covered thereby on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will immediately vest and become exercisable upon (i) the occurrence of a "Change in Control," or (ii) the termination of the Option Holder's employment or consulting arrangement with the Company due to death or disability.


8.    CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers. The cases generally fall into four categories:
      (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"); (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by state and local governments ("Attorney General Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including asbestos manufacturers, unions and taxpayers ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the six months ended June 30, 1998, Liggett incurred counsel fees and costs totaling approximately $2,562, compared to $2,152 for the comparable prior year period.

      In June 1992, in an action entitled CIPOLLONE V. LIGGETT GROUP INC., ET AL., the United States Supreme Court issued an opinion concluding that The Federal Cigarette Labeling and Advertising Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act") did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities, and litigation costs.

      INDIVIDUAL ACTIONS. As of June 30, 1998, there were approximately 245 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 95 were pending in the State of Florida, 84 in the State of New York and 20 in the State of Texas. The balance of individual cases was pending in 16 states. There are three individual cases pending where Liggett is the only named defendant.

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

      CLASS ACTIONS. As of June 30, 1998, there were approximately 40 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., have been settled by the Company, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

      In October 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was brought by plaintiffs on behalf of all flight attendants that worked or are presently working for airlines based in the United States and who never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. In October 1997, the other major tobacco companies settled this matter, which settlement provides for a release of the Company and Liggett. In February 1998, the Circuit Court approved the settlement; however, an objector filed a Notice of Appeal of the settlement in the Third District Court of Appeal.

      In March 1994, an action entitled CASTANO, ET AL. V. THE AMERICAN TOBACCO COMPANY INC., ET AL., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


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

      The extent of the impact of the CASTANO decision on tobacco-related class action litigation is still uncertain, although the decertification of the CASTANO class by the Fifth Circuit may preclude other federal courts from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The CASTANO decision has had to date, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in New York, Louisiana and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions pending in state court in Florida have also been certified one of which, the BROIN case, was settled in 1997. The CASTANO decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

      ATTORNEY GENERAL ACTIONS. As of June 30, 1998, 40 Attorney General Actions were filed against Liggett and the Company. As more fully discussed below, Liggett and the Company have settled 36 of these actions. In addition, the Company and Liggett have reached settlements with nine Attorneys General representing states, commonwealths or territories that have not commenced litigation against the Company or Liggett. In these proceedings, state and local government entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of June 30, 1998, there were approximately 55 Third-Party Payor Actions pending. The claims in these cases are similar to those in the Attorney General Actions. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago, and Seattle and seek billions of

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation, and violation of federal racketeering and anti-trust laws as well as other claims.

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

      Under the March 1996 Settlements, the five settling states would share an initial payment by Liggett of $5,000, payable over nine years and indexed and adjusted for inflation, provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by the Company or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the settling states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2.5% of Liggett's pretax income, subject to increase to 7.5% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the settling states $5,000 if the Company or Liggett

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years from the date of the March 1996 Settlement.

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

      During 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 21 states and with a nationwide class of individuals and entities that allege smoking-related claims (settlements with these 21 Attorneys General and with the nationwide class are hereinafter referred to as the "March 1997 Settlements"). In March 1998, Liggett and the Company announced settlements with the Attorneys General of 15 states, the District of Columbia, Guam, Northern Mariana Islands and the U.S. Virgin Islands (the "March 1998 Settlements"). The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett, brought by the Attorneys General and, upon court approval, the nationwide class.

      The states, commonwealths and territories where settlements have been reached with Attorneys General are: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Guam, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Northern Mariana Islands, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, U.S. Virgin Islands, Washington, West Virginia, Wisconsin and Wyoming. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those actions on substantially the same terms and conditions as the March 1998 Settlements, however, there can be no assurance that any such settlements will be completed.

      As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. The Company anticipates that should the court in FLETCHER, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

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

      The AMCHEM decision's ultimate affect on the viability of both the WALKER and FLETCHER settlements remains uncertain given the Fifth Circuit's recent ruling reaffirming a limited fund class action settlement in IN RE ASBESTOS LITIGATION ("AHEARN"). In June 1997, the Supreme Court remanded AHEARN to the Fifth Circuit for consideration in light of AMCHEM. On remand, the Fifth Circuit made two decisive distinctions between AMCHEM and AHEARN. First, the AHEARN class action proceeded under Rule 23(b)(1) while AMCHEM was a Rule 23(b)(3) case, and second, in AHEARN, there was no

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      allocation or difference in award, according to nature or severity of injury, as there was in AMCHEM. The Fifth Circuit concluded that all members of the class and all class representatives share common interests and none of the uncommon questions abounding in AMCHEM exist. On June 22, 1998, the Supreme Court granted certiorari to review the Fifth Circuit decision.

      The remaining material terms of the March 1996 Settlements, the March 1997 Settlements and the March 1998 Settlements are described below.

      Pursuant to each of the settlements, both the Company and Liggett agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. The Company and Liggett agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and the Company can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible IN CAMERA review. Additionally, under similar protective conditions, the Company and Liggett agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to the settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "Smoking is Addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging, which displays the new warning label.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



      Pursuant to the March 1998 Settlements, Liggett is required to pay each of the settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The aggregate payments required under the March 1996, March 1997 and March 1998 Settlements are $45,000. Of this amount, $3,389 has been paid as of June 30, 1998. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlement and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

      Under all settlements, the Company and Liggett are also entitled to "most favored nation" treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. Pursuant to the March 1996 and March 1997 Settlements, in the event of a global settlement involving federal legislation with any other defendant tobacco company, the settling Attorneys General agreed to use their "best efforts" to ensure that the Company and Liggett's liability under such legislation should be no more onerous than under those settlements. Under the March 1998 Settlements, the settling Attorneys General agreed to write letters to Congress and the President of the United States to ensure that the Company and Liggett's liability under any such legislation should be no more onerous than under this settlement.

      The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements and $18,301 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued because the Company cannot quantify the future costs of the settlements as the amounts Liggett must pay are based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

 .     Separately, the other tobacco companies negotiated settlements of the
      Attorney General Actions in Mississippi, Florida, Texas, and Minnesota and it has been widely publicized that the other companies have engaged in negotiations to settle with the Attorneys General of the remaining states.

      Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. On May 8, 1998, the other tobacco companies settled the litigation in Minnesota known as the STATE OF MINNESOTA BY HUBERT H. HUMPHREY, III, ITS ATTORNEY GENERAL AND BLUE CROSS AND BLUE SHIELD OF MINNESOTA V. PHILIP MORRIS INCORPORATED, ET AL. Liggett settled the claims of the State of Minnesota

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      on March 20, 1997 and on June 2, 1998 settled the claims of Blue Cross and Blue Shield of Minnesota. There are several other trial dates scheduled during 1998 for individual cases; however, trial dates are subject to change.

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

      In March 1996, and in each of March, July, October and December 1997, the Company and/or Liggett received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of: the health consequences of smoking cigarettes; the targeting of children by the industry; and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. The Company understands that the Eastern District Investigation and the DOJ Investigation essentially have been consolidated into one investigation conducted by the Department of Justice (the "DOJ"). The Company and Liggett are unable, at this time, to predict the outcome of this investigation.

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

      Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against the Company or Liggett. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. The Company is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation. The Company is also unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of many of the cases pending against the Company, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

                                      -29

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



      Third-party payor claimants and others have set forth several additional variations on relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys' fees. Nevertheless, no specific amounts are provided. It is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.

      It is possible that the Company's consolidated financial position, results of operation and cash flow could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

      Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rises to the level of materiality. Liggett's management believes that current operations are conducted in material compliance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

      There are several other proceedings, lawsuits and claims pending against the Company unrelated to smoking or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.


      LEGISLATION AND REGULATION:

      In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. On July 17, 1998, the court ruled that the EPA made procedural and scientific mistakes when it declared in its 1993 report that secondhand smoke caused as many as 3,000 cancer deaths a year among nonsmokers.

      In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

      In February 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served"

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

      In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Attorney General Actions settlements above.

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

      PROPOSED RESOLUTION. In June 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution (the "Resolution"). The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. (The proposed Resolution is discussed in the Company's 1997 Form 10-K/A No. 1.)

      In a speech in September 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in Congress, including bills modeled after the proposed resolution that purport to propose legislation along these lines. The White House, Congress, and various public interest groups are currently reviewing the proposed Resolution along with other proposed federal tobacco legislation. Management is unable to predict whether the proposed Resolution or other federal legislation will be enacted or the form any such

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


      enactment might take. The present legislative and litigation environment is substantially uncertain and could have a material adverse effect on the business of the Company and Liggett.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)




      Effective May 1, 1998, a former officer of the Company entered into a consulting agreement in which the Company will pay him a total of $2,254 in stock or cash in quarterly installments over a period of 6 years. The Company recognized the expense during the second quarter 1998.

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

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is tobacco in the United States and Russia for the six months ended June 30, 1998 and June 30, 1997.


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

         NEW VALLEY

         WESTERN REALTY DUCAT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BrookeMil Ltd. ("BML") to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $20,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, acquired an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of BOL.

         THE KREMLIN SITES. BML is planning the development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning to develop a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 92.8% of one site and 52% of the other site at June 30, 1998. In June 1998, New Valley and Apollo organized Western Realty Repin LLC to make a $25,000 participating loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites (see Note 3 to the Company's Consolidated Financial Statements).

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose statements. For the Company, other components of stockholders' equity include such items as the Company's proportionate interest in New Valley's capital transactions and unrealized gains and losses on investment securities. The implementation of SFAS No. 130 in the first quarter 1998 did not have any material effect on the consolidated financial statements.

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


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. As of August 14, 1998, list price increases during 1998 amount to $1.85 per carton. On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton. This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton. This action was matched by Liggett and the other manufacturers. On May 11, 1998, Philip Morris and RJR announced a third list price increase of $.50 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week. On July 31, 1998, Philip Morris announced a fourth list price increase of $.60 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of June 30, 1998, there were approximately 245 individual suits, 40 purported class actions and 60 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Note 8 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.)

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

         In 1997, Liggett and the Company entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 21 states and with a nationwide class of individuals and entities that allege smoking-related claims (collectively, the "March 1997 Settlements"). In March 1998, the Company and Liggett entered into additional settlements with the Attorneys General of 15 states, the District of Columbia, Guam, the Northern Mariana Islands and the U. S. Virgin Islands (the "March 1998 Settlements"). The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against the Company and Liggett brought by the states and, upon court approval, the nationwide class.

         As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. The WALKER court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

         In the FLETCHER action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. (For additional information concerning the FLETCHER action, see Note 8 to the Company's Consolidated Financial Statements.)

         Under the March 1998 Settlements, Liggett is required to pay each of the settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 and March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements.

         The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements and $18,301 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued because the Company cannot quantify the future costs of the settlements as the amounts Liggett must pay are based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. (See the discussions of the tobacco litigation settlements appearing in Note 8 to the Company's Consolidated Financial Statements.)

         Separately, the other tobacco companies negotiated settlements of the Attorney General actions in Mississippi, Florida, Texas and Minnesota and it has been widely publicized that the other companies have engaged in negotiations to settle with the Attorney Generals of the remaining states.

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. (For additional information concerning the proposed resolution, see Note 8 of the Company's Consolidated Financial Statements.) The White House, Congress and various public interest groups are currently reviewing the proposed resolution along with other proposed federal tobacco legislation. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of the Company and Liggett.

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

RESULTS OF OPERATIONS

                             REVENUES                OPERATING INCOME                  REVENUES               OPERATING INCOME
                       ----------------------      ----------------------       ----------------------      ----------------------
                         THREE MONTHS ENDED         THREE MONTHS ENDED             SIX MONTHS ENDED           SIX MONTHS ENDED
                              JUNE 30,                   JUNE 30,                      JUNE 30,                    JUNE 30,
                       ----------------------      ----------------------       ----------------------      ----------------------
                         1998          1997          1998           1997          1998          1997          1998          1997
                       --------      --------      --------      --------       --------      --------      --------      --------
Liggett ............   $ 83,398      $ 78,142      $ 10,125      $  4,428       $149,024      $144,443      $ 17,026      $  4,786

Liggett-Ducat ......     27,864        18,451         6,059         1,217         47,042        31,932         7,479         1,614

Other ..............                                     93           282                          223          (564)          365
                       --------      --------      --------      --------       --------      --------      --------      --------

Total ..............   $111,262      $ 96,593      $ 16,277      $  5,927       $196,065      $176,598      $ 23,941      $  6,765
                       ========      ========      ========      ========       ========      ========      ========      ========



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

         REVENUES. Total revenues were $111,262 for the three months ended June 30, 1998 compared to $96,593 for the three months ended June 30, 1997. This 15.2% increase in revenues was primarily due to a $5,256 or 6.7% increase in revenues at Liggett and an increase of $9,413 or 51.0% in revenues at BOL. The increase in revenues in both the premium and discount segments at Liggett was due to price increases of $10,754 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $290 partially offset by a 7.4% decrease in Liggett's unit sales volume (119.5 million units) accounting for $5,788 in volume variance. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the three months ended June 30, 1998 amounted to $26,951 and represented 32.3% of total revenues, compared to $25,309 and 32.4% of total sales for the same period in 1997. In the premium segment, revenues increased by 6.5% ($1,642) over the three months ended June 30, 1998, compared to the same period in 1997, due to price increases of $3,015, partially offset by a 5.4% decline in unit sales volume (23.0 million units) accounting for $1,373 in volume variance.

         Discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended June 30, 1998 amounted to $56,447 and represented 67.7% of total revenues, compared to $52,833 and 67.6% of total sales for the same period in 1997. In the discount segment, revenues increased by 6.8% ($3,614) over the three months ended June 30, 1998, compared to the same period in 1997, due to price increases of $7,738 and improved product mix among the brand categories of $162, partially offset by an 8.1% decline in unit sales volume (96.5 million units) accounting for $4,286 in volume variance. For the three months ended June 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $1,062 lower, and costs per thousand units decreased $0.87 per thousand, due to lower severance costs.

         Net sales at Liggett-Ducat for the three months ended June 30, 1998 increased 51.0% ($9,413) over the same period in 1997 due primarily to an increase of 45.4% ($8,369) in unit sales volume (1,646.3 million units) and price increases of 5.5% ($1,015).

         GROSS PROFIT. Consolidated gross profit was $59,582 for the three months ended June 30, 1998 compared to $45,642 for the three months ended June 30, 1997, an increase of $13,940 when compared to the same period last year, reflecting an increase in gross profit at Liggett of $8,388 and an increase at Liggett-Ducat of $5,958 for the three months ended June 30, 1998 compared to the same period in the prior year.

         Gross profit at Liggett of $50,316 for the three months ended June 30, 1998 increased due primarily to the price increases discussed above. (See "Recent Developments in the Cigarette Industry - Pricing Activity".) In 1998, Liggett's premium and discount brands contributed 34.9% and 65.1%, respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 36.5% and 63.5%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 76.5% for the three months ended June 30, 1998 compared to 71.1% for the same period in 1997, with gross profit for the premium segment at 79.4% and 75.7% in the second quarter of 1998 and 1997, respectively, and gross profit for the discount segment at 75.1% and 68.7% in the second quarter of 1998 and 1997, respectively. This increase is the result of the September 1997, January 1998, April 1998 and May 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 39.46% for the three months ended June 30, 1998 compared to 20.37% in the same period in 1997.

         EXPENSES. Operating, selling, general and administrative expenses were $46,643 for the three months ended June 30, 1998 compared to $39,715 for the same period last year due to increases in expenses at Liggett of $3,921 and at Liggett-Ducat of $1,296 and higher expenses at corporate resulting from a non-cash charge for an option award. Operating, selling, general and administrative expenses at Liggett were $41,421 for the three months ended June 30, 1998 compared to $37,500 for the same period for the prior year, an increase of $3,921. This increase in operating expense was due primarily to $3,549 in higher promotional and marketing costs as well as higher legal settlement charges of $1,399 partially offset by reductions in systems development costs of $868 and reduced administrative costs.

         OTHER INCOME (EXPENSE). Interest expense was $19,637 for the three months ended June 30, 1998 compared to $15,499 for the same period last year, an increase of $4,138 primarily due to the debt restructuring at BGLS and Liggett in which the Company took additional charges of approximately $3,875 for the three months ended June 30, 1998. (See Note 6 to the Company's Consolidated Financial Statements.) In addition, Liggett-Ducat and BOL had total interest expense of $525 for the three months ended June 30, 1998, compared with $304 for the same period in 1997.

         Equity in earnings of affiliate was a loss of $7,261 for the three months ended June 30, 1998 compared to a loss of $6,157 for the three months ended June 30, 1997 and relates in both periods to New Valley's net loss applicable to common shares of $25,754 and $21,779, respectively.

         For the three months ended June 30, 1997, interest expense and loss in equity of affiliate were slightly offset by the gain on sale of assets, which included the sale of the BML shares and surplus realty at Liggett.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

         REVENUES. Total revenues were $196,065 for the six months ended June 30, 1998 compared to $176,598 for the six months ended June 30, 1997. This 11.0% increase in revenues was due to a $4,581 or 3.2% increase in revenues at Liggett and an increase of $15,110 or 47.3% at Liggett-Ducat. Revenues at Liggett increased in both the premium and discount segments due to price increases of $18,064 (see "Recent Developments in the cigarette Industry - Pricing Activity") and improved product mix of $667 offset by a 9.8% ($14,150) decline in unit sales volume, a decrease of 298.1 million units. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The increase in tobacco revenues at Liggett-Ducat is attributable to increased unit sales volume of 37.3% ($11,888) and price increases of $3,307 slightly offset by unfavorable product mix.

         Premium sales for the six months ended June 30, 1998 amounted to $49,925 and represented 33.5% of total revenues, compared to $47,914 and 33.2% of total sales for the same period in 1997. In the premium segment, revenues grew by 4.2% ($2,011) due to price increases of $5,212 offset by a 6.7% decline in unit sales volume (54.5 million units) accounting for $3,201 in volume variance over the six months ended June 30, 1998, compared to the same period in 1997.

         Liggett's discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) over this period amounted to $99,099 and represented 66.5% of total revenues, compared to $96,529 and 66.8% of total sales for the same period in 1997. In the discount segment, revenues grew by 2.7% ($2,570) over the six months ended June 30, 1998, compared to the same period in 1997, due to price increases of $12,851 and improved product mix among the discount brand categories of $276 offset by a 10.9% decline in unit sales volume (243.6 million units) accounting for $10,557 in volume variance. For the six months ended June 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $1,314 lower, and costs per thousand units decreased $0.34 per thousand, due to lower severance costs.

         GROSS PROFIT. Gross profit was $102,729 for the six months ended June 30, 1998 compared to $83,802 for the six months ended June 30, 1997, an increase of $18,927 or 22.6% when compared to the same period last year, due to price increases at Liggett and volume and price increases at Liggett-Ducat discussed above. Liggett's gross profit as a percentage of revenues (excluding federal excise taxes) for the period increased to 77.0% compared to 71.5% in the same period in the prior year. For the six months ended June 30, 1998, Liggett's premium and discount brands contributed 36.1% and 63.9%, respectively, to Liggett's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 37.4% and 62.6%, respectively, to total gross profit. Gross profit for the premium segment was 79.6% and 76.1%, respectively, in the six months ended June 30 of 1998 and 1997, respectively, and gross profit for the discount segment was 75.6% and 69.0% in 1998 and 1997, respectively. These increases are the result of the March 1997, September 1997, January 1998, April 1998 and May 1998 list price increases and improved production variances. See "Recent Developments in the Cigarette Industry - Pricing Activity". These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments. See "Recent Developments in the Cigarette Industry".

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 32.44% for the six months ended June 30, 1998 compared to 19.96% in the same period in 1997.

         EXPENSES. Operating, selling, general and administrative expenses were $80,797 for the six months ended June 30, 1998 compared to $76,657 for the same period last year. The increase of $4,140 is due primarily to higher promotion and marketing expenses at Liggett and higher legal settlement charges of $1,881. Such expenses were partially offset by restructuring including decreases in systems development costs over the prior year.

        OTHER INCOME (EXPENSE). Interest expense was $40,423 for the six months ended June 30, 1998 compared to $30,966 for the same period last year. The increase in interest expense was primarily due to charges for debt restructuring of approximately $6,300 at corporate and $4,100 at Liggett offset by lower interest expense due to lower outstanding balances on the revolving credit facility at Liggett.

        Equity in earnings of affiliate was a loss of $11,448 for the six months ended June 30, 1998 compared to a loss of $14,351 for the six months ended June 30, 1997 and relates to the decline in market value of the Class A Preferred Shares and to New Valley's net loss applicable to common shares of $44,429 in 1998 compared to its net loss of $48,100 in 1997.

        In 1997, interest expense and loss in equity of affiliate were offset by the gain on sale of assets, which included the sale of the BML shares and surplus realty at Liggett, and proceeds from a legal settlement.
See Notes 3 and 8 to the Company's Consolidated Financial Statements.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $6,627 and $17,608 for the six months ended June 30, 1998 and June 30, 1997, respectively. Net cash used in operating activities was $17,409 and $20,003 for the six months ended June 30, 1998 and 1997, respectively. In the 1998 six-month period, cash payments included primarily semi-annual interest payments by Liggett and BGLS of approximately $9,700 and $10,800, respectively, as well as a deferred July 1997 interest payment to a principal holder of the BGLS Notes of $8,347. In addition, increases in inventories and receivables were partially offset by increases in payables and in other long-term liabilities. For the six months ended June 30, 1997, net cash used in operations was due to a decrease in accounts payable and accrued expenses of approximately 421,600, and an increase in notes receivable of $32,500 due to the sale of the BML shares partially offset by a decrease in receivables at Liggett, equity in loss of affiliate of $14,400 and the impact of the deferred gain on the sale of the BML shares of approximately $22,000.

         Cash used in investing activities of $5,452 compares to cash provided of $39,592 for the periods ended June 30, 1998 and 1997, respectively. In 1998, capital expenditures of $7,138, principally at Liggett-Ducat were partially offset by proceeds from sales of equipment. In 1997, proceeds included cash of $43,000 received in the sale of the BML shares to New Valley slightly offset by capital expenditures of $3,653 at Liggett and BOL.

         Cash provided by financing activities was $29,404 for the six months ended June 30, 1998 as compared with cash used in financing activities of $1,981 for the six months ended June 30, 1997. Proceeds in the 1998 period include proceeds from the participating loan made by Western Realty Ducat of $20,000, cash received from the sale of common stock and exercise of stock options, in total $10,144, net borrowings under credit facilities at both Liggett and BOL of $4,245, partially offset by distributions on common stock and a decrease in cash overdraft. Proceeds from financing activities in 1997 include net borrowings under credit facilities at BOL and Liggett of $7,849. These proceeds were offset by repayments on debt including principally the required repurchase of $7,500 face amount of Liggett bonds on February 1, 1997 at a net gain of $2,963. Distributions on common stock of $4,102 in the 1997 period include distributions declared in the fourth quarter 1996 which were paid in January 1997 and distributions declared and paid in the first two quarters of 1997.

         LIGGETT. Liggett had a net capital deficiency of $188,372 at June 30, 1998 and is highly leveraged. In addition, the Liggett Notes mature on February 1, 1999 and the revolving credit facility (the "Facility") expires on March 8, 1999. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see "Recent Developments in the Cigarette Industry - Legislation and Litigation") and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation its debt covenants, including covenants limiting the maximum permitted adjusted net worth and net working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes' Indenture or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements. (See below for additional information concerning these covenants.)

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

         On January 30, 1998, Liggett obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provide, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. In addition, the amendments prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and tighten restrictions on the disposition of proceeds of asset sales. The interest payment on the Liggett Notes, which was paid on August 1, 1998, was guaranteed by the Company and BGLS. (Refer to Note 6 to the Company's Consolidated Financial Statements.) At maturity, the Liggett Notes will require a principal payment of $144,891. Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments.

         As discussed above, Liggett also has a $40,000 Facility expiring March 8, 1999 under which $22,678 was outstanding at June 30, 1998. On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At June 30, 1998, this amount is classified in other assets on the balance sheet. Availability under the Facility was approximately $5,946 based on eligible collateral at June 30, 1998. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 10.0% at June 30, 1998. The Facility contains certain financial covenants similar to those contained in the Liggett Notes' Indenture including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $185,051 at June 30, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $6,005 at June 30, 1998). At June 30, 1998, Liggett was in compliance with all covenants under the Facility. The Facility, as amended, also provides that a default by Liggett under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements shall constitute an event of default under the Facility.

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

         BGLS. On March 5, 1998, BGLS entered into the Standstill Agreement whereby the Apollo Holders agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. (See "Recent Developments - The Company - Standstill Agreement".) At June 30, 1998, the carrying value of BGLS' long-term debt (net of unamortized discount of $21,102) was approximately $211,762, based on modification of the terms of the debt with the Apollo Holders.

         The 14.500% Subordinated Debentures due 1998 in principal amount of $800 were paid at maturity on April 1, 1998.

         Liggett-Ducat is building a new cigarette factory on the outskirts of Moscow. The new factory, which will utilize Western cigarette making technology and have a capacity of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty has made a $20,000 participating loan to, and payable out of a 30% profits interest, in a company organized by BOL, Western Tobacco, which holds BOL's interests in Liggett-Ducat and the new manufacturing facility. (See "Recent Developments - New Valley" and Note 3 to the Company's Consolidated Financial Statements.) In addition, BOL has entered into equipment purchases of approximately $35,400, of which $28,800 will be financed over five years beginning in 1998. The Company is a guarantor of one of the purchases for which the remaining obligation is approximately $7,000.

         THE COMPANY. The Company has remaining scheduled debt maturities of $2,094 due in the year 1998; approximately $2,000 of this debt relates to credit lines established by Liggett-Ducat which expires August 18, 1998. Liggett has a payment due on the Liggett Notes at maturity on February 1, 1999 of approximately $145,000 and the Facility expires on March 8, 1999. The Company believes that it will continue to meet its liquidity requirements through 1998, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At June 30, 1998, the remaining amount available through December 31, 1998 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $11,086. Company expenditures remaining in 1998 include dividends on the Company's shares (currently at an annual rate of approximately $6,100) and corporate expense. The Company anticipates funding 1998 current operations and long-term growth with the proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries of approximately $3,600 and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


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

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           No securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been issued or sold by the Company during the three months ended June 30, 1998, except as follows:


           (i) In April 1998, a consultant to the Company purchased 68,200 shares of the Company's common stock upon exercise of options at a price of $2.00 per share (an aggregate of $136,400).

           (ii) On April 28, 1998 and May 1, 1998, the Company awarded each of the three outside directors of the Company 10,000 shares of its common stock for services as a director.

           The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act or did not involve a "sale" under the Securities Act.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

           As of June 30, 1998, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,071,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares"): (1) $189.7 million or $177.07 per Class A Share; and (2) $152.2 million or $54.52 per Class B Share.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   EXHIBITS


    10.1 Participating Loan Agreement, dated as of April 28, 1998, by and among Western Realty Development LLC, Western Tobacco Investments LLC and Brooke (Overseas) Ltd. (incorporated by reference to exhibit 10.2 in New Valley Corporation's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-2493).

    10.2 Consulting Agreement, dated as of May 1, 1998, between the Company and J. Sauter Enterprises, Inc. (incorporated by reference to exhibit 4.1 in the Company's Registration Statement on Form S-8, No. 333-59615).

    27.1       Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

    27.2       BGLS Inc.'s Financial Data Schedule (for SEC use only).

    99.1       Material Legal Proceedings.

    99.2 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1998 and 1997.

    99.3 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1998 and 1997.

    99.4 Brooke (Overseas) Ltd.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1998 and 1997.

    99.5 New Valley Holdings, Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1998 and 1997.


           (b)   REPORTS ON FORM 8-K

                 None.

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

Date:  August 14, 1998






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

Date:  August 14, 1998