Form 10-Q
period 1998-09-30
BROOKE GROUP LTD; BGLS INC
filed 1998-11-16
CIK 59440, 927388

================================================================================



                       Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 1-5759                               51-0255124
    -------------------------------             ----------------------          ------------------------------------
    (State or other jurisdiction of             Commission File Number          (I.R.S. Employer Identification No.)
     incorporation or organization)

                                    BGLS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                33-93576                              13-3593483
    -------------------------------             ----------------------          ------------------------------------
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






         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At November 13, 1998 Brooke Group Ltd. had 20,943,730 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.


===============================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS:

   Brooke Group Ltd. Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997.............................................................................        2

   BGLS Inc. Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997................        3

   Brooke Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 1998 and September 30, 1997...............................................        4

   BGLS Inc. Consolidated Statements of Operations for the three and nine months ended
         September, 1998 and September 30, 1997........................................................        5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the nine
         months ended September 30, 1998...............................................................        6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the nine months
         ended September 30, 1998......................................................................        7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and September 30, 1997.....................................................        8

   BGLS Inc. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and September 30, 1997.....................................................        9

   Notes to Consolidated Financial Statements..........................................................       10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................       34

PART II.     OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................       48

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       48

Item 3. DEFAULTS UPON SENIOR SECURITIES................................................................       48

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................       48

SIGNATURES ............................................................................................       50


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        BROOKE GROUP LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              September 30,     December 31,
                                                                                   1998             1997
                                                                             ----------------- ----------------
ASSETS:
Current assets:
    Cash and cash equivalents...........................................       $   6,390         $   4,754
    Accounts receivable - trade.........................................          10,858            10,462
    Other receivables...................................................           1,277             1,239
    Inventories.........................................................          47,560            39,312
    Other current assets................................................           6,522            12,218
                                                                               ---------         ---------
        Total current assets............................................          72,607            67,985

Property, plant and equipment, at cost, less accumulated
    depreciation of $32,938 and $33,187.................................          57,761            45,943
Intangible assets, at cost, less accumulated amortization
    of $20,401 and $19,302..............................................             319             2,610
Other assets............................................................          10,643             9,922
                                                                               ---------         ---------
        Total assets....................................................       $ 141,330         $ 126,460
                                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt...................        $177,461        $    6,429
  Accounts payable......................................................          19,618            10,461
  Dividends payable.....................................................           1,578
  Cash overdraft........................................................           1,405               945
  Accrued promotional expenses..........................................          27,534            26,993
  Accrued taxes payable.................................................          11,059            19,998
  Accrued interest......................................................          10,006            39,782
  Other accrued liabilities.............................................          22,401            35,896
                                                                               ---------         ---------
    Total current liabilities...........................................         271,062           140,504

Notes payable, long-term debt and other obligations, less current portion        238,591           399,835
Noncurrent employee benefits............................................          25,207            29,366
Other liabilities.......................................................          76,441            45,152

Commitments and contingencies...........................................

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares...................................................
  Series G Preferred Stock, 2,184,834 shares, convertible,
     participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution,
     liquidation preference of $1.00 per share..........................
  Common stock, par value $0.10 per share, authorized 40,000,000 shares, issued 26,498,043 and 24,998,043 shares, outstanding
    20,943,730 and 18,097,096 shares....................................           2,094             1,850
  Additional paid-in capital............................................         122,010            88,290
  Deficit...............................................................        (580,999)         (538,791)
  Other.................................................................          14,397            (5,607)
  Less:  5,554,313 and 6,900,947 shares of common stock in treasury,
          at cost.......................................................         (27,473)          (34,139)
                                                                               ---------         ---------
      Total stockholders' equity (deficit)..............................        (469,971)         (488,397)
                                                                               ---------         ---------

      Total liabilities and stockholders' equity (deficit)..............       $ 141,330         $ 126,460
                                                                               =========         =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   September 30,     December 31,
                                                                                       1998              1997
                                                                                  ---------------- ------------------
ASSETS:

Current assets:
  Cash and cash equivalents.................................................         $   6,324        $   4,754
  Accounts receivable - trade...............................................            10,858           10,462
  Other receivables.........................................................             1,220            1,191
  Inventories...............................................................            47,560           39,312
  Other current assets......................................................             6,172           11,647
                                                                                     ---------         --------
      Total current assets..................................................            72,134           67,366

Property, plant and equipment, at cost, less accumulated depreciation of
  $32,938 and $32,760.......................................................            57,735           45,775
Intangible assets, at cost, less accumulated amortization of
  $20,401 and $19,302 ......................................................               319            2,610
Other assets................................................................             9,537           13,165
                                                                                     ---------         --------
      Total assets..........................................................         $ 139,725        $ 128,916
                                                                                     =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt.......................         $ 177,127        $   6,212
  Accounts payable..........................................................            19,486           10,336
  Cash overdraft............................................................             1,405              891
  Due to parent.............................................................            34,981           22,951
  Accrued promotional expenses..............................................            27,534           26,993
  Accrued taxes payable.....................................................            11,059           19,998
  Accrued interest..........................................................            10,006           39,782
  Other accrued liabilities.................................................            21,776           34,312
                                                                                     ---------        ---------
      Total current liabilities.............................................           303,374          161,475

Notes payable, long-term debt and other obligations, less current portion...           238,591          399,835
Noncurrent employee benefits................................................            25,207           29,366
Other liabilities...........................................................            79,877           51,355

Commitments and contingencies...............................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding..................................................
  Additional paid-in capital................................................            68,775           39,081
  Deficit...................................................................          (593,429)        (550,339)
  Other.....................................................................            17,330           (1,857)
                                                                                     ---------        ---------
      Total stockholder's deficit...........................................          (507,324)        (513,115)
                                                                                     ---------        ---------

      Total liabilities and stockholder's equity (deficit)..................         $ 139,725        $ 128,916
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

                        BROOKE GROUP LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                    Three Months Ended          Nine Months Ended
                                                                --------------------------- ---------------------------
                                                                 Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                                    1998          1997          1998          1997
                                                                ------------- ------------- ------------- -------------
Revenues*.................................................       $108,202      $100,308      $304,267      $276,906
Cost of goods sold*.......................................         47,086        53,045       140,422       145,841
                                                                 --------      --------      --------      --------

Gross profit..............................................         61,116        47,263       163,845       131,065
Operating, selling and general expenses...................         48,115        40,498       130,241       117,535
                                                                 --------      --------      --------      --------

Operating income..........................................         13,001         6,765        33,604        13,530

Other income (expenses):
    Interest income.......................................             75           431           325         1,682
    Interest expense......................................        (20,138)      (15,791)      (60,561)      (46,757)
    Equity in loss of affiliate...........................         (8,935)       (6,984)      (20,383)      (21,335)
    Sale of assets........................................            707                       2,025        23,086
    Retirement of debt....................................                                                    2,963
    Proceeds from legal settlement........................                                                    4,125
    Other, net............................................            233          (257)         (765)          (77)
                                                                 --------      --------      --------      --------

Loss from continuing operations before income taxes.......        (15,057)      (15,836)      (45,755)      (22,783)
(Benefit) provision for income taxes......................         (2,447)         (248)       (1,135)           541
                                                                 --------      --------      --------      --------

Loss from continuing operations...........................        (12,610)      (15,588)      (44,620)      (23,324)
                                                                 --------      --------      --------      --------

Discontinued operations:
Gain on disposal of discontinued operations...............          3,208                       3,208
                                                                 --------      --------     ---------      --------

Net loss..................................................       $ (9,402)     $(15,588)    $ (41,412)    $ (23,324)
                                                                 ========      ========     =========      ========

Basic and diluted common share data:

    Loss from continuing operations.......................         $(0.61)       $(0.86)       $(2.20)       $(1.28)
                                                                   ======        ======        ======        ======
    Income from discontinued operations...................         $ 0.15        $             $ 0.16        $
                                                                   ======        ======        ======        ======
    Net loss applicable to common shares..................         $(0.46)       $(0.86)       $(2.04)       $(1.28)
                                                                   ======        ======        ======        ======

Weighted average common shares outstanding................     20,826,231    18,097,096    20,250,199    18,192,233
                                                               ==========    ==========    ==========    ==========



---------------
* Revenues and Cost of goods sold include federal excise taxes of $20,244 and $19,250 for the three months ended September 30, 1998 and 1997, respectively, and $60,589 and $55,263 for the nine months ended September 30, 1998 and 1997, respectively.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    Three Months Ended          Nine Months Ended
                                                                --------------------------- ---------------------------
                                                                 Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                                    1998          1997          1998          1997
                                                                ------------- ------------- ------------- -------------
Revenues*.................................................       $108,202      $100,308      $304,267      $276,906
Cost of goods sold*.......................................         47,086        53,045       140,422       145,841
                                                                 --------      --------      --------      --------

Gross profit..............................................         61,116        47,263       163,845       131,065

Operating, selling and general expenses...................         46,838        40,502       127,635       117,159
                                                                 --------      --------      --------      --------

Operating income .........................................         14,278         6,761        36,210        13,906

Other income (expenses):
   Interest income........................................             65           431           184         1,670
   Interest expense.......................................        (21,270)      (16,750)      (63,832)      (49,542)
   Equity in loss of affiliate............................         (8,935)       (6,984)      (20,383)      (21,335)
   Sale of assets.........................................                                      1,318        27,663
   Retirement of debt.....................................                                                    2,963
   Other, net.............................................             71          (257)         (930)          (84)
                                                                 --------      --------      --------      --------

Loss from continuing operations before income taxes.......        (15,791)      (16,799)      (47,433)      (24,759)
(Benefit) provision for income taxes......................         (2,447)         (248)       (1,135)          539
                                                                 --------      --------      --------      --------

Loss from continuing operations...........................        (13,344)      (16,551)      (46,298)      (25,298)
                                                                 --------      --------      --------      --------

Discontinued operations:
Gain on disposal of discontinued operations...............          3,208                       3,208
                                                                 --------      --------      --------      --------

Net loss..................................................       $(10,136)     $(16,551)     $(43,090)     $(25,298)
                                                                 ========      ========      ========      ========

-----------------------
* Revenues and Cost of goods sold include federal excise taxes of $20,244 and $19,250 for the three months ended September 30, 1998 and 1997, respectively, and $60,589 and $55,263 for the nine months ended September 30, 1998 and 1997, respectively.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                          Accumulated
                                       Common Stock     Additional                                           Other
                                   --------------------  Paid-In                   Treasury               Comprehensive
                                     Shares     Amount   Capital      Deficit        Stock       Other        Income        Total
                                   ----------   ------  ----------   --------      --------     --------  --------------  ---------
Balance, December 31, 1997........ 18,097,096   $1,850    $ 88,290   $(538,791)    $(34,139)    $(8,337)      $ 2,730     $(488,397)

Net loss..........................                                     (41,412)                                             (41,412)

Issuance of options and warrants..                          24,442                                                           24,442

Issuance of common stock..........  1,500,000      150      11,342                                                           11,492

Effectiveness fee on debt.........    483,002       48       1,666                    2,391                                   4,105

Issuance of treasury stock........    863,632       46         319        (796)       4,275                                   3,844

Distributions on common stock
 ($0.15 per share)................                          (4,589)                                                          (4,589)

Amortization of deferred
 compensation.....................                             540                                  817                       1,357

Unrealized holding gain on
 investment in New Valley.........                                                                             25,340        25,340

Effect of New Valley capital
 transactions.....................                                                                             (6,153)       (6,153)
                                   ----------   ------    --------    ---------    --------     -------       -------     ---------
Balance, September 30, 1998....... 20,943,730   $2,094    $122,010    $(580,999)   $(27,473)    $(7,520)      $21,917     $(469,971)
                                   ==========   =====     ========    =========    ========     =======       =======     =========





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                           Accumulated
                                        Common Stock    Additional                            Other
                                       --------------    Paid-In                          Comprehensive
                                       Shares  Amount    Capital     Deficit      Other      Income          Total
                                       ------  ------   ----------  ---------     ------  -------------    ---------

Balance, December 31, 1997............. 100    $         $39,081    $(550,339)    $1,013     $(2,870)      $(513,115)

Net loss...............................                               (43,090)                               (43,090)

Effectiveness fee on debt..............                    2,442                                               2,442

Capital contribution of options
  and warrants.........................                   24,442                                              24,442

Payment of interest by parent..........                    2,531                                               2,531

Amortization of deferred compensation..                      279                                                 279

Unrealized holding gain on investment
    In New Valley......................                                                       25,340          25,340

Effect of New Valley capital
    transactions.......................                                                       (6,153)         (6,153)
                                        ---    -----     -------    ---------     ------     -------       ---------
Balance, September 30, 1998............ 100    $         $68,775    $(593,429)    $1,013     $16,317       $(507,324)
                                        ===    =====     =======    =========     ======     =======       =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        BROOKE GROUP LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                  ----------------------------------
                                                                                   September 30,    September 30,
                                                                                       1998              1997
                                                                                  ---------------- -----------------

  Net cash used in operating activities.....................................        $ (17,847)       $ (30,511)
                                                                                     --------         --------

  Cash flows from investing activities:
    Proceeds from sale of businesses and assets, net........................            2,377           43,091
    Capital expenditures....................................................          (17,289)          (9,857)
                                                                                     --------        ---------

  Net cash (used in) provided by investing activities.......................          (14,912)          33,234
                                                                                     --------         --------

  Cash flows from financing activities:
    Proceeds from debt......................................................            4,425            5,198
    Repayments of debt......................................................           (1,520)         (10,323)
    Borrowings under revolver...............................................          208,434          209,822
    Repayments on revolver..................................................         (210,050)        (202,881)
    Increase in cash overdraft..............................................              460            1,416
    Distributions on common stock...........................................           (3,055)          (5,535)
    Proceeds from participating loan........................................           25,000
    Issuance of common stock................................................           10,144
                                                                                     --------

  Net cash provided by (used in) financing activities.......................           33,838           (2,303)
                                                                                     --------        ---------

  Effect of exchange rate changes on cash and cash equivalents..............              557
  Net increase in cash and cash equivalents.................................            1,636              420
  Cash and cash equivalents, beginning of period............................            4,754            1,941
                                                                                    ---------        ---------

  Cash and cash equivalents, end of period..................................       $    6,390       $    2,361
                                                                                    =========        =========


Supplemental non-cash investing and financing activities:

  Promissory note from New Valley...........................................                            33,500
  Issuance of stock to Liggett bondholders..................................            4,105
  Issuance of stock to consultants..........................................            3,705
  Issuance of warrants......................................................           22,421



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                           Nine Months Ended
                                                                                  ------------------ ------------------
                                                                                    September 30,      September 30,
                                                                                        1998               1997
                                                                                  ------------------ ------------------
Net cash used in operating activities.......................................         $    (9,783)       $ (36,989)
                                                                                     -----------        ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................               1,670           43,091
  Capital expenditures......................................................             (17,289)          (9,857)
                                                                                     -----------        ---------

Net cash (used in) provided by investing activities.........................             (15,619)          33,234
                                                                                     -----------        ---------

Cash flows from financing activities:
  Proceeds from debt........................................................               3,950            4,723
  Repayments of debt........................................................              (1,433)          (8,942)
  Borrowings under revolver.................................................             208,434          209,822
  Repayments on revolver....................................................            (210,050)        (202,881)
  Increase in cash overdraft................................................                 514            1,416
  Proceeds from participating loan..........................................              25,000
                                                                                     -----------        ---------

Net cash provided by (used in) financing activities.........................              26,415            4,138
                                                                                     -----------        ---------

Effect of exchange rate changes on cash and cash equivalents................                 557
Net increase in cash and cash equivalents...................................               1,570              383
Cash and cash equivalents, beginning of period..............................               4,754            1,940
                                                                                     -----------        ----------

Cash and cash equivalents, end of period....................................         $     6,324        $    2,323
                                                                                     ===========        ==========



Supplemental non-cash investing and financing activities:

  Promissory note from New Valley...........................................                               33,500
  Issuance of stock to Liggett bondholders..................................               4,105
  Issuance of stock to consultants..........................................               3,705
  Issuance of warrants......................................................              22,421


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

      On January 30, 1998, Liggett obtained the consents of the required majority of the holders of Liggett's 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes") to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 6.) At maturity, the Liggett Notes will require a principal payment of $144,891. Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, Liggett has a $40,000 revolving credit facility expiring March 8, 1999 (the "Facility"), under which $17,674 was outstanding at September 30, 1998. Accordingly, the Liggett Notes and the balance of the Facility have been reclassified to current liabilities. As of September 30, 1998, Liggett had net

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      capital and working capital deficiencies of $183,268 and $169,071, respectively. The current maturities of the Liggett Notes and the Facility of approximately $162,500 contribute substantially to the working capital deficiency. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Liggett Notes and the Facility would be in default. In such event, Liggett may be forced to seek protection from creditors under applicable laws. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern and may negatively impact the Company's liquidity.

      BOL is in the process of constructing a new tobacco factory in Moscow, Russia currently scheduled to be operational in May 1999. The remaining construction costs and equipment required for the new factory will be financed primarily by equipment lease financing currently in place and bank or other loans. (Refer to Notes 2 and 3.)

      In March 1998, the Company entered into an agreement with significant holders of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes") with respect to certain modifications to the terms of such debt. (Refer to Note 6.)

      NET LOSS PER SHARE

      Stock options, warrants and contingent shares (both vested and non-vested) at September 30, 1998 and 1997, respectively (see Note 7), were excluded from the calculation of diluted per share results presented because their effect was accretive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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


2.    INVESTMENT IN NEW VALLEY CORPORATION

      At September 30, 1998 and December 31, 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. At September 30, 1998 and December 31, 1997, the Company owned 57.7% of the outstanding $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), 9.0% of the outstanding $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares"), and 41.7% of New Valley's common shares, $.01 par value (the "Common Shares").

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

      The Company's and BGLS' investment in New Valley at September 30, 1998 is summarized below:

                                         Number of        Fair        Carrying
                                           Shares         Value        Amount
                                         ---------       -------      --------
   Class A Preferred Shares.......         618,326       $33,390      $ 33,390
   Class B Preferred Shares.......         250,885           502           502
   Common Shares..................       3,989,710         1,496       (33,892)
                                                         -------      --------
                                                         $35,388      $      0
                                                         =======      ========

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At September 30, 1998, the accrued and unpaid dividends arrearage was $204,050 ($190.44 per share).

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At September 30, 1998, the accrued and unpaid dividends arrearage was $158,907 ($56.94 per share). No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

      Summarized financial information for New Valley as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 follows:


                                                      September 30,        December 31,
                                                          1998                1997
                                                      -------------        ------------
Current assets, primarily cash and marketable
   securities...................................      $  73,864            $ 118,642
Non-current assets..............................        177,017              322,749
Current liabilities.............................         67,238              128,128
Non-current liabilities.........................         75,654              185,024
Redeemable preferred stock......................        300,711              258,638
Shareholders' deficit...........................       (192,722)            (130,399)



                                                          Three Months Ended          Nine Months Ended
                                                      --------------------------- ---------------------------
                                                       Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                          1998          1997          1998          1997
                                                      ------------- ------------- ------------- -------------
Revenues   ....................................        $ 19,440      $ 26,704      $ 78,552      $  76,652
Costs and expenses..............................         28,664        33,782        95,633        100,020
Loss from continuing operations.................         (8,739)       (6,574)      (15,458)       (21,944)
Income from discontinued operations.............          6,860                       7,740
Net loss applicable to common shares(A).........        (22,622)      (24,141)      (67,051)       (72,241)

------------------
          (A) Considers all preferred accrued dividends, whether or not declared.

      On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 3.)

      In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through September 30, 1998, Apollo had funded $30,550 of its investment in Western Realty Ducat.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      The ownership and voting interests in Western Realty Ducat will be held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and New Valley will then be entitled to a return of $16,300 of BML-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Ducat generally require the unanimous consent of the Board of Managers. Accordingly, New Valley has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

      New Valley recorded its basis in the investment in Western Realty Ducat in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty Ducat.

      Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $26,300 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, acquired an interest in a new factory being constructed on the outskirts of Moscow by a subsidiary of BOL. (Refer to Note 3.)

      In June 1998, New Valley and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling
      10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at September 30, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750) together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through September 30, 1998, Western Realty Repin has advanced $19,067 (of which $14,300 was funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

      As of September 30, 1998, BML had invested $15,171 in the Kremlin sites and held $809, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1998 and $22,000 in 1999 in the development of the property.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      The development of Ducat Place III and the Kremlin Sites will require significant amounts of debt and other financing. New Valley is actively pursuing various financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin Sites.


3.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      At September 30, 1998, BOL owned approximately 96% of the stock of Liggett-Ducat through its subsidiary, Western Tobacco Investments LLC ("Western Tobacco"), including shares of such stock acquired from Liggett in connection with Liggett's debt restructuring (refer to Note 6) and purchases of stock from other shareholders. (Refer to Note 6 for information concerning pledges of interests in Western Tobacco.)

      Liggett-Ducat is in the process of constructing a new cigarette factory on the outskirts of Moscow which is currently scheduled to be operational in the second quarter 1999. Liggett-Ducat has entered into a construction contract for the plant. The remaining liability under that contract, as amended, at September 30, 1998 is approximately $10,300. Equipment purchase agreements in place at September 30, 1998 total $34,355, of which $28,791 is being financed by the manufacturers.

      Western Realty has made a $26,300 participating loan to Western Tobacco which holds BOL's interests in Liggett-Ducat, as discussed above, and the industrial site and manufacturing facility being constructed by Liggett-Ducat on the outskirts of Moscow. The loan, which bears no fixed interest, is payable only out of 30% of distributions, if any, made by Western Tobacco to BOL. After the prior payment of debt service on loans to finance the construction of the new facility, 30% of distributions from Western Tobacco to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of Western Tobacco. The loan is classified in other long-term liabilities on the consolidated balance sheet at September 30, 1998. (Refer to Note 2.)

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


4.    INVENTORIES

      Inventories consist of:

                                                         September 30,       December 31,
                                                             1998                1997
                                                       ------------------ -------------------
Finished goods...................................             $17,008          $13,273
Work-in-process..................................               2,886            1,976
Raw materials....................................              22,662           24,495
Replacement parts and supplies...................               9,123            4,466
                                                              -------          -------
Inventories at current cost......................              51,679           44,210
LIFO adjustments.................................              (4,119)          (4,898)
                                                              -------          -------
                                                              $47,560          $39,312
                                                               ======           ======

           At September 30, 1998, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $6,134 and $8,599, respectively.


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:


                                                  September 30,       December 31,
                                                      1998                1997
                                                  -------------       ------------

Land and improvements............................   $    411           $    411
Buildings........................................      6,042              6,521
Machinery and equipment..........................     53,063             53,717
Leasehold improvements...........................                           302
Construction-in-progress.........................     31,183             18,179
                                                    --------           --------
                                                      90,699             79,130
Less accumulated depreciation....................    (32,938)           (33,187)
                                                    --------           --------
                                                    $ 57,761           $ 45,943
                                                    ========           ========

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                        September 30,     December 31,
                                                                           1998              1997
                                                                        -------------     ------------

         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $19,259 and $1,511.....      $213,606         $231,723
         Deferred interest on 15.75% Series B Senior Secured
             Notes due 2001........................................        24,985
         14.500% Subordinated Debentures due 1998..................                            800
         Notes payable - Foreign...................................        10,000            5,000
         Other.....................................................         4,959              629

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $63 and $206..................       112,549          112,406
         Variable Rate Series C Senior Secured Notes due 1999......        32,279           32,279
         Revolving credit facility.................................        17,674           23,427
                                                                         --------         --------

         Total notes payable, long-term debt and other obligations.       416,052          406,264

         Less:
             Current maturities....................................       177,461            6,429
                                                                         --------         --------

         Amount due after one year.................................      $238,591         $399,835
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

      On February 6, 1998, BGLS entered into a further amendment to the standstill agreement with AIF II, LP and an affiliated investment manager on behalf of a managed account (together, the "Apollo Holders"), who held approximately 41.8% of the $232,864 principal amount of the BGLS Notes then outstanding, which extended the termination date of such agreement with respect to the Apollo Holders to March 2, 1998. Also on February 6, 1998, the holder of 41.9% of the BGLS Notes, who had previously been a party to the standstill agreement, was paid its pro rata share of the July 31, 1997 interest payment on the BGLS Notes. The Company also sold stock on January 16, 1998 to an affiliate of this holder in which it recorded an expense of $2,531 for the first quarter 1998, representing the difference between the cost and fair market value of the shares sold. (Refer to Note 7.)

      On March 2, 1998, the Company entered into an agreement with the Apollo Holders in which the Apollo Holders agreed to defer the payment of interest on the BGLS Notes held by them,

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments together with interest compounded semi-annually thereon will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. Accordingly, accrued interest as of March 2, 1998 was reclassified and included in long-term debt. In connection with the agreement, the Company pledged 50.1% of Western Tobacco to collateralize the BGLS Notes held by the Apollo Holders.

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

      Based on the fair value of the equity instruments given to the holders of the debt, and the difference between the fair value of the modified debt and the carrying value of the debt held by the Apollo Holders prior to the transaction, no gain or loss was recorded on the transaction. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility of 77%, risk-free interest rate of 6%, expected life of five to seven years and a dividend rate of 0%. Imputed interest of approximately $23,000 is being accreted over the term of the modified debt based on its recorded fair value.

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

      On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the consent to the deferral, the Company agreed to issue 483,002 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, Liggett recorded a deferred charge of $4,105 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized over a period of one year. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. The Company and BGLS also agreed to guarantee the payment, which was made by Liggett, of the August 1, 1998 interest payment on the Liggett Notes. In addition, Liggett noteholders were granted additional collateral in the form of a security interest in 16% of Western Tobacco.

      On February 1, 1999, all of the Liggett Notes, in principal amount of $144,891, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 1.)

      LIGGETT SERIES C VARIABLE RATE NOTES:

      The Series C Notes have the same terms (other than interest rate, which is 19.75%) and stated maturity as the Liggett Series B Notes.

      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At September 30, 1998, $8,091 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bear a rate of 10.0% at September 30, 1998, reduced to 9.75% and 9.50% in October and November 1998, respectively. The Facility requires Liggett's compliance with certain financial and other covenants, including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to Liggett's permitted maximum adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $179,149 at September 30, 1998) and net working capital deficiencies (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $2,450 at September 30, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility. In November 1997, the Facility was extended for an additional year until March 8, 1999.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender, $3,000 of which was released in November, 1998. At September 30, 1998, this amount is classified in other assets on the consolidated balance sheet.

      FOREIGN LOANS:

      At September 30, 1998, Liggett-Ducat had one credit facility outstanding for $10,000 with an interest rate of 21% which expires in May of 1999. On August 26, 1998, the interest rate over the remaining term of the facility increased to 25%.


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

      On March 12, 1998, the Company granted an option for 1,250,000 shares of the Company's common stock to a law firm that represents the Company and Liggett. On May 1, 1998 and April 1, 1999, options for 250,000 and 1,000,000 shares, respectively, of common stock were exercisable at $17.50 per share. The option expired on March 31, 2003. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility 77.6%, risk-free interest rate of 5.47%, expected life of two years and dividend rate of 0%. The Company recognized expense of $1,495 in the second quarter of 1998. On October 12, 1998, the Company amended the option to reduce the exercise price from $17.50 per share to $6.00 per share and extended the initial exercise date on all 1,250,000 shares to April 1, 2000, subject to earlier exercise under certain circumstances. The expense at the initial grant date was $3,063. Incremental expense incurred due to the modifications of the grant was $2,050. At September 30, 1998, $2,019 had been expensed and the remaining amount of $3,095 will be recognized over the period of vesting.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      On October 15, 1998, shareholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the "Plan"). The Plan, adopted on May 8, 1998, authorizes the granting of up to 5,000,000 shares of the Company's common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the Plan.

      On July 20, 1998, the Company granted a non-qualified stock option to each of Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, and Howard M. Lorber, a consultant to the Company (the "Option Holders"), pursuant to the Plan, which grants had been conditioned upon the approval of the Plan by the Company's stockholders. Under the options, Messrs. LeBow and Lorber have the right to purchase 2,500,000 shares and 500,000 shares, respectively, of the Company's common stock at an exercise price of $9.75 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and become exercisable as to one-fourth of the aggregate shares covered thereby on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will immediately vest and become exercisable upon (i) the occurrence of a "Change in Control," or (ii) the termination of the Option Holder's employment or consulting arrangement with the Company due to death or disability.

      The fair value of the equity instruments issued to the consultant was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility of 82.18%, risk-free interest rate of 5.47%, expected option life of 10 years and dividend rate of 0%. The Company will recognize expense of $3,260 over the vesting period.

      On August 28, 1998, the Company granted 470,000 shares of its common stock as part of a performance fee to members of a law firm which represents the Company and Liggett. The shares generally are not transferable prior to September 1, 1999. The Company recognized an expense of $1,686 in the third quarter 1998.

      On October 15, 1998, the Company obtained shareholder approval to increase the number of authorized shares of the Company's common stock from 40,000,000 to 100,000,000 shares.


8.    CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers. The cases generally fall into four categories:
      (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"); (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions"); (iii) health care cost recovery actions

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      brought by state and local governments ("Attorney General Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including asbestos manufacturers, unions and taxpayers ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the nine months ended September 30, 1998, Liggett incurred counsel fees and costs totaling approximately $3,713, compared to $3,287 for the comparable prior year period.

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

      INDIVIDUAL ACTIONS. As of September 30, 1998, there were approximately 275 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 90 were pending in the State of Florida, 88 in the State of New York, 23 in the Commonwealth of Massachusetts and 19 in the State of Texas. The balance of individual cases was pending in 18 states. There are three individual cases pending where Liggett is the only named defendant.

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

      CLASS ACTIONS. As of September 30, 1998, there were approximately 45 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., have been settled by the Company, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

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

      ATTORNEY GENERAL ACTIONS. As of September 30, 1998, 40 Attorney General Actions were filed against Liggett and the Company. As more fully discussed below, Liggett and the Company have settled 36 of these actions. In addition, the Company and Liggett have reached settlements with nine Attorneys General representing states, commonwealths or territories that have not commenced litigation against the Company or Liggett. In these proceedings, state and local government entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of September 30, 1998, there were approximately 70 Third-Party Payor Actions pending. The claims in these cases are similar to those in the Attorney General Actions. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago, and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation, and violation of federal racketeering and anti-trust laws as well as other claims.

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

      As mentioned above, in March 1997, Liggett, the Company and plaintiffs filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. On September 10, 1998, the Circuit Court held a hearing with respect to the parties' motion for reaffirmance of preliminary approval of the amended agreement. The court has not yet ruled on this motion. The Company anticipates that should the court in FLETCHER, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

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

      Pursuant to the March 1998 Settlements, Liggett is required to pay each of the settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The aggregate payments required under the March 1996, March 1997 and March 1998 Settlements are $45,000, of which $3,639 has been paid as of September 30, 1998. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlement and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

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

      The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements and $16,902 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued because the Company cannot quantify the future costs of the settlements as the amounts Liggett must pay are based, in part, on

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

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

      TRIALS. On July 6, 1998, trial commenced in the ENGLE, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., case, a class action pending in Miami Dade County, Florida, brought on behalf of all Florida residents allegedly injured by smoking. There are several trial dates scheduled during 1999 for Third-Party Payor and Individual Actions; however, trial dates are subject to change.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      In September 1998, Liggett received a subpoena from a federal grand jury in the Eastern District of Philadelphia investigating possible antitrust violations in connection with the purchase of tobacco by and for tobacco companies. Liggett is in the process of responding to this subpoena. Liggett and the Company are unable, at this time, to predict the outcome of this investigation.

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


      LEGISLATION AND REGULATION:

      In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)


      manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. In July 1998, the court ruled that the EPA made procedural and scientific mistakes when it declared in its 1993 report that secondhand smoke caused as many as 3,000 cancer deaths a year among nonsmokers.

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

      In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The Fourth Circuit Court reversed the district court on appeal and on August 14, 1998 held that the FDA cannot regulate tobacco products because Congress had not given them the authority to do so. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Attorney General Actions settlements above.

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

      As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. Additionally, the citizens of California recently voted in favor of a 50 cents per pack tax on cigarettes sold in that state.

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

      In a speech in September 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in Congress, including bills modeled after the proposed Resolution, that purport to propose legislation along these lines. The White House, Congress, and various public interest groups are currently reviewing the proposed Resolution along with other proposed federal tobacco legislation. Management is unable to predict whether the proposed Resolution or other federal legislation will be enacted or the form any such enactment might take. The present legislative and litigation environment is substantially uncertain and could have a material adverse effect on the business of the Company and Liggett.

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

      On or about September 18, 1998, a lawsuit was commenced against the Company, New Valley, certain officers, directors and shareholders and others in the United States District Court, Southern District of Texas, Houston Division. The defendants have moved for a more definite statement and for an extension of time to answer the complaint.

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

      In September 1998, New Valley made a one-year $950 loan to BGLS which bears interest at 14% per annum.

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

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is tobacco in the United States and Russia for the nine months ended September 30, 1998 and September 30, 1997.


RECENT DEVELOPMENTS

         THE COMPANY

         STANDSTILL AGREEMENT. On March 5, 1998, BGLS entered into an agreement (the "Standstill Agreement") with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (the "Apollo Holders"), who together held approximately 41.8% of the $232,864 principal amount of BGLS' 15.75% Senior Secured Notes due 2001 (the "BGLS Notes") then outstanding.

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

         NEW VALLEY

         WESTERN REALTY DUCAT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BrookeMil Ltd. ("BML") to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $26,300 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, acquired an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of BOL.

         THE KREMLIN SITES. BML is planning the development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning to develop a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at September 30, 1998. In June 1998, New Valley and Apollo organized Western Realty Repin LLC to make a $25,000 participating loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites, including the repayment to New Valley for certain expenditures on the Kremlin Sites previously incurred (see Note 3 to the Company's Consolidated Financial Statements).

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

         YEAR 2000 COSTS

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. Liggett has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the Year 2000. To date, the focus of Year 2000 compliance and verification efforts has been directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units, part of the Company's reorganization which began in January 1997. In January of 1998, Liggett initiated a major conversion of factory accounting and information systems at its Durham production facility, with the assistance of outside consultants, to upgrades that have been successfully tested for Year 2000 compliance. This project is expected to be completed by the end of November.

         All costs incurred to date are considered an integral part of the normal expenditures required for business systems enhancements and upgrades. It is anticipated that all factory, corporate, field sales and physical distribution systems will be completed in sufficient time to support Year 2000 compliance and verification.

         Although such costs may be a factor in describing changes in operating profit in any given reporting period, the Company currently does not believe that the anticipated costs of Year 2000 systems conversions will have a material impact on its future consolidated results of operations. Based on the progress Liggett has made in addressing Year 2000 issues and its strategy and timetable to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 initiatives at this time. However, if the Company identifies any significant risks related to its Year 2000 compliance effort, or if its progress deviates from the projected timetable, Liggett will develop contingency plans it deems necessary to meet compliance deadlines at that time. Due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or its vendors or customers have addressed this issue successfully.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. As of November 13, 1998, list price increases during 1998 amount to $1.85 per carton. On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton. This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton. This action was matched by Liggett and the other manufacturers. On May 11, 1998, Philip Morris and RJR announced a third list price increase of $.50 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week. On July 31, 1998, Philip Morris announced a fourth list price increase of $.60 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and the Company and other cigarette manufacturers. As of September 30, 1998, there were approximately 275 individual suits, 45 purported class actions and 110 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Note 8 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.)

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

         In March 1997, Liggett, the Company and plaintiffs filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET al., United States District Court, Southern District of West Virginia. On July 2, 1998, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. On September 10, 1998, the Circuit Court held a hearing with respect to the parties' motion for reaffirmance of preliminary approval of the amended agreement. The court has not yet ruled on this motion. The WALKER court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

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

         The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements and $16,902 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued because the Company cannot quantify the future costs of the settlements as the amounts Liggett must pay are based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. (See the discussions of the tobacco litigation settlements appearing in Note 8 to the Company's Consolidated Financial Statements.)

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


RESULTS OF OPERATIONS

                          REVENUES             OPERATING INCOME              REVENUES              OPERATING INCOME
                     -------------------      -------------------       -------------------       ------------------
                     THREE MONTHS ENDED       THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                       SEPTEMBER 30,             SEPTEMBER 30,            SEPTEMBER 30,             SEPTEMBER 30,
                     -------------------      -------------------       -------------------       ------------------
                     1998         1997         1998         1997         1998        1997          1998        1997
                  ---------    ---------      -------      ------      --------    --------       -------    -------
Liggett            $ 85,630     $ 79,368      $ 8,685      $4,581      $234,654    $223,811       $23,830    $ 9,380

Liggett-Ducat        22,572       20,940        2,200       1,398        69,613      53,095         9,679      3,012

Other                                           2,116         786                                      95      1,138
                   --------     --------      -------      ------      --------    --------       -------    -------

Total              $108,202     $100,308      $13,001      $6,765      $304,267    $276,906       $33,604    $13,530
                   ========     ========      =======      ======      ========    ========       =======    =======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

         REVENUES. Total revenues were $108,202 for the three months ended September 30, 1998 compared to $100,308 for the three months ended September 30, 1997. This 7.9% increase in revenues was due to a $6,262 or 7.9% increase in revenues at Liggett and an increase of $1,632 or 7.8% in revenues at Liggett-Ducat. The increases in revenues in both the premium and discount segments at Liggett were due to price increases of $15,723 (see "Recent Developments in the Cigarette Industry - Pricing Activity") partially offset by an 11.7% decrease in Liggett's unit sales volume (188.6 million units) accounting for $9,264 in volume variance and an unfavorable product mix of $197. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the three months ended September 30, 1998 amounted to $26,986 and represented 31.5% of Liggett's total revenues, compared to $26,867 and 33.9% of total sales for the same period in 1997. In the premium segment, revenues increased by 0.4% ($119) over the three months ended September 30, 1998, compared to the same period in 1997, due to price increases of $4,010, partially offset by a 14.5% decline in unit sales volume (64.6 million units) accounting for $3,891 in volume variance.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended September 30, 1998 amounted to $58,644 and represented 68.5% of Liggett's total revenues, compared to $52,501 and 66.1% of total sales for the same period in 1997. In the discount segment, revenues increased by 11.7% ($6,143) over the three months ended September 30, 1998, compared to the same period in 1997, due to price increases of $11,713 partially offset by a 10.6% decline in unit sales volume (approximately 124.0 million units) accounting for $5,566 in volume variance and an unfavorable product mix among the discount brand categories of $4. For the three months ended September 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $384 higher, with costs per thousand units increasing $0.63 per thousand.

         Net sales at Liggett-Ducat for the three months ended September 30, 1998 increased 7.9% ($1,632) over the same period in 1997 due primarily to an increase of 33.4% ($6,998) in unit sales volume (1,240.6 million units) and favorable product mix of 1.9% ($400). This increase was partially offset by price decreases of 27.5% ($5,766) due to devaluation of the Russian currency.

         GROSS PROFIT. Gross profit was $61,116 for the three months ended September 30, 1998 compared to $47,263 for the three months ended September 30, 1997, an increase of $13,853 when compared to the same period last year, reflecting an increase in gross profit at Liggett of $10,850 and an increase at Liggett-Ducat of $3,002 for the three months ended September 30, 1998 compared to the same period in the prior year.

         In the three months ended September 30, 1998, Liggett's premium and discount brands contributed 30% and 59%, respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 35% and 57%, respectively, to total Company gross profit. Liggett-Ducat contributed 11% to the Company's overall gross profit for the three months ended September 30, 1998 compared to 8.0% in the same period in 1997.

         Gross profit at Liggett of $54,247 for the three months ended September 30, 1998 increased due primarily to the price increases discussed above. (See "Recent Developments in the Cigarette Industry - Pricing Activity".) As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 78.9% for the three months ended September 30, 1998 compared to 72.2% for the same period in 1997, with gross profit for the premium segment at 80.8% and 76.5% in the third quarter of 1998 and 1997, respectively, and gross profit for the discount segment at 78.0% and 69.8% in the third quarter of 1998 and 1997, respectively. This increase is the result of the September 1997, January 1998, April 1998, May 1998 and August 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 35.0% for the three months ended September 30, 1998 compared to 21.2% in the same period in 1997.

         EXPENSES. Operating, selling and general expenses were $48,115 for the three months ended September 30, 1998 compared to $40,498 for the same period last year due to increases in expenses at Liggett of $6,841 and at Liggett-Ducat of $1,186 and higher expenses at corporate resulting from non-cash charges for consulting services. Selling, general and administrative expenses at Liggett were $45,562 for the three months ended September 30, 1998 compared to $38,721 for the same period for the prior year. This increase in expense was due primarily to $4,059 in higher promotional and marketing costs as well as higher legal expenses, including non-cash stock-based expense of $2,019 at Liggett, partially offset by reductions in systems development costs of $648 and reduced administrative costs.

         OTHER INCOME (EXPENSE). Interest expense was $20,138 for the three months ended September 30, 1998 compared to $15,791 for the same period last year, an increase of $4,347 primarily due to the debt restructuring at BGLS and Liggett. (See Note 6 to the Company's Consolidated Financial Statements.) Additional interest expense of $821 at Liggett-Ducat and BOL was reported for the three months ended September 30, 1998, compared with the same period in 1997.

         Equity in earnings of affiliate was a loss of $8,935 for the three months ended September 30, 1998 compared to a loss of $6,984 for the three months ended September 30, 1997 and relates in both periods to New Valley's net loss applicable to common shares of $22,622 and $24,141, respectively.

         For the three months ended September 30, 1998, the losses from continuing operations were partially offset by the income from discontinued operations at New Valley of $3,208.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

         REVENUES. Total revenues were $304,267 for the nine months ended September 30, 1998 compared to $276,906 for the nine months ended September 30, 1997. This 9.9% increase in revenues was due to a $10,843 or 4.8% increase in revenues at Liggett and an increase of $16,740 or 31.7% at Liggett-Ducat. Revenues at Liggett increased in both the premium and discount segments due to price increases of $33,760 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $470 offset by a 10.4% decline in unit sales volume (486.8 million units) accounting for $23,387 in volume variance. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the nine months ended September 30, 1998 amounted to $76,898 and represented 32.8% of Liggett's total revenues, compared to $74,780 and 33.4% of total sales for the same period in 1997. In the premium segment, revenues grew by 2.8% ($2,118) due to price increases of $9,189 offset by a 9.5% decline in unit sales volume (119.3 million units) accounting for $7,071 in volume variance over the nine months ended September 30, 1998, compared to the same period in 1997.

         Liggett's discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) over this period amounted to $157,756 and represented 67.2% of Liggett's total revenues, compared to $149,031 and 66.6% of total sales for the same period in 1997. In the discount segment, revenues grew by 5.9% ($8,725) over the nine months ended September 30, 1998, compared to the same period in 1997, due to price increases of $24,751 and improved product mix among the discount brand categories of $277 offset by a 10.8% decline in unit sales volume (367.5 million units) accounting for $16,123 in volume variance. For the nine months ended September 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $929 lower, and costs per thousand units decreased $0.01 per thousand.

         The increase in tobacco revenues at Liggett-Ducat is attributable to increased unit sales volume of 35.9% ($18,962) and a favorable product mix of 0.5% ($262). This increase was slightly offset by price decreases of 4.7% ($2,485) due to devaluation of the Russian currency.

         GROSS PROFIT. Gross profit was $163,845 for the nine months ended September 30, 1998 compared to $131,065 for the nine months ended September 30, 1997, an increase of $32,780 or 25.0% when compared to the same period last year, due to price increases at Liggett and volume and price increases at Liggett-Ducat discussed above.

         Liggett's premium and discount brands contributed 31% and 57%, respectively, to the Company's overall gross profit for the nine months ended September 30, 1998 compared to the same period in 1997 during which Liggett's premium and discount brands contributed 35% and 58%, respectively. Liggett-Ducat contributed 12% to total Company gross profit for the nine months ended September 30, 1998 compared to 7% in the same period in 1997.

         Gross profit at Liggett for the nine months ended September 30, 1998 was $143,968 compared to $121,367 for the same period in the prior year. Liggett's gross profit as a percentage of its revenues (excluding federal excise taxes) for the period increased to 77.4% compared to 72.0% in the same period in the prior year. Gross profit for the premium segment was 79.8% and

76.3%, respectively, in the nine months ended September 30 of 1998 and 1997, respectively, and gross profit for the discount segment was 76.1% and 69.7% in 1998 and 1997, respectively. These increases are the result of the March 1997, September 1997, January 1998, April 1998, May 1998 and August 1998 list price increases and improved production variances. See "Recent Developments in the Cigarette Industry - Pricing Activity". These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 33.3% for the nine months ended September 30, 1998 compared to 20.4% in the same period in 1997.

         EXPENSES. Operating, selling, general and administrative expenses were $130,241 for the nine months ended September 30, 1998 compared to $117,535 for the same period last year. The increase of $12,706 is due primarily to $8,055 in higher spending for promotional and marketing programs, higher legal expenses of $5,042 including non-cash stock-based expense of $2,019 at Liggett. Such expenses were partially offset by the absence of the 1997 restructuring expenses which had included systems development costs of $3,541, and the absence of severance payments made in the comparable prior period.

        OTHER INCOME (EXPENSE). Interest expense was $60,561 for the nine months ended September 30, 1998 compared to $46,757 for the same period last year. The increase in interest expense was primarily due to charges for debt restructuring of approximately $9,000 at corporate and $3,800 at Liggett as well as an increase of $1,315 at BOL and Liggett-Ducat offset by lower interest expense due to lower outstanding balances on the revolving credit facility at Liggett.

        Equity in earnings of affiliate was a loss of $20,383 for the nine months ended September 30, 1998 compared to a loss of $21,335 for the nine months ended September 30, 1997 and relates to the decline in market value of the Class A Preferred Shares and to New Valley's net loss applicable to common shares of $67,051 in 1998 compared to its net loss of $72,241 in 1997. The loss is offset by income from New Valley's discontinued operations of $3,208 for the nine months ended September 30, 1998.

        For the nine months ended September 30, 1998, a gain on the sale of various assets of $2,025 is compared to the gain of $23,086 for the same period in 1997 which included the sale of the BML shares and surplus realty at Liggett, and proceeds from a legal settlement. See Notes 3 and 8 to the Company's Consolidated Financial Statements.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $1,636 and $420 for the nine months ended September 30, 1998 and September 30, 1997, respectively. Net cash used in operating activities was $17,847 and $30,511 for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in the 1998 period was $12,664 lower than in the same period in 1997, primarily due to a reduction in cash interest payments of approximately $7,000 at BGLS and an increase in net income at Liggett over the prior year of approximately $4,200. For the nine months ended September 30, 1997, net cash used in operations was due to a decrease in accounts payable and accrued expenses of approximately $21,600, and an increase in notes receivable of $32,500 due to the sale of the BML shares partially offset by a decrease in receivables at Liggett, equity in loss of affiliate of $14,400 and the impact of the deferred gain on the sale of the BML shares of approximately $22,000.

         Cash used in investing activities of $14,912 compares to cash provided of $33,234 for the periods ended September 30, 1998 and 1997, respectively. In 1998, capital expenditures of

$17,289, principally at Liggett-Ducat for construction of the new factory in Russia were partially offset by proceeds from sales of equipment. In 1997, proceeds included cash of $43,000 received in the sale of the BML shares to New Valley partially offset by capital expenditures of $9,857 at Liggett-Ducat, BOL and Liggett.

         Cash provided by financing activities was $33,838 for the nine months ended September 30, 1998 as compared with cash used in financing activities of $2,303 for the nine months ended September 30, 1997. Proceeds in the 1998 period include proceeds from the participating loan made by Western Realty Ducat of $25,000, cash of $10,144 received from the sale of common stock and exercise of stock options, proceeds from notes payable at BOL and corporate of $4,425 and an increase in cash overdraft at Liggett. Such proceeds were offset by net repayments of $1,616 on credit facilities at Liggett and Liggett-Ducat and distributions on common stock of $3,055. Distributions of common stock for the third quarter 1998 were paid on October 2, 1998. Proceeds from financing activities in 1997 include net borrowings under credit facilities at BOL and Liggett of $7,849. These proceeds were offset by repayments on debt including principally the required repurchase of $7,500 face amount of Liggett bonds on February 1, 1997 at a net gain of $2,963. Distributions on common stock of $4,102 in the 1997 period include distributions declared in the fourth quarter 1996 which were paid in January 1997 and distributions declared and paid in the first two quarters of 1997.

         LIGGETT. Liggett had a net capital deficiency of $183,268 at September 30, 1998 and is highly leveraged. In addition, the Liggett Notes mature on February 1, 1999 and the revolving credit facility (the "Facility") expires on March 8, 1999. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see "Recent Developments in the Cigarette Industry - Legislation and Litigation") and increased tobacco costs, there can be no assurance that Liggett will be able to meet its future earnings goals. Consequently, Liggett could be in violation its debt covenants, including covenants limiting the maximum permitted adjusted net worth and net working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the Liggett Notes' Indenture or refuse to lend under the Facility, Liggett would not be able to satisfy such demands or its working capital requirements. (See below for additional information concerning these covenants.)

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

         At maturity, the Liggett Notes will require a principal payment of $144,891. Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, Liggett also has a $40,000 Facility expiring March 8, 1999, under which $17,674 was outstanding at September 30, 1998. While Liggett's management currently intends to seek to refinance and/or restructure with Liggett's note holders the maturity requirements on the Liggett Notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, the Liggett Notes and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. (Refer to Note 1 to the Company's Consolidated Financial Statements.)

         On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender, $3,000 of which was released in November 1998. At September 30, 1998, the amount of $6,000 was classified in other assets on the Company's balance sheet. Availability under the Facility was approximately $8,091 based on eligible collateral at September 30, 1998. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 10.0% at September 30, 1998, which was reduced to 9.75% and 9.50% in October and November 1998, respectively. The Facility contains certain financial covenants similar to those contained in the Liggett Notes' Indenture including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $179,149 at September 30, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $2,450 at September 30, 1998). At September 30, 1998, Liggett was in compliance with all covenants under the Facility. The Facility, as amended, also provides that a default by Liggett under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements shall constitute an event of default under the Facility.

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

         BGLS. On March 5, 1998, BGLS entered into the Standstill Agreement whereby the Apollo Holders agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. (See "Recent Developments - The Company - Standstill Agreement".) At September 30, 1998, the carrying value of BGLS' long-term debt (net of unamortized discount of $19,259) was approximately $238,591, based on modification of the terms of the debt with the Apollo Holders.

         The 14.500% Subordinated Debentures due 1998 in principal amount of $800 were paid at maturity on April 1, 1998.

         Liggett-Ducat is building a new cigarette factory on the outskirts of Moscow. The new factory, which will utilize Western cigarette making technology and have a capacity of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Ducat has made a $26,300 participating loan to, and payable out of a 30% profits interest, in a company organized by BOL, Western Tobacco, which holds BOL's interests in Liggett-Ducat and the new manufacturing facility. (See "Recent Developments - New Valley" and Note 3 to the Company's Consolidated Financial Statements.) In addition, BOL has entered into equipment purchases of approximately $35,400, of which $28,800 will be financed over five years beginning in 1998. The Company is a guarantor of one of the purchases for which the remaining obligation is approximately $7,000.

         THE COMPANY. The Company has remaining scheduled debt maturities of approximately $1,807 due in the year 1998. Liggett has a payment due on the Liggett Notes at maturity on February 1, 1999 of approximately $145,000 and the Facility expires on March 8, 1999. The Company believes that it will continue to meet its liquidity requirements through 1998, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At September 30, 1998, the remaining amount available through December 31, 1998 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $11,086. Company expenditures remaining in 1998 at September 30, 1998 include dividends on the Company's shares (currently at an annual rate of approximately $6,100) and corporate expense. Third quarter distributions on common stock were made on October 2, 1998 in the amount of $1,534. The Company anticipates funding 1998 current operations and long-term growth with the proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries of approximately $3,600 and distributions from New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the

"safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. Liggett has a high degree of leverage and substantial near-term debt service requirements, including a payment at maturity of the Liggett Notes of $144,891 on February 1, 1999, as well as a significant net worth deficiency and working capital deficiency, and is highly dependent upon its revolving credit facility which currently expires in March 1999. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency and recent losses from continuing operations. The Indenture for the BGLS Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been issued or sold by the Company during the three months ended September 30, 1998, except as follows: On August 28, 1998, the Company awarded to four members of a law firm that represents the Company and Liggett 470,000 shares of its common stock.

              The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act or did not involve a "sale" under the Securities Act.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              As of September 30, 1998, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,071,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares): (1) $204.1 million or $190.44 per Class A Share; and (2) $158.9 million or $56.94 per Class B Share.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS

              3.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Company.

            *10.1 Brooke Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to the Company's Proxy Statement dated September 15, 1998, Commission File No. 1-5759).

             *10.2 Stock Option Agreement, dated July 20, 1998, between the Company and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the amendment no. 5 to the
                           Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of the Company).

             10.3 Stock Option Agreement, dated July 20, 1998, between the Company and Howard M. Lorber.

             10.4 Amended and Restated Stock Option Agreement, dated as of October 12, 1998, by and between the Company and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel R. Benson.

             27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

             27.2 BGLS Inc.'s Financial Data Schedule (for SEC use only).

             99.1          Material Legal Proceedings.

             99.2 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended September 30, 1998 and 1997.

             99.3 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended September 30, 1998 and 1997.

             99.4 Brooke (Overseas) Ltd.'s Interim Consolidated Financial Statements for the quarterly periods ended September 30, 1998 and 1997.

             99.5 New Valley Holdings, Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended September 30, 1998 and 1997.

              (b)          REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES





    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              BROOKE GROUP LTD.
                                              (REGISTRANT)



                                               By: /s/ Joselynn D. Van Siclen
                                                   ----------------------------
                                                   Joselynn D. Van Siclen
                                                   Vice President and Chief
                                                   Financial Officer


Date:  November 13, 1998






                                               BGLS INC.
                                               (REGISTRANT)



                                               By: /s/ Joselynn D. Van Siclen
                                                   ----------------------------
                                                   Joselynn D. Van Siclen
                                                   Vice President and Chief
                                                   Financial Officer

Date:  November 13, 1998