Form 10-K405
period 1998-12-31
BROOKE GROUP LTD; BGLS INC
filed 1999-04-08
CIK 59440, 927388

================================================================================
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-K

                                  --------------

           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                  --------------

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

                                  --------------

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Brooke Group Ltd. as of March 26, 1999 was approximately $196,000,000. Directors and officers and ten percent or greater stockholders of Brooke Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         At March 26, 1999, Brooke Group Ltd. had 20,943,730 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-K


                        T A B L E   O F   C O N T E N T S
                        ---------------------------------

                                                                                                               PAGE

                                                  PART I
Item 1.   Business.....................................................................................         1
Item 2.   Properties...................................................................................        18
Item 3.   Legal Proceedings............................................................................        19
Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrants........................................................        19

                                                 PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters........................        22
Item 6.   Selected Financial Data......................................................................        23
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        38
Item 8.   Financial Statements and Supplementary Data..................................................        39
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        39

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrants..........................................        40
Item 11.  Executive Compensation.......................................................................        40
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................        40
Item 13.  Certain Relationships and Related Transactions...............................................        40

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        41

SIGNATURES.............................................................................................        53

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Brooke Group Ltd. (the "Company"), a Delaware corporation founded in 1980, is a holding company for a number of businesses. The Company is principally engaged, through its subsidiary Liggett Group Inc. ("Liggett"), in the manufacture and sale of cigarettes in the United States; through its subsidiary Brooke (Overseas) Ltd. ("BOL"), in the manufacture and sale of cigarettes in Russia; and through its investment in New Valley Corporation ("New Valley"), in the investment banking and brokerage business, in real estate development in Russia, in the ownership and management of commercial real estate in the United States and in the acquisition of operating companies. The Company holds such businesses through its wholly-owned subsidiary, BGLS Inc. ("BGLS"), a Delaware corporation organized in 1990.

         The Company is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of the Company, BGLS and New Valley, who beneficially owns approximately 43% of the Company's common stock. The principal executive offices of the Company and BGLS are located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

LIGGETT GROUP INC.

         GENERAL. The Company's tobacco business in the United States is conducted through its indirect wholly-owned subsidiary Liggett, which is the operating successor to the Liggett & Myers Tobacco Company. Substantially all of Liggett's manufacturing facilities are located in or near Durham, North Carolina.

         Liggett is engaged in the manufacture and sale of cigarettes, primarily in the United States. Liggett's management believes, based on published industry sources, that Liggett's domestic shipments of approximately 5.91 billion cigarettes during 1998 accounted for 1.3% of the total cigarettes shipped in the United States during such year. This market share percentage is unchanged from 1997, but represents a decline of 0.5% from 1996. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 270 combinations of length, style and packaging.

         Liggett produces four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. Liggett's premium cigarettes represented approximately 30%, 33% and 31% of net sales (excluding federal excise taxes) in 1998, 1997 and 1996, respectively. Liggett's management believes, based on published industry sources, that Liggett's share of the premium market segment was approximately 0.5% for 1998, compared to 0.5% and 0.7% for 1997 and 1996, respectively. See "Philip Morris Brand Transaction" for information concerning a transaction involving the L&M, CHESTERFIELD and LARK brands, which represented approximately 16.1%, 18.1% and 17.5% of net sales (excluding federal excise taxes) in 1998, 1997 and 1996, respectively.

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. Liggett's management believes, based on published industry sources, that Liggett held a share of approximately 3.5% of the discount market segment for 1998 and 1997, compared to 4.8% for 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional information concerning Liggett's premium and discount product sales.

         At the present time, Liggett has no foreign operations. Liggett does not own the international rights to its premium cigarette brands, which are actively marketed by other companies in foreign markets, thereby adversely affecting Liggett's ability to penetrate such markets. Liggett does, however, export other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 57 million units accounted for approximately 1% of Liggett's 1998 total unit sales volume. Revenues from export sales were $0.6 million for 1998, compared to $0.8 million and $3.3 million for 1997 and 1996, respectively. Operating loss attributable to export sales in 1998 amounted to approximately $0.07 million compared to operating losses of $0.1 million and $1.8 million in 1997 and 1996, respectively.

         BUSINESS STRATEGY. Liggett's near-term business strategy is to further reduce certain operating and selling costs in order to increase the profitability of both its premium and discount products, and to reduce its investment in working capital. As part of this strategy, in 1996, Liggett continued its efforts, initiated in 1994, to reduce costs by, among other things, offering voluntary retirement programs to eligible employees and reducing headcount by an additional 38 positions.

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

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 26.9% of net sales in 1998, approximately 19.4% of net sales in 1997, and approximately 13.9% of net sales in 1996. Sales to this customer were primarily in the private label discount segment and constituted approximately 32.8%, 29.1% and 20.3% of Liggett's discount segment sales in 1998, 1997 and 1996, respectively.

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

         MANUFACTURING. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 1998, approximately 62% of Liggett's commitments were for the purchase of foreign tobacco. Increasing tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments will have an unfavorable impact on Liggett's operations during 1999.

         Liggett's cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 270 different brand styles under Eve's and CECOA's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

         COMPETITION. Liggett is the smallest of the five major manufacturers of cigarettes in the United States. The four largest manufacturers of cigarettes are Philip Morris Incorporated ("PM"), R.J. Reynolds Tobacco Company ("RJR"), Brown & Williamson Tobacco Corporation ("B&W"), and Lorillard Tobacco Company, Inc. ("Lorillard").

         There are substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and strong brand loyalty. In this industry, the major cigarette manufacturers compete among themselves for market share on the basis of brand loyalty, advertising and promotional activities and trade rebates and incentives. Liggett's four major competitors all have substantially greater financial resources and most of these competitors' brands have greater sales and consumer recognition than Liggett's brands.

         Liggett's management believes, based on published industry sources, that Philip Morris' and RJR's sales together accounted for approximately 73.4% of the domestic cigarette market in 1998. Liggett's domestic shipments of approximately 5.91 billion cigarettes during 1998 accounted for 1.3% of the approximately 460.9 billion cigarettes shipped in the United States during such year, compared to 6.45 billion cigarettes (1.3%) and 8.95 billion cigarettes (1.9%) during 1997 and 1996, respectively.

         Industry-wide shipments of cigarettes in the United States have been declining for a number of years. Consistent with published industry sources that domestic industry-wide shipments declined by approximately 4.5% in 1998, Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have augmented cigarette price increases.

         Historically, because of their dominant market share, Philip Morris and RJR have been able to determine cigarette prices for the various pricing tiers within the industry and the other cigarette manufacturers have brought their prices into line with the levels established by the two industry leaders. Off-list price discounting by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly greater than the manufacturers' list price gap.

         PHILIP MORRIS BRAND TRANSACTION. On November 20, 1998, the Company and Liggett entered into a definitive agreement with PM which provides for PM to purchase options in an entity which will hold three cigarette brands, L&M, CHESTERFIELD AND LARK (the "Marks"), held by Liggett's subsidiary, Eve. As contemplated by the agreement, Liggett and PM entered into additional agreements (collectively, the "PM Agreements") on January 12, 1999 to effectuate the transactions.

         Under the terms of the PM Agreements, Eve will contribute the Marks to Brands LLC ("LLC"), a newly-formed limited liability company, in exchange for 100% of two classes of LLC interests, the Class A Voting Interest (the "Class A Interest") and the Class B Redeemable Nonvoting Interest (the "Class B Interest"). PM acquired two options to purchase such interests (the "Class A Option" and the "Class B Option"). On December 2, 1998, PM paid Eve a total of $150 million for such options, $5 million for the Class A Option and $145 million for the Class B Option. The payments were used to fund the redemption of Liggett's Senior Secured Notes on December 28, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity."

         The Class A Option entitles PM to purchase the Class A Interest for $10.1 million. The statutory waiting period under the Hart-Scott-Rodino Act regarding the exercise by PM of the Class A Option expired on February 12, 1999. On March 19, 1999, PM exercised the Class A Option with the closing scheduled for June 10, 1999, subject to customary closing conditions.

         The Class B Option will entitle PM to purchase the Class B Interest for $139.9 million. The Class B Option will be exercisable during the 90-day period beginning on December 2, 2008, with PM being entitled to extend the 90-day period for up to an additional six months under certain circumstances. The Class B Interest will also be redeemable by the LLC for $139.9 million during the same period the Class B Option may be exercised.

         The LLC will seek to borrow $134.9 million (the "Loan") from a lending institution. The Loan will be guaranteed by Eve and collateralized by a pledge by the LLC of the Marks and of the LLC's interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B Interest. In connection with the closing of the Class A Option, the LLC will distribute the Loan proceeds to Eve with respect to its Class B Interest. The cash exercise price of the Class B Option and the LLC's redemption price will be reduced by the amount distributed to Eve. Upon PM's exercise of the Class B Option or the LLC's exercise of its redemption right, PM or the LLC, as relevant, will be required to procure Eve's release from its guaranty. The Class B Interest will be entitled to a guaranteed payment of $500,000 each year with the Class A Interest allocated all remaining LLC income or loss.

         The LLC will grant PM an exclusive license of the Marks for an 11 year term at an annual royalty based on sales of cigarettes under the Marks, subject to a minimum annual royalty payment equal to the annual debt service obligation on the Loan plus $1 million.

         If PM fails to exercise the Class B Option, Eve will have an option to put its Class B Interest to PM, or PM's designees (the "Eve Put Option"), at a put price that is $5 million less than the exercise price of the Class B Option (and includes PM's procuring Eve's release from its Loan guarantee). The Eve Put Option is exercisable at any time during the 90-day period beginning March 2, 2010.

         If the Class B Option, the LLC's redemption right and the Eve Put Option expire unexercised, the holder of the Class B Interest will be entitled to convert the Class B Interest, at its election, into a Class A Interest with the same rights to share in future profits and losses, the same voting power and the same claim to capital as the entire existing outstanding Class A Interest, i.e., a 50% LLC interest.

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

         Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. The Comprehensive Smoking Education Act ("csea"), which became effective in October 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements on a quarterly rotating basis: "SURGEON GENERAL'S
WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Shortened versions of these statements are also required, on a rotating basis, on billboard advertisements. By a limited eligibility amendment to the csea, for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning: "SMOKING IS ADDICTIVE" on its cigarette packages.

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

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it is preempted by federal law; however, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. The enactment of this legislation has encouraged efforts to enact similar legislation in other states.

         In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. After an audit, the United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement in 1994 and was subject to a DMA of approximately $5.5 million. Liggett agreed to pay this assessment in quarterly installments, with interest, over a five-year period. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, Liggett was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

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

         In April 1998, the Company announced that Liggett had reached an agreement with the United States Department of Justice (the "DOJ") to cooperate with its ongoing criminal investigation of the tobacco industry. The agreement does not constitute an admission of any wrongful behavior by Liggett. The DOJ has not provided immunity to Liggett and has full discretion to act or refrain from acting with respect to Liggett in the investigation.

         In September 1998, Liggett received a subpoena from a federal grand jury in the Eastern District of Philadelphia investigating possible antitrust violations in connection with the purchase of tobacco by and for tobacco companies. Liggett has responded to this subpoena. Liggett and the Company are unable, at this time, to predict the outcome of this investigation.

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. Additionally, in November 1998, the citizens of California voted in favor of a 50 cents per pack tax on cigarettes sold in that state.

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

         The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an extraordinary increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, the Company is unable to evaluate. As of December 31, 1998, there were approximately 270 individual suits, approximately 50 purported class actions or actions where class certification has been sought and approximately 85 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

         In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross/Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District courts in New York, Chicago and Seattle and seek billions of dollars in damages. Recently, the Seattle action was dismissed by the court; however, the industry's request for dismissal was denied by the court in New York. The lawsuits allege conspiracy, fraud, misrepresentation, violation of federal racketeering and antitrust laws as well as other claims.

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

         In March 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation. The Castano Class was decertified by the court. In March 1997, the Company and Liggett entered into a comprehensive settlement, subject to court approval, of tobacco litigation with a nationwide class of individuals and entities that allege smoking-related claims. Additionally, in 1996, 1997 and 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released the Company and Liggett from all tobacco claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. On November 23, 1998, Liggett, along with the other major tobacco companies, entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas. Upon final judicial approval, the MSA replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota.

         Liggett has been involved in certain environmental and other proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. Liggett's current operations are conducted in accordance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

         Management believes that Liggett is in compliance in all material respects with the laws regulating cigarette manufacturers.

         See Item 3, "Legal Proceedings", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Cigarette Industry - Legislation, Regulation and Litigation" and Note 16 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation and of the MSA and the Company's and Liggett's other settlements.

BROOKE (OVERSEAS) LTD.

         LIGGETT-DUCAT LTD. BOL, a wholly-owned subsidiary of BGLS, is engaged in the manufacture and sale of cigarettes in Russia through Liggett-Ducat Ltd. ("Liggett Ducat"), a Russian joint stock company. BOL owns a 99.9% equity interest in Liggett-Ducat.

         Liggett-Ducat, one of Russia's leading cigarette producers since 1892, manufactured and marketed 20.3 billion cigarettes in 1998. Liggett-Ducat produces or has rights to produce 26 different brands of cigarettes, including Russian brands such as PEGAS, PRIMA, NOVOSTI and BALOMORKANAL.

         Liggett-Ducat manufactures three types of cigarettes: filter, non-filter and papirossi. Papirossi is a traditional type of Russian cigarette featuring a long paper filter comprising two-thirds of the cigarette with tobacco filling up the balance. In 1998, Liggett-Ducat sold 6.5 billion filter cigarettes (32%), 9.9 billion non-filter cigarettes (49%) and 3.9 billion papirossi (19%).

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

         Liggett-Ducat has produced its cigarettes in a 150,000 square foot factory complex located on Gasheka Street in downtown Moscow and operates a 150,000 square foot warehouse outside of the city. Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow on land it has leased for a term of 49 years. The new factory, which will utilize Western cigarette making technology and have a capacity in excess of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. The existing factory is currently scheduled to close in March 1999 with production starting in the new factory in mid-1999.

         Liggett-Ducat currently manufactures its cigarettes on 27 production lines, comprised of both Russian-made and imported machinery. In recent years, Liggett-Ducat has upgraded the equipment at the existing factory to improve its operations and all upgraded equipment will be utilized at the new factory. In 1997, Liggett-Ducat completed installation of an upgraded primary processing complex manufactured by GBE Tobacco. The upgraded primary equipment will be moved to, and expanded in the new factory, allowing Liggett-Ducat to produce American blend, international blend and traditional Russian cigarettes. In addition, Liggett-Ducat acquired a new filter-making complex from Hoechst Celanese which allows Liggett-Ducat to produce Western quality filters, previously purchased from outside vendors, and installed a new rejected cigarette tobacco reclamation machine to reduce waste. Liggett-Ducat has acquired 10 new high-speed tobacco lines which will be utilized at the new factory.

         The Russian cigarette market is one of the largest and fastest growing cigarette markets in the world. Annual consumption of cigarettes is estimated at 300 billion units in Russia (1998 estimate), making the market the fourth largest in the world after the United States, China and India. The potential size of the market is estimated by management at up to 400 billion units per year. Approximately 61% of Russian men and 17% of Russian women are estimated to smoke cigarettes. The market has been growing rapidly over the past several years (particularly the female market) as imported cigarettes have become available to satisfy increasing demand.

         While growth in consumption had been restrained historically by static domestic cigarette making capacity, recent increases in domestic production capacity resulted in an estimated 20% increase in domestic production to approximately 170 billion cigarettes (57% of the market) in 1997. Excess demand and demand for Western style cigarettes were satisfied by approximately 130 billion units of imported cigarettes (43% of the market) in 1997. This trend continued during the first half of 1998; however, imports declined significantly starting in August 1998 with the onset of the Russian financial crisis and the devaluation of the ruble. Initial industry estimates indicate that imports declined by approximately 30% in the September through December period of 1998 over the prior year period. The decline in imports has continued during the first quarter of 1999.

         Russian customs legislation continues to support local producers. During 1996 and 1997, the Russian Government raised the duties on imported cigarettes several times to a current effective rate of 115% of cost. In the past, many imported cigarettes were sold illegally without payment of required duties. Recent efforts to improve enforcement of import duties have maintained the differential between the price of imported and domestic cigarettes. Imported cigarettes currently range in price at retail from approximately 8 to 23.5 rubles ($.35 to $1.03) per pack, as compared to domestically produced cigarettes which sell for approximately 1.8 to 7.5 rubles ($.08 to $.33) per pack.

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

         SALE OF BROOKEMIL LTD. Until January 31, 1997, BOL was also engaged in the real estate development business in Moscow through its subsidiary BrookeMil Ltd. ("BML"). On January 31, 1997, BOL entered into a stock purchase agreement (the "Purchase Agreement") with New Valley, pursuant to which BOL sold 10,483 shares of the common stock of BML to New Valley, comprising 99.1% of the outstanding shares of BML (the "BML Shares"). New Valley paid to BOL, for the BML Shares, a purchase price of $55 million, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of New Valley (the "Note"). The Note, which was collateralized by the BML Shares, was paid during 1997. The transaction was approved by the independent members of the Board of Directors of the Company. The Company retained independent legal counsel in connection with the evaluation and negotiation of the transaction. See Notes 5 and 16 to the Company's Consolidated Financial Statements for a discussion of the transaction and information regarding a pending lawsuit relating to New Valley's purchase of the BML Shares.

         The site of the proposed third phase of the Ducat Place project being developed by BML is currently used by Liggett-Ducat as the site for its existing cigarette factory. In connection with the sale of the BML Shares, Liggett-Ducat entered into a Use Agreement with BML whereby Liggett-Ducat is permitted to continue to utilize the site on the same basis as in the past. The Use Agreement is terminable by BML on 270 days' prior notice. In addition, New Valley has the right under the Purchase Agreement to require BOL and BGLS to repurchase this site for the then appraised fair market value, but in no event less than $13.6 million, during the period Liggett-Ducat operates the factory on such site. Liggett-Ducat, which is constructing a new factory on the outskirts of Moscow which is currently scheduled to be operational by mid-1999, will vacate the site upon completion of the new factory.

NEW VALLEY CORPORATION

         GENERAL. New Valley is engaged, through its ownership of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), in the investment banking and brokerage business, through its ownership of

BML, in the real estate development business in Russia, through its New Valley Realty division, in the ownership and management of commercial real estate in the United States, and in the acquisition of operating companies. New Valley is registered under the Securities Exchange Act of 1934 as amended (the "Exchange Act") and files periodic reports and other information with the Securities and Exchange Commission (the "SEC").

         The Company indirectly holds, through BGLS and BGLS' wholly-owned subsidiary, New Valley Holdings, Inc. ("NV Holdings"), approximately 42% of the voting interest in New Valley. This approximate 42% interest consists, as of March 26, 1999, of (i) 19,748 shares of common stock (the "Common Shares") (approximately 0.2% of the class) and 250,885 shares of $3.00 Class B Cumulative Convertible Shares (the "Class B Preferred Shares") (approximately 9.0% of the class) held directly by BGLS and (ii) 3,969,962 Common Shares (approximately 41.4% of the class) and 618,326 $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares (the "Class A Preferred Shares") (approximately 57.7% of the class) held by NV Holdings. See Note 3 to the Company's Consolidated Financial Statements.

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

         PROPOSED RECAPITALIZATION PLAN. New Valley intends to submit for approval of its stockholders at its 1999 annual meeting a proposed recapitalization of its capital stock (the "Recapitalization Plan"). Under the Recapitalization Plan, each of New Valley's outstanding Class A Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The number of authorized Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of New Valley's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by New Valley for a three-year period. Upon completion of the Recapitalization Plan, New Valley will apply for listing of the Common Shares and Warrants on NASDAQ.

         Completion of the Recapitalization Plan would be subject to, among other things, approval by the required holders of the various classes of New Valley's shares, effectiveness of the New Valley proxy statement and prospectus for the annual meeting, receipt of a fairness opinion and compliance with the Hart-Scott-Rodino Act.

         The Company has agreed to vote all of its shares in New Valley in favor of the Recapitalization Plan. As a result of the Recapitalization Plan and assuming no warrant holder exercises its warrants, the Company will increase its ownership of the outstanding Common Shares of New Valley from 42.3% to 55.1% and its total voting power from 42% to 55.1%.

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

         Ladenburg is a wholly-owned subsidiary of Ladenburg Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. In July 1997, Ladenburg Thalmann International ("LTI"), a wholly-owned subsidiary of Ladenburg Group, together with Societe Generale, formed a fund with an initial capitalization of $90.5 million for investment in public and private equity securities in Ukraine. LTI's Kiev office serves as investment advisor to the fund.

         BROOKEMIL LTD. On January 31, 1997, New Valley acquired the BML Shares, representing 99.1% of the outstanding shares of BML, from BOL. New Valley paid to BOL a purchase price of $55 million, consisting of $21.5 million in cash and the $33.5 million Note. The Note, which was collateralized by the BML Shares, was paid during 1997. The source of funds used by New Valley for the acquisition, including the payment of the Note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale. The amount of consideration paid by New Valley was determined based on a number of factors including current valuations of the assets, future development plans, local real estate market conditions and prevailing economic and political conditions in Russia.

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

         BML is developing the three-phase Ducat Place complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. The first phase of the project, Ducat Place I, a 46,500 square foot Class-A office building, was successfully built and leased in 1993, and sold by BML to a tenant in April 1997. In 1997, BML completed construction of Ducat Place II, a premier 150,000 square foot office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco, Lukoil-Arco and Morgan Stanley. The development of the third phase, Ducat Place III, is planned as a 450,000 square foot mixed-use complex.

For further information with respect to this transaction, see "Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.".

         WESTERN REALTY DUCAT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58.75 million, including the investment in Western Realty Repin discussed below. Through December 31, 1998, Apollo had funded $32.4 million of its investment in Western Realty Ducat.

         The ownership and voting interests in Western Realty Ducat are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40 million), together with a 15% annual rate of return, and New Valley will then be entitled to a return of $20 million of BML-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, New Valley will account for its non-controlling interest in Western Realty Ducat on the equity method. See Note 4 to New Valley's Consolidated Financial Statements accompanying this report.

         The Company, New Valley and their affiliates have other business relationships with affiliates of Apollo. In January 1996, New Valley acquired, from an affiliate of Apollo, the Shopping Centers for $72.5 million. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo have owned a substantial amount of debt securities of BGLS and hold warrants to purchase common stock of the Company. See Note 9 to the Company's Consolidated Financial Statements.

         Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30 million participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, holds BOL's interests in Liggett-Ducat and the new factory being constructed by Liggett-Ducat on the outskirts of Moscow.

         WESTERN REALTY REPIN. In June 1998, New Valley and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25 million participating loan to BML (the "Repin Loan"). The proceeds of the Repin Loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River (the "Kremlin Sites"). The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. BML is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites. BML owned 94.6% of one site and 52% of the other site at December 31, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18.75 million), together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment ($6.25 million), together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

         Through December 31, 1998, Western Realty Repin has advanced $19.1 million (of which $14.3 million was funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if any, made to BML by the entities owning the Kremlin Sites. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the Repin Loan to repay New Valley for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

         As of December 31, 1998, BML had invested $18 million in the Kremlin Sites and held approximately $252,000, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6 million in 1999 and $22 million in 2000 in the development of the property. BML funded $4.8 million of this amount in the first quarter of 1999.

         NEW VALLEY REALTY DIVISION. In January 1996, New Valley acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The Office Buildings and Shopping Centers are being operated through New Valley's New Valley Realty division. As discussed below, on September 28, 1998, New Valley sold the Office Buildings.

         The Office Buildings consisted of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. New Valley acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller was an affiliate of Bellemead Development Corporation, which was indirectly wholly-owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows: (i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan; (ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan; (iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranged from approximately 50,300 square feet to approximately 244,000 square feet.

         New Valley acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and the Office Buildings were fully occupied at the time of sale.

         In January 1996, New Valley acquired the Shopping Centers from various limited partnerships (the "Partnerships") affiliated with Apollo for an aggregate purchase price of $72.5 million. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. New Valley acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in each Shopping Center is leased to a variety of commercial tenants and, as of December 31, 1998, the aggregate occupancy of the Shopping Centers was approximately 94%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

         The purchase price paid for each Shopping Center was as follows: (i) $3.9 million for the Marathon Shopping Center property, located in Marathon, Florida; (ii) $9.8 million for the Village

Royale Plaza Shopping Center property, located in Royal Palm Beach, Florida;
(iii) $6.0 million for the University Place property, located in Lincoln, Nebraska; (iv) $9.6 million for the Coronado Shopping Center property, located in Santa Fe, New Mexico; (v) $7.3 million for the Holly Farm Shopping Center property, located in Milwaukee, Oregon; (vi) $10.6 million for the Washington Plaza property, located in Richland, Washington; (vii) $12.4 million for the Marysville Towne Center property, located in Marysville, Washington; and (viii) $12.9 million for the Kanawha Mall property, located in Charleston, West Virginia (the properties are subject to underlying mortgages in favor of senior lenders and second mortgages in favor of the Partnerships).

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

         The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. For information concerning other business relationships with affiliates of Apollo, see "Western Realty Ducat".

         In November 1997, New Valley sold its Marathon, Florida Shopping Center for $5.4 million and recognized a gain of $1.3 million on the sale.

         On September 28, 1998, New Valley completed the sale to institutional investors of the Office Buildings for an aggregate purchase price of $112.4 million and recognized a gain of $4.7 million on the sale. New Valley received approximately $13.4 million in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99 million of mortgage financing which was retired at closing.

         New Valley sold the Office Buildings in Michigan to PW/MS OP Sub I, LLC, a Delaware limited liability company (the "Michigan Purchaser"), and the Office Buildings in New Jersey to OTR, an Ohio general partnership acting as the duly authorized nominee of The State Teachers Retirement System of Ohio (the "New Jersey Purchaser"). The sale of the Office Buildings was effected pursuant to a Sale-Purchase Agreement (the "Sale-Purchase Agreement"), dated as of September 2, 1998, by and between New Valley and the Michigan Purchaser. Prior to the closing of the sale, the Michigan Purchaser assigned and delegated to the New Jersey Purchaser its rights and obligations under the Sale-Purchase Agreement pertaining to the purchase of the Office Buildings in New Jersey. The sale was negotiated on an arm's-length basis between New Valley and the Michigan Purchaser.

         THINKING MACHINES CORPORATION. Thinking Machines, New Valley's 73% owned subsidiary, designs, develops, markets and supports software offering prediction-based management solutions under the name LoyaltyStreamTM for businesses such as financial services and telecommunications providers to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream is DarwinR, a data mining software tool set with which a customer can analyze vast amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes, and then send this information through systems integration to those divisions of the customer which can use it to more effectively anticipate and solve business problems. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services.

         In February 1996, a subsidiary of New Valley made a $10.6 million investment and acquired a controlling interest in Thinking Machines in connection with Thinking Machines' emergence from bankruptcy. In December 1997, New Valley acquired for $3.15 million additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing stockholders which increased New Valley's ownership to approximately 73% of the outstanding Thinking Machines shares. In September 1998, New Valley made a $2 million loan due December 31, 1999 to Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing stockholders. In the first quarter of 1999, New Valley lent Thinking Machines an additional
$1.25 million.

         During the fourth quarter of 1996, Thinking Machines announced its intention to dispose of its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and sold its remaining parallel processing service business in April 1997 for $2.4 million in cash and a percentage of certain future operating profits. During 1997 and 1998, Thinking Machines received profit participation payments totaling $1.2 million and $37,000, respectively.

         MISCELLANEOUS INVESTMENTS. At December 31, 1998, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings Inc. (formerly known as PC411, Inc.), a development stage company which completed an initial public offering with net proceeds of $5.9 million in May 1997. CDSI is engaged in the marketing of an inventory control system for tobacco products through its subsidiary, Controlled Distribution Systems, Inc., and holds a minority interest in a business engaged in the delivery of an on-line electronic directory information service.

         In addition, as of December 31, 1998, New Valley's long-term investments consisted primarily of investments in limited partnerships of $9.2 million. See Note 8 to New Valley's Consolidated Financial Statements accompanying this report.

         New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that New Valley will be successful in targeting or consummating any such acquisitions.

         JOINT PLAN PROVISIONS; DISPOSITIONS PURSUANT TO THE JOINT PLAN. The Joint Plan of New Valley places restrictions on and requires approvals for certain transactions with the Company and its affiliates to which New Valley or a subsidiary of, or entity controlled by, New Valley may be party, including the requirements, subject to certain exceptions for transactions involving less than $1 million in a year or pro rata distributions on New Valley's capital stock, of approval by not less than two-thirds of the entire Board, including at least one of the directors elected by the holders of New Valley's preferred shares, and receipt of a fairness opinion from an investment banking firm. In addition, the Joint Plan requires that, whenever New Valley's Certificate of Incorporation provides for the vote of the holders of the Class A Senior Preferred Shares acting as a single class, such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by the Company. The foregoing provisions of the Joint Plan would terminate upon consummation of the proposed Recapitalization Plan.

         Pursuant to the Joint Plan, in November 1994, New Valley sold the assets and operations with which it provided domestic and international money transfer services, bill payment services, telephone cards, money orders and bank card services (collectively, the "Money Transfer Business") which included the capital stock of its subsidiary, Western Union Financial Services, Inc. ("FSI") and certain related assets, to First Financial Management Corporation ("FFMC"), and, in January 1995, it sold to FFMC all of the trademarks and trade names used in the Money Transfer Business and constituting the Western Union name and trademark. The aggregate purchase price was approximately $1.193 billion, including $893 million in cash and $300 million representing the assumption by FFMC of substantially all of New Valley's obligations under its pension plan. Pursuant to the Joint Plan, all of New Valley's debt and allowed claims were satisfied in full and all classes of equity and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

         In October 1995, New Valley completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of Western Union Data Services Company, Inc. to FFMC for $20 million, subject to certain adjustments.

EMPLOYEES

         At December 31, 1998, the Company and its subsidiaries had approximately 2,141 full-time employees, of whom approximately 466 were employed by Liggett, approximately 1,208 were employed by Liggett-Ducat and approximately 460 were employed by New Valley. Approximately 11% of the Company's (including its subsidiaries) employees are hourly employees and are represented by unions. The Company and its subsidiaries have not experienced any significant work stoppages since 1977, and the Company believes that relations with its employees and their unions are satisfactory.

ITEM 2. PROPERTIES

         The Company's and BGLS' principal executive offices are located in Miami, Florida. The Company leases 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which it shares with BGLS and New Valley and various of their subsidiaries. New Valley has entered into an expense-sharing arrangement for use of such office space. The lease expires in May 2003.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 1998, the principal properties owned or leased by Liggett are as follows:

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


         Liggett's Durham, North Carolina complex consists of ten major structures over approximately 17 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

         Liggett leases the Durham, North Carolina distribution center pursuant to a lease which expires in May 1999. Liggett has an option to purchase the leased property at any time during the term of the lease. Liggett utilizes approximately 40% of the distribution center. Liggett also leases excess space in its research facility to third parties.

         Liggett-Ducat has a 49-year land lease on a site on the outskirts of Moscow, Russia where Liggett-Ducat is building a new cigarette factory. Liggett-Ducat utilizes the site of its existing cigarette factory in Moscow pursuant to a Use Agreement with BML. See Item 1, "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd."

ITEM 3. LEGAL PROCEEDINGS

         Reference is made to Note 16, incorporated herein by reference, to the Company's Consolidated Financial Statements, which contains a general description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein by reference, for additional information regarding the pending material legal proceedings to which the Company, BGLS and/or Liggett are party. A copy of
Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn: Investor Relations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, the Company submitted the following matters to a vote of stockholders at its Annual Meeting of Stockholders held on October 15, 1998 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act.

         The matters voted upon at the Annual Meeting were (i) the election of four directors, (ii) an increase in the authorized number of shares of Common Stock of the Company from 40,000,000 to 100,000,000 and (iii) approval of the Brooke Group Ltd. 1998 Long-Term Incentive Plan, and the following is a tabulation of the results:

         Total shares of Common Stock outstanding as of September 14, 1998 (the record date) - 20,943,730

         Total shares of Common Stock voted in person or by proxy - 19,837,035

                             Election of Directors:

                                                               FOR                    WITHHOLD
                                                              -----                   --------
                    Robert J. Eide                         19,504,891                 332,144
                    Bennett S. LeBow                       19,498,632                 338,403
                    Jeffrey S. Podell                      19,504,891                 332,144
                    Jean E. Sharpe                         19,504,891                 332,144

                                          Increase in Authorized Shares:

                                 FOR                         AGAINST                  ABSTAIN
                                -----                        -------                  -------
                              18,745,856                    1,067,635                  23,544

                                            Approval of Incentive Plan:

                                                                                                BROKER
                             FOR                 AGAINST               ABSTAIN                NON-VOTES
                            -----                -------               -------                ---------
                         15,178,138             1,058,991               36,294                3,563,612

EXECUTIVE OFFICERS OF THE REGISTRANTS

         The table below, together with the accompanying text, presents certain information regarding all current executive officers of the Company and of BGLS as of March 26, 1999. Each of the executive officers of the Company and of BGLS serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

                                                                                   YEAR INDIVIDUAL
                                                                                      BECAME AN
                       NAME               AGE               POSITION              EXECUTIVE OFFICER
                       ----               ---               --------              -----------------

              Bennett S. LeBow             61        Chairman of the Board,              1990
                                                       President and Chief
                                                       Executive Officer of the
                                                       Company and of BGLS

              Richard J. Lampen            45        Executive Vice President            1996
                                                       of the Company and
                                                       of BGLS

              Joselynn D. Van Siclen       58        Vice President, Chief               1996
                                                       Financial Officer and
                                                       Treasurer of the
                                                       Company and of BGLS

              Marc N. Bell                 38        Vice President, General             1998
                                                       Counsel and Secretary
                                                       of the Company and of
                                                       BGLS

              Ronald S. Fulford            65        Chairman of the Board,              1996
                                                     President and Chief
                                                       Executive Officer of
                                                       Liggett

         BENNETT S. LEBOW has been the Chairman of the Board, President and Chief Executive Officer of the Company, a New York Stock Exchange-listed holding company, since June 1990, and has been a director of the Company since October 1986. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS, which directly or indirectly holds the Company's equity interests in several private and public companies. Mr. LeBow has been a director of Liggett since June 1990.

         Mr. LeBow has been Chairman of the Board of New Valley, in which the Company holds an indirect voting interest of approximately 42%, since January 1988, and Chief Executive Officer since November 1994. In November 1991, an involuntary petition seeking an order for relief under Chapter 11 of Title 11 of the United States Code was commenced against New Valley by certain of its bondholders. New Valley emerged from bankruptcy reorganization proceedings in January 1995. He has been Chairman of the Board, President and Chief Executive Officer of NV Holdings since September 1994.

         RICHARD J. LAMPEN has served as the Executive Vice President of the Company and of BGLS since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, Thinking Machines, CDSI Holdings Inc. and PANACO, INC. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

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

         MARC N. BELL has been the Vice President of the Company and of BGLS since January 1998 and has served as General Counsel and Secretary of the Company and of BGLS since May 1994. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans, in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein o Badillo o Wagner o Harding in New York, New York.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.10 par value per share, is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "BGL". The high and low sale prices for a share of the Company's common stock on the NYSE, as reported by the NYSE, for each fiscal quarter of 1998 and 1997 were as follows (in dollars):

                             Year                  High            Low
                             ----                  ----            ---

                  1998:
                  -----
                  Fourth Quarter                $ 24 3/4         $ 4 11/16
                  Third Quarter                   11 3/4           3 13/16
                  Second Quarter                  16 5/8           8 1/2
                  First Quarter                   17 1/4           8 11/16

                  1997:
                  -----
                  Fourth Quarter                  11 1/8           5 5/8
                  Third Quarter                    6 3/4           3 1/16
                  Second Quarter                   5 1/4           3 1/2
                  First Quarter                    5 3/8           4

         There is no public market for BGLS' common stock, $.01 par value per share, as all of such common stock is held by the Company.


HOLDERS

         At March 26, 1999, there were 428 holders of record of the Company's common stock.

DIVIDENDS

         During 1998 and 1997, the Company declared and paid regular quarterly cash dividends of $.075 per share on its common stock. The declaration of future cash dividends is within the discretion of the Board of Directors of the Company and is subject to a variety of contingencies such as market conditions, earnings and the financial condition of the Company as well as the availability of cash. The payment of dividends and other distributions to the Company by BGLS are subject to the Indenture for BGLS' Senior Secured Notes. See Note 9 to the Company's Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been issued or sold by the Company during 1998, except as disclosed in the Company's Quarterly Reports on Form 10-Q and, on July 20, 1998, the Company granted to an executive officer and to a consultant of the Company stock options to purchase 2,500,000 shares and 500,000 shares, respectively, of the Company's Common Stock at a price of $9.75 per share. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act or did not involve a "sale" under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA


                                                 BROOKE GROUP LTD.
                                              ----------------------------------------------------------------------
                                                                     Year Ended December 31,

                                              ------------- ------------- -------------- ------------- -------------
                                                  1998          1997          1996           1995          1994
                                              ------------- ------------- -------------- ------------- -------------
                                                        (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues(1)..............................        $444,566      $389,615      $460,356       $461,459      $479,343
Income (loss) from continuing operations.          24,219       (51,421)      (65,515)       (45,344)      (17,991)
Income from discontinued operations(2)...           3,208         1,536         2,982         21,229       174,683
Loss from extraordinary items(4).........                                                     (9,810)      (46,597)
Net income (loss)........................          27,427       (49,885)      (62,533)       (33,925)      110,095

Per basic common share:
  Income (loss) from continuing
      operations(3)......................            1.19         (2.83)        (3.44)         (1.56)        (1.02)
  Income from discontinued operations....            0.16          0.09          0.16           1.16          9.92
  Net loss from extraordinary items......                                                      (0.54)        (2.65)
  Net income (loss) applicable to
      common shares......................            1.35         (2.74)        (3.28)         (0.94)         6.25

Per diluted common share:
  Income (loss) from continuing
      operations.........................            0.98         (2.83)        (3.44)         (1.56)        (1.02)
  Income from discontinued operations....            0.13          0.09          0.16           1.16          9.92
  Net loss from extraordinary items......                                                      (0.54)        (2.65)
  Net income (loss) applicable to
      common shares......................            1.11         (2.74)        (3.28)         (0.94)         6.25
Cash distributions declared per common
  share..................................            0.30          0.30          0.30           0.30


BALANCE SHEET DATA:
Current assets...........................       $ 122,560     $  66,759     $  80,552      $  96,615     $  87,504
Total assets ............................         228,982       125,234       177,677        225,620       229,425
Current liabilities......................         273,441       139,278       204,463        119,177       144,351
Notes payable, long-term debt and
  other obligations, less current portion         262,665       399,835       378,243        406,744       405,798
Noncurrent employee benefits, deferred
  credits and other long-term liabilities          87,051        74,518        49,960         55,803        54,128
Stockholders' equity (deficit)...........        (394,175)     (488,397)     (454,989)      (356,104)     (374,852)

------------------------

(1) Revenues include federal excise taxes of $82,613, $87,683, $112,218, $123,420 and $131,877, respectively.
(2) In 1998, 1997 and 1996, income from discontinued operations pertains to sale of Western Union Data Services Company Inc. ("Western Union") and in 1994 and 1995 to the sale of Western Union, SkyBox International Inc. ("SkyBox") and distribution of MAI Systems Corporation ("MAI") common stock.
(3) Per share computations include the impact of New Valley's repurchase of Class A Preferred Shares in 1996 and 1995.
(4) In 1995 and 1994, extraordinary items represent loss resulting from the early extinguishment of debt.

ITEM 6. SELECTED FINANCIAL DATA

                                                        BGLS INC.

                                                       ---------------------------------------------------------------------
                                                                             Year Ended December 31,

                                                       ---------------------------------------------------------------------
                                                           1998          1997          1996          1995          1994
                                                       ------------- ------------- ------------- ------------- -------------
                                                                 (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues(1).......................................        $444,566      $389,615      $460,356      $461,459      $479,341
Operating income (loss)...........................          74,528         8,419        (2,016)        8,311        13,746
Interest expense..................................          84,194        65,581        64,417        61,036       (58,625)
Income (loss) from continuing operations(2).......          22,358       (54,411)      (75,201)      (50,502)      (46,790)
Income from discontinued operations...............           3,208         1,536         2,982        21,229       174,683
Loss from extraordinary items(3)..................                                                    (9,810)      (46,597)
Net income (loss).................................          25,566       (52,875)      (72,219)      (39,083)      106,239
Dividends/distributions to Brooke
     Group Ltd....................................                                       3,621         5,872         9,212


BALANCE SHEET DATA:
Current assets....................................        $122,186     $  67,366     $  80,197     $  99,643     $  93,446
Total assets .....................................         227,396       128,916       178,108       229,242       235,426
Current liabilities...............................         304,516       161,475       229,736       142,885       153,073
Notes payable, long-term debt and
     other obligations, less current portion......         262,665       399,835       378,243       420,449       419,503
Noncurrent employee benefits and other
     long-term obligations........................          90,917        80,721        53,214        55,803        54,128
Stockholders' equity (deficit)....................        (430,702)     (513,115)     (483,085)     (389,895)     (391,278)

------------------------

(1) Revenues include federal excise taxes of $82,613, $87,683, $112,218, $123,420 and $131,877, respectively.
(2) In 1998, 1997 and 1996, income from discontinued operations pertains to sale of Western Union and in 1994 and 1995 to the sale of Western Union, SkyBox and distribution of MAI common stock.
(3) In 1995 and 1994, extraordinary items represent loss resulting from the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The following discussion provides an assessment of the results of operations, capital resources and liquidity of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this report. The consolidated financial statements include the accounts of BGLS, Liggett, BOL, NV Holdings, Liggett-Ducat and other less significant subsidiaries.

         The Company holds an equity interest in New Valley. At December 31, 1998, the Company accounts for its share of earnings based on its ownership of New Valley Common Shares (42%), Class B Preferred Shares (9%) and Class A Preferred Shares (58%). The Common Shares are accounted for pursuant to the equity method; the Class A Preferred Shares and the Class B Preferred Shares are classified as available for sale and carried at fair value. (See "Recent Developments - New Valley", below.)

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

         On January 31, 1997, BOL sold its interest in BML, a real estate development company doing business in Russia, to New Valley. (See Item 1, "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd." and Note 5 to the Company's Consolidated Financial Statements.)

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is tobacco sold in the United States and Russia for the years ended December 31, 1998 and 1997 and tobacco and real estate for the year ended December 31, 1996.

RECENT DEVELOPMENTS

         THE COMPANY AND LIGGETT

         PHILIP MORRIS BRAND TRANSACTION. On November 20, 1998, the Company and Liggett entered into a definitive agreement with PM which provided for PM to purchase options in an entity which will hold three cigarette brands, L&M, CHESTERFIELD AND LARK, held by Liggett's subsidiary, Eve. As contemplated by the agreement, Liggett and PM entered into the PM Agreements on January 12, 1999 to effectuate the transactions.

         Under the terms of the PM Agreements, Eve will contribute the Marks to Brands LLC, a newly-formed limited liability company, in exchange for 100% of two classes of LLC interests, the Class A Interest and the Class B Interest. PM acquired two options to purchase such interests, the Class A Option and the Class B Option. On December 2, 1998, PM paid Eve a total of $150,000 for such options, $5,000 for the Class A Option and $145,000 for the Class B Option. The payments were used to fund the redemption of Liggett's 11.50% Series B Senior Secured Notes and Series C Variable Rate Notes (the "Liggett Notes"), together with accrued interest, on December 28, 1998.

(See Item 1, "Business - Liggett Group Inc. - Philip Morris Brand Transaction" and "Capital Resources and Liquidity".)

         MASTER SETTLEMENT AGREEMENT. On November 23, 1998, the Company and Liggett signed the Master Settlement Agreement between the major cigarette manufacturers and the signatory states. (See "Recent Developments in the Cigarette Industry", below.)

         BOL

         LIGGETT-DUCAT. Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow. Production at Liggett-Ducat's existing factory is currently scheduled to cease in March 1999, with production starting at the new factory in mid-1999.

         NEW VALLEY

         WESTERN REALTY DUCAT. In February 1998, New Valley and Apollo organized Western Realty Ducat to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BML to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in Western Tobacco which was organized by BOL to hold BOL's interests in Liggett-Ducat.

         PROPOSED RECAPITALIZATION PLAN. New Valley intends to submit the proposed Recapitalization Plan to its stockholders at the 1999 annual meeting of stockholders. The Recapitalization Plan, if implemented, will have a significant effect on New Valley's and the Company's financial position and results of operations. (See Item 1, "Business - New Valley Corporation - Proposed Recapitalization Plan" and Note 3 to the Company's Consolidated Financial Statements.)

         YEAR 2000 COSTS

         The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's or its subsidiaries' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities.

         THE COMPANY, NEW VALLEY AND BOL. The Company, New Valley and BOL use personal computers for all transactions. All such computers and related systems and software are less than three years old and are Year 2000 compliant. As a result, the Company, New Valley and BOL believe they are Year 2000 compliant.

         LIGGETT. Liggett utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. Liggett has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the Year 2000. To date, the focus of Year 2000 compliance and verification efforts has been directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units formed as part of Liggett's reorganization which began in January 1997. Liggett estimates that approximately $138 of the expenditures for this reengineering effort related to Year 2000 compliance, validation and testing. In January of 1998, Liggett initiated a major conversion of factory accounting, materials management and information systems at its Durham production facility with upgrades that have been successfully tested for Year 2000 compliance. This conversion was completed in November 1998. Program upgrades to Liggett's human resources and payroll systems are scheduled for completion in July 1999. Enhancements to Liggett's finished goods inventory system are expected to be completed in September 1999. It is anticipated that all factory, corporate, field sales and physical distribution systems will be completed in sufficient time to support Year 2000 compliance and verification.

         Although such costs may be a factor in describing changes in operating profit in any given reporting period, Liggett currently does not believe that the anticipated costs of Year 2000 systems conversions will have a material impact on its future consolidated results of operations. Based on the progress Liggett has made in addressing Year 2000 issues and its strategy and timetable to complete its compliance program, Liggett does not foresee significant risks associated with its Year 2000 initiatives at this time.

         EXTERNAL SERVICE PROVIDERS. While modifications for Year 2000 compliance by the Company, its subsidiaries and New Valley are proceeding according to plan and are expected to be completed by 1999, the failure of the Company's service providers or vendors to resolve their own processing issues in a timely manner could result in a material financial risk. The most significant outside service provider is the clearing agent for Ladenburg, a broker-dealer subsidiary of New Valley. Ladenburg has been informed by its clearing agent that it has initiated an extensive effort to ensure that it is Year 2000 compliant and that the clearing agent will conduct system-wide testing of its Year 2000 software throughout 1999.

         It is unclear whether the Russian government and other organizations who provide significant infrastructure services in Russia have addressed the Year 2000 problem sufficiently to mitigate potential substantial disruption to these infrastructure services. The substantial disruption to these services would have an adverse affect on the operations of Liggett-Ducat. Furthermore, the current financial crises in Russia could affect the ability of the government and other organizations to fund Year 2000 compliance programs.

         Although the Company and its subsidiaries are in the process of confirming that their service providers are adequately addressing Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair the Company's or its subsidiaries' services.

         NEW ACCOUNTING PRONOUNCEMENTS

         The Company implemented Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general financial statements. For the Company, components of comprehensive income include such items as minimum pension liability adjustments and the Company's proportionate interest in New Valley's capital transactions. Earlier periods have been restated to conform to standards established by SFAS No. 130. There was no material impact on the consolidated financial statements.

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The adoption of this pronouncement at December 31, 1998 did not have a material effect on the Company's financial statement disclosures.

         Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which does not change the measurement or recognition of those plans but revises required disclosures about pensions and postretirement benefit plans for all periods presented.

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. As of December 31, 1998, list price increases initiated by the industry during 1998 amounted to $6.35 per carton. Liggett announced list price increases of $.25 per carton in January, $.50 per carton in April, $.50 per carton in May, $.60 per carton in August and $4.50 per carton in December.

         List price increases initiated by the industry in 1997 amounted to $1.60 per carton. Liggett announced list price increases of $.90 per carton in March and $.70 per carton in September.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 1998, there were approximately 270 individual suits, 50 purported class actions and 85 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such tobacco-related litigation. (See Item 3, "Legal Proceedings" and Note 16 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.)

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

         The claims asserted in the third-party payor actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the RICO.

         In March 1996, March 1997 and March 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released the Company and Liggett from all tobacco claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

         On November 23, 1998, PM, B&W, RJR and Lorillard (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. As described below, the Company and Liggett had previous settlements with a number of these Settling States and also had previously settled similar claims brought by Florida, Mississippi, Texas and Minnesota.

         The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, to date, in 40 states and territories.

         Pursuant to the MSA, Liggett has no payment obligations unless its market share exceeds 125% of its 1997 market share (the "Base Share"). In the year following any year in which Liggett's market share does exceed the Base Share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs pursuant to the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Pursuant to the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the Base Share) will pay the following annual amounts (subject to certain adjustments):

                        Year                     Amount
                        ----                     ------

                  2000                          $4,500,000
                  2001                          $5,000,000
                  2002 - 2003                   $6,500,000
                  2004 - 2007                   $8,000,000
                  2008 - 2017                   $8,139,000
                  2018 and each                 $9,000,000
                  year thereafter

         These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

         The MSA replaces Liggett's prior agreements with all states and territories except for Florida, Mississippi, Texas and Minnesota. In the event the MSA does not receive final judicial approval in any state or territory, Liggett's prior settlement with that state or territory, if any, will be revived.

         The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nations" protection for both the Company and Liggett, the payments due these states by Liggett (other than to Minnesota and Mississippi) have been eliminated.

         In March 1997, Liggett, the Company and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. On July 2, 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement which was preliminarily approved by the court on December 8, 1998. A hearing on final approval of the settlement is scheduled for April 27, 1999. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement. There can be no assurance as to whether, or when, such court approval will be obtained. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. If the court issues a final order and judgment approving the settlement, such an order, the Company anticipates, would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution tobacco-related claims against Liggett and the Company.

         The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlements and $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the MSA, $14,928 of net charges accrued for the prior settlements were reversed in 1998. (See the discussions of the tobacco litigation settlements appearing in Note 16 to the Company's Consolidated Financial Statements.)

RESULTS OF OPERATIONS

                                    Revenues                               Operating Income
                             Year Ended December 31,                   Year Ended December 31,
                        --------------------------------          ---------------------------------

                        1998          1997          1996           1998          1997          1996
                        ----          ----          ----           ----          ----          ----
Liggett              $347,129      $312,268      $401,062        $54,422       $ 3,688       $ 6,753

Liggett-Ducat           97,350       77,115        54,160         13,234         8,642        (6,825)

Other                       87          232         5,134          3,938        (4,301)       (3,855)
                    -----------   ----------      --------       -------         -----         -----

Total                $444,566      $389,615      $460,356        $71,594       $ 8,029       $(3,927)
                      =======       =======       =======         ======         =====         =====


1998 COMPARED TO 1997

         REVENUES. Consolidated revenues were $444,566 for the year ended December 31, 1998 compared to $389,615 for the year ended December 31, 1997, an increase of $54,951 due to increases in tobacco revenues at Liggett of $34,861 and at Liggett-Ducat of $20,235.

         Revenues at Liggett increased in both the premium and discount segments by 11.2% due to price increases of $60,384 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and a favorable product mix of $1,214, partially offset by an 8.6% decline in unit sales volume (approximately 547 million units), which accounted for $26,737 in volume variance. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the 1998 year amounted to $105,422 and represented 30.4% of Liggett's total revenues, compared to $102,440 and 32.8% of total sales in 1997. In the premium segment, revenues grew by 2.9% ($2,982) for the year ended December 31, 1998, compared to the prior year, due to price increases of $14,604, which were partially offset by an 11.3% decline in unit sales volume (approximately 192.8 million units), accounting for $11,622 in volume variance. The brands to be contributed to Brands LLC, L&M, CHESTERFIELD and LARK, represented 16.1%, 18.1% and 17.5% of Liggett's net sales (excluding federal excise taxes) in 1998, 1997 and 1996, respectively. (See "Recent Developments - The Company and Liggett - Philip Morris Brand Transaction" above.)

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the twelve months of 1998 amounted to $241,707 and represented 69.6% of total revenues, compared to $209,828 and 67.2% of total sales for the prior year. In the discount segment, revenues grew by 15.2% ($31,879) for the year ended December 31, 1998 compared to the prior year, due to price increases of $45,780 and a favorable product mix among the discount brand categories of $1,949, which were partially offset by a 7.6% decline in unit sales volume (approximately 354.2 million units), accounting for $15,850 in volume variance.

         For the year ended December 31, 1998, fixed manufacturing costs on a basis comparable to 1997 were $2,040 lower at Liggett, although costs per thousand units increased by $0.12 per thousand.

         Revenues at Liggett-Ducat increased 26.2% ($20,235) due to a 5.8 billion increase in unit sales volume ($30,991) offset by a decline in price ($10,634) due to Russian currency fluctuation and slightly unfavorable product mix ($122). For the year ended 1998, manufacturing costs increased by $8,914, but costs per thousand units decreased by $0.81 per thousand.

         GROSS PROFIT. Consolidated gross profit of $243,570 for the year ended December 31, 1998 increased $56,076 (29.9%) from gross profit of $187,494 for the year ended December 31, 1997 reflecting an increase in gross profit at Liggett of $44,884 due primarily to price increases discussed above. Liggett-Ducat's gross profit increased $11,600 (85.7%) primarily due to increased volume also discussed above. In 1998, Liggett's premium and discount brands contributed 28.8% and 60.6%, respectively, to the Company's gross margin and Liggett-Ducat contributed 10.3%. This is compared to 1997, when Liggett's premium and discount brands contributed 33.8% and 58.5%, respectively, while Liggett-Ducat contributed 7.2%.

         As a percent of revenues (excluding federal excise taxes), Liggett's gross profit increased to 78.4% for the year ended December 31, 1998 compared to 73.0% for the same period in 1997, with gross profit for the premium segment at 80.2% and 77.1% in 1998 and 1997, respectively, and gross profit for the discount segment at 77.5% and 70.8% in 1998 and 1997, respectively. This increase is the result of Liggett's 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percent of revenues (excluding Russian excise taxes), Liggett-Ducat's gross profit increased to 29.9% for the year ended December 31, 1998 compared to 20.6% for the same period in 1997. The improved gross profit margin at Liggett-Ducat was due to higher volume and lower manufacturing costs ($3.55 per thousand units in 1998 vs. $4.36 per thousand units in 1997). The 40% growth in unit sales volume arose, in part, following a move to a four-shift, 24-hour production cycle in the Russian factory.

         EXPENSES. Consolidated operating, selling, general and administrative expenses were $186,904 for the year ended December 31, 1998 compared with $162,938 for the year ended December 31, 1997. The increase in expenses of $23,966 was largely the result of higher spending for promotional and marketing programs ($20,106) and increased administrative expense ($6,508) at Liggett. These costs were offset by lower pension expenses at Liggett and corporate and decreases in systems development costs at Liggett when compared with the prior year. At BOL, consolidated operating, selling, general and administrative expenses were $11,894 for the year ended December 31, 1998 compared to $9,293 for the year ended December 31, 1997, an increase of $2,601 over the prior year primarily due to timing of employee compensation awards of $2,014, an increase in employee benefits and in various Russian taxes or $2,782 and increased depreciation expense of $812. These costs were offset primarily by a decrease in consulting fees of approximately $2,500.

         In addition, $14,928 of net charges for the Attorneys General settlements previously accrued in 1997 and in early 1998 were reversed in 1998 as a result of the MSA.

         OTHER INCOME (EXPENSE). Consolidated other expense was $106,988 for the twelve months ended December 31, 1998 compared to overall expense of $58,327 in the prior year. In 1998, interest expense increased by $17,926 due primarily to non-cash charges for debt restructuring of approximately $10,560 at corporate and $2,600 at Liggett as well as an increase of approximately $3,200 at BOL caused by higher interest rates in Russia and the 30% preference requirement on the net income of Western Tobacco.

         In 1998, sale of assets of $5,975 included $4,246, which represented a portion of the gain on the sale of the BML shares which had been deferred due to the Company's 42% equity ownership of New Valley. With the contribution of the real estate assets of BML by New Valley to Western Realty Ducat, a joint venture between New Valley and Apollo, the Company recognized a portion of the deferred gain to the extent of Apollo's interest in Western Realty Ducat. In 1997, the sale of assets included recognition of $21,300 or 58% of the gain on the sale of the BML Shares.

         Equity in loss of affiliate in 1998 was $28,717 compared to a loss of $26,646 in 1997 and represents the Company's proportionate share of losses from continuing operations at New Valley and a portion of New Valley's dividend arrearages. This was partially offset by discontinued operations in which the Company reflected its portion of New Valley's income from discontinued operations of $3,208 in 1998 and $1,536 in 1997.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 1998 was $24,219 compared with a loss of $51,421 for the same period in the prior year. The Company recognized a tax benefit of $59,613 in 1998 as compared to a provision of $1,123 for 1997.


         OTHER. At December 31, 1998, the Company and its consolidated group had net operating loss carryforwards for tax purposes of approximately $157 million which may be subject to certain restrictions and limitations and which will generally expire in the years 2006 to 2017. (Refer to Note 12 to the Company's Consolidated Financial Statements.)

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

         GROSS PROFIT. Consolidated gross profit of $187,494 for the year ended December 31, 1997 decreased $29,529 from gross profit of $217,023 for the same period in 1996, reflecting a decrease in gross profit at Liggett of $40,305 offset by an increase at Liggett-Ducat of $11,720 for the year ended December 31, 1997 compared to the same period in the prior year. The 1997 decline in consolidated gross profit was due primarily to the decline in unit sales volume discussed above. In 1997, Liggett's premium and discount brands contributed 33.8% and 58.5%, respectively, to the Company's gross profit while Liggett-Ducat contributed 7.2%. The improved performance at Liggett-Ducat during 1997 is due to lower tobacco and material prices resulting from purchases in higher volume ($6,600) and the effect of price increases ($5,500). In 1996, Liggett's premium and discount brands contributed 34.4% and 63.9%, respectively, to the Company's gross margin and Liggett-Ducat and BML contributed .7%. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 73.0% for 1997 compared to 72.0% for 1996 with gross profit for the premium segment at 77.1% both in 1997 and 1996 and gross profit for the discount segment at 70.8% and 69.4% in 1997 and 1996, respectively. This increase is the result of the March and September 1997 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments. Gross profit margin was further reduced by restructuring charges of $407 in cost of sales in 1997. As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 17.0% for 1997 compared to 3.0% in 1996.

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

         OTHER INCOME (EXPENSE). Consolidated interest expense was $61,778 for the year ended December 31, 1997 compared to $60,556 for the same period for the prior year. The increase of $1,222 relates to additional interest expense incurred as a result of deferred payments during negotiations with BGLS Noteholders. Equity in loss of affiliate in 1997 and 1996 of $26,646 and $7,808, respectively, represents the Company's proportionate share of losses from continuing operations at New Valley and the decline in value of the New Valley Class A Preferred Shares. This is partially offset by discontinued operations in which the Company reflected its portion of New Valley's income from discontinued operations which was $1,536 in 1997 and $2,982 in 1996 reflecting the Company's proportionate interest in the sale of the messaging service business, sold in 1995. Other income also includes the sale of assets, primarily the sale of the BML shares by BOL to New Valley in 1997 and the sale of surplus realty at Liggett and the assets of COM Products Inc. in 1996.

         LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the year ended December 31, 1997 was $51,810 compared with a loss of $64,918 for the same period in the prior year. A tax provision of $1,123 in 1997 and $1,402 in 1996 relates to foreign income taxes at the subsidiary level.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $2,642 and $2,813 and decreased $1,429 for the twelve months ended December 31, 1998, 1997 and 1996, respectively.

         Net cash used in operations in 1998 was $3,289 compared to cash used in 1997 of $25,063, a net change of $21,774 primarily due to an increase in operating income over the prior year, a reduction in cash interest on the BGLS Notes of $9,806, additional other non-cash interest of $1,991 and non-cash stock based expense of $9,394 which includes legal expenses of $4,192, charges for treasury stock issued to the Liggett bondholders of $3,648 and other non-cash compensation expenses of $1,554. Other non-cash expenses in 1998 include a foreign currency translation loss of $4,294. These non-cash expenses were offset by a decrease in deferred taxes, an increase in receivables and net liabilities which included increasing accruals for interest charges on the BGLS Notes.

         Net cash used in 1997 of $25,063 compared to cash used in 1996 of $3,705 resulted from decreases in trade payables, promotional spending and taxes payable offset by decreasing trade receivables, decreasing inventories and increasing corporate accruals for interest charges on the BGLS Notes.

         Net cash used in operations in 1996 of $3,705 was primarily due to the declining sales volume at Liggett resulting in lower working capital requirements, decreasing trade receivables and increases in accrual of promotional expense.

         Net cash provided by investing activities in 1998 of $131,327 was due to the payment by PM of $150,000 for options in an entity that will acquire the Liggett Marks offset by capital expenditures of $21,006, primarily costs for construction and equipment for the new Liggett-Ducat cigarette factory in Russia. This is compared to cash provided by investing activities in 1997 of $36,327 which was principally due to the sale of the BML Shares by BOL for $55,000 on January 30, 1997 and the sale of used equipment by Liggett offset by capital expenditures of $20,142, principally for construction and equipment costs for the new Liggett-Ducat factory.

         Net cash used in investing activities in 1996 of $4,279 was principally due to capital expenditures for real estate development in Russia of $29,800 by BML and expenditures at Liggett of $4,300 for equipment modernization partially offset by dividends received from New Valley on the Class A Preferred Shares held by the Company and the proceeds from the sale of assets at both Liggett and the Company.

         Net cash used in financing activities in 1998 of $124,024 includes the redemption of the Liggett Notes of $144,919, net repayments on revolving credit facilities of $14,727 and distributions to the company's stockholders of $6,123. These payments were offset by the $30,000 participating loan from Western Realty Ducat and the issuance of common stock for $9,970. In 1997, cash used in financing activities of $8,532 was comprised of repurchase of $7,500 principal amount of Liggett Notes, repayment of credit facilities in Russia, repayments of Liggett's revolving credit facility (the "Facility") and distributions on the Company's common stock partially offset by proceeds from credit facilities in Russia and proceeds from the Facility at Liggett.

         Net cash provided by financing activities in 1996 was $6,680, primarily due to bank loans for Russian real estate development, the sale of additional BGLS Notes and an increase in borrowings under Liggett's Facility. Cash provided was offset by redemption of BGLS' 16.125% Senior Subordinated Reset Notes Due 1997, a decrease in the cash overdraft and distributions to the Company's stockholders of $4,162.

         LIGGETT. On December 28, 1998, Liggett redeemed the $144,891 principal amount of the Liggett Notes at 100% of the principal amount together with accrued interest. Proceeds of $150,000 from the purchase by PM of two options to purchase the Class A Interest and the Class B Interest in the LLC were used to fund the redemption.

         The closing of the exercise by PM of the Class A Option is scheduled for June 10, 1999. Upon closing, Liggett will receive approximately $145,000 from the purchase of the Class A Interest and the distribution of the Loan proceeds by the LLC. (See Item I, "Business - Liggett Group Inc. - Philip Morris Brand Transaction".)

         Liggett has the $40,000 Facility expiring March 8, 2000, under which $2,538 was outstanding at December 31, 1998. Availability under the Facility was approximately $18,607 based on eligible collateral at December 31, 1998. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 9.25% at December 31, 1998. The Facility required Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1998, Liggett was in compliance with all covenants under the Facility; Liggett's adjusted net worth deficiency and net working capital, as computed in accordance with the agreement, were $141,414 and $6,168, respectively.

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

         The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to the claim or claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. (See "Recent Developments in the Cigarette Industry - Legislation, Regulation and Litigation" above and Note 16 to the Company's Consolidated Financial Statements.)

         The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against the Company and Liggett. It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

         BGLS. At December 31, 1998, BGLS had outstanding $232,864 principal amount of the BGLS Notes which mature on January 31, 2001. On March 5, 1998, BGLS entered into the Standstill Agreement whereby the Apollo Holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS has deferred a total of $24,985 of interest as of December 31, 1998.

         On February 17, 1999, BGLS entered into an agreement with a third party to purchase, during the third quarter of 1999, approximately $31,139 principal amount of the BGLS Notes, originally held by the Apollo Holders and subject to the Standstill Agreement. The purchase price is 95% of the principal amount of the notes and the accrued interest thereon. The purchase is contingent upon receipt by the Company of approximately an additional $145,000 under the PM Agreements. BGLS will fund the purchase price with tax sharing payments from Liggett.

         BOL. On January 31, 1997, BOL sold its 99.1% interest in BML to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, which was paid during 1997. (See Item 1, "Business - Brooke (Overseas) Ltd. - Sale of BrookeMil Ltd.")

         Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow which is currently scheduled to be operational in mid-1999. The new factory, which will utilize Western cigarette making technology and have a capacity of in excess of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, holds BOL's interest in Liggett-Ducat and the new factory. (See "Recent Developments - New Valley".) In addition, BOL has entered into equipment purchases of approximately $35,846, of which $29,438 is being financed by the manufacturers. The Company is a guarantor on purchases for which the remaining obligation is approximately $8,500. The remaining costs for construction and equipment for the new factory will be financed by loans from Russian banks and approximately $12,000 of loans from BOL to be made during the first half of 1999.

         THE COMPANY. The Company has substantial near-term consolidated debt service requirements, with aggregate required principal payments of $274,009 due in the years 1999 through 2001. Scheduled debt maturities of long-term debt for 1999, 2000 and 2001 are $21,176, $7,448 and $245,385, respectively. The Company believes that it will continue to meet its liquidity requirements through 1999, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At December 31, 1998, the remaining amount available through December 31, 1999 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $17,086. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1999 for current operations include cash interest expense of approximately $21,650 (excluding accrued interest due on the BGLS Notes discussed above that BGLS has contingently agreed to repurchase), dividends on the Company's shares (currently at an annual rate of approximately $6,300) and corporate expenses. The Company anticipates funding its 1999 expenditures for current operations with public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


MARKET RISK

         The Company is principally exposed to market risks from fluctuations in interest rates, foreign currency exchange rates and equity prices. The Company seeks to minimize these risks through its regular operating and financing activities and its long-term investment strategy.

         EQUITY PRICE RISK. The Company holds investment securities available for sale with a fair market value of $65,396 at December 31, 1998. These securities represent an investment in New Valley Class A Preferred Shares, Class B Preferred Shares and Common Shares which the Company carries on its balance sheet at zero. (Refer to Note 3 of Company's Consolidated Financial Statements.)

         FOREIGN MARKET RISK

         Europe. The Company has foreign currency exchange risk relating to its outstanding obligations under foreign currency denominated construction and equipment contracts with various European companies where costs are affected by fluctuations in the United States dollar as compared to certain European currencies. Management believes that currencies in which it presently has such exposure are relatively stable.

         Russia. Liggett-Ducat's and Western Tobacco's operations are conducted in Russia. During 1998, the economy of the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The Company seeks to minimize such risks by reducing its cash exposure when appropriate. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of Liggett-Ducat and Western Tobacco may be significantly affected by these factors for the foreseeable future.

         Russian taxation is subject to varying interpretations and constant changes. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of Liggett-Ducat and Western Tobacco may not coincide with that of management. As a result, transactions may be challenged by tax authorities and Liggett-Ducat and Western Tobacco may be assessed additional taxes, penalties and interest, which can be significant. Management regularly reviews the Company's taxation compliance with applicable legislation, laws and decrees and current interpretations and from time to time potential exposures are identified. At any point in time, a number of open matters may exist; however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for six years.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency. The Indenture for BGLS' Series B Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's and BGLS' Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 30, 1999, are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)  INDEX TO 1998 CONSOLIDATED FINANCIAL STATEMENTS:

         The Company's and BGLS' Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 30, 1999, appears beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (A)(2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts ......................Page F-52

         (A)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

                                INDEX OF EXHIBITS
                                -----------------

              EXHIBIT
                NO.                                           DESCRIPTION
        ---------------------------------------------------------------------------------------------------

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

               * 3.3         Certificate of Amendment of the Restated Certificate of
                             Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30,
                             1998, Commission File No. 1-5759).

               * 3.4 Amended and Restated By-Laws of the Company, effective December 5, 1995 (incorporated by reference to the Company's current Report on Form
                             8-K dated December 5, 1995, Commission File No.
                             1-5759).

               * 3.5         Certificate of Designations of Series A Junior Convertible
                             Participating PIK Preferred Stock, Series B Junior Convertible
                             Participating Reset Preferred Stock, Series C Junior Convertible
                             Participating Reset Preferred Stock and Series D Junior
                             Convertible Participating Reset Preferred Stock (incorporated by reference to the Company's Form 10-Q for the quarter
                             ended September 30, 1990, Commission File No. 1-5759).

               * 3.6         Certificate of Designation of Series E Junior
                             Convertible Participating Preferred Stock of the
                             Company (incorporated by reference to the Company's
                             Report on Form 8-K dated October 29, 1993).

               * 3.7         Certificate of Designation of Series F Junior
                             Convertible Participating Preferred Stock of the
                             Company (incorporated by reference to the Company's
                             Report on Form 8-K dated October 29, 1993,
                             Commission File No. 1-5759).


              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------
               * 3.8 Certificate of Designation of Series G Junior Convertible Participating Preferred Stock of the Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended 1993, Commission File No. 1-5759).

               * 3.9         Certificate of Incorporation of BGLS
                             (incorporated by reference to Exhibit 3.1 in BGLS' Registration Statement on Form S-4 dated December 19, 1995, Commission File Number 33-80593).

              * 3.10 By-Laws of BGLS (incorporated by reference to exhibit 3.2 in BGLS' Registration Statement on Form S-4 dated December 19, 1995, Commission File Number 33-80593).

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

                 4.6 Amended and Restated Standstill Agreement, dated as of February 9, 1999, among BGLS and AIF II, L.P. ("AIF II") and Artemis America Partnership ("AAP" and collectively, with AIF and their future transferees, the "Apollo Holders").

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

                 4.7 Amended and Restated Limited Recourse Guarantee Agreement, dated as of February 9, 1999, made by BOL for the benefit of the Apollo Holders.

                 4.8 Amended and Restated Pledge Agreement, dated as of February 9, 1999, between BOL and the Apollo Holders.

                 4.9 Collateral Agency Agreement, dated as of February 9, 1999, between the Apollo Holders, U.S. Bank Trust National Association, as Collateral Agent, and BOL.

              * 4.10         Loan and Security Agreement, dated as of March
                             8, 1994, in the amount of $40,000,000 between Liggett and Congress Financial Corporation (incorporated by reference to Exhibit 10(xx) in the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 1-5759).

              * 4.11 First Amended Joint Chapter 11 Plan or Reorganization for New Valley Corporation ("New Valley") dated September 27, 1994, Notice of Modification of the First Amended Joint Chapter 11 Plan of Reorganization dated October 20, 1994 and Plan Amendment dated October 28, 1994, as confirmed by the United States Bankruptcy Court for the District of New Jersey, Newark Division, on November 1, 1994 (incorporated by reference to
                             Exhibit 2 in New Valley's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-2493).

              * 4.12         Order Confirming First Amended Joint Chapter
                             11 Plan of Reorganization for New Valley entered by the Bankruptcy Court on November 1, 1994 (incorporated by reference to Exhibit 99(b) in New Valley's Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-2493).

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

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

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

                10.8 Amendment to Employment Agreement, dated as of July 20, 1998, between the Company and Bennett S. LeBow.

              * 10.9 Tax-Sharing Agreement, dated June 29, 1990, among the Company, Liggett and certain other entities (incorporated by reference to Exhibit
                             10.12 in Liggett's Registration Statement on Form S-1, Commission File No. 33-47482).

             * 10.10 Lease with respect to Liggett's distribution center in Durham, North Carolina, including letter agreement extending term of Lease (incorporated by reference to Exhibit 10.15 in Liggett's Registration Statement on Form S-1, Commission File No. 33- 47482).

             * 10.11         Tax Indemnity Agreement, dated as of October
                             6, 1993, among the Company, Liggett and certain other entities (incorporated by reference to Exhibit 10.2 in SkyBox International Inc.'s Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-22126).

              *10.12         Exchange Agreement, dated as of November 21,
                             1995, among the Company, BGLS, AIF, Artemis
                             Partnership, Tortoise, Starfire Holding Corporation and Mainstay (incorporated by reference to Exhibit
                             10.13 in BGLS' Registration Statement on Form S-4 dated December 19, 1995, Commission File No. 33-80593).

             * 10.13 Registration Rights Agreement, dated as of January 1, 1996, among the Company, New Valley, BGLS and Fleet, as Trustee (incorporated by reference to Exhibit 10.14 in BGLS' Registration Statement on Form S-4 dated December 19, 1995, Commission File No. 33-80593).

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

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

              * 10.16 Agreement between New Valley and the Company, dated as of December 27, 1995 (incorporated by reference to Exhibit 10.19 in BGLS' Registration Statement on Form S-4 dated December 19, 1995, Commission File No. 33-80593).

              * 10.17        Expense Sharing Agreement, dated as of
                             January 18, 1995, between the Company and New Valley (incorporated by reference to Exhibit 10(d) in the Company's Form 10-Q for the quarter ended September 30, 1995, Commission File No. 1-5759).

              * 10.18        Stock Option Agreement, dated January 25,
                             1995, between the Company and Howard M. Lorber (incorporated by reference to Exhibit 10(g) in the Company's Form 10-K for the year ended December 31, 1994, Commission File No. 1-5759).

              * 10.19 Amended and Restated Consulting Agreement, dated as of March 1, 1996, between the Company and Howard M. Lorber (the "Lorber Consulting Agreement") (incorporated by reference to Exhibit
                             10.25 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 1-5759).

              *10.20 Amendment dated January 1, 1998 to the Lorber Consulting Agreement (incorporated by reference to Exhibit 10.23 in the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 1-5759).

              *10.21 Settlement Agreement, dated March 12, 1996, by and between Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco Company, Inc. et al., Civil No. 94-1044, United States District Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett, as supplemented by the letter agreement dated March 14, 1996 (the "Settlement Agreement") (incorporated by reference to Exhibit 13 in the Schedule 13D filed by, among others, the Company with the Commission on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D")).

              *10.22 Addendum to Settlement Agreement (incorporated by reference to Exhibit 10.30 in the Company's Form 10-K/A No. 1 for the year ended December 31, 1996, Commission File No. 1-5759).

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

              * 10.23 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, the Company and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D).

              * 10.24 Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in the Company's Form 10-Q for the quarterly period ended March 31, 1997, Commission File No. 1-5759).

              * 10.25 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke Group Ltd., et al., for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett (incorporated by reference to Exhibit 10.41 in the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 1-5759).

              * 10.26 Settlement Agreement, dated April 14, 1997, by and among the State of California, the Company and Liggett (incorporated by reference to Exhibit 10.44 in the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-5759).

              * 10.27 Settlement Agreement, dated May 6, 1997, by and between the State of Alaska, the Company and Liggett (incorporated by reference to Exhibit 10.44 in the Company's Form 10-Q for the quarter ended March 31, 1997, Commission File No. 1-5759).

              * 10.28 Class Settlement Agreement, dated May 15, 1997, by and between the named and representative plaintiff in Earl William Walker, et. al., v. Liggett Group Inc., et. al., for himself and on behalf of the plaintiff settlement class, and the Company and Liggett (incorporated by reference to Exhibit 10.1 in the Company's Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-5759).

              * 10.29 Settlement Agreement, dated June 9, 1997, by and between the State of Oregon and the Company and Liggett (incorporated by reference to Exhibit 10.2 in the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 1-5759).

              * 10.30 Settlement Agreement, dated September 15, 1997, by and among the State of Nevada and the Company and Liggett (incorporated by reference to Exhibit 10.1 in the Company's Form 10-Q for the quarter ended September 30, 1997, Commission File No. 1-5759).

              * 10.31 Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, the Company and Liggett (incorporated by reference to Exhibit 10.35 in the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 1-5759).

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

               10.32 Amended Settlement Agreement, dated July 2, 1998, by and between the named representative plaintiffs in Fletcher, et al., v. Liggett Group Inc., et al., for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett.

              *10.33 Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.'s Report on Form 8-K dated November 25, 1998, Commission File No. 1-8940).

               10.34 General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and the Company and Liggett.

               10.35 Class Settlement Agreement, dated January 14, 1999, by and between the named representative plaintiffs in Iron Workers Union No. 17 Insurance Fund, et al., v. Philip Morris Inc., et al., for themselves and on behalf of the plaintiff settlement class, and the Company and Liggett.

              *10.36 Stock Purchase Agreement, dated April 3, 1996, among Liggett-Ducat Ltd. ("Liggett-Ducat"), Belgrave Limited ("Belgrave"), Eduard Z. Nakhamkin ("Nakhamkin") and BOL (incorporated by reference to Exhibit 10.28 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 1-5759).

              *10.37 Consulting Agreement, dated April 3, 1996, among BOL, Belgrave and Nakhamkin (incorporated by reference to Exhibit 10.29 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 1-5759).

              *10.38 Pledge Agreement, dated April 3, 1996, between BOL and Belgrave (incorporated by reference to Exhibit
                             10.30 in the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 1-5759).

              *10.39 Stock Option Agreement, dated December 16, 1996, between the Company and Howard M. Lorber (incorporated by reference to Exhibit 10.34 in the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 1-5759).

              *10.40 Letter Agreement dated September 5, 1996 between Ronald S. Fulford and Liggett (incorporated by reference to Exhibit 10.23 in Liggett's Form 10-K for the year ended December 31, 1996, Commission File No. 33-75224).

              *10.41 Stock Option Agreement, dated January 1, 1997, between the Company and Richard J. Lampen (incorporated by reference to Exhibit 10.35 in the Company's Form 10-K for the year ended December 31,
                             1996).

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

              * 10.42 Stock Option Agreement, dated January 1, 1997, between the Company and Marc N. Bell (incorporated by reference to exhibit 4.3 in the Company's Registration Statement on Form S-8 (No. 333-24217)).

              * 10.43 Stock Option Agreement, dated January 1, 1998, between the Company and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.43 in the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 1-5759).

              * 10.44 Use Agreement dated as of January 31, 1997, entered into by and between BML and Liggett-Ducat Joint Stock Company (incorporated by reference to exhibit
                             10.3 in the New Valley Form 8-K).

              * 10.45 Stock Purchase Agreement, dated as of January 16, 1998, by and between the Company and High River Limited Partnership (incorporated by reference to the Company's Form 8-K dated January 16, 1998, Commission File No. 5759).

              * 10.46 Registration Rights Agreement, dated as of January 30, 1998, among the Company and the holders of record of the shares of the Company's common stock referred to therein (incorporated by reference to Exhibit 99.5 in the Company's Form 8-K dated February 2, 1998, Commission File No. 1-5759).

              * 10.47 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AIF (incorporated by reference to Exhibit 10.2 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

              * 10.48 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AAP (incorporated by reference to Exhibit 10.3 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

              * 10.49 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AIF (incorporated by reference to Exhibit 10.4 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

              * 10.50 Warrant to purchase common stock of the Company, dated March 2, 1998, issued to AAP (incorporated by reference to Exhibit 10.5 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

              * 10.51 Registration Rights Agreement, dated as of March 2, 1998, among the Company and the Apollo Holders (incorporated by reference to Exhibit 10.6 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

              * 10.52 Registration Rights Agreement, dated as of March 2, 1998, among the Company and the Apollo Holders (incorporated by reference to Exhibit 10.7 in the Company's Form 8-K dated March 2, 1998, Commission File No. 1-5759).

              * 10.53 Amended and Restated Stock Option Agreement, dated as of October 12, 1998, by and between the Company and Kasowitz, Benson, Torres & Friedman LLP, Marc
                             E. Kasowitz and Daniel R. Benson (incorporated by reference to Exhibit 10.4 in the Company's Form 10-Q for the quarter ended September 30, 1998, Commission File No. 1-5759).

              * 10.54 Participating Loan Agreement, dated as of April 28, 1998, by and among Western Realty Development LLC, Western Tobacco Investments LLC and Brooke (Overseas) Ltd. (incorporated by reference to Exhibit 10.2 in New Valley's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-2493).

              * 10.55 Consulting Agreement, dated as of May 1, 1998, between the Company and J. Sauter Enterprises, Inc. (incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-8, No. 333-59615).

              * 10.56 Brooke Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to the Company's Proxy Statement dated September 15, 1998, Commission File No. 1-5759).

              * 10.57 Stock Option Agreement, dated July 20, 1998, between the Company and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of the Company).

              * 10.58 Stock Option Agreement, dated July 20, 1998, between the Company and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in the Company's Form 10-Q for the quarter ended September 30, 1998, Commission File No. 1-5759).

              * 10.59 Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated ("PM"), the Company, Liggett & Myers Inc. ("L&M") and Liggett (incorporated by reference to Exhibit 10.1 in the Company's Report on Form 8-K dated November 25, 1998, Commission No. 1-5759).

                10.60 Formation and Limited Liability Company Agreement of Brands LLC (the "Formation Agreement"), dated as of January 12, 1999, among the Company, L&M, Eve Holdings Inc. ("Eve"), Liggett and PM, including the form of Trademark License Agreement.

                10.61 Class A Option Agreement, dated as of January 12, 1999, among the Company, L&M, Eve, Liggett and PM.

              EXHIBIT
                NO.                           DESCRIPTION
        ------------------------------------------------------------------------

                10.62 Class B Option Agreement, dated as of January 12, 1999, among the Company, L&M, Eve, Liggett and PM.

                10.63 Amendment to the Formation Agreement, dated as of February 19, 1999, among the Company, L&M, Eve, Liggett and PM.

                10.64 Purchase and Sale Agreement, dated February 17, 1999, between BGLS and U.S. Bancorp Investments, Inc.

              * 10.65 Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley's Form 10-K for the year ended December 31, 1995, Commission File No. 1-2493).

              * 10.66 Employment Agreement dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to Exhibit 10(a) in New Valley's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Commission File No. 1-2493).

                10.67 Employment Agreement dated April 15, 1994, between the Company and Marc N. Bell.

                21           Subsidiaries of the Company.

                23.1 Consent of PricewaterhouseCoopers LLP relating to the Company's Registration Statements on Form S-8 (No. 333-24217, No. 333-50189 and No. 333-59615).

                23.2 Consent of Arthur Anderson LLP relating to the Company's Registration Statements on Form S-8 (No. 333-24217, No. 333-50189 and No. 333-59615).

                27.1         Financial Data Schedule of the Company.

                27.2         Financial Data Schedule of BGLS.

                99.1         Material Legal Proceedings

                99.2 Liggett Group Inc.'s Consolidated Financial Statements for the fiscal year ended December 31, 1998.

                99.3 New Valley Holdings, Inc.'s Financial Statements for the fiscal year ended December 31, 1998.

                99.4 Brooke (Overseas) Ltd.'s Consolidated Financial Statements for the fiscal year ended December 31, 1998.

         -------------------

         *Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.40, 10.41, 10.42, 10.43, 10.56, 10.57, 10.65, 10.66
and 10.67.

                  (B)     REPORTS ON FORM 8-K:

         The Company filed the following Report on Form 8-K during the fourth quarter of 1998:

                                                                  FINANCIAL
                DATE                     ITEMS                   STATEMENTS
                ----                     -----                   ----------

          November 25, 1998              5, 7                       None

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


Date:    April 7, 1999

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


Date:    April 7, 1999

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 6th, 1999.


                      SIGNATURE                                      TITLE
                     ----------                                      -----
         /s/ Bennett S. LeBow                          Chairman of the Board, President
         ------------------------------------          and Chief Executive Officer
         Bennett S. LeBow                              (Principal Executive Officer)



         /s/ Joselynn D. Van Siclen
         ------------------------------------           Vice President and Chief
         Joselynn D. Van Siclen                         Financial Officer
                                                        (Principal Financial Officer and
                                                        Principal Accounting Officer)


         /s/ Robert J. Eide
         ------------------------------------            Director
         Robert J. Eide

         /s/ Jeffrey S. Podell
         ------------------------------------            Director
         Jeffrey S. Podell

         /s/ Jean E. Sharpe
         ------------------------------------            Director
         Jean E. Sharpe


                                BROOKE GROUP LTD.
                                    BGLS INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998
                      ITEMS 8, 14(a) (1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

              Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:

                                                                                                   Page
                                                                                                   ----
   FINANCIAL STATEMENTS:

        BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Accountants..................................................         F-3
        Brooke Group Ltd. Consolidated Balance Sheets as of December 31, 1998 and 1997              F-4
        BGLS Inc. Consolidated Balance Sheets as of December 31, 1998 and 1997.............         F-5
        Brooke Group Ltd. Consolidated Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996...............................................         F-6
        BGLS Inc. Consolidated Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996...............................................         F-7
        Brooke Group Ltd. Consolidated Statements of Stockholders' Equity (Deficit) for the
            years ended December 31, 1998, 1997 and 1996...................................         F-8
        BGLS Inc. Consolidated Statements of Stockholder's Equity (Deficit) for the years
            ended December 31, 1998, 1997 and 1996.........................................         F-9
        Brooke Group Ltd. Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996...............................................        F-10
        BGLS Inc. Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996...............................................        F-12
        Notes to Consolidated Financial Statements.........................................        F-14

   FINANCIAL STATEMENT SCHEDULE:

        Schedule II -- Valuation and Qualifying Accounts...................................        F-52

        Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Company's Consolidated Financial Statements or accompanying Notes.

        NEW VALLEY CORPORATION

        Report of Independent Accountants..................................................        F-53
        Consolidated Balance Sheets as of December 31, 1998 and 1997.......................        F-54
        Consolidated Statements of Operations for the years ended December 31, 1998,
            1997 and 1996..................................................................        F-55
        Consolidated Statements of Changes in Shareholders' Equity for the years ended
            December 31, 1998, 1997 and 1996...............................................        F-57
        Consolidated Statements of Cash Flows for the years ended December 31, 1998,
            1997 and 1996..................................................................        F-58
        Notes to Consolidated Financial Statements.........................................        F-60

        LIGGETT GROUP INC.

        The consolidated financial statements of Liggett Group Inc. are filed as exhibit 99.2 to this report and are incorporated herein by reference.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Brooke Group Ltd. and BGLS Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Brooke Group Ltd. and Subsidiaries and BGLS Inc. and Subsidiaries, (collectively the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements of Brooke Group Ltd. and Subsidiaries and BGLS Inc. and Subsidiaries also included an audit of the Financial Statement Schedule listed on Item 14(a) of this Form 10-K. In our opinion the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 30, 1999

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 December 31,  December 31,
                                                                                     1998          1997
                                                                             ----------------- ----------------
ASSETS:

Current assets:
  Cash and cash equivalents ....................................................   $   7,396    $   4,754
  Accounts receivable - trade ..................................................      15,160       10,462
  Other receivables ............................................................         924        1,239
  Inventories ..................................................................      36,316       39,312
  Deferred income taxes ........................................................      59,613
  Other current assets .........................................................       3,151       10,992
                                                                                   ---------    ---------
    Total current assets .......................................................     122,560       66,759

Property, plant and equipment, at cost, less accumulated
  depreciation of $33,856 and $33,187 ..........................................      93,504       45,943
Intangible assets, at cost, less accumulated amortization
  of $21,551 and $19,302 .......................................................         171        2,610
Other assets ...................................................................      12,747        9,922
                                                                                   ---------    ---------
    Total assets ...............................................................   $ 228,982    $ 125,234
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ..........................   $  21,176    $   6,429
  Accounts payable .............................................................      13,880       10,461
  Cash overdraft ...............................................................          77          945
  Accrued promotional expenses .................................................      23,760       26,993
  Accrued taxes payable ........................................................      14,854       19,998
  Accrued interest .............................................................      17,189       39,782
  Proceeds received for options ................................................     150,000
  Other accrued liabilities ....................................................      32,505       34,670
                                                                                   ---------    ---------
    Total current liabilities ..................................................     273,441      139,278

Notes payable, long-term debt and other obligations, less current portion ......     262,665      399,835
Noncurrent employee benefits ...................................................      21,701       29,850
Other liabilities ..............................................................      65,350       44,668

Commitments and contingencies...................................................
Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares...........................................................
  Series G Preferred Stock, 2,184,834 shares, convertible, participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution, liquidation preference of $1.00 per share.......................................................................
  Common stock, par value $0.10 per share, authorized 100,000,000 and 40,000,000 shares, issued 26,498,043 and 24,998,043 shares,
    outstanding 20,943,730 and 18,097,096 ......................................       2,094        1,850
  Additional paid-in capital ...................................................     124,120       88,290
  Deficit ......................................................................    (512,182)    (538,791)
  Accumulated other comprehensive income .......................................      24,774       (1,857)
  Other ........................................................................      (5,508)      (3,750)
  Less:  5,554,313 and 6,900,947 shares of common stock in
    treasury, at cost ..........................................................     (27,473)     (34,139)
                                                                                   ---------    ---------
      Total stockholders' equity (deficit) .....................................    (394,175)    (488,397)
                                                                                   ---------    ---------
      Total liabilities and stockholders' equity (deficit) .....................   $ 228,982    $ 125,234
                                                                                   =========    =========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  December 31,  December 31,
                                                                                      1998         1997
                                                                                  ------------  ------------
ASSETS:

Current assets:
  Cash and cash equivalents ....................................................   $   7,396    $   4,754
  Accounts receivable - trade ..................................................      15,160       10,462
  Other receivables ............................................................         755        1,191
  Inventories ..................................................................      36,316       39,312
  Deferred income taxes ........................................................      59,613
  Other current assets .........................................................       2,946       11,647
                                                                                   ---------    ---------
      Total current assets .....................................................     122,186       67,366

Property, plant and equipment, at cost, less accumulated depreciation of $33,852
  and $32,760 ..................................................................      93,481       45,775
Intangible assets, at cost, less accumulated amortization of $21,551 and $19,302         171        2,610
Other assets ...................................................................      11,558       13,165
                                                                                   ---------    ---------
      Total assets .............................................................   $ 227,396    $ 128,916
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ..........................   $  20,955    $   6,212
  Accounts payable .............................................................      13,746       10,336
  Cash overdraft ...............................................................          63          891
  Due to parent ................................................................      32,394       22,951
  Accrued promotional expenses .................................................      23,760       26,993
  Accrued taxes payable ........................................................      14,854       19,998
  Accrued interest .............................................................      17,188       39,782
  Proceeds received for options ................................................     150,000
  Other accrued liabilities ....................................................      31,556       34,312
                                                                                   ---------    ---------
      Total current liabilities ................................................     304,516      161,475

Notes payable, long-term debt and other obligations, less current portion ......     262,665      399,835
Noncurrent employee benefits ...................................................      21,701       29,850
Other liabilities ..............................................................      69,216       50,871

Commitments and contingencies...................................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding
  Additional paid-in capital ...................................................      69,297       39,081
  Deficit ......................................................................    (524,773)    (550,339)
  Accumulated other comprehensive income .......................................      24,774       (1,857)
                                                                                   ---------    ---------
      Total stockholder's equity (deficit) .....................................    (430,702)    (513,115)
                                                                                   ---------    ---------
      Total liabilities and stockholder's equity (deficit) .....................   $ 227,396    $ 128,916
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          --------------------------------------------
                                                                      Year Ended December 31,
                                                          --------------------------------------------
                                                              1998            1997             1996
                                                          ------------    ------------    ------------
Revenues* .............................................   $    444,566    $    389,615    $    460,356
Cost of goods sold* ...................................        200,996         202,121         243,333
                                                          ------------    ------------    ------------

Gross profit ..........................................        243,570         187,494         217,023
Operating, selling, administrative and general expenses        186,904         162,938         220,950
Settlement charges ....................................        (14,928)         16,527
                                                          ------------    ------------    ------------
Operating income (loss) ...............................         71,594           8,029          (3,927)

Other income (expenses):
    Interest income ...................................          1,169             553             220
    Interest expense ..................................        (79,704)        (61,778)        (60,556)
    Equity in loss of affiliate .......................        (28,717)        (26,646)         (7,808)
    Sale of assets ....................................          5,975          23,086           6,716
    Other, net ........................................         (5,711)          6,458           1,242
                                                          ------------    ------------    ------------
Loss from continuing operations before income taxes ...        (35,394)        (50,298)        (64,113)
(Benefit) provision for income taxes ..................        (59,613)          1,123           1,402
                                                          ------------    ------------    ------------
Income (loss) from continuing operations ..............         24,219         (51,421)        (65,515)
                                                          ------------    ------------    ------------

Discontinued operations:
    Gain on disposal of discontinued operations .......          3,208           1,536           2,982
                                                          ------------    ------------    ------------

Net income (loss) .....................................         27,427         (49,885)        (62,533)
Proportionate share of New Valley capital transactions,
    retirement of Class A Preferred Shares ............                                          1,782
                                                          ------------    ------------    ------------
Net income (loss) applicable to common shares .........   $     27,427    $    (49,885)   $    (60,751)
                                                          ============    ============    ============

Per basic common share:
    Income (loss) from continuing operations ..........   $       1.19    $      (2.83)   $      (3.44)
                                                          ============    ============    ============
    Income from discontinued operations ...............   $       0.16    $       0.09    $       0.16
                                                          ============    ============    ============
    Net income (loss) applicable to common shares .....   $       1.35    $      (2.74)   $      (3.28)
                                                          ============    ============    ============
Basic weighted average common shares outstanding ......     20,425,005      18,168,329      18,497,096
                                                          ============    ============    ============


Per diluted common share:
    Income (loss) from continuing operations ..........   $       0.98    $      (2.83)   $      (3.44)
                                                          ============    ============    ============
    Income from discontinued operations ...............   $       0.13    $       0.09    $       0.16
                                                          ============    ============    ============
    Net income (loss) applicable to common shares .....   $       1.11    $      (2.74)   $      (3.28)
                                                          ============    ============    ============
Diluted weighted average common shares outstanding ....     24,795,154      18,168,329      18,497,096
                                                          ============    ============    ============


  --------------
  *Revenues and Cost of goods sold include excise taxes of $82,613, $87,683 and $112,218 for ended the years ended December 31, 1998, 1997 and 1996, respectively.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      -----------------------------------
                                                             Year Ended December 31,
                                                      -----------------------------------
                                                         1998         1997        1996
                                                      ---------    ---------    ---------
Revenues* .........................................   $ 444,566    $ 389,615    $ 460,356
Cost of goods sold* ...............................     200,996      202,121      243,333
                                                      ---------    ---------    ---------

Gross profit ......................................     243,570      187,494      217,023
Operating, selling and general expenses ...........     183,970      162,548      219,039
Settlement charges ................................     (14,928)      16,527
                                                      ---------    ---------    ---------
Operating income (loss) ...........................      74,528        8,419       (2,016)

Other income (expenses):
    Interest income ...............................       1,025          543          157
    Interest expense ..............................     (84,194)     (65,581)     (64,417)
    Equity in loss of affiliate ...................     (28,717)     (26,646)      (7,808)
    Sale of assets ................................       5,981       27,663        6,716
    Other, net ....................................      (5,878)       2,326       (2,579)
                                                      ---------    ---------    ---------
Loss from continuing operations before income taxes     (37,255)     (53,276)     (69,947)
(Benefit) provision for income taxes ..............     (59,613)       1,135        5,254
                                                      ---------    ---------    ---------
Income (loss) from continuing operations ..........      22,358      (54,411)     (75,201)
                                                      ---------    ---------    ---------

Discontinued operations:
    Gain on disposal of discontinued operations ...       3,208        1,536        2,982
                                                      ---------    ---------    ---------
Net income (loss) .................................   $  25,566    $ (52,875)   $ (72,219)
                                                      =========    =========    =========




---------------
   *Revenues and Cost of goods sold include excise taxes of $82,613, $87,683 and $112,218 for the years ended December 31, 1998, 1997 and 1996, respectively.
















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                            Accumulated
                                             Common Stock     Additional                                       Other
                                          ------------------   Paid-In                Treasury             Comprehensive
                                            Shares    Amount   Capital    Deficit      Stock       Other      Income        Total
                                          ----------  ------   ---------  -------     --------    --------  ----------      -----
Balance, December 31, 1995 .............  18,497,096   $1,850  $ 93,186   $(428,173)   $(32,339)   $  (563)   $  9,935   $(356,104)
Net loss................................                                   (62,533)                                        (62,533)
  Unrealized holding loss on
   investment in New Valley.............                                                                      (33,936)     (33,936)
  Effect of New Valley capital
   transactions...........                                                                                      1,099        1,099
                                                                                                             --------    ---------
     Total other comprehensive loss.....                                                                                   (32,837)
                                                                                                                         ---------
Total comprehensive loss................                                                                                   (95,370)
                                                                                                                         ---------
Repurchase of New Valley Class
 A Shares...............................                          1,782                                                      1,782
Distributions on common stock...........                         (5,549)                                                    (5,549)
Amortization of deferred
 compensation...........................                                                              252                      252
Stock options granted to
 consultant.............................                          4,750                            (4,750)
                                          ----------   ------  --------  ---------    --------    -------    --------    ---------
Balance, December 31, 1996..............  18,497,096    1,850    94,169   (490,706)    (32,339)    (5,061)    (22,902)    (454,989)

Net loss................................                                   (49,885)                                        (49,885)
  Unrealized holding gain on
    investment in New Valley.                                                                                  16,842       16,842
  Effect of New Valley capital
    transactions........................                                                                        3,190        3,190
  Pension-related minimum
    liability adjustment................                                                                        1,013        1,013
                                                                                                             --------    ---------
    Total other comprehensive
     income..................                                                                                               21,045
                                                                                                                         ---------
Total comprehensive loss................                                                                                   (28,840)
                                                                                                                         ---------
Distributions on common stock...........                         (5,504)                                                    (5,504)
Amortization of deferred
  compensation..........................                                                            1,311                    1,311
Stock options granted to
  consultant............................                           (375)                                                      (375)
Settlement of loan......................    (400,000)                        1,800     (1,800)
                                          ----------   ------  --------  ---------    --------    -------    --------    ---------
Balance, December 31, 1997..............  18,097,096    1,850    88,290   (538,791)    (34,139)    (3,750)     (1,857)    (488,397)

Net income..............................                                    27,427                                          27,427
  Unrealized holding gain on
   investment in New Valley.............                                                                       30,902       30,902
  Effect of New Valley capital
   transactions.........................                                                                       (3,383)      (3,383)
  Pension-related minimum
   liability adjustment.................                                                                         (888)        (888)
                                                                                                               -------   ---------
    Total other comprehensive
     income.............................                                                                                    26,631
                                                                                                                         ---------
Total comprehensive income..............                                                                                    54,058
                                                                                                                         ---------
Distributions on common stock...........                         (6,123)                                                    (6,123)
Effectiveness fee on debt...............     483,002       48     1,666                  2,391                               4,105
Issuance of options and warrants........                         28,086                            (3,261)                  24,825
Issuance of common stock................   1,500,000      150    11,342                                                     11,492
Issuance of treasury stock..............     863,632       46       319       (818)      4,275                               3,822
Amortization of deferred
 compensation...........................                            540                             1,503                    2,043
                                          ----------   ------  --------  ---------    --------    -------    --------    ---------
Balance, December 31, 1998..............  20,943,730   $2,094  $124,120  $(512,182)   $(27,473)   $(5,508)   $24,774     $(394,175)
                                          ==========   ======  ========  =========    ========    =======    ========    =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                    Accumulated
                                                            Common Stock    Additional                 Other
                                                        ------------------    Paid-In              Comprehensive
                                                         Shares     Amount    Capital     Deficit      Income          Total
                                                        -------     ------  ----------    -------  -------------       -----
Balance, December 31, 1995...........................     100      $         $23,594    $(423,424)    $  9,935       $(389,895)

Net loss.............................................                                     (72,219)                     (72,219)
  Unrealized holding gain on investment in New Valley                                                  (33,936)        (33,936)
  Effect of New Valley capital transactions..........                                                    1,099           1,099
                                                                                                      --------       ---------
    Total other comprehensive loss...................                                                                  (32,837)
                                                                                                                     ---------
Total comprehensive loss.............................                                                                 (105,056)
                                                                                                                     ---------
Repurchase of New Valley Class A Shares..............                          1,782                                     1,782
Distributions paid to parent.........................                                      (3,621)                      (3,621)
Forgiveness of debt by parent........................                         13,705                                    13,705
                                                          ---      ------    -------    ---------     --------       ---------
Balance, December 31, 1996...........................     100                 39,081     (499,264)     (22,902)       (483,085)

Net loss.............................................                                     (52,875)                     (52,875)
  Unrealized holding gain on investment in New Valley                                                   16,842          16,842
  Effect of New Valley capital transactions..........                                                    3,190           3,190
  Pension-related minimum liability adjustment.......                                                    1,013           1,013
                                                                                                      --------       ---------
    Total other comprehensive income.................                                                                   21,045
                                                                                                                     ---------
Total comprehensive loss.............................                                                                  (31,830)
                                                                                                                     ---------
Settlement of loan...................................                                       1,800                        1,800
                                                          ---      ------    -------    ---------     --------       ---------

Balance, December 31, 1997...........................     100                 39,081     (550,339)      (1,857)       (513,115)

Net income...........................................                                      25,566                       25,566
  Unrealized holding gain on investment in New Valley                                                   30,902          30,902
  Effect of New Valley capital transactions..........                                                   (3,383)         (3,383)
  Pension-related minimum liability adjustment.......                                                     (888)           (888)
                                                                                                      --------       ---------
    Total other comprehensive income.................                                                                   26,631
                                                                                                                     ---------
Total comprehensive income...........................                                                                   52,197
                                                                                                                     ---------
Issuance of options and warrants.....................                         24,825                                    24,825
Effectiveness fee on debt............................                          2,442                                     2,442
Payment of interest by parent........................                          2,531                                     2,531
Amortization of deferred compensation................                            418                                       418
                                                          ---      ------    -------    ---------     --------       ---------
Balance, December 31, 1998...........................     100      $         $69,297    $(524,773)    $ 24,774       $(430,702)
                                                          ===      ======    =======    =========     ========       =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          ----------------------------------------------------
                                                                                        Year Ended December 31,
                                                                          ----------------------------------------------------
                                                                                1998              1997             1996
                                                                          ----------------- ----------------- ----------------
Cash flows from operating activities:
  Net income (loss)..................................................       $  27,427          $(49,885)         $(62,533)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization..................................           8,610             8,135             8,819
      Non-cash stock-based expense...................................           9,394             1,311               252
      Gain on sale of assets.........................................          (5,003)          (26,247)           (6,716)
      Deferred income taxes..........................................         (59,613)                              1,061
      Currency translation loss......................................           4,294               (81)              125
      Non-cash interest expense......................................          11,797
      Impact of discontinued operations..............................          (3,208)           (1,536)           (2,982)
      Equity in loss of affiliates...................................          28,717            26,646             7,808
  Changes in assets and liabilities (net of effect of dispositions):
      Receivables....................................................          (3,782)            8,839             6,222
      Inventories....................................................           2,997            14,379             6,830
      Accounts payable and accrued liabilities.......................          (5,496)            7,585            27,716
      Deferred gain..................................................                            (6,459)
      Other assets and liabilities, net..............................         (19,423)           (7,750)            9,693
                                                                            ---------           -------           -------
Net cash used in operating activities................................          (3,289)          (25,063)           (3,705)
                                                                            ---------            ------            ------

Cash flows from investing activities:
  Proceeds from sale of business and assets..........................           2,333            56,494             8,040
  Proceeds received for options......................................         150,000
  Investments........................................................                               (25)           (2,811)
  Capital expenditures...............................................         (21,006)          (20,142)          (34,241)
  Dividends from New Valley..........................................                                              24,733
                                                                            ---------            ------            ------
Net cash provided by (used in) investing activities..................         131,327            36,327            (4,279)
                                                                            ---------            ------            ------





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         --------------------------------------------
                                                                                   Year Ended December 31,
                                                                         --------------------------------------------
                                                                             1998           1997           1996
                                                                         -------------- -------------- --------------
Cash flows from financing activities:
  Proceeds from debt..............................................             4,425         10,305         20,702
  Repayments of debt..............................................          (146,701)       (11,516)        (8,864)
  Borrowings under revolver.......................................           282,004        278,442        353,365
  Repayments on revolver..........................................          (296,731)      (279,435)      (350,105)
  Increase (decrease) in cash overdraft...........................              (868)           938         (4,256)
  Distributions on common stock...................................            (6,123)        (7,266)        (4,162)
  Proceeds from participating loan................................            30,000
  Issuance of common stock........................................             9,970
                                                                           ---------      ---------       --------
Net cash (used in) provided by financing activities...............          (124,024)        (8,532)         6,680
                                                                           ---------      ---------       --------
Effect of exchange rate changes on cash and cash equivalents......            (1,372)            81           (125)
                                                                           ---------      ---------       --------
Net increase (decrease) in cash and cash equivalents..............             2,642          2,813         (1,429)
Cash and cash equivalents, beginning of period....................             4,754          1,941          3,370
                                                                           ---------      ---------       --------
Cash and cash equivalents, end of period..........................         $   7,396      $   4,754       $  1,941
                                                                           =========      =========       ========























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             ---------------------------------------------
                                                                                       Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                 1998           1997            1996
                                                                             ------------- --------------- ---------------
Cash flows from operating activities:
    Net income (loss)...................................................       $  25,566      $(52,875)       $(72,219)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization...................................           8,524         7,993           8,677
        Non-cash stock-based expense....................................           8,878
        Gain on sale of assets..........................................          (5,733)      (26,247)         (6,716)
        Deferred income taxes...........................................         (59,613)                        4,861
        Currency translation loss.......................................           4,294           (81)            125
        Non-cash interest expense.......................................          11,797
        Impact of discontinued operations...............................          (3,208)       (1,536)         (2,982)
        Equity in loss (earnings) of affiliates.........................          28,717        26,646           7,808
    Changes in assets and liabilities (net of effect of dispositions):
        Receivables.....................................................           6,613         8,838           5,863
        Inventories.....................................................           2,997        14,379           6,830
        Accounts payable and accrued liabilities........................          (6,017)        1,245          34,461
        Deferred gain...................................................                        (3,511)
        Other assets and liabilities, net...............................         (21,218)       (8,207)          9,587
                                                                             -----------    ----------        --------
Net cash provided by (used in) operating activities.....................           1,597       (33,356)         (3,705)
                                                                             -----------    ----------        --------

Cash flows from investing activities:
    Proceeds from sale of business and assets...........................           1,609        56,494           8,040
    Proceeds received for options.......................................         150,000
    Investments.........................................................                           (25)         (2,811)
    Capital expenditures................................................         (20,980)      (20,142)        (34,241)
    Dividends from New Valley...........................................                                        24,733
                                                                             -----------    ----------        --------
Net cash provided by (used in) investing activities.....................         130,629        36,327          (4,279)
                                                                             -----------    ----------        --------





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             -----------------------------------------
                                                                                     Year Ended December 31,
                                                                             -----------------------------------------
                                                                                 1998          1997          1996
                                                                             ------------- ------------- -------------
Cash flows from financing activities:
  Proceeds from debt...................................................          3,950        10,305        19,060
  Repayments of debt...................................................       (146,606)      (10,436)       (8,265)
  Borrowings under revolver............................................        282,004       278,442       353,365
  Repayments on revolver...............................................       (296,732)     (279,434)     (350,105)
  Increase (decrease) in cash overdraft................................           (828)          885        (3,755)
  Proceeds from participating loan.....................................         30,000
  Distribution paid to parent..........................................                                     (3,621)
                                                                             ---------     ---------     ---------
Net cash (used in) provided by financing activities....................       (128,212)         (238)        6,679
                                                                             ---------     ---------     ---------
Effect of exchange rate changes on cash and cash equivalents...........         (1,372)           81          (125)
                                                                             ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents...................          2,642         2,814        (1,430)
Cash and cash equivalents, beginning of period.........................          4,754         1,940         3,370
                                                                             ---------     ---------     ---------
Cash and cash equivalents, end of period...............................      $   7,396     $   4,754     $   1,940
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

      (b)  LIQUIDITY:

           The Company's anticipated sources of liquidity for 1999 include, among other things, proceeds from the exercise of an option in an entity to which a subsidiary of Liggett will contribute certain trademarks (the "Marks") and the distribution of loan proceeds from the entity (refer to Note 2), additional debt and/or equity financing, management fees and tax sharing and other payments from Liggett and certain funds available from New Valley Corporation ("New Valley") subject to limitations imposed by BGLS' indenture agreements. Liggett's and New Valley's ability to make such payments is subject to risks and uncertainties attendant to their businesses. (Refer to Notes 3 and 16.) New Valley may also acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions. In 1998, the Company used proceeds from the sale of stock, private debt and equity financing and cash received from the sale of the options on the Marks.

           On December 28, 1998, Liggett redeemed all of its 11.50% Series B and 19.75% Series C Senior Secured Notes due 1999 (the "Liggett Notes"), together with accrued interest, using $150,000 in proceeds received from the sale of the options in the entity that will hold the Marks. Liggett has a $40,000 revolving credit facility expiring March 8, 2000 (the "Facility"), under which $2,538 was outstanding at December 31, 1998.

           On March 2, 1998, BGLS entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together, "the Apollo Holders"), who held, at that date, approximately 41.8% of the $232,864 principal amount of the BGLS 15.75% Series B Senior Secured Notes (the "BGLS Notes"). Pursuant to the terms of the agreement, the Apollo Holders (and any transferees) have agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. (Refer to Note 9.)

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           Liggett-Ducat is in the process of constructing a new tobacco factory in Moscow, Russia, currently scheduled to be operational in mid-1999. The remaining construction costs and equipment required for the new factory will be financed primarily by equipment lease financing currently in place and loans from banks and BOL. (Refer to Note 5.)

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

      (e)  FINANCIAL INSTRUMENTS:

           The estimated fair value of the Company's long-term debt is as follows:

               At December 31,            1998                     1997
                                 --------------------------------------------
                                 Carrying       Fair      Carrying        Fair
                                  Amount        Value      Amount         Value
                                  ------        -----      ------         -----

               Long-term debt    $283,841     $267,679    $406,264      $314,108

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



           Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 26.9% of net sales in 1998, 19.4% of net sales in 1997 and 13.9% of net sales in 1996. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

           Liggett-Ducat sells its products primarily to companies in the wholesale distribution and retail industries in the Russian Federation. Three distributors accounted for approximately 54% of sales in 1998 and two distributors accounted for approximately 47% in 1997. Prepayment for goods and services is a customary business practice in Russia, and Liggett-Ducat receives payment in advance for the majority of its sales. Although Liggett-Ducat does not require collateral and, as a consequence, is exposed to credit risk, Liggett-Ducat does perform ongoing credit evaluations of its customers and believes that its trade accounts receivable risk exposure is limited.

           During the year ended December 31, 1998, the economy of the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of Liggett-Ducat may be significantly affected by these factors for the foreseeable future.

      (g)  ACCOUNTS RECEIVABLE:

           The allowance for doubtful accounts and cash discounts was $2,007 and $1,383 at December 31, 1998 and 1997, respectively.

      (h)  INVENTORIES:

           Domestic tobacco inventories, which comprised 71.5% and 92.6% of total inventory in 1998 and 1997, respectively, are stated at the lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method. All other inventories are determined primarily on a first-in, first-out (FIFO) basis. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



           Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, 1997 and 1996, interest costs of $761, $693 and $6,387, respectively, were capitalized.

           Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

      (j)  INTANGIBLE ASSETS:

           Intangible assets, consisting principally of trademarks and goodwill, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $2,473, $1,845 and $1,778, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

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

      (l)  EMPLOYEE BENEFITS:

           Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1998 and 1997 which are subject to significant fluctuations in the near term.

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

      (q)  ADVERTISING AND PROMOTIONAL COSTS:

           Advertising and promotional costs are expensed as incurred. Advertising expenses were $44,540, $40,534 and $74,238 for the years ended December 31, 1998, 1997 and 1996, respectively.

      (r)  LEGAL COSTS:

           The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

      (s)  EARNINGS PER SHARE:

           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following for the years ended December 31, 1998, 1997 and 1996:

                                                           1998          1997           1996
                                                           ----          ----           ----

           Weighted average shares for basic EPS ..    20,425,005    18,168,329     18,497,096

           Plus incremental shares from conversions:
               Stock options and warrants .........     4,370,149
                                                     ------------  ------------   ------------

           Weighted average shares for diluted EPS     24,795,154    18,168,329     18,497,096
                                                     ============  ============   ============

           In 1997 and 1996, options on 1,922,000 and 1,500,000 shares, respectively, of common stock were not included in the calculation of weighted average shares for diluted EPS because the effects would have been antidilutive.

      (t)  FOREIGN CURRENCY TRANSLATION:

           The Company's Russian subsidiary operates in a highly inflationary economy and uses the U.S. dollar as the functional currency. Therefore, certain assets of this entity (principally

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



           inventories and property and equipment) are translated at historical exchange rates with all other assets and liabilities translated at year end exchange rates and all translation adjustments are reflected in the consolidated statements of operations.

      (u)  OTHER COMPREHENSIVE INCOME:

           The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" effective in the first quarter of 1998 with prior periods restated. Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. The implementation of SFAS No. 130 did not have any material effect on the consolidated financial statements.

2.    PHILIP MORRIS BRAND TRANSACTION

      On November 20, 1998, the Company and Liggett entered into a definitive agreement with Philip Morris Incorporated ("PM") which provided for PM to purchase options in an entity which will hold three cigarette brands, L&M, CHESTERFIELD AND LARK (the "Marks"), held by Liggett's subsidiary, Eve Holdings Inc. ("Eve"). As contemplated by the agreement, Liggett and PM entered into additional agreements (collectively, the "PM Agreements") on January 12, 1999 to effectuate the transactions.

      Under the terms of the PM Agreements, Eve will contribute the Marks to Brands LLC ("LLC"), a newly-formed limited liability company, in exchange for 100% of two classes of LLC interests, the Class A Voting Interest (the "Class A Interest") and the Class B Redeemable Nonvoting Interest (the "Class B Interest"). PM acquired two options to purchase such interests (the "Class A Option" and the "Class B Option"). On December 2, 1998, PM paid Eve a total of $150,000 for such options, $5,000 for the Class A Option and $145,000 for the Class B Option. The payments were used to fund the redemption of the Liggett Notes on December 28, 1998. (Refer to Note
      9).

      The Class A Option entitles PM to purchase the Class A Interest for $10,100. The statutory waiting period under the Hart-Scott-Rodino Act regarding the exercise by PM of the Class A Option expired on February 12, 1999. On March 19, 1999, PM exercised the Class A Option with the closing scheduled for June 10, 1999, subject to customary closing conditions.

      The Class B Option will entitle PM to purchase the Class B Interest for $139,900. The Class B Option will be exercisable during the 90-day period beginning on December 2, 2008, with PM being entitled to extend the 90-day period for up to an additional six months under certain circumstances. The Class B Interest will also be redeemable by the LLC for $139,900 during the same period the Class B Option may be exercised.

      The LLC will seek to borrow $134,900 (the "Loan") from a lending institution. The Loan will be guaranteed by Eve and collateralized by a pledge by the LLC of the Marks and of the LLC's interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B Interest. In connection with the closing of the Class A Option, the LLC will distribute the Loan proceeds to Eve with respect to its Class B Interest. The cash exercise price of the Class B Option and the LLC's redemption price will be reduced by the amount distributed to Eve. Upon PM's exercise of the Class B Option or the LLC's exercise of its redemption right, PM or the LLC, as relevant, will be required to procure Eve's release from its guaranty. The Class B Interest will be entitled to a guaranteed payment of $500 each year, with the Class A Interest allocated all remaining LLC income or loss.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The LLC will grant PM an exclusive license of the Marks for an 11-year term at an annual royalty based on sales of cigarettes under the Marks, subject to a minimum annual royalty payment equal to the annual debt service obligation on the Loan plus $1,000.

      If PM fails to exercise the Class B Option, Eve will have an option to put its Class B Interest to PM, or PM's designees (the "Eve Put Option"), at a put price that is $5,000 less than the exercise price of the Class B Option (and includes PM's procuring Eve's release from its Loan guarantee). The Eve Put Option is exercisable at any time during the 90-day period beginning March 2, 2010.

      If the Class B Option, the LLC's redemption right and the Eve Put Option expire unexercised, the holder of the Class B Interest will be entitled to convert the Class B Interest, at its election, into a Class A Interest with the same rights to share in future profits and losses, the same voting power and the same claim to capital as the entire existing outstanding Class A Interest, i.e., a 50% LLC interest.

      The $150,000 in proceeds received from the sale of the Class A and B Options is presented as a liability on the consolidated balance sheet until the closing of the exercise of the Class A Option and the distribution of the Loan proceeds which is scheduled to occur during the second quarter of 1999. Upon such closing, PM will obtain control of the LLC, and the Company anticipates, based on the expected structure of the transactions, to recognize a gain in its consolidated financial statements to the extent of the total cash proceeds received from the payment of the option fees, the exercise of the Class A Option and the distribution of the Loan proceeds.

3.    INVESTMENT IN NEW VALLEY CORPORATION

      At December 31, 1998 and 1997, the Company's investment in New Valley consisted of an approximate 42% voting interest. At December 31, 1998 and 1997, the Company owned 57.7% of the outstanding $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), 9.0% of the outstanding $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares") and 41.7% of New Valley's common shares, $.01 par value (the "Common Shares").

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The Company's and BGLS' investment in New Valley at December 31, 1998 and 1997, respectively, is summarized below:

                                     Number of        Fair          Carrying
1998                                  Shares         Value          Amount
----                                  ------         -----          ------
   Class A Preferred Shares.......     618,326       $61,833        $ 61,833
   Class B Preferred Shares.......     250,885         1,693           1,693
   Common Shares..................   3,989,710         1,870         (63,526)
                                                     -------        --------
                                                     $65,396        $
                                                     =======        ========

1997
   Class A Preferred Shares.......     618,326       $59,359        $ 59,359
   Class B Preferred Shares.......     250,885           941             941
   Common Shares..................   3,989,710         1,995         (60,300)
                                                     -------        --------
                                                     $62,295        $
                                                     =======        ========
      In November 1994, New Valley's First Amended Joint Chapter 11 Plan of Reorganization, as amended ("Joint Plan"), was confirmed by order of the United States Bankruptcy Court for the District of New Jersey and on January 18, 1995, New Valley emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under the Joint Plan. Pursuant to the Joint Plan, among other things, the Class A Preferred Shares, the Class B Preferred Shares, the Common Shares and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

      During 1996, New Valley repurchased 72,104 Class A Preferred Shares for a total amount of $10,530. The Company has recorded its proportionate interest in the excess of the carrying value of the shares over the cost of the shares repurchased as a credit to additional paid-in capital in the amount of $1,782 for the year ended December 31, 1996.

      The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At December 31, 1998 and 1997, respectively, the accrued and unpaid dividends arrearage was $219,068 ($204.46 per share) and $163,302 ($152.41 per share). The Company received $24,733 ($40.00 per share) in dividend distributions in 1996.

      Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At December 31, 1998 and 1997, respectively, the accrued and unpaid dividends arrearage was $165,856 ($59.43 per share) and $139,412 ($49.95 per share). No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      Summarized financial information for New Valley follows:


                                                                    1998          1997          1996
                                                                    ----          ----          ----
Current assets, primarily cash and marketable securities..       $  91,451      $118,642
Noncurrent assets.........................................         181,271       322,749
Current liabilities.......................................          83,581       125,628
Noncurrent liabilities....................................          78,251       187,524
Redeemable preferred stock................................         316,202       258,638
Shareholders' equity (deficit)............................        (205,312)     (130,399)

Revenues..................................................         102,087       114,568      $130,865
Costs and expenses........................................         127,499       139,989       149,454
Loss from continuing operations...........................         (23,329)      (24,260)      (14,648)
Income from discontinued operations.......................           7,740         3,687         7,158
Net loss applicable to Common Shares(A)...................         (96,553)      (89,048)      (65,160)

Company's share of discontinued operations................           3,208         1,536         2,982


---------------------
        (A) Considers all preferred accrued dividends, whether or not declared and, in 1996, the excess of carrying value of redeemable preferred shares over cost of shares purchased.

      On January 31, 1997, New Valley acquired substantially all the common shares of BML from BOL for $55,000. (Refer to Note 5.)

      In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through December 31, 1998, Apollo had funded $32,364 of its investment in Western Realty Ducat.

      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and New Valley will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Ducat generally require the unanimous consent of the Board of Managers. Accordingly, New Valley has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

      New Valley recorded its basis in the investment in Western Realty Ducat in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty Ducat.

      Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      interest in, a company organized by BOL which, among other things, holds BOL's interest in Liggett-Ducat and the new factory being constructed by Liggett-Ducat on the outskirts of Moscow. (Refer to Note 5.)

      In June 1998, New Valley and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling
      10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at December 31, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750) together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through December 31, 1998, Western Realty Repin has advanced $19,067 (of which $14,300 was funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

      As of December 31, 1998, BML had invested $18,013 in the Kremlin sites and held $252, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1999 and $22,000 in 2000 in the development of the property. BML funded $4,800 of this amount in the first quarter of 1999.

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

      In 1998, New Valley's United States real estate operations sold all of its office buildings, realizing a gain of $4,682. In 1997, New Valley sold one of its shopping centers, realizing a gain of $1,200.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On October 31, 1995, New Valley sold substantially all the assets of its wholly-owned subsidiary, Western Union Data Services Company, Inc. (the "Messaging Service Business"), and conveyed substantially all of the liabilities of the Messaging Service Business for $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The financial statements of the Company reflect its portion of the gain in gain on disposal of discontinued operations in 1998, 1997 and 1996.

      SUBSEQUENT EVENT - Proposed Recapitalization Plan:

      New Valley intends to submit for approval of its shareholders at its 1999 annual meeting a proposed recapitalization of its capital stock (the "Recapitalization Plan"). Under the Recapitalization Plan, each of New Valley's outstanding Class A Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The number of authorized Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of New Valley's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by New Valley for a three-year period. Upon completion of the Recapitalization Plan, New Valley will apply for listing of the Common Shares and Warrants on NASDAQ.

      Completion of the Recapitalization Plan would be subject to, among other things, approval by the required holders of the various classes of New Valley's shares, effectiveness of the New Valley proxy statement and prospectus for the annual meeting, receipt of a fairness opinion and compliance with the Hart-Scott-Rodino Act.

      The Company has agreed to vote all of its shares in New Valley in favor of the Recapitalization Plan. As a result of the Recapitalization Plan and assuming no warrant holder exercises its warrants, the Company will increase its ownership of the outstanding Common Shares of New Valley from 42.3% to 55.1% and its total voting power from 42.3% to 55.1%. New Valley would become part of the Company's consolidated group for financial statement purposes.

      The Joint Plan places restrictions on and requires approvals for certain transactions with the Company and its affiliates to which New Valley or a subsidiary of, or entity controlled by, New Valley may be party, including the requirements, subject to certain exceptions for transactions involving less than $1 million in a year or pro rata distributions on New Valley's capital stock, of approval by not less than two-thirds of the entire Board, including at least one of the directors elected by the holders of New Valley's preferred shares, and receipt of a fairness opinion from an investment banking firm. In addition, the Joint Plan requires that, whenever New Valley's Certificate of Incorporation provides for the vote of the holders of the Class A Senior Preferred Shares acting as a single class, such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by the Company. The foregoing provisions of the Joint Plan will terminate upon consummation of the Recapitalization Plan.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


4.    RJR NABISCO HOLDINGS CORP.

      New Valley expensed $100 in 1997 and $11,724 in 1996 relating to its investment in the common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco"). Pursuant to a December 27, 1995 agreement between the Company and New Valley whereby New Valley agreed to reimburse the Company and its subsidiaries for certain reasonable out-of-pocket expenses in connection with RJR Nabisco, New Valley paid the Company and its subsidiaries a total of $17 and $2,370 in 1997 and 1996, respectively.

      On February 29, 1996, New Valley entered into a total return equity swap transaction (the "Swap") with an unaffiliated financial institution relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). During the third quarter of 1996, the Swap was terminated in connection with New Valley's reduction of its holdings of RJR Nabisco common stock, and New Valley recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

5.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      At December 31, 1998, BOL owned approximately 99.9% of the stock of Liggett-Ducat through its subsidiary, Western Tobacco Investments LLC ("Western Tobacco"). (Refer to Note 9 for information concerning pledges of interests in Western Tobacco.)

      Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow. Production at Liggett-Ducat's existing factory is currently scheduled to cease in March 1999, with production starting in the new factory in mid-1999. A 49-year land lease was renegotiated in 1996 for the new factory site. Liggett-Ducat has entered into a construction contract for the plant. The remaining liability under that contract, as amended, at December 31, 1998 is approximately $7,825. Equipment purchase agreements in place at December 31, 1998 total $35,846, of which $29,438 is being financed by the manufacturers.

      Western Realty Ducat has made a $30,000 participating loan to Western Tobacco which holds BOL's interest in Liggett-Ducat and the new factory. The loan, which bears no fixed interest, is payable only out of 30% of distributions, if any, made by Western Tobacco to BOL. After the prior payment of debt service on loans to finance the construction of the new factory, 30% of distributions from Western Tobacco to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of Western Tobacco. For the year ended December 31, 1998, preference requirement equal to 30% of Western Tobacco's net income, $1,991, has been charged to interest expense. The loan is classified in other long-term liabilities on the consolidated balance sheet at December 31, 1998. (Refer to Note 3.)

      On January 31, 1997, BOL sold all its shares of BML to New Valley for $21,500 in cash and a promissory note of $33,500 payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997 with interest at 9%. The note was paid in full as of December 31, 1997. The consideration received exceeded the carrying value of its investment in BML by $43,700. The Company recognized a gain on the sale in 1997 in the amount of $21,300. The remaining $22,400 was deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership in New Valley

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BML, which is currently used by Liggett-Ducat for its existing cigarette factory) is subject to a put option held by New Valley. The option allows New Valley to put this site back to the Company at the greater of the appraised fair value of the property at the date of exercise or $13,600, during the period Liggett-Ducat operates the factory on such site. During the second quarter 1997, BML sold one of its office buildings, Ducat Place I, to a third party. Accordingly, the Company recognized $1,240 of its deferred gain. As discussed in Note 3, in 1998, New Valley contributed the BML real estate assets to Western Realty Ducat, and the Company recognized a further portion of the deferred gain, $4,246, to the extent of Apollo's interest in Western Realty Ducat.

      In connection with the sale of its BML shares to New Valley, certain specified liabilities aggregating $40,800 remained with BML, including a Russian bank loan with a balance of $20,418, which was paid in full during the third quarter of 1997.

      During the second quarter of 1996, BOL entered into stock purchase agreements with the former chairman of Liggett-Ducat and the former Director of Liggett-Ducat's tobacco operations (the "Sellers"). Under the stock purchase agreements, BOL acquired 142,558 shares held by the Sellers for $2,143.

      Concurrently, the Company entered into consulting and non-compete agreements with the Sellers. Under the terms of these agreements, the Company will pay the Sellers a total of approximately $8,357 over five years. At December 31, 1998, the liability remaining under these agreements was $3,099.

      In 1996, Russian tax authorities assessed Liggett-Ducat $7,600 for outstanding tax liabilities relating to 1995. The liability is payable in two parts, 50% within 2-1/2 years, the remaining 50% over the succeeding five years. The remaining liability at December 31, 1998 was $396.

6.    INVENTORIES

      Inventories consist of:

                                                            December 31,
                                                       ---------------------
                                                         1998          1997
                                                       -------       -------
      Leaf tobacco...............................      $13,882       $20,392
      Other raw materials........................        4,629         4,103
      Work-in-process............................        2,001         1,976
      Finished goods.............................       15,446        13,273
      Replacement parts and supplies.............        4,130         4,466
                                                       -------       -------
      Inventories at current cost................       40,088        44,210
      LIFO adjustments...........................       (3,772)       (4,898)
                                                       -------       -------
                                                       $36,316       $39,312
                                                       =======       =======

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 1998, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $6,721 and $9,137, respectively. In addition, Liggett-Ducat had leaf tobacco prepayments of $1,232.

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                          December 31,
                                                     ---------------------
                                                         1998       1997

      Land and improvements......................    $    412      $   411
      Buildings..................................       5,823        6,521
      Machinery and equipment....................      54,144       53,717
      Leasehold improvements.....................                      302
      Construction-in-progress...................      66,981       18,179
                                                     --------      -------
                                                      127,360       79,130
      Less accumulated depreciation..............     (33,856)     (33,187)
                                                     --------      --------
                                                     $ 93,504      $45,943
                                                     ========      =======

      Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $4,123, $4,513 and $4,412, respectively. Capitalized interest included in property, plant and equipment was $761 and $693 in 1998 and 1997, respectively.

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which is collateralized by the equipment, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

      As discussed in Note 3, in connection with the construction of the new factory in Russia, equipment purchase agreements in place at December 31, 1998 total $35,846 of which $29,438 is being financed by manufacturers.

8.    SALE OF ASSETS

      On November 20, 1998, the Company and Liggett sold options to PM to purchase interests in the LLC. (Refer to Note 2.)

      On January 31, 1997, BOL sold BML to New Valley for $21,500 in cash and a promissory note of $33,500 which was paid in 1997. (Refer to Note 5.)

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


9.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                         December 31,      December 31,
                                                                            1998              1997
                                                                         ------------      ------------
         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $17,374 and $1,141.....      $215,490            $231,723
         Deferred interest on 15.75% Series B Senior Secured
             Notes due 2001........................................        24,985
         14.500% Subordinated Debentures due 1998..................                               800

         Liggett:
         11.500% Senior Secured Series B Notes due 1999, net of
             unamortized discount of $206..........................                           112,406
         Variable Rate Series C Senior Secured Notes due 1999......                            32,279
         Revolving credit facility.................................         2,538              23,427

         BOL:
         Foreign credit facilities.................................        11,600               5,000
         Notes payable.............................................        28,057

         Other.....................................................         1,171                 629
                                                                         --------            --------
         Total notes payable, long-term debt and other obligations.       283,841             406,264
         Less:

             Current maturities....................................        21,176               6,429
                                                                         --------            --------
         Amount due after one year.................................      $262,665            $399,835
                                                                         ========            ========


      STANDSTILL AGREEMENT - BGLS:

      On August 28, 1997, during negotiations with the holders of more than 83% of the BGLS Notes then outstanding which concerned certain modifications to the terms of such debt, BGLS entered into a standstill agreement with such holders. Pursuant to the standstill agreement, as amended, such holders agreed that they would be entitled to receive their portion of the July 31, 1997 interest payment on the BGLS Notes (in total, $15,340) only after giving BGLS 20 days' notice but in any event by February 6, 1998.

      On February 6, 1998, BGLS entered into a further amendment to the standstill agreement with the Apollo Holders, who held approximately 41.8% of the $232,864 principal amount of the BGLS Notes then outstanding, which extended the termination date of such agreement with respect to the Apollo Holders to March 2, 1998. Also on February 6, 1998, the holder of 41.9% of the BGLS Notes, who had previously been a party to the standstill agreement, was paid its pro rata share of the July 31, 1997 interest payment on the BGLS Notes. The Company also sold stock on January 16, 1998 to an affiliate of this holder in which it recorded an expense of $2,531 for the first quarter 1998, representing the difference between the cost and fair market value of the shares sold. (Refer to Note 13.)

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On March 2, 1998, the Company entered into an agreement with the Apollo Holders in which the Apollo Holders (and any transferees) agreed to defer the payment of interest on the BGLS Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the BGLS Notes on January 31, 2001 or upon an event of default under the Indenture for the BGLS Notes. Accordingly, accrued interest as of March 2, 1998 was reclassified and included in long-term debt. In connection with the agreement, the Company pledged 50.1% of Western Tobacco to collateralize the BGLS Notes held by the Apollo Holders (and any transferees).

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

      SUBSEQUENT EVENT:

      On February 17, 1999, BGLS entered into an agreement with a third party to purchase, during the third quarter of 1999, approximately $31,139 principal amount of the BGLS Notes, originally held by the Apollo Holders and subject to the standstill agreement. The purchase price is 95% of the principal amount of the notes and the accrued interest thereon. Such purchase is contingent upon receipt by the Company of approximately $145,000 (in addition to the $150,000 option fee paid in December 1998) on terms substantially consistent with the transactions contemplated by the PM Agreements. (Refer to Note 2.) BGLS will fund the purchase price with tax sharing payments from Liggett.

      14.500% SUBORDINATED DEBENTURES DUE 1998

      The 14.500% Subordinated Debentures due 1998 in principal amount of $800 were paid at maturity together with accrued interest on April 1, 1998.

      15.75% SERIES B SENIOR SECURED NOTES DUE 2001

      The BGLS Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The BGLS Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the BGLS Notes remain outstanding), limit additional

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The BGLS Notes may be redeemed, in whole or in part, through December 31, 1999, at a price of 101% of the principal amount and thereafter at 100%. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year.

      LIGGETT 11.500% SENIOR SECURED SERIES B NOTES DUE 1999:

      On February 14, 1992, Liggett issued $150,000 in 11.50% Senior Secured Notes (the "Liggett Series B Notes"). The Liggett Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett Series B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes were redeemed on December 28, 1998 at a price equal to 100% of the principal amount together with accrued interest. As discussed in Note 2, proceeds of $150,000 from the purchase by PM of two options to purchase the Class A Interest and the Class B Interest in the LLC were used to fund the redemption.

      On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, on February 2, 1998, the Company issued 483,002 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, Liggett recorded a deferred charge of $4,105 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge was amortized over a period of eleven months.

      ISSUANCE OF LIGGETT SERIES C VARIABLE RATE NOTES:

      The Series C Notes had the same terms (other than interest rate, which was 19.75%) and stated maturity as the Liggett Series B Notes. They were also redeemed on December 28, 1998 together with accrued interest.

      REVOLVING CREDIT FACILITY - LIGGETT:

      On March 8, 1994, Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders. The Facility is collateralized by all inventories and receivables of Liggett. At December 31, 1998, $18,607 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bore a rate of 9.25% at December 31, 1998. The Facility requires Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended, imposes requirements with respect to Liggett's permitted maximum adjusted net worth (not to fall below a deficit of $195,000

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      as computed in accordance with the agreement, this computation was $141,414 at December 31, 1998) and net working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $6,168 at December 31, 1998).

      On August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the holders of the Liggett Notes. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lender. At December 31, 1997, this amount was classified in other assets on the consolidated balance sheet. At December 31, 1998, the Company had recovered the $6,000 collateral from the lender together with accrued interest.

      FOREIGN LOANS:

      At December 31, 1998, Liggett-Ducat had two credit facilities outstanding. One, for $10,000, expires in May 1999. The interest rate had been 21% but was increased to 25% on August 26, 1998 over the remaining term of the facility. The second, for $5,000, expires in December 1999. The interest rate is 20%. At December 31, 1998, the balance outstanding under the facilities was $11,600. The facilities are collateralized by factory equipment and tobacco stock.

      SCHEDULED MATURITIES:

      Scheduled maturities of long-term debt are as follows:

                    Year ending December 31:

                    1999............................        $  21,176
                    2000............................            7,448
                    2001............................          245,385
                    2002............................            4,910
                    2003............................            4,922
                    Thereafter......................               --
                                                             --------
                                                             $283,841
                                                            =========

10.   COMMITMENTS

      Certain of the Company's subsidiaries lease certain facilities and equipment used in its operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms for one year or more are as follows:

                    Year ending December 31:
                    1999..........................   $1,598
                    2000..........................      804
                    2001..........................      357
                    2002..........................      369
                    2003..........................      214
                    Thereafter....................    2,023
                                                     ------
                                                     $5,365
                                                     ======

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Lease commitments for 2003 and thereafter relate primarily to the remaining 43 years of a land lease and 23 years of an equipment lease in Russia.

      The Company's rental expense for the years ended December 31, 1998, 1997 and 1996 was $3,035 $3,625 and $5,471, respectively.


11.   EMPLOYEE BENEFIT PLANS

      The Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which does not change the measurement or recognition of those plans, but revises the disclosure requirements for pension and other postretirement benefit plans in order to facilitate financial analysis. SFAS No. 132 is effective for the Company for the year ended 1998 and for all years presented.

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

      The Company's net pension expense consists of the following components:


                                                                        Year Ended December 31,
                                                                  -----------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      -------
Service cost - benefits earned during the period..........        $    350      $    350      $    350
Interest cost on projected benefit obligation.............          11,707        12,255        12,241
Expected return on assets.................................         (16,724)      (14,093)      (10,753)
Amortization of net gain..................................          (3,064)         (988)       (3,006)
Curtailment related to plan restructuring.................                           484         1,463
                                                                  --------      --------      --------
                                                                  $ (7,731)     $ (1,992)     $    295
                                                                  ========       =======      ========


                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




                                                                      1998            1997
                                                                    ---------       --------
Change in benefit obligation:
    Benefit obligation at January 1......................           $(165,474)      $(163,502)
    Interest cost........................................             (11,707)        (12,255)
    Benefits paid........................................              15,861          17,987
    Termination, settlements and curtailment.............                                (484)
    Actuarial losses ....................................              (8,744)         (7,220)
                                                                    ---------       ---------
    Benefit obligation at December 31....................           $(170,064)      $(165,474)
                                                                    =========       =========
Change in plan assets:
    Fair value of plan assets at January 1...............           $ 194,732       $ 169,845
    Actual return on plan assets.........................               4,866          42,511
    Contributions........................................                 342             363
    Benefits paid........................................             (15,861)        (17,987)
                                                                    ---------       ---------
    Fair value of plan assets at December 31.............           $ 184,079       $ 194,732
                                                                    =========       =========

    Excess of plan assets versus benefit
        obligations at December 31.......................           $  14,015       $  29,258
    Unrecognized actuarial gains.......................               (25,729)        (49,045)
    Contributions or SERP benefits.......................                  86              86
                                                                    ---------       ---------
    Net pension liability before additional
        minimum liability and purchase accounting.
        valuation adjustments............................             (11,628)        (19,701)
    Additional minimum liability.........................              (1,901)         (2,058)
    Purchase accounting valuation adjustments relating
       to income taxes...................................               2,730           3,077
                                                                     --------       ---------
Pension liability included in the December 31 balance
       sheet.............................................           $ (10,799)      $ (18,682)
                                                                    =========       =========



      Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations for the years ended December 31, 1998 and 1997 follow:


                                                               1998                  1997
                                                               ----                  ----
  Discount rates..................................         5.50 - 7.50%          6.25 - 8.00%
  Accrued rates of return on invested assets......         8.75 - 9.0%               9.0%
  Salary increase assumptions.....................             N/A                   N/A


      Plan assets consist of commingled funds, marketable equity securities and corporate and government debt securities.

      POSTRETIREMENT MEDICAL AND LIFE INSURANCE PLANS:

      BGLS AND LIGGETT

      Substantially all of Liggett's employees are eligible for certain postretirement benefits if they reach retirement age while working for the Company. Retirees are required to fund 100% of participant medical premiums.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The components of net periodic postretirement benefit cost for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                        1998         1997         1996
                                                                        ----         ----         ----
      Service cost benefits earned during the year............         $  43         $  24        $  68
      Interest cost on accumulated postretirement
           benefit obligation.................................           583           703          829
      Charge for special termination benefits.................                          47          137
      Amortization of net (gain) loss.........................          (284)         (193)         (92)
                                                                        ----          ----         ----
      Net periodic postretirement benefit expense.............          $342          $581         $942
                                                                        ====          ====         ====


      The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 1998 and 1997 applicable to each employee group for benefits:


                                                                          1998             1997
                                                                          ----             ----
Change in benefit obligation:
     Benefit obligation at Janaury 1..........................         $ (8,178)          $ (9,225)
     Service cost.............................................              (43)               (24)
     Interest cost............................................             (583)              (703)
     Benefits paid............................................              934                960
     Actuarial (losses) gains.................................           (1,246)               814
                                                                       --------           --------
     Benefit obligation at December 31........................         $ (9,116)          $ (8,178)
                                                                       ========           ========

Change in plan assets:
     Contributions............................................         $    934           $    960
     Benefits paid............................................             (934)              (960)
                                                                       --------           --------
     Fair value of plan assets at December 31.................         $                  $
                                                                       ========           ========

Accumulated post retirement benefit obligation in excess
         of the plan assets..................................          $ (9,116)          $ (8,178)
     Unrecognized actuarial gains ...........................            (2,462)            (3,992)
Purchase accounting valuation adjustments relating to
     income taxes............................................               676              1,002
                                                                       --------           --------
Postretirement liability included in the December 31
     balance sheet...........................................          $(10,902)          $(11,168)
                                                                       ========           ========


      The APBO at December 31, 1998 and 1997 was determined using discount rates of 7.5% and 7.5%, respectively, and a health care cost trend rate of 4% in 1998 and 1997. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit cost by $363 and $26, respectively, for the year ended December 31, 1998. The Company does not hold any assets reserved for use in the plan.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      PROFIT SHARING PLAN:

      LIGGETT

      The 401(k) plans originally called for Liggett contributions matching up to a 3% employee contribution, plus additional Liggett contributions of up to 6% of salary based on the achievement of Liggett's profit objectives. Liggett contributed and expensed $469, $497 and $591 to the 401(k) plans for the years ended December 31, 1998, 1997 and 1996, respectively.

12.   INCOME TAXES

      The Company files a consolidated U.S. income tax return that includes its more than 80%-owned United States subsidiaries. The amounts provided for income taxes are as follows:


                                                                         Year Ended December 31,
                                                                  --------------------------------------
                                                                  1998             1997             1996
                                                                  ----             ----             ----
      Current:
         U.S. Federal.....................................      $
         Foreign..........................................                        $1,134           $1,454
         State............................................                           (11)             (52)
                                                                --------          ------           ------
      Deferred:
         U.S. Federal.....................................      $(59,158)         $                $
         Foreign..........................................          (455)
         State............................................
                                                                --------          ------           ------
      Total (benefit) provision...........................      $(59,613)         $1,123           $1,402
                                                                ========          ======           ======


      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                      December 31, 1998                   December 31, 1997
                                                ------------------------------     ------------------------------
                                                Deferred Tax      Deferred Tax     Deferred Tax      Deferred Tax
                                                   Assets         Liabilities         Assets         Liabilities
                                                ------------      ------------     ------------      ------------
      Sales and product allowances.......       $ 3,468                             $   3,102
      Inventory..........................           660            $ 1,220                457          $ 1,568
      Coupon accruals....................         1,004                                 2,369
      Property, plant and equipment......                            4,791                               5,760
      Employee benefit plan accruals.....         8,429                                12,698
      Debt restructuring charges.........        17,159                                19,105
      Excess of tax basis over book basis-
         non-consolidated entities.......         9,969                                 9,467
      Legal settlements..................         2,036                                 9,840
      Russian tax loss carryforwards.....         3,354
      U.S. net operating loss
         carryforwards...................        62,714                                50,151
      Valuation allowance................       (43,169)                              (99,861)
      Reclassifications..................        (6,011)            (6,011)            (7,328)          (7,328)
                                               --------            -------          ---------          -------
                                               $ 59,613            $                $                  $
                                               ========            =======          =========          =======


      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $43,169 at December 31, 1998.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      At December 31, 1998, the Company and its consolidated group had U.S. tax carryforwards of $157,000 which may be subject to certain restrictions and limitations and which will expire in the years 2006 to 2017.

      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                                           Year Ended December 31,
                                                                  ---------------------------------------
                                                                  1998             1997              1996
                                                                  ----             ----              ----
      Loss from continuing operations
        before income taxes................................     $(35,394)         $(50,298)        $(64,113)
                                                                --------          --------         --------
      Federal income tax benefit at statutory rate.........      (12,387)          (17,604)         (22,440)

      Increases (decreases) resulting from:
        State income taxes, net of federal income tax
          benefits.........................................                             (8)             (34)
        Foreign taxes......................................         (455)            1,134            1,454
        Other..............................................        9,921             8,386              951
        Changes in valuation allowance.....................      (56,692)            9,215           21,471
                                                                --------          --------         ---------
        Provision for income tax...........................     $(59,613)         $  1,123         $   1,402
                                                                ========          ========         =========


12.   EQUITY

      On January 16, 1998, the Company entered into a Stock Purchase Agreement in which High River Limited Partnership purchased 1,500,000 shares of the Company's common stock for $9,000. (Refer to Note 9.)

      In connection with the March 2, 1998 agreement with the Apollo Holders, the Company issued warrants to purchase the Company's common stock. (Refer to Note 9.)

      On March 12, 1998, the Company granted an option for 1,250,000 shares of the Company's common stock to a law firm that represents the Company and Liggett. On May 1, 1998 and April 1, 1999, options for 250,000 and 1,000,000 shares, respectively, of common stock were exercisable at $17.50 per share. The option, as originally written, was to expire on March 31, 2003. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility 77.6%, risk-free interest rate of 5.47%, expected life of two years and dividend rate of 0%. The Company recognized expense of $1,495 in the second quarter of 1998. On October 12, 1998, the Company amended the option to reduce the exercise price from $17.50 per share to $6.00 per share and extended the initial exercise date on all 1,250,000 shares to April 1, 2000, subject to earlier exercise under certain circumstances. The expense at the initial grant date was $3,063, and the incremental expense incurred due to the modifications of the grant was $2,050. At December 31, 1998, $2,507 had been expensed, and the remaining amount of $2,606 will be recognized over the vesting period.

      During April and May 1998, the Company granted 10,000 shares of the Company's common stock to each of its three outside directors. Of these shares, 7,500 vested immediately and the remaining 22,500 shares will vest in three equal annual installments. At December 31, 1998, $124 had been expensed and the remaining amount of $227 will be recognized over the vesting period.

      On August 28, 1998, the Company granted 470,000 shares of its common stock as part of a performance fee to members of a law firm which represents the Company and Liggett. The shares generally are not transferable prior to September 1, 1999. The Company expensed $1,687 for the year ended December 31, 1998.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On October 15, 1998, the Company obtained stockholder approval to increase the number of authorized shares of the Company's common stock from 40,000,000 to 100,000,000 shares.

      On March 7, 1997, a partnership controlled by the Company's Chairman, President and Chief Executive Officer and controlling stockholder (the "Chairman"), transferred 400,000 shares of common stock to the Company in satisfaction of an obligation. (Refer to Note 17.)

14.   STOCK PLANS

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

      On July 20, 1998, the Company granted a non-qualified stock option to each of the Chairman and a consultant to the Company who serves as President and a director of New Valley (the "Consultant"), pursuant to the Plan, which grants had been conditioned upon the approval of the Plan by the Company's stockholders. Under the options, the Chairman and the Consultant have the right to purchase 2,500,000 shares and 500,000 shares, respectively, of the Company's common stock at an exercise price of $9.75 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and become exercisable as to one-fourth of the aggregate shares covered thereby on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will immediately vest and become exercisable upon
      (i) the occurrence of a "Change in Control," or (ii) the termination of the option holder's employment or consulting arrangement with the Company due to death or disability.

      The fair value of the equity instruments issued to the Consultant was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility of 82.18%, risk-free interest rate of 5.47%, expected option life of 10 years and dividend rate of 0%. At December 31. 1998, $407 had been expensed and the remaining amount of $2,853 will be recognized over the remaining vesting period.

      As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 43,000 and 422,000, respectively, shares of the Company's common stock at an exercise price of $5.00 per share. The options have a ten-year term and vest in six equal annual installments. The Company will recognize compensation expense of $154 over the vesting period.

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      A summary of stock options granted to employees follows:

                                                                                      Weighted
                                                      Number of       Exercise        Average
                                                       Shares          Price         Fair Value
                                                      ---------       --------       ----------
Outstanding on December 31, 1996..............                0
     Granted..................................          422,000         $5.00          $4.30
     Exercised................................                0
     Cancelled................................                0
Outstanding on December 31, 1997..............          422,000         $5.00          $4.30
     Granted..................................        2,543,000      $5.00-$9.75       $7.64
     Exercised................................           94,132         $5.00
     Cancelled................................                0
Outstanding on December 31, 1998..............        2,870,868      $5.00-$9.75       $7.75
Options exercisable at:
     December 31, 1997........................           89,165
     December 31, 1998........................           70,366



      The Company will continue to account for stock options granted employees at their intrinsic value. Had the fair value method of accounting been applied to the Company's stock options granted to employees, the pro forma effect would be as follows:


                                                                      1998             1997
                                                                      ----             ----
Net income (loss) as reported............................            $27,427          $(49,885)
Estimated fair value of the year's option grants.........              2,549               383
Net income (loss) adjusted...............................             24,878           (50,268)
Adjusted net income (loss) per share - basic.............               1.22             (2.81)
Adjusted net income (loss) per share - diluted...........               1.00             (2.81)


      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted in July 1998, January 1998 and January 1997, respectively. There are no expected dividends or forfeitures.


                            Risk Free           Expected           Expected          Weighted Average
         Date             Interest Rate       Life in Years       Volatility            Fair Value
         ----             -------------       -------------       ----------         ----------------
July 20, 1998                  5.54%               10                79.14%                $8.21
January 1, 1998                5.74%               10                76.56%                $7.58
January 1, 1997                6.44%               10                81.46%                $4.30


      On December 16, 1996, the Company entered into a Stock Option Agreement (the "Agreement") with the Consultant. The Agreement granted the Consultant non-qualified stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      beginning on July 1, 1997. Pursuant to the Agreement, common stock dividend equivalents are paid on each vested and unexercised option. The Company estimated the fair value of such grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.4%, expected option life of 10 years, volatility of 81.4% and no expected dividends or forfeiture. Under this model, the fair value of stock options granted in 1996 was $4,750. The Company recognized expense of $780, $1,127 and $64 for the years ended 1998, 1997 and 1996, respectively.

      As of January 1, 1994, the Company had granted 500,000 shares of restricted common stock to the Consultant. Of the total number of shares granted, 250,000 were immediately vested and issued during the third quarter. The remaining 250,000 shares were issued in 1995 and vested in 1997. In addition, on January 25, 1995, the Company entered into a non-qualified stock option agreement with the Consultant. Under the agreement, options to purchase 500,000 shares were granted at $2.00 per share. The options are exercisable over a ten-year period, beginning with 20% on the grant date and 20% on each of the four anniversaries of the grant date. The grant provides for dividend equivalent rights on all the shares underlying the options. During 1998, 1997 and 1996, the Company recorded charges to income of $188, $205 and $222, respectively, for compensation based on estimates of the fair market value for the shares and options granted. In 1998, 1997 and 1996, the Company also recorded charges to income of $155, $188, and $150, respectively, for the dividend equivalent rights.

15.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                         Year Ended December 31,
                                                                ------------------------------------------
                                                                   1998             1997             1996
                                                                --------          -------          -------
     I.  Cash paid during the period for:
           Interest........................................      $62,339          $43,028          $57,362
           Income taxes, net of refunds....................        2,751              462              582

    II.  Non-cash investing and financing activities:
           Issuance of stock to Liggett bondholders........        4,105
           Issuance of stock to consultants and law firms..        3,705
           Issuance of warrants............................       22,421
           Dividends payable...............................                                        $ 1,387
           Exchange of Series 2 Senior Secured Notes
             for Series A Notes............................                                         99,154
           Exchange of 14.50% Subordinated Debentures
             for Series B Notes............................                                        125,495
           Issuance of Series A Notes for options..........                                            822
           Exchange of Series A Notes for Series B Notes...                                         99,976
           Issuance of promissory notes for shares
             of Liggett-Ducat..............................                                          1,643
           Promissory note from New Valley.................                       33,500



                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


16.   CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into four categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"); (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions");
      (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. In 1996 and 1997, Liggett incurred counsel fees and costs in connection with tobacco-related litigation in the amount of approximately $3,500 and $5,750, respectively. Certain fees and expenses were paid by others in the industry, but, this assistance terminated in 1997. In 1998, Liggett incurred counsel fees and costs totaling approximately $7,828.

      INDIVIDUAL ACTIONS. As of December 31, 1998, there were approximately 270 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 89 are pending in Florida, 91 in New York, 29 in Massachusetts and 19 in Texas. The balance of the individual cases were pending in 21 states. There are four individual cases pending where Liggett is the only named defendant.

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

      CLASS ACTIONS. As of December 31, 1998, there were approximately 50 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., have been settled by the Company, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

      In October 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was brought by plaintiffs on behalf of all flight attendants that worked or are presently working for airlines based in the United States and who never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. In October 1997, the other major tobacco companies settled this matter, which settlement provides for a release of the Company and Liggett. In February 1998, the Circuit Court approved the settlement; however, an objector filed a Notice of Appeal of the settlement in the Third District Court of Appeal. (See "Subsequent Events" below.)

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

      In May 1996, the Court of Appeals for the Fifth Circuit reversed the Class Certification Order and instructed the District Court to dismiss the class complaint. The Fifth Circuit ruled that the District Court erred in its analysis of the class certification issues by failing to consider how variations in state law affect predominance of common questions and the superiority of the class action mechanism. The appeals panel also held that the District Court's predominance inquiry did not include consideration of how a trial on the merits in CASTANO would be conducted. The Fifth Circuit further ruled that the "addiction-as-injury" tort is immature and, accordingly, the District Court could not know whether common issues would be a "significant" portion of the individual trials. According to the Fifth Circuit's decision, any savings in judicial resources that class certification may bring about were speculative and would likely be overwhelmed by the procedural problems certification brings. Finally, the Fifth Circuit held that in order to make the class action manageable, the District Court would be forced to bifurcate issues in violation of the Seventh Amendment.

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

      Class certification motions are pending in a number of putative class actions. Class certification has been denied or reversed in 13 actions while classes remain certified in two cases in Florida and Maryland.
      A number of class certification decisions are on appeal.

      GOVERNMENTAL ACTIONS. As of December 31, 1998, actions against Liggett and the Company were filed by each of the 50 states and certain territories. As more fully discussed below, Liggett and the Company have settled these actions. In addition, actions against Liggett and the Company have

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      been filed by foreign countries and counties, municipalities and public hospitals. As of December 31, 1998, there were approximately 15 Governmental Actions pending against Liggett. In these proceedings, the governmental entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of December 31, 1998, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago, and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation and violation of federal racketeering and antitrust laws as well as other claims. In other Third-party Payor Actions claimants have set forth several additional theories of relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys' fees. Nevertheless, no specific amounts are provided. It is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars. (See "Subsequent Events" below.)

      SETTLEMENTS. In March 1996, the Company and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation. Under the CASTANO settlement agreement, upon final court approval of the settlement, the CASTANO class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement and a $5,000 payment from Liggett if the Company or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of settlement. The Company and Liggett have the right to terminate the CASTANO settlement under certain circumstances. On March 14, 1996, the Company, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the CASTANO settlement or, if earlier, the completion by the Company or Liggett of a combination with any defendant in CASTANO, except PM, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay the Company $250,000 within 30 days of the more favorable agreement and offer the Company and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by the Company in accordance with its terms, the Company and its affiliates will not enter into any business transaction with any third

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      party which would cause the termination of the CASTANO settlement agreement. If the Company or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. In May 1996, the CASTANO Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the CASTANO settlement. In September 1996, shortly after the class was decertified, the CASTANO plaintiffs withdrew the motion for approval of the CASTANO settlement.

      In March 1996, March 1997 and March 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released the Company and Liggett from all tobacco claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

      On November 23, 1998, PM, B&W, R.J. Reynolds Tobacco Company ("RJR") and Lorillard Tobacco Company ("Lorillard") (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. As described below, the Company and Liggett had previous settlements with a number of these Settling States and also had previously settled similar claims brought by Florida, Mississippi, Texas and Minnesota.

      The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, to date, in 40 states and territories.

      The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA: prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs 14 square feet or less in dimension at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities; and prohibits Participating Manufacturers from selling packs containing fewer than twenty cigarettes.

      The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes requirements applicable to lobbying activities conducted on behalf of Participating Manufacturers.

      Pursuant to the MSA, Liggett has no payment obligations unless its market share exceeds 125% of its 1997 market share (the "Base Share"). In the year following any year in which Liggett's market share does exceed the Base Share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs pursuant to the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Pursuant to the annual and strategic contribution payment provisions of the MSA, the

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      OPMs (and Liggett to the extent its market share exceeds the Base Share) will pay the following annual amounts (subject to certain adjustments):

                       YEAR                        AMOUNT
                       ----                        ------
                   2000                          $4,500,000
                   2001                          $5,000,000
                   2002 - 2003                   $6,500,000
                   2004 - 2007                   $8,000,000
                   2008 - 2017                   $8,139,000
                   2018 and each                 $9,000,000
                     year thereafter

      These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

      The MSA replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. In the event the MSA does not receive final judicial approval in any state or territory, Liggett's prior settlement with that state or territory, if any, will be revived.

      The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nations" protection for both the Company and Liggett, the payments due these states by Liggett (other than Mississippi and Minnesota) have been eliminated. With respect to all non-economic obligations under the previous settlements, both the Company and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

      In March 1997, Liggett, the Company and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER which agreement was preliminarily approved by the court on December 8, 1998. A hearing on final approval of the settlement is scheduled for April 27, 1999. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement. There can be no assurance as to whether, or when, such court approval will be obtained. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. If the court issues a final order and judgment approving the settlement, such an order, the Company anticipates, would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

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

      The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlements and $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the MSA, $14,928 of net charges accrued for the prior settlements were reversed in 1998.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      TRIALS. In July 1998, trial commenced in the ENGLE, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., case, a class action pending in Miami Dade County, Florida, brought on behalf of all Florida residents allegedly injured by smoking. Plaintiffs seek compensatory and punitive damages ranging into the billions of dollars, as well as equitable relief including, but not limited to, a medical fund for future health care costs, attorneys' fees and court costs. The class consists of all Florida residents and citizens, and their survivors, who claim to have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine.

      The current trial plan calls for the case to be tried in three "Phases". Phase One, which is currently underway, involves evidence concerning certain "common" class issues relating to the plaintiff class' causes of action. Entitlement to punitive damages will be decided at the end of Phase One, but no amount will be set at that time.

      If plaintiffs prevail in Phase One, the first two stages of Phase Two will involve individual determinations of specific causation and other individual issues regarding entitlement to compensatory damages for the class representatives. Stage three of Phase Two will involve an assessment of the amount of punitive damages, if any, that individual class representatives will be awarded. Stage four of Phase Two will involve the setting of a percentage or ratio of punitive damages for absent class members, assuming entitlement was found at the end of Phase One.

      Phase Three of the trial will be held before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

      Additional cases are currently scheduled for trial during 1999, including two Third-Party Payor Actions brought by unions in Washington (September) and New York (September), and three Class Actions in Alabama (August), Wisconsin (September) and New York (November). Also, six Individual Actions are currently scheduled for trial during 1999. Trial dates, however, are subject to change.

      OTHER RELATED MATTERS:

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

      In April 1998, the Company announced that Liggett had reached an agreement with the DOJ to cooperate in both the Eastern District Investigation and the DOJ Investigation. The agreement does not constitute an admission of any wrongful behavior by Liggett. The DOJ has not provided immunity to Liggett and has full discretion to act or refrain from acting with respect to Liggett in the investigation.

      In September 1998, Liggett received a subpoena from a federal grand jury in the Eastern District of Philadelphia investigating possible antitrust violations in connection with the purchase of tobacco by and for tobacco companies. Liggett has responded to this subpoena. Liggett and the Company are unable, at this time, to predict the outcome of this investigation.

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

      It is possible that the Company's consolidated financial position, results of operations or cash flow could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

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

      SUBSEQUENT EVENTS. On January 4, 1999, a federal judge in Seattle dismissed a Third-Party Payor Action brought by seven Blue Cross/Blue Shields against the tobacco industry. The court ruled that

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      the insurance providers did not have standing to bring the lawsuit. However, on February 26, 1999, a federal judge in the Eastern District of New York denied pleas by the industry to dismiss the Third-Party Payor Action brought by 24 Blue Cross/Blue Shields.

      On February 10, 1999, a state court jury in San Francisco awarded $51,500 in damages to a woman who claimed lung cancer from smoking Marlboro cigarettes made by PM. The award includes $1,500 in compensatory damages and $50,000 in punitive damages.

      On February 17, 1999, Liggett settled the IRON WORKERS LOCAL UNION NO. 17 INSURANCE FUND, ET AL. V. PHILIP MORRIS INC., ET AL. matter. This Third-Party Payor Action was brought on behalf of all health and welfare union funds in Ohio in order to recover monies allegedly expended to treat members' smoking-related illnesses. Liggett has no payment obligations under the settlement unless Liggett reaches a monetary settlement with any other health and welfare fund. On March 18, 1999, a defense verdict was rendered in this action.

      On January 19, 1999, at the State of the Union Address, President Clinton announced that the DOJ was preparing a litigation plan to take the tobacco industry to court to recover monies that Medicare and other programs allegedly expended to treat smoking-related illnesses. The effects of this lawsuit cannot be predicted at this time; however, an adverse verdict could have a material adverse effect on the Company and Liggett.

      On March 24, 1999 the Florida appeals court upheld the 1997 BROIN settlement involving the other major tobacco companies.

      On March 30, 1999 a state court jury in Portland awarded $80,311 in damages to the family of a deceased smoker who smoked Marlboro made by PM. The award includes $79,500 in punitive damages.

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

      In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The Fourth Circuit Court reversed the district court on appeal and on August 14, 1998 held that the FDA cannot regulate tobacco products because Congress had not given them the authority to do so. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Governmental Actions settlements above.

      In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect; however, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. Additionally, in November 1998, the citizens of California voted in favor of a 50 cents per pack tax on cigarettes sold in that state.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On or about September 18, 1998, a lawsuit was commenced against the Company, New Valley, certain officers, directors and shareholders and others in the United States District Court, Southern District of Texas, Houston Division. The defendants have moved to dismiss the case. The court, in the interim, has stayed all discovery.

17.   RELATED PARTY TRANSACTIONS

      In 1995, the Company and New Valley entered into an expense sharing agreement whereby certain lease, legal and administrative expenses are allocated to the entity incurring the expense. Expense reimbursements amounted to $502, $375 and $462 for the years ended December 31, 1998, 1997 and 1996, respectively.

      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of a registered broker-dealer that has performed services for the Company and its affiliates since before December 31, 1995. The broker-dealer received brokerage commissions and other income of approximately $128, $522 and $317 from the Company and/or its affiliates during 1998, 1997 and 1996, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with New Valley's broker-dealer subsidiary on customary terms. In connection with the acquisition of certain office buildings by New Valley on January 10, 1996, this director received a commission of $220 from the seller.

      Effective May 1, 1998, a former officer of the Company entered into a consulting agreement in which the Company will pay him a total of $2,254 in stock or cash in quarterly installments over a period of 6 years. The Company recognized the expense during the second quarter of 1998.

      In September 1998, New Valley made a one-year, $950 loan to BGLS which bears interest at 14% per annum. At December 31, 1998, the loan and accrued interest thereon of $983 were included in current liabilities. On December 18, 1996, New Valley loaned BGLS $990 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, New Valley loaned BGLS an additional $975 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997.

      On March 7, 1997, a partnership controlled by the Chairman transferred to the Company the remaining 400,000 pledged shares of the Company's common stock with a market value of $1,800 in final satisfaction of an obligation to make certain payments to the Company on account of a former executive's outstanding indebtedness of $5,477 (deducted from equity).

      On January 31, 1997, New Valley entered into a stock purchase agreement with BOL pursuant to which New Valley acquired 10,483 shares of BML common stock (99.1%) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 promissory note with an interest rate of 9%. The note was paid in full in 1997. (Refer to Note 5.)

      On December 16, 1996, the Company entered into a Stock Option Agreement relating to 1,000,000 shares of the Company's common stock with the Consultant. In addition, the Company granted the Consultant options to purchase 500,000 shares in 1995 and in 1998. (Refer to Note 15.) During 1998, 1997 and 1996, the Consultant received consulting fees of $480 per year from the Company and a subsidiary.

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

18.   SEGMENT INFORMATION

      For the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments. The Company's business segment is tobacco with reportable segments being geographic, i.e., the United States and Russia in 1998, 1997 and 1996.


                                            United
                                            States        Russia        Corporate
                                           Tobacco       Tobacco        and Other            Total
                                           -------       -------        ---------            -----
1998
----
Net sales                                   $347,129    $  97,437        $                   $444,566
Operating income....................          54,422       13,234           3,938              71,594
Identifiable assets.................          74,743      104,090          50,149             228,982
Depreciation and amortization.......           6,678        1,708             224               8,610
Capital expenditures................           1,859       17,784           1,363              21,006

1997
----
Net sales  .........................        $312,268    $  77,347                            $389,615
Operating income....................           3,688        8,642         $(4,301)              8,029
Identifiable assets.................          68,475       46,222          11,760             126,457
Depreciation and amortization.......           7,025          783             327               8,135
Capital expenditures................           2,462       17,680                              20,142

1996
----
Net sales  .........................        $401,062    $  54,160           5,134            $460,356
Operating income (loss).............           6,753       (6,825)         (3,855)             (3,927)
Identifiable assets.................          97,677       72,296           7,704             177,677
Depreciation and amortization.......           7,969          520             330               8,819
Capital expenditures................           4,319       29,860              62              34,241


                                BROOKE GROUP LTD.
                                    BGLS INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)


                                                                        Additions
                                                              -------------------------------
                                                Balance at      Charged to      Charged to                       Balance
                                                Beginning       Costs and         Other                          at End
Description                                     of Period        Expenses        Accounts       Deductions      of Period
-----------                                   --------------- --------------- --------------- --------------- --------------
YEAR ENDED DECEMBER 31, 1998
    Allowances for:
      Doubtful accounts..................          $  820         $   613                         $   337          $1,096
      Cash discounts.....................             563          12,583                          12,235             911
      Sales returns......................           4,750                          $2,350                           7,100
                                                   ------         -------          ------         -------          ------
         Total...........................          $6,133         $13,196          $2,350         $12,572          $9,107
                                                   ======         =======          ======         =======          ======
Provision for inventory obsolescence.....          $1,157         $ 1,303          $              $   495          $1,965
                                                   ======         =======          ======         =======          ======
YEAR ENDED DECEMBER 31, 1997
    Allowances for:
      Doubtful accounts..................          $  750         $   226                         $   156          $  820
      Cash discounts.....................             530          11,319                          11,286             563
      Sales returns......................           5,000                                             250           4,750
                                                   ------         -------          ------         -------          ------
         Total...........................          $6,280         $11,545          $              $11,692          $6,133
                                                   ======         =======          ======         =======          ======
Provision for inventory obsolescence.....          $3,218         $   221          $              $ 2,282          $1,157
                                                   ======         =======          ======         =======          ======
YEAR ENDED DECEMBER 31, 1996
    Allowances for:
      Doubtful accounts..................          $  921         $   903                         $ 1,074          $  750
      Cash discounts.....................             615          13,929                          14,014             530
      Sales returns......................           5,000                                                           5,000
                                                   ------         -------      ----------         -------          ------
         Total...........................          $6,536         $14,832     $                   $15,088          $6,280
                                                   ======         =======      ==========         =======          ======
Provision for inventory obsolescence.....          $2,641        $  1,341     $                 $     764          $3,218
                                                   ======         =======      ==========        ========          ======


-----------------
(a) Charged  to net sales.

(b) Amounts include impact of consolidating Liggett-Ducat.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the
Stockholders of New Valley Corporation


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and cash flows present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets of $5,604,159 at December 31, 1997, and total revenues of $350,234 for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Thinking Machines Corporation, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements of New Valley Corporation also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in the Notes to the Consolidated Financial Statements, the investments and operations of the Company, and those of similar companies in the Russian Federation, have been significantly affected, and could continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Russian Federation.



/s/ PricewaterhouseCoopers LLP


Miami, Florida
March 19, 1999

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            DECEMBER 31,
                                                                                       -----------------------
                                                                                       1998              1997
                                                                                     --------          ------

                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................          $   16,444       $   11,606
     Investment securities available for sale..............................              37,567           51,993
     Trading securities owned..............................................               8,984           49,988
     Restricted assets.....................................................               1,220              232
     Receivable from clearing brokers......................................              22,561            1,205
     Other current assets..................................................               4,675            3,618
                                                                                     ----------        ---------
         Total current assets..............................................              91,451          118,642
                                                                                     ----------        ---------

Investment in real estate, net.............................................              82,875          259,968
Furniture and equipment, net...............................................              10,444           12,194
Restricted assets..........................................................               6,082            5,484
Long-term investments, net.................................................               9,226           27,224
Investment in joint venture................................................              65,193               --
Other assets...............................................................               7,451           17,879
                                                                                     ----------        ---------
         Total assets......................................................           $ 272,722        $ 441,391
                                                                                     ==========        =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Margin loan payable...................................................          $   13,088        $  13,012
     Current portion of notes payable and long-term obligations............               2,745              760
     Accounts payable and accrued liabilities..............................              32,047           55,222
     Prepetition claims and restructuring accruals.........................              12,364           12,611
     Income taxes..........................................................              18,702           18,413
     Securities sold, not yet purchased....................................               4,635           25,610
                                                                                     ----------        ---------
         Total current liabilities.........................................              83,581          125,628
                                                                                     ----------        ---------

Notes payable..............................................................              54,801          176,314
Other long-term liabilities................................................              23,450           11,210

Commitments and contingencies..............................................                  --               --

Redeemable preferred shares................................................             316,202          258,638

Stockholders' deficiency:
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: 1998 - $165,856; 1997 - $139,412..............                 279              279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 shares outstanding............................                  96               96
     Additional paid-in capital............................................             550,119          604,215
     Accumulated deficit...................................................            (758,016)        (742,427)
     Unearned compensation on stock options................................                (475)            (158)
     Accumulated other comprehensive income................................               2,685            7,596
                                                                                       --------        ---------
Total stockholders' deficiency.............................................            (205,312)        (130,399)
                                                                                     ----------        ---------
         Total liabilities and stockholders'deficiency.....................           $ 272,722        $ 441,391
                                                                                     ==========        =========



          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1998              1997              1996
                                                                  -----------        ----------        ----------

Revenues:
    Principal transactions, net...........................          $  11,430         $  16,754        $  28,344
    Commissions...........................................             28,284            16,727           17,755
    Corporate finance fees................................             14,733            12,514           10,230
    Gain on sale of investments, net......................             11,768            19,202           10,014
    Loss in joint venture.................................             (4,976)               --               --
    Real estate leasing...................................             20,577            27,067           23,559
    Gain on sale of real estate...........................              4,682             1,290               --
    Computer sales and service............................                794             3,947           15,017
    Interest and dividends................................              8,808             9,417           16,951
    Other income..........................................              5,987             7,650            8,995
                                                                    ---------          --------         --------
         Total revenues...................................            102,087           114,568          130,865
                                                                    ---------          --------         --------

Costs and expenses:
    Selling, general and administrative expenses..........            110,375           119,205          140,399
    Interest..............................................             13,939            16,988           17,760
    Recovery of restructuring charges.....................                 --                --           (9,706)
    Provision for loss on long-term investments ..........              3,185             3,796            1,001
                                                                    ---------          --------         --------
         Total costs and expenses.........................            127,499           139,989          149,454
                                                                    ---------          --------         --------

Loss from continuing operations before income taxes
    and minority interests................................            (25,412)          (25,421)         (18,589)

Income tax provision......................................                  6               186              300
Minority interests in loss from continuing operations of
    consolidated subsidiaries.............................              2,089             1,347            4,241
                                                                    ---------          --------         --------

Loss from continuing operations...........................            (23,329)          (24,260)         (14,648)

Discontinued operations (Note 22):
    Gain on disposal of discontinued operations...........              7,740             3,687            7,158
                                                                    ---------          --------         --------

         Income from discontinued operations..............              7,740             3,687            7,158
                                                                    ---------          --------         --------

Net loss .................................................            (15,589)          (20,573)          (7,490)

Dividend requirements on preferred shares.................            (80,964)          (68,475)         (61,949)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased..................                 --                --            4,279
                                                                    ---------          --------         --------

Net loss applicable to Common Shares......................          $ (96,553)        $ (89,048)       $ (65,160)
                                                                    =========          ========         ========


          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1998              1997              1996
                                                                  -----------        ----------        ----------

Income (loss) per common share (Basic and Diluted):

    Continuing operations.................................           $(10.89)           $(9.68)          $(7.55)
    Discontinued operations...............................               .81               .38              .75
                                                                   ---------         ---------        ---------
         Net loss.........................................           $(10.08)           $(9.30)          $(6.80)
                                                                   =========         =========        =========
Number of shares used in computation......................         9,577,624         9,577,624        9,577,624
                                                                   ==========        ==========       ==========








          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                       UNEARNED      ACCUMULATED
                                                 CLASS B                ADDITIONAL                   COMPENSATION       OTHER
                                                PREFERRED     COMMON      PAID-IN     ACCUMULATED      ON STOCK      COMPREHENSIVE
                                                  SHARES      SHARES      CAPITAL       DEFICIT         OPTIONS         INCOME
                                                ---------     ------    ----------    -----------     -----------     ---------
Balance, December 31, 1995.....................    $ 279     $ 1,916     $679,058      $(714,364)                       $2,650
   Net loss....................................                                           (7,490)
   Undeclared dividends and accretion on
     redeemable preferred shares...............                           (41,123)
   Purchase of redeemable preferred shares.....                             4,279
   Effect of 1-for-20 reverse stock split......               (1,820)       1,820
   Issuance of stock options...................                               755                       $  (755)
   Compensation expense on stock option grants                                                               24
   Unrealized gain on investment securities                                                                              2,407
                                                  ------    --------     --------    -----------       --------          -----


Balance, December 31, 1996.....................      279          96      644,789       (721,854)          (731)         5,057
   Net loss....................................                                          (20,573)
   Undeclared dividends and accretion on
     redeemable preferred shares...............                           (45,148)
   Unrealized gain on investment securities....                                                                          2,539
   Compensation expense on stock option grants.                                                              15
   Adjustment to unearned compensation
     on stock options..........................                              (558)                          558
   Public sale of subsidiaries' common
     stock, net................................                             5,132
                                                  ------    --------     --------    -----------       --------          -----

Balance, December 31, 1997.....................      279          96      604,215       (742,427)          (158)         7,596
   Net loss....................................                                          (15,589)
   Undeclared dividends and accretion on
     redeemable preferred shares...............                           (54,520)
   Adjustment to unearned compensation on
     stock options.............................                               424                          (424)
   Compensation expense on stock option grants.                                                             107
   Unrealized loss on investment securities....                                                                         (4,911)
                                                  ------    --------     --------    -----------       --------          -----

Balance, December 31, 1998.....................   $  279    $     96     $550,119     $ (758,016)     $    (475)       $ 2,685
                                                  ======    ========     ========    ===========       ========          =====






          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                              1998              1997             1996
                                                                            --------          --------         ------
Cash flows from operating activities:
   Net loss.......................................................         $   (15,589)    $  (20,573)         $   (7,490)
   Adjustments to reconcile net loss to net cash used for
     operating activities:
       Income from discontinued operations........................              (7,740)        (3,687)             (7,158)
       Depreciation and amortization..............................               6,495          9,414               4,757
       Loss in joint venture......................................               4,976             --                  --
       Provision for loss on long-term investments................               3,185          3,796               1,001
       Gain on sales of real estate and liquidation of long-term
         investments..............................................              (9,452)        (1,290)                 --
       Reversal of restructuring accruals.........................                  --             --              (9,706)
       Stock based compensation expense...........................               3,151          2,934                 384
       Other......................................................                 578             --                  --
       Changes in assets and liabilities, net of effects from
       acquisitions and dispositions:
           Decrease (increase) in receivables and other assets....              19,376          4,474             (13,813)
           Increase (decrease) in income taxes payable............                 396            170              (2,040)
           (Decrease) increase in accounts payable and accrued
              liabilities.........................................             (27,073)         4,513              11,336
                                                                              --------      ---------            --------
Net cash used for continuing operations...........................             (21,697)          (249)            (22,699)
Net cash provided from discontinued operations....................               7,740             --                  --
                                                                              --------      ---------            --------
Net cash used for operating activities............................             (13,957)          (249)            (22,699)
                                                                              --------      ---------            --------
Cash flows from investing activities:
     Sale or maturity of investment securities....................              22,888         45,472             160,088
     Purchase of investment securities............................             (19,429)       (30,756)            (12,825)
     Sale or liquidation of long-term investments.................              25,895          2,807              18,292
     Purchase of long-term investments............................             (13,590)       (15,384)             (3,051)
     Sale of real estate, net of closing costs....................             111,292          8,718                  --
     Purchase of and additions to real estate.....................             (18,236)       (10,777)            (24,496)
     Purchase of furniture and equipment..........................                (583)        (3,478)             (5,240)
     Payment of prepetition claims and restructuring accruals.....              (1,061)          (828)             (8,160)
     Payment for acquisitions, net of cash acquired...............                  --        (20,014)              1,915
     (Increase) decrease in restricted assets.....................              (1,586)         3,130              29,159
     Cash contributed to joint venture............................                (442)            --                  --
     Net proceeds from disposal of business.......................                  --             --              10,174
     Other, net...................................................                (935)            --                  --
                                                                              --------      ---------            --------
Net cash provided from (used for) investing activities............             104,213        (21,110)            165,856
                                                                              --------      ---------            --------
Cash flows from financing activities:
     Payment of preferred dividends...............................                  --             --             (41,419)
     Proceeds from participating loan.............................              14,300             --                  --
     Purchase of redeemable preferred shares......................                  --             --             (10,530)
     Increase (decrease) in margin loan payable...................                  76         13,012             (75,119)
     Payment of long-term notes and other liabilities.............             (99,303)       (62,739)            (10,549)
     Increase in long-term borrowings.............................                  --         19,993                  --
     Issuance of subsidiary stock.................................                  --          5,417                  --
     Other, net...................................................                (491)            --                  --
                                                                              --------      ---------            --------
Net cash used for financing activities............................             (85,418)       (24,317)           (137,617)
                                                                              --------      ---------            --------
Net increase (decrease) in cash and cash equivalents..............               4,838        (45,676)              5,540
Cash and cash equivalents, beginning of year......................              11,606         57,282              51,742
                                                                              --------      ---------            --------
Cash and cash equivalents, end of year............................           $  16,444      $  11,606           $  57,282
                                                                              ========      =========            ========









          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                     1998          1997         1996
                                                                                   --------      --------     ------

Supplemental cash flow information: Cash paid during the year for:
     Interest..............................................................        $ 11,958     $ 16,667       $17,482
     Income taxes..........................................................             169          116         2,341

Detail of acquisitions:
   Fair value of assets acquired...........................................       $     --      $ 94,114       $27,301
   Liabilities assumed.....................................................             --        74,100        16,701
                                                                                  ---------    ---------       -------
   Cash paid...............................................................             --        20,014        10,600
   Less cash acquired......................................................             --            --       (12,515)
                                                                                  ---------    ---------       -------
   Net cash paid for acquisition...........................................       $     --      $(20,014)     $  1,915)
                                                                                  =========    =========       =======

Detail of contribution to joint venture:
   Fair value of assets contributed........................................        $ 97,107    $     --      $    --
   Liabilities contributed.................................................         (37,380)         --           --
   Capital contribution....................................................         (60,169)         --           --
                                                                                    -------    ---------     -------
   Net cash contributed to joint venture...................................       $    (442)   $     --      $    --
                                                                                   =========    =========     =======










          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of New Valley Corporation and its majority owned subsidiaries (the "Company"). The Company's investment in Western Realty Development LLC has been accounted for under the equity method. All significant intercompany transactions are eliminated in consolidation.

         Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

         NATURE OF OPERATIONS

         The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies. As discussed in Note 21, the investment banking and brokerage segment accounted for 65% and 49% of the Company's revenues and 24% and 39% of the Company's operating loss from continuing operations for the years ended December 31, 1998 and 1997, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

         PROPOSED RECAPITALIZATION PLAN

         The Company intends to submit for approval of its stockholders at its 1999 annual meeting a proposed recapitalization of its capital stock (the "Recapitalization Plan"). Under the Recapitalization Plan, each of the Company's outstanding Class A Senior Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The authorized number of Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of the Company's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by the Company for a three-year period. Upon completion of the Recapitalization Plan, the Company will apply for listing of the Common Shares and Warrants on NASDAQ.

         Completion of the Recapitalization Plan would be subject to, among other things, approval by the required holders of the various classes of the Company's shares, effectiveness of the Company's proxy statement and prospectus for the annual meeting, receipt of a fairness opinion and compliance with the Hart-Scott-Rodino Act.

         Brooke Group Ltd. ("Brooke"), the Company's principal stockholder, has agreed to vote all of its shares in the Company in favor of the Recapitalization Plan. As a result of the Recapitalization Plan and assuming no warrant holder exercises its Warrants, Brooke will increase its ownership of the outstanding Common Shares of the Company from 42.3% to 55.1% and its total voting power from 42% to 55.1%.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company believes the proposed Recapitalization Plan will simplify the current capital structure of the Company by replacing it with a single class of equity securities. The exchange of the Preferred Shares for Common Shares will eliminate dividend arrearages, thus increasing the net worth of the Company by approximately $316,202 on a pro forma basis as of December 31, 1998. It will also remove the need to redeem the Class A Senior Preferred Shares in 2003. The resulting improvement in the net worth of the Company, along with a hoped for increase in the price of the Common Shares, should increase the likelihood of having the Common Shares quoted on NASDAQ. This, along with a more transparent capital structure, should increase the liquidity of the Company's securities, improve the valuation of the Common Shares and provide a currency for acquisitions and financings. Finally, the recapitalization will allow the voting rights of stockholders to properly reflect the economic interest of such stockholders.

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

         On November 1, 1994, the Bankruptcy Court entered an order confirming the First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The terms of the Joint Plan provided for, among other things, the sale of Western Union Financial Services Company, Inc. ("FSI"), a wholly-owned subsidiary of the Company, and certain other Company assets related to FSI's money transfer business, payment in cash of all allowed claims, payment of postpetition interest in the amount of $178,000 to certain creditors, a $50 per share cash dividend to the holders of the Company's Class A Senior Preferred Shares, a tender offer by the Company for up to 150,000 shares of the Class A Senior Preferred Shares, at a price of $80 per share, and the reinstatement of all of the Company's equity interests.

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

         On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1998, the Company's remaining accruals totaled $12,364 for unsettled prepetition claims and restructuring accruals (see Note 17). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets, receivable from clearing brokers and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities. The fair value of the Company's redeemable preferred shares is based on their last reported sales price.

         INVESTMENT SECURITIES. The Company classifies investments in debt and marketable equity securities as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity (deficiency). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         RESTRICTED ASSETS. Restricted assets at December 31, 1998 consisted primarily of $5,831 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space. Restricted assets at December 31, 1997 consisted primarily of $5,484 pledged as collateral for the $5,000 letter of credit.

         PROPERTY AND EQUIPMENT. Shopping centers are depreciated over periods approximating 25 years, the estimated useful life, using the straight-line method. Office buildings were depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method (see Note 7). Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations.

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

         REAL ESTATE LEASING REVENUES. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 1998 are $6,013, $5,519, $4,685, $4,239 and $3,662 for
the years 1999, 2000, 2001, 2002 and 2003, respectively, and $16,872 for subsequent years.

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

NEW ACCOUNTING PRONOUNCEMENTS.

         In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

         For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. The Company has adopted SFAS No. 131 and has restated its financial statements accordingly.

3.       ACQUISITIONS AND DISPOSITIONS

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing provided by the sellers. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. On September 28, 1998, the Company completed the sale to institutional investors of the Office Buildings for an aggregate purchase price of $112,400 and recognized a gain of $4,682 on the sale. The Company received approximately $13,400 in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99,300 of mortgage financing which was retired at closing.

         The following table presents unaudited pro forma results from continuing operations as if the sale of the Office Buildings had occurred on January 1, 1998 and January 1, 1997, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this acquisition been consummated as of each respective date.

                                                                                Pro forma                      Pro forma
                                                                       Year ended December 31, 1998    Year ended December 31, 1997
                                                                       ----------------------------    ----------------------------

           Revenues..................................................           $  87,112                       $  99,996
                                                                                =========                       =========

           Loss from continuing operations...........................           $ (27,896)                      $ (23,925)
                                                                                =========                       =========

           Loss from continuing operations applicable
                to common shares.....................................           $(108,860)                      $ (92,400)
                                                                                =========                       =========

           Loss from continuing operations per common share..........           $  (11.37)                      $   (9.65)
                                                                                =========                       =========


         The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. In November 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200.

         On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of data mining and knowledge discovery software and services. In February 1996, the bridge loan was converted into a controlling interest in a partnership which held approximately 61.4% of Thinking Machines' outstanding common shares. In December 1997, the Company acquired for $3,150 additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing stockholders which increased the Company's ownership to approximately 72.7% of the outstanding Thinking Machines shares. As a result of the rights offering, the Company recorded $2,417 as additional paid-in-capital which represented its interest in the increase in Thinking Machines' stockholders' equity. In September 1998, the Company made a $2,000 loan due December 31, 1999 to Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing stockholders. In the first quarter of 1999, the Company lent Thinking Machines an additional $1,250. The acquisition of Thinking Machines through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Thinking Machines subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 were recognized at the time of acquisition. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology.

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

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April
18, 1997, BML sold Ducat Place I to one of its tenants for approximately
$7,500, which purchase price had been reduced to reflect prepayments of rent.
In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The development of the third phase, Ducat Place III, has been planned as a 450,000 sq. ft. mixed-use complex. The site of Ducat Place III, which is currently used by a subsidiary of Brooke (Overseas) as the site for a factory, is subject to a put option held by the Company. The option allows the Company to put this site back to Brooke (Overseas) and BGLS Inc., a subsidiary of Brooke, at the greater of the appraised fair value of the property at the date of exercise or $13,600 during the period the subsidiary of Brooke (Overseas) operates the factory on such site.

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

         The fair value of the assets acquired, including goodwill of $12,400 was $95,500. The Company, through its interest in Western Realty, is amortizing the goodwill over a five year period.

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with another Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1997, borrowings under the new credit facility totaled $19,700.

4.    RUSSIAN REAL ESTATE JOINT VENTURES

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through December 31, 1998, Apollo had funded $32,364 of its investment in Western Realty Ducat.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and the Company will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting. Through December 31, 1998, Apollo has funded $32,364 of its investment in Western Realty Ducat.

         The Company recorded its basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture. The Company recognizes losses incurred by Western Realty Ducat to the extent that cumulative earnings of Western Realty Ducat are not sufficient to satisfy Apollo's preferred return.

         Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in Western Tobacco Investments LLC ("WTI"), a company organized by Brooke (Overseas) which, among other things, holds the interests of Brooke (Overseas) in Liggett-Ducat Ltd. and the new factory being constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Ducat has recognized as other income $1,991, which represents 30% of WTI's net income for the period from April 28, 1998 (date of inception) to December 31, 1998.

      Summarized financial information as of December 31, 1998 and for the period from February 20, 1998 (date of inception) to December 31, 1998 for Western Realty Ducat follows:

       Current assets.......................................       $     857
       Participating loan receivable........................          31,991
       Real estate, net.....................................          85,761
       Furniture and fixtures, net..........................             179
       Noncurrent assets....................................             631
       Goodwill, net........................................           7,636
       Notes payable - current..............................           5,299
       Current liabilities..................................           5,802
       Notes payable........................................          14,356
       Long-term liabilities................................             756
       Members' equity......................................         100,842

       Revenues.............................................          10,176
       Costs and expenses...................................          13,099
       Other income.........................................           1,991
       Income tax benefit...................................             760
       Net loss.............................................          (1,692)

      WESTERN REALTY REPIN LLC

         In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at December 31, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750), together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin will

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through December 31, 1998, Western Realty Repin has advanced $19,067 under the Repin Loan to BML, of which $14,300 was funded by Apollo and is classified in other long-term obligations on the consolidated balance sheet at December 31, 1998. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

      As of December 31, 1998, BML had invested $18,013 in the Kremlin Sites and held $252, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1999 and $22,000 in 2000 in the development of the property. BML funded $4,800 of this amount in the first quarter of 1999.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by New Valley which is eliminated in consolidation. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations.

      The development of Ducat Place III and the Kremlin Sites will require significant amounts of debt and other financing. The Company is actively pursuing various financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin Sites.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 5.      INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity (deficiency). The Company had net unrealized gains on investment securities available for sale of $2,685 and $7,596 at December 31, 1998 and 1997, respectively.

         The components of investment securities available for sale are as follows:

                                                                                GROSS          GROSS
                                                                             UNREALIZED     UNREALIZED       FAIR
                                                                  COST          GAIN           LOSS          VALUE
                                                                  ----       ----------     ----------       -----

           1998
           Marketable equity securities...................        $34,882      $  1,856       $  2,877        $33,861
           Marketable warrants............................             --         3,706             --          3,706
                                                                   ------         -----         ------         ------
           Investment securities..........................        $34,882      $  5,562       $  2,877        $37,567
                                                                   ======       =======        =======         ======

           1997
           Short-term investments.........................       $  6,218            --             --        $ 6,218
           Marketable equity securities...................         34,494       $ 7,492        $ 2,101         39,885
           Marketable warrants............................             --         4,939             --          4,939
           Marketable debt securities ....................          3,685            --          2,734            951
                                                                  -------     ---------          -----        -------
           Investment securities..........................       $ 44,397      $ 12,431        $ 4,835       $ 51,993
                                                                   ======        ======          =====         ======


         During 1998, the Company determined that an other than temporary impairment had occurred in marketable debt securities (face amount of $14,900, cost of $3,185) of a company that was in default at the time of purchase and is currently in default under its various debt obligations. The Company wrote down this investment to zero resulting in a $3,185 charge to operations.

         INVESTMENT IN RJR NABISCO

         The Company expensed $100 in 1997 and $11,724 in 1996 relating to its investment in the common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco"). Pursuant to a December 31, 1995 agreement between the Company and Brooke whereby the Company agreed to reimburse Brooke and its subsidiaries for certain reasonable out-of-pocket expenses relating to RJR Nabisco, the Company paid Brooke and its subsidiaries a total of $17 and $2,370 in 1997 and 1996.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

6.       TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                   DECEMBER 31, 1998              DECEMBER 31, 1997
                                                   -----------------              -----------------
                                               TRADING       SECURITIES       TRADING        SECURITIES
                                              SECURITIES    SOLD, NOT YET    SECURITIES    SOLD, NOT YET
                                                OWNED         PURCHASED        OWNED         PURCHASED
                                              ----------    -------------    ----------    -------------

         Common stock.................         $  4,243        $  4,395      $  16,208         $ 4,513
         Equity and index options.....              870             240          5,290          17,494
         Other........................            3,871              --         28,490           3,603
                                                -------       ---------        -------         -------
                                               $  8,984        $  4,635       $ 49,988        $ 25,610
                                                =======         =======         ======          ======


7.       INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

         The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1998 are as follows:

                                                                RUSSIAN
                                                                 REAL            SHOPPING
                                                                ESTATE           CENTERS            TOTAL
                                                               --------          --------           -----
           Land                                                   $18,013          $16,087           $34,100
           Buildings...................................               912           52,959            53,871
                                                                 --------           ------            ------
                Total..................................            18,925           69,046            87,971
           Less accumulated depreciation...............                --           (5,096)           (5,096)
                                                                ---------          -------           -------
                Net investment in real estate..........           $18,925          $63,950           $82,875
                                                                =========          =======           =======
           Notes payable...............................        $       --          $54,801           $54,801
           Current portion of notes payable............                --               --                --
                                                                ---------        ---------          --------
           Notes payable -- long-term portion..........        $       --          $54,801           $54,801
                                                                =========        =========          ========

         At December 31, 1998, the Company's investment in real estate collateralized eight promissory notes aggregating $54,801 due 2001 related to the Shopping Centers. Each Shopping Center note has a term of five years, requires no principal amortization, and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The components of the Company's investment in real estate and the related notes payable collateralized by such real estate at December 31, 1997 are as follows:

                                                                 U.S.            RUSSIAN
                                                                OFFICE            REAL            SHOPPING
                                                               BUILDINGS         ESTATE            CENTERS           TOTAL
                                                               ---------        ---------         ---------          -----
           Land                                                  $ 19,450        $  22,623          $ 16,087         $ 58,160
           Buildings...................................            92,332           66,688            51,430          210,450
                                                                  -------           ------            ------          -------
                Total..................................           111,782           89,311            67,517          268,610
           Less accumulated depreciation...............            (4,616)            (879)           (3,147)          (8,642)
                                                                  -------         --------           -------         --------
                Net investment in real estate..........         $ 107,166        $  88,432          $ 64,370         $259,968
                                                                  =======           ======            ======          =======
           Notes payable...............................         $  99,302        $  20,078          $ 54,801         $174,181
           Current portion of notes payable............               336              424                                760
                                                                  -------          -------          --------         --------
           Notes payable - long-term portion...........         $  98,966        $  19,654          $ 54,801         $173,421
                                                                   ======           ======            ======          =======

         At December 31, 1997, the Company's investment in real estate collateralized four promissory notes aggregating $99,302 related to the Office Buildings and eight promissory notes aggregating $54,801 related to the Shopping Centers.

         In 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200. In 1998, the Company sold its U.S. Office Buildings for $112,400 and realized a gain of $4,682.

8.       LONG-TERM INVESTMENTS

         Long-term investments consisted of investments in the following:

                                                  DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                  -----------------                  -----------------
                                              CARRYING           FAIR            CARRYING           FAIR
                                               VALUE             VALUE            VALUE             VALUE
                                              --------           -----            -------           -----
           Limited partnerships.......       $  9,226           $12,282         $ 27,224          $ 33,329


         The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company is not required to make additional investments in limited partnerships as of December 31, 1998. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. During 1997, the Company sold for an amount which approximated its $2,000 cost an investment in a foreign corporation which owned an interest in a Russian bank. During 1997, the Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote down this investment to zero with a charge to operations of $3,796.

         In January 1997, the Company converted an investment in preferred stock made in 1995 into a majority equity interest in a small on-line directory assistance development stage company and, accordingly, began consolidating the results of this company. This long-term investment of $1,001 was written off in 1996 due to continuing losses of this company. In May 1997, this development stage company completed an initial public offering and, as a result, the Company recorded $2,715 as additional paid-in capital which represented its 50.1% ownership in this company's stockholders' equity after this offering.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company recognized gains of $4,652 on liquidations of investments of certain limited partnerships for the year ended December 31, 1998.

         The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9.       PENSIONS AND RETIREE BENEFITS

         Ladenburg has a Profit Sharing Plan (the "Plan") for substantially all its employees. The Plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the year ended December 31, 1996, employer contributions to the Plan were approximately $200, excluding those made under the deferred compensation feature described above. The Plan was inactive in 1997 and 1998.

         The Company maintains 401(k) plans for substantially all employees, except those employees of Thinking Machines. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. Ladenburg elected to contribute $500 of matching contributions in 1997. The Company did not make discretionary contributions to these 401(k) plans in 1998 and 1996.

10.      COMMITMENT AND CONTINGENCIES

         LEASES

         The Company, Thinking Machines and Ladenburg are currently obligated under three noncancelable lease agreements for office space, expiring in May 2003, April 1999 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1998:

           1999.....................................    $5,431
           2000.....................................     5,163
           2001.....................................     4,309
           2002.....................................     4,115
           2003 and thereafter......................    50,382
                                                        ------
                Total...............................   $69,400
                                                        ======

         Rental expense for operating leases during 1998, 1997 and 1996 was $6,397, $4,404 and $3,914, respectively.

         LAWSUITS

         On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a stockholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations were without merit.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         RUSSIAN OPERATIONS

         During 1998, the economy of the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of BML and Western Realty Ducat may be significantly affected by these factors for the foreseeable future.

         Russian Taxation: Russian taxation is subject to varying interpretations and constant changes. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of BML and Western Realty Ducat may not coincide with that of management. As a result, transactions may be challenged by tax authorities and BML and Western Realty Ducat may be assessed additional taxes, penalties and interest, which can be significant.

         Management regularly reviews the Company's taxation compliance with applicable legislation, laws and decrees and current interpretations and from time to time potential exposures are identified. At any point in time a number of open matters may exist, however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for six years.

         Year 2000: It is unclear whether the Russian government and other organizations who provide significant infrastructure services have addressed the Year 2000 Problem sufficiently to mitigate potential substantial disruption to these infrastructure services. The substantial disruption of these services would have an adverse affect on the operations of BML and Western Realty Ducat. Furthermore, the current financial crisis could affect the ability of the government and other organizations to fund Year 2000 compliance programs.

11.      FEDERAL INCOME TAX

         At December 31, 1998, the Company had $102,061 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1998, 1997 and 1996, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            1998         1997         1996
                                                                            ----         ----         ----
           Loss from continuing operations...........................    $ (23,323)   $ (24,074)    $(14,348)
                                                                          --------      --------      ------

           (Credit) provision under statutory U.S. tax rates.........       (8,163)      (8,426)      (5,022)
           Increase (decrease) in taxes resulting from:
               Nontaxable items......................................        4,281        2,603         (224)
               State taxes, net of Federal benefit...................            4           55          195
               Foreign Taxes.........................................           --          108           --
           Increase (decrease) in valuation reserve..................        3,884        5,846        5,351
                                                                          --------        -----        -----
                     Income tax provision............................    $       6       $  186       $  300
                                                                          =========       =====        =====

         Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

         Deferred tax amounts are comprised of the following at December 31:

                                                                                   1998             1997
                                                                                   ----             ----
           Deferred tax assets:
               Net operating loss carryforward:
                 Restricted net operating loss...........................     $   12,450           $15,561
                 Unrestricted net operating loss.........................         70,552            70,216
               Other.....................................................         21,718            17,209
                                                                               ---------            ------
               Total deferred tax assets.................................        104,720           102,986
                                                                                --------           -------
           Deferred tax liabilities:
               Other.....................................................         (2,659)           (5,542)
                                                                              ----------            ------
           Total deferred tax liabilities................................         (2,659)           (5,542)
                                                                              ----------            ------
           Net deferred tax assets.......................................        102,061            97,444
           Valuation allowance...........................................       (102,061)          (97,444)
                                                                                --------            ------
           Net deferred taxes............................................    $        --          $     --
                                                                              ==========            ======


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

         As of December 31, 1998, the Company had consolidated net operating loss carryforwards of approximately $206,000 for tax purposes, which expire at various dates through 2008. Approximately $31,000 net operating loss carryforwards constitute pre-change losses and $175,000 of net operating losses were unrestricted.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



12.      OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding notes payable, are as follows:

                                                                                     DECEMBER 31,
                                                                 --------------------------------------------------
                                                                          1998                        1997
                                                                 -----------------------      ----------------------
                                                                 LONG-TERM      CURRENT      LONG-TERM      CURRENT
                                                                  PORTION       PORTION       PORTION       PORTION
                                                                 ---------      -------      --------       -------
           Retiree and disability obligations..............      $  4,715     $     500       $ 3,638       $ 2,000
           Minority interests..............................         2,699            --         6,112            --
           Participating loan payable......................        15,795            --            --            --
           Other long-term liabilities.....................           241            --         1,460            --
                                                                 --------     ---------      --------       -------
           Total other long-term liabilities...............      $ 23,450     $     500      $ 11,210       $ 2,000
                                                                 ========     =========      ========       =======


13.      REDEEMABLE PREFERRED SHARES

         At December 31, 1998 and 1997, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1998 and 1997, respectively, the carrying value of such shares amounted to $316,202 and $258,638, including undeclared dividends of $219,068 and $163,302, or $204.46 and $152.41 per share.

         The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1998, the unamortized discount on the Class A Senior Preferred Shares was $6,846.

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

         The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $40 per share in 1996. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional dividends in respect thereof compounded monthly at the rate of 19% per annum, both of which are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

         During the first quarter of 1996, the Company repurchased 72,104 of its Class A Senior Preferred Shares for an aggregate consideration of $10,530. The repurchase increased the Company's additional paid-in capital by $4,279 based on the difference between the purchase price and the carrying values of the shares.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On November 18, 1996, the Company granted to an executive officer and director of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776 and declared dividends of $1,080. The Award Shares vested one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through and including July 1, 2002. The Company recorded deferred compensation of $5,436 representing the fair market value of the Award Shares on November 18, 1996 and $3,020 of original issue discount representing the difference between the book value of the Award Shares on November 18, 1996 and their fair market value. The deferred compensation will be amortized over the vesting period and the original issue discount will be accreted, utilizing the interest method, through the redemption date, both through a charge to compensation expense. During 1998, 1997 and 1996, the Company recorded $3,043, $2,934 and $359, respectively, in compensation expense related to the Award Shares and, at December 31, 1998 and 1997, the balance of the deferred compensation and the unamortized discount related to the Award Shares was $5,721 and $6,890, respectively.

         For information on Class A Senior Preferred Shares owned by Brooke, see Note 18.

14.      PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

         The holders of the Class B Preferred Shares, 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1998 and 1997, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

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

         No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $165,856 and $139,412 at December 31, 1998 and 1997, respectively. These undeclared dividends represent $59.43 and $49.95 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


15.      COMMON SHARES

         On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through and including July 1, 2002. The Company recognized compensation expense of $108 in 1998, $15 in 1997 and $24 in 1996 from these option grants and recorded deferred compensation of $475 and $158 representing the intrinsic value of these options at December 31, 1998 and December 31, 1997, respectively.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net loss in 1998 and 1997 would have been increased by $316 and by $33 in 1996. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

16.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The composition of accounts payable and accrued liabilities is as follows:

                                                                                           DECEMBER 31,
                                                                                       ----------------------
                                                                                       1998              1997
                                                                                       ----              ----
           Accounts payable and accrued liabilities:
               Accrued compensation.........................................         $  9,753          $11,202
               Excise tax payable(a)........................................            4,400            4,400
               Deferred rent................................................            4,739            4,560
               Unearned revenues............................................               79           10,163
               Taxes (property and miscellaneous)...........................            2,637            5,029
               Accrued expenses and other liabilities.......................           10,439           19,868
                                                                                      -------           ------
                   Total....................................................          $32,047          $55,222
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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              DECEMBER 31,
                                                                       1998                 1997
                                                                       ----                 ----
           Restructuring accruals(a).......................           $  8,085             $  8,196
           Money transfer payable(b).......................              4,279                4,415
                                                                       -------              -------
                 Total.....................................            $12,364              $12,611
                                                                       =======              =======

---------------

      (a) Restructuring accruals at December 31, 1998 consisted of $6,771 of disputed claims, primarily related to leases and former employee benefits, and $1,178 of other restructuring accruals. In 1996, the Company reversed $9,706 of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations.

      (b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

18.      RELATED PARTY TRANSACTIONS

         At December 31, 1998, Brooke, a company under the control of Bennett
S. LeBow, Chairman of the Company's Board of Directors, held 3,989,710 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class), and 250,885 Class B Preferred Shares (approximately 8.9% of such class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $502, $312 and $462 under this agreement in 1998, 1997, and 1996, respectively.

         The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke.

         On December 18, 1996, the Company loaned BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke, $990 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, the Company loaned BGLS an additional $975 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997. In September 1998, the Company made a one-year $950,000 loan to BGLS, which bears interest at 14% per annum. At December 31, 1998, the loan and accrued interest thereon of $984 was included in other current assets.

         During 1998, one director of the Company and during 1996 and 1997, two directors of the Company, were affiliated with law firms that rendered legal services to the Company. The Company paid these firms $516, $568 and $4,141 during 1998, 1997 and 1996, respectively, for legal services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $128, $522 and $317 in 1998, 1997 and 1996, respectively, in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions from the Company and its affiliates of $128, $133 and $136 in 1998, 1997 and 1996, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1998, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

         In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts. Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1998, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $3,113 and $1,378, respectively.

         Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts as December 31, 1998:

                                                        LONG            SHORT
                                                    ---------      ------------

           Equity and index options.................   $24,555          $3,755
           Financial futures contracts..............     2,954           1,532

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The table below discloses the fair value at December 31, 1998 of these commitments, as well as the average fair value during the year ended December 31, 1998, based on monthly observations.


                                                              DECEMBER 31, 1998               AVERAGE
                                                            -----------------------    ---------------------
                                                              LONG         SHORT         LONG         SHORT
                                                             -------       ------      --------       ------
           Equity and index options..................        $   870       $   241     $  5,385       $12,469
           Financial futures contracts...............          3,113         1,378       23,261         2,098

         For the years ended December 31, 1998, 1997, and 1996, the net loss arising from options and futures contracts included in net gain on principal transactions was $3,661 $2,399, and $6,012, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

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

                                                           DECEMBER 31, 1998           DECEMBER 31, 1997
                                                           -----------------           -----------------
                                                         CARRYING        FAIR        CARRYING        FAIR
                                                          AMOUNT        VALUE         AMOUNT        VALUE
                                                         --------       -----        --------       -----
           Financial assets:
               Cash and cash equivalents...........     $  16,444     $  16,444     $  11,606     $  11,606
               Investments available for sale......        37,567        37,567        51,993        51,993
               Trading securities owned............         8,984         8,984        49,988        49,988
               Restricted assets...................         7,302         7,302         5,716         5,716
               Receivable from clearing brokers....        22,561        22,561         1,205         1,205
               Long-term investments (Note 8)......         9,226        12,282        27,224        33,329
           Financial liabilities:
               Margin loans payable................        13,088        13,088        13,012        13,012
               Notes payable.......................        57,546        57,546       177,074       177,074
               Redeemable preferred shares.........       316,202       107,146       258,638       102,860


                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


21.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1998, 1997 and 1996:



                                           BROKER-                       COMPUTER       CORPORATE
                                            DEALER      REAL ESTATE      SOFTWARE       AND OTHER        TOTAL
                                           --------     -----------      --------       ----------       -----
           1998
           Revenues....................   $  66,569     $  25,259       $     794      $   9,465        $102,087
           Operating loss..............      (6,175)         (192)         (6,130)       (12,915)        (25,412)
           Identifiable assets.........      53,160        87,670           1,241        130,651         272,722
           Depreciation and
              amortization.............       1,125         4,373             693            304           6,495
           Capital expenditures........         428        18,270              83             38          18,819

           1997
           Revenues....................   $  56,197     $  27,067        $  3,947      $  27,357        $114,568
           Operating (loss) income.....      (9,958)       (7,827)         (8,156)           520         (25,421)
           Identifiable assets.........      77,511       276,770           5,604         81,506         441,391
           Depreciation and
              amortization.............       1,035         7,469             815             95           9,414
           Capital expenditures........       1,627        10,777             466          1,385          14,255

           1996
           Revenues....................     $71,960     $  23,559        $ 15,017        $20,329        $130,865
           Operating loss..............        (345)         (745)        (15,082)        (2,417)        (18,589)
           Identifiable assts.........       76,302       182,645          11,686        135,787         406,540
           Depreciation and
              Amortization.............         600         3,622             532              3           4,757
           Capital expenditures........       3,644       183,193           1,596             18         188,451


22.      DISCONTINUED OPERATIONS

         During the fourth quarter of 1996, the Company received $5,774 in cash and $600 in a promissory note (paid in 1997) in settlement of a receivable claim originally filed by the Company's former Western Union telegraph business. In addition, the Company reduced its liability related to certain Western Union retirees by $784. The Company recorded the gain on settlement of $6,374 and liability reduction of $784 as gain on disposal of discontinued operations. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring accruals which resulted from the Company's former money transfer business. The Company recorded a gain on disposal of discontinued operations of $7,740 in 1998 related to the settlement of a lawsuit originally initiated by the Western Union telegraph business.