Form 10-K405/A
period 1998-12-31
BROOKE GROUP LTD; BGLS INC
filed 1999-04-27
CIK 59440, 927388

===============================================================================



                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

                             ---------------------

           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                             ---------------------

                               BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)


           DELAWARE                       1-5759                            51-0255124
           --------                       ------                            ----------
(State or other jurisdiction of     Commission File Number       (I.R.S. Employer Identification No.)
incorporation or organization)


                                   BGLS INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                        33-93576                      13-3593483
           --------                        --------                      ----------
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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
                 Title of Each Class                       Which Registered
                 -------------------                   ------------------------
     Brooke Group Ltd.
        Common Stock, par value $.10 per share         New York Stock Exchange

        Securities Registered Pursuant to Section 12(G) of the Act: None

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Brooke Group Ltd. as of April 23, 1999 was approximately $245,000,000. Directors and officers and ten percent or greater stockholders of Brooke Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         At April 23, 1999, Brooke Group Ltd. had 20,943,730 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

===============================================================================

         The Issuer hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to include the information required by Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The following table sets forth certain information, as of April 23, 1999, with respect to each person who is a director of the Company and of BGLS. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company and BGLS, see Item 4, "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrants".


                                                                                                  DIRECTOR
         NAME AND ADDRESS                          AGE             PRINCIPAL OCCUPATION            SINCE
         ----------------                          ---             --------------------           ---------
Bennett S. LeBow                                    61       Chairman of the Board              October 1986
  Brooke Group Ltd.                                          and Chief Executive Officer
  100 S.E. Second Street                                     of the Company
  Miami, FL  33131

Robert J. Eide                                      46       Chairman and Treasurer of          November 1993
  Aegis Capital Corp.                                        Aegis Capital Corp.
  70 East Sunrise Highway
  Valley Stream, NY  11581

Jeffrey S. Podell                                   58       Chairman of the Board and          November 1993
  Newsote, Inc.                                              President of Newsote, Inc.
  26 Jefferson Street
  Passaic, NJ  07055

Jean E. Sharpe                                      52       Private Investor                   May 1998
  462 Haines road
  Mt. Kisco, NY 10549


         Each director is elected annually and serves until the next annual meeting of stockholders and until his successor is duly elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

         ROBERT J. EIDE has been a director of the Company since November 1993. Mr. Eide has been a director of BGLS since November 1993, a director of NV Holdings since September 1994 and Chairman and Treasurer of Aegis Capital Corp., a registered broker-dealer, since before 1988. Mr. Eide also serves as a director of Nathan's Famous, Inc. and Miami Subs Corporation, restaurant chains.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during and with respect to the fiscal year ended December 31, 1998, all Reporting Persons have timely complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1998, the Company's Chief Executive Officer, the other three executive officers of the Company and an executive officer of a subsidiary of the Company whose cash compensation exceeded $100,000 (collectively, the "named executive officers"). No separate compensation was paid during the past three years to the named executive officers by BGLS.



                                           SUMMARY COMPENSATION TABLE (1)
                                                                                                 LONG-TERM
                                             ANNUAL COMPENSATION                                COMPENSATION
                          ----------------------------------------------------------            ------------
                                                                                                 SECURITIES
            NAME AND                                                        OTHER ANNUAL         UNDERLYING          ALL OTHER
       PRINCIPAL POSITION         YEAR         SALARY         BONUS         COMPENSATION          OPTIONS          COMPENSATION
       ------------------         ----         ------         -----         ------------          --------         ------------
                                                 ($)           ($)              ($)                 (#)                 ($)
Bennett S. LeBow                    1998      3,391,601(2)    834,960(3)           --            2,500,000(6)         25,192(7)
  Chairman of the Board,            1997      3,113,281(2)    667,969(3)           --                 --
  President and Chief               1996      3,484,375(2)    890,626(3)           --                 --
  Executive Officer

Richard J. Lampen(4)                1998        750,000       750,000(5)           --                 --
  Executive Vice President          1997        650,000         --                 --              260,000(6)
                                    1996        600,000       100,000              --                 --

Marc N. Bell(8)                     1998        300,000       300,000              --                 --
  Vice President, General
  Counsel and Secretary

Joselynn D. Van Siclen              1998        155,000       155,000(5)                            30,000(6)
  Vice President, Chief             1997        140,000         --                 --                 --
  Financial Officer and             1996        131,667        10,000              --                 --
  Treasurer

Ronald S. Fulford(9)                1998        425,000       425,000          83,112(10)             --
  Chairman of the Board,            1997        425,000         --            247,961(10) (11)        --
  President and Chief               1996        157,530         --            552,832(11)             --
  Executive Officer of
  Liggett


----------------------

(1) Unless otherwise stated, the aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the Securities and Exchange Commission (the "SEC").

(2)      Includes salary paid by New Valley of $2,000,000 per year.

(3) Includes payments equal to 10% of base salary ($139,160, $111,328 and $148,438 during 1998, 1997 and 1996, respectively) in lieu of certain other executive benefits. See "Employment Agreements".

(4) The table reflects 100% of Mr. Lampen's salary and bonus, all of which are paid by New Valley, and includes his salary and bonus from New Valley and a bonus of $500,000 awarded by the Company for 1998. 25% of Mr. Lampen's salary and bonus from New Valley (or $250,000, $162,500 and $175,000 in 1998, 1997 and 1996, respectively) and all of the 1998 bonus from the Company have been or will be reimbursed to New Valley by the Company.

(5) Under the terms of these bonus awards, two-thirds of such amounts will be paid upon closing of the exercise of the Class A Option by PM and the Loan. See Item 1, "Business - Liggett Group Inc.-Philip Morris Brand Transaction".

(6) Represents options to purchase the Company's Common Stock. See "Stock Option Grants in 1998".

(7) Represents premiums paid for 1998 by the Company under collateral assignment split-dollar insurance agreements covering the life of Mr. LeBow entered into by the Company commencing in December 1998. For a period of ten years, the Company will advance the amount of the annual premiums on the policies, less the maximum permitted borrowings under the policies. Upon surrender of the policies or payment of the death benefits, the Company is entitled to repayment of all premiums paid by it.

(8) Effective January 10, 1998, Mr. Bell was appointed a Vice President of the Company. The table reflects 100% of Mr. Bell's salary and bonus, all of which are paid by the Company. $200,000 of Mr. Bell's salary and bonus from the Company have been or will be reimbursed to the Company by New Valley.

(9) Effective September 5, 1996, Mr. Fulford was appointed Chairman of the Board, President and Chief Executive Officer of Liggett.

(10) Represents an automobile allowance, living allowance and group term life insurance provided to Mr. Fulford.

(11)     Includes payments ($163,155 and $552,832 in 1997 and 1996, respectively) made pursuant to a consulting agreement between Mr. Fulford and the Company, which payments were reimbursed to the Company by New Valley. See "Employment Agreements".

         The following table sets forth all grants of stock options to the named executive officers during 1998.

                           STOCK OPTION GRANTS IN 1998



                                NUMBER OF       PERCENT OF                       MARKET
                                SECURITIES     TOTAL OPTIONS                     PRICE ON
                                UNDERLYING      GRANTED TO        EXERCISE       DATE OF                           GRANT
                                 OPTIONS        EMPLOYEES          PRICE          GRANT         EXPIRATION      DATE PRESENT
NAME                           GRANTED (#)       IN 1998         ($/SHARE)      ($/SHARE)          DATE         VALUE ($)(2)
----                           -----------     -------------     ---------      ---------          ----         ---------

Bennett S. LeBow               2,500,000(1)        98.3%           $ 9.75         $ 9.75         7/20/08       $ 20,525,000

Joselynn D. Van Siclen            30,000(1)         1.2%           $ 5.00         $8.625        12/31/06       $    227,400

---------------------
(1) Represents options to purchase shares of the Company's Common Stock granted on July 20, 1998 to Mr. LeBow and on January 9, 1998 to Ms. Van Siclen. Subject to earlier vesting upon a change of control (as defined), Mr. LeBow's options vest and become exercisable in four equal installments commencing on the first anniversary of the date of grant and Ms. Van Siclen's options vest and become exercisable in six equal annual installments commencing on the date of the grant.

(2) The estimated present value at the respective grant dates of options granted during 1998 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 79.14% for Mr. LeBow and 76.56% for Ms. Van Siclen, a risk-free rate of 5.54% for Mr. LeBow and 5.74% for Ms. Van Siclen, an expected life of 10 years, and no expected dividends or forfeiture. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

         The following table sets forth certain information concerning option exercises during 1998 by the named executive officers and the status of their options at December 31, 1998.

                       AGGREGATED OPTION EXERCISES DURING
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                           NUMBER OF                    NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                            SHARES        VALUE        UNDERLYING UNEXERCISED              IN-THE-MONEY
                           ACQUIRED     REALIZED    OPTIONS AT DECEMBER 31, 1998   OPTIONS AT DECEMBER 31, 1998
                             ON          UPON      ----------------------------   ----------------------------
NAME                       EXERCISE     EXERCISE    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                      --------     --------    -----------    -------------   -----------    -------------
Bennett S. LeBow              --           --           -0-         2,500,000           --        $36,562,500

Richard J. Lampen            43,300    $ 437,788         33           216,667           $639       $4,197,923

Marc N. Bell                 33,332    $ 359,682        -0-            66,668           --         $1,291,693

Joselynn D. Van Siclen        5,000     $ 43,499        -0-            25,000           --           $484,375

-------------------------

* Calculated using the closing price for the Company's Common Stock of $24 3/8 per share on December 31, 1998 less the option exercise price.

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

EMPLOYMENT AGREEMENTS

          THE COMPANY. Bennett S. LeBow is a party to an employment agreement with the Company dated February 21, 1992, as amended July 20, 1998. The agreement has a one-year term with automatic renewals for additional one-year terms unless notice of non-renewal is given by either party six months prior to the termination date. As of January 1, 1999, Mr. LeBow's annual base salary was $1,739,501. He is also entitled to an annual bonus for 1999 of $869,750 and an annual payment equal to 10% of his base salary in lieu of certain other executive benefits such as club memberships, company-paid automobiles and other similar perquisites. Following termination of his employment without cause (as defined), he would continue to receive his then current base salary and bonus for 24 months. Following termination of his employment within two years of a change of control (as defined) or in connection with similar events, he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary and bonus. Under the terms of the Indenture governing the BGLS' Notes, Mr. LeBow's salary and bonus may not be increased from one year to the next by more than 10% per annum, except that his salary and bonus may be increased in the same percentage amount as any increase in the price of the Company's Common Stock during a calendar year, subject to a maximum increase of 25% per annum. His salary and bonus are subject to decrease if the price of the Common Stock decreases by more than 10% during a calendar year, up to a maximum decrease of 25% per annum, but in no event lower than compensation earned in 1994 ($1,425,000).

          Ronald S. Fulford, Chairman of the Board, President and Chief Executive Officer of Liggett, is a party to an employment agreement with Liggett, dated September 5, 1996. As of January 1, 1999, Mr.

Fulford's annual salary was $650,000. Bonus payments are at the sole discretion of the Board of Liggett. Liggett awarded Mr. Fulford a bonus of $425,000 for 1998. Effective as of March 1, 1996, the Company entered into an agreement with Mr. Fulford. Pursuant to this agreement, Mr. Fulford agreed to provide various services in connection with the Company's investment in RJR Nabisco (including, without limitation, consulting services, attendance at and participation in meetings related to the Company's solicitation of proxies at RJR Nabisco's 1996 annual meeting and presentations to financial analysts and institutional investors). During the term of the agreement, which ended on March 31, 1997, Mr. Fulford received compensation equal to UK(pound)33,417 (or approximately $54,000) per month and reimbursement for all reasonable business and travel expenses incurred in performing services under the agreement. The Company also agreed to reimburse Mr. Fulford for any reduction in pension benefits (currently estimated at approximately UK(pound)14,400 or approximately $23,000 per annum) which resulted from his terminating his employment with Imperial Tobacco to enter into the agreement.

          Marc N. Bell is a party to an employment agreement with the Company dated April 15, 1994. The agreement has an initial term of two years from April 15, 1994 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the sixty-day period prior to the termination date. As of January 1, 1999, his annual base salary was $300,000. In addition, the Board of Directors may award an annual bonus to Mr. Bell at its sole discretion. The Board awarded Mr. Bell a bonus of $300,000 for 1998. The Board may review such base salary and increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he shall receive severance pay in a lump sum equal to the amount of his base salary in the year in which such termination occurs.

          There are no employment agreements between BGLS and the named executive officers.

          NEW VALLEY. Mr. LeBow is a party to an employment agreement with New Valley dated as of June 1, 1995, as amended effective as of January 1, 1996. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 1, 1999, Mr. LeBow's annual base salary was $2,000,000. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to
2.99 times his then current base salary. The BGLS Indenture and New Valley's Joint Plan provide that the annual compensation paid to Mr. LeBow for services rendered in his capacity as an officer or director of New Valley shall not exceed $2,000,000.

          Richard J. Lampen is a party to an employment agreement with New Valley dated September 22, 1995. The agreement has an initial term of two and a quarter years from October 1, 1995 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the ninety-day period prior to the termination date. As of January 1, 1999, his annual base salary was $750,000. In addition, the New Valley Board of Directors may award an annual bonus to Mr. Lampen at its sole discretion. The New Valley Board awarded Mr. Lampen a bonus of $250,000 for 1998, and the Company's Board awarded him a bonus of $500,000 for 1998, payable upon exercise of the Class A Option by PM and the Loan. The New Valley Board shall review such base salary annually and may increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he shall receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed for one year after termination of his employment term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During 1998, Messrs. Eide, LeBow (until April 30, 1998) and Podell were members of the Company's compensation committee. Messrs. Eide and Podell serve as directors of BGLS and NV Holdings. Mr. Eide is a stockholder, and serves as the Chairman and Treasurer of Aegis Capital Corp.

("ACC"), a registered broker-dealer, that has performed services for the Company and/or its affiliates since before January 1, 1998. During 1998, ACC received commissions and other income in the aggregate amount of approximately $128,000 from the Company and/or its affiliates. ACC, in the ordinary course of its business in 1998, engaged in brokerage activities with Ladenburg Thalmann & Co. Inc., a subsidiary of New Valley, on customary terms.

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

          As of December 31, 1998, none of the named executive officers was eligible to receive any benefits under the Retirement Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 23, 1999, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by (i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and nominees,
(iii) each of the Company's named executive officers and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.



                 NAME AND ADDRESS OF                             NUMBER OF                PERCENT OF
                   BENEFICIAL OWNER                                SHARES                   CLASS
                 -------------------                             ---------                ----------
Bennett S. LeBow (1) (6) (7)                                      9,015,008                43.0%

Richard S. Ressler (2)
    Orchard Capital Corporation                                   1,824,999                 8.7%
    10960 Wilshire Boulevard
     Los Angeles, CA  90024

AIF II, L.P. and Lion Advisors, L.P.(3)
    Two Manhattanville Road                                       2,000,000                 8.7%
    Purchase, NY  10577

High River Limited Partnership (4)
Riverdale LLC                                                     1,574,100                 7.5%
Carl C. Icahn
    100 South Bedford Road
    Mt. Kisco, NY 10549

Kasowitz, Benson, Torres & Friedman LLP (5)
    1301 Avenue of the Americas                                   1,250,000                 5.6%
    New York, NY 10019

Robert J. Eide (6)
    Aegis Capital Corp.                                              20,000                 (*)
    70 East Sunrise Highway
    Valley Stream, NY  11581

Jeffrey S. Podell (6)
    Newsote, Inc.                                                    20,000                 (*)
    26 Jefferson Street
    Passaic, NJ 07055

Jean E. Sharpe (6)
    462 Haines Road                                                  10,000                 (*)
    Mt. Kisco, NY 10549

Richard J. Lampen (7)                                                43,366 (8)             (*)

Marc N. Bell (7)                                                     16,662 (8)              --

Joselynn D. Van Siclen (7)                                            5,000 (8)              --

Ronald S. Fulford (9)
    Liggett Group Inc.                                                 --                    --
    700 West Main Street
    Durham, NC  27702

All directors and executive officers as a group                   9,135,036                43.5%
(8 persons)

---------------------------

(*) The percentage of shares beneficially owned does not exceed 1% of the Common Stock.

(1) Includes 8,373,008 shares of Common Stock held by LeBow Limited Partnership, a Delaware limited partnership ("LLP"), and 642,000 shares of Common Stock held by The Bennett and Geraldine LeBow Foundation, Inc., a Florida not-for-profit corporation (the "Foundation"). Mr. LeBow indirectly exercises sole voting power and sole dispositive power over the shares of Common Stock held by LLP, 8,031,800 shares of which are pledged to U.S. Clearing Corp. to secure a margin loan to Mr. LeBow. Mr. LeBow is a director, officer and sole shareholder of LeBow Holdings, Inc., a Nevada corporation ("LHI"), the general partner of LLP. Mr. LeBow and family members serve as directors and executive officers of the Foundation, and Mr. LeBow possesses shared voting power and shared dispositive power with the other directors of the Foundation with respect to the Foundation's shares of Common Stock. The Foundation's principal business and office address is 1221 Brickell Avenue, 21st Floor, Miami, Florida 33131.

(2) Based upon Amendment No. 6 to Schedule 13D dated April 15, 1998, filed by the named individual.

(3) Based upon Schedule 13D dated March 26, 1998, filed by the named entities. These shares are issuable upon exercise of currently exercisable warrants to purchase Common Stock expiring March 3, 2003. See Item 13, "Certain Relationships and Related Transactions".

(4) Based upon Amendment No. 1 to Schedule 13D dated October 7, 1998, filed by the named entities. Riverdale LLC is the general partner of High River Limited Partnership and is wholly owned by Mr. Icahn.
         See Item 13, "Certain Relationships and Related Transactions".

(5) Based upon Schedule 13D dated December 8, 1998, filed by the named entities. These shares are issuable upon exercise of currently exercisable options to purchase Common Stock expiring March 31, 2003. See Item 13, "Certain Relationships and Related Transactions."

(6)      The named individual is a director of the Company.

(7)      The named individual is an executive officer of the Company.

(8) Represents shares issuable upon exercise of currently exercisable options to purchase Common Stock.

(9) The named individual is an executive officer of the Company's subsidiary Liggett.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 20, 1998, the Company granted Howard M. Lorber, a consultant who serves as a director and President of New Valley, non-qualified stock options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $9.75 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments beginning on July 20, 1999. Since before January 1, 1998, the consultant has received consulting fees of $40,000 per month from the Company and a subsidiary. In April 1999, the consultant received a consulting bonus of $500,000. In January 1998, the consultant and the Company entered into an amendment to his consulting agreement whereby he is entitled on an annual basis to receive additional payments in an amount necessary to reimburse him, on an after-tax basis, for all applicable taxes incurred by him during the prior calendar year as a result of the grant to him, or vesting, of a 1994 award of 500,000 restricted shares of the Company's Common Stock, and 1995 and 1996 awards of a total of 1,500,000 options to acquire shares of the Company's Common Stock. The consultant received an additional consulting payment of $425,000 in January 1998, which the consultant and the Company have agreed will constitute full satisfaction of the Company's obligations under the amendment with respect to 1997.

         In 1995, the Company and New Valley entered into an expense sharing agreement pursuant to which certain lease, legal and administrative expenses are allocated to between the entities. The Company was reimbursed approximately $502,000 under this agreement for the year ended December 31, 1998.

         In September 1998, New Valley made a one-year $950,000 loan to BGLS which bears interest at 14%.

         As of April 23, 1999, the Apollo Holders are the beneficial owners of 8.7% of the Company's Common Stock and affiliates. During 1998, the Apollo Holders held $97,239,000 principal amount of the BGLS Notes. For information concerning the Standstill Agreement with the Apollo Holders and the issuance of warrants to purchase shares of the Company's Common Stock to the Apollo Holders in connection with the Standstill Agreement, see Note 9 to the Company's Consolidated Financial Statements. The Company, New Valley and their affiliates have other business relationships with affiliates of the Apollo Holders. For additional information concerning such business relationships, see Item 1, "Business - New Valley Corporation - Western Realty Ducat", "- Western Realty Repin" and "- New Valley Realty Division", as well as Note 3 to the Company's Consolidated Financial Statements.

         As of April 23, 1999, High River Limited Partnership ("High River") is the beneficial owner of 7.5% of the Company's Common Stock and an affiliate, Tortoise Corp., held $97,551,000 principal amount of the BGLS Notes. On January 16, 1998, the Company entered into a Stock Purchase Agreement in which High River purchased 1,500,000 shares of the Company's Common Stock at $6.00 per share for an aggregate purchase price of $9,000,000.

         As of April 23, 1999, the law firm of Kasowitz, Benson, Torres & Friedman LLP ("KBTF") is the beneficial owner of 5.6% of the Company's Common Stock. On March 12, 1998, the Company entered into a Stock Option Agreement with KBTF whereby KBTF was granted an option to purchase 1,250,000 shares of Common Stock at $17.50 per share. The option was exercisable for 250,000 shares commencing May 1, 1998 and for 1,000,000 shares commencing April 1, 1999, and expired on March 31, 2003. On October 12, 1998, the Company entered into an Amended and Restated Stock Option Agreement (the "Amended Agreement") with the KBTF. Pursuant to the Amended Agreement, the Company amended the option to reduce the exercise price from $17.50 per share to $6.00 per share and extended the initial exercise date on all 1,250,000 share to April 1, 2000. The option was subject to earlier exercise upon Change of Control (as defined) of the Company or upon the average closing price for a share Common Stock equaling $17.50 or more for a 10 trading day period. Based on the average closing price of Common Stock for the 10 trading day period ended December 8, 1998, the option became exercisable in full on that date. KBTF, which represents the Company and various of its subsidiaries, including Liggett and New Valley, received legal fees of $4,550,000 during 1998.

         For information concerning certain agreements and transactions between the Company, BGLS and New Valley relating to RJR Nabisco, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - New Valley - Investment in RJR Nabisco" and Notes 3 and 17 to the Company's Consolidated Financial Statements.

         See, also, Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

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

Date:    April 26, 1999

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

Date:    April 26, 1999