Form 10-Q
period 1999-03-31
BROOKE GROUP LTD; BGLS INC
filed 1999-05-17
CIK 59440, 927388

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

                                ---------------

          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                ---------------

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

                                ---------------


         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At May 14, 1999 Brooke Group Ltd. had 20,943,730 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                         Page
PART I. FINANCIAL INFORMATION

Item 1. Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:
   Brooke Group Ltd. Consolidated Balance Sheets as of March 31, 1999 and
         December 31, 1998.............................................................................     2

   BGLS Inc. Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998....................     3

   Brooke Group Ltd. Consolidated Statements of Operations for the three months ended
         March 31, 1999 and March 31, 1998.............................................................     4

   BGLS Inc. Consolidated Statements of Operations for the three months ended
         March 31, 1999 and March 31, 1998.............................................................     5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the three
         months ended March 31, 1999...................................................................     6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the three months
         ended March 31, 1999..........................................................................     7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and March 31, 1998.............................................................     8

   BGLS Inc. Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and March 31, 1998.............................................................     9

   Notes to Consolidated Financial Statements..........................................................    10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations...............................................    32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    42


PART II.     OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................    43

Item 2. Changes in Securities and Use of Proceeds......................................................    43

Item 3. Defaults Upon Senior Securities................................................................    43

Item 6. Exhibits and Reports on Form 8-K...............................................................    43

SIGNATURES.............................................................................................    45

Item 1.  Consolidated Financial Statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                             -----------------------


                                                                                   March 31,           December 31,
                                                                                     1999                  1998
                                                                                   --------------------------------
ASSETS:
Current assets:
  Cash and cash equivalents .............................................          $   5,519           $   7,396
  Accounts receivable - trade ...........................................             17,920              15,160
  Other receivables .....................................................                979                 924
  Inventories ...........................................................             42,740              36,316
  Deferred income taxes .................................................             54,328              59,613
  Other current assets ..................................................              4,756               3,151
                                                                                   ---------           ---------
        Total current assets ............................................            126,242             122,560

Property, plant and equipment, at cost, less accumulated
    depreciation of $35,427 and $33,856 .................................            108,919              93,504
Intangible assets, at cost, less accumulated amortization
    of $21,555 and $21,551 ..............................................                167                 171
Other assets ............................................................             13,017              12,747
                                                                                   ---------           ---------
        Total assets ....................................................          $ 248,345           $ 228,982
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ...................          $  29,077           $  21,176
  Accounts payable ......................................................             13,552              13,880
  Cash overdraft ........................................................                 43                  77
  Accrued promotional expenses ..........................................             22,117              23,760
  Accrued taxes payable .................................................             12,420              14,854
  Accrued interest ......................................................              7,737              17,189
  Proceeds received for options .........................................            150,000             150,000
  Other accrued liabilities .............................................             32,296              32,505
                                                                                   ---------           ---------
    Total current liabilities ...........................................            267,242             273,441

Notes payable, long-term debt and other obligations, less current
  portion ...............................................................            280,410             262,665
Noncurrent employee benefits ............................................             20,383              21,701
Other liabilities .......................................................             60,361              65,350

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred Stock, par value $1.00 per share, authorized
    10,000,000 shares ...................................................
  Series G Preferred Stock, 2,184,834 shares, convertible,
    participating, cumulative, each share convertible to 1,000 shares of common stock and cash or stock distribution,
    liquidation preference of $1.00 per share ...........................
  Common stock, par value $0.10 per share, authorized 100,000,000 and 40,000,000 shares, issued 26,498,043 shares, outstanding
    20,943,730 shares ...................................................              2,094               2,094
  Additional paid-in capital ............................................            123,041             124,120
  Deficit ...............................................................           (503,379)           (512,182)
  Accumulated other comprehensive income ................................             30,694              24,774
  Other .................................................................             (5,028)             (5,508)
  Less:  5,554,313 shares of common stock in treasury, at cost ..........            (27,473)            (27,473)
                                                                                   ---------           ---------
      Total stockholders' equity (deficit) ..............................           (380,051)           (394,175)
                                                                                   ---------           ---------

      Total liabilities and stockholders' equity (deficit) ..............          $ 248,345           $ 228,982
                                                                                   =========           =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                           March 31           December 31,
                                                                                             1999                 1998
                                                                                          --------------------------------
ASSETS:

Current assets:
  Cash and cash equivalents ....................................................          $   5,519           $   7,396
  Accounts receivable - trade ..................................................             17,920              15,160
  Other receivables ............................................................                824                 755
  Inventories ..................................................................             42,740              36,316
  Deferred income taxes ........................................................             54,328              59,613
  Other current assets .........................................................              4,681               2,946
                                                                                          ---------           ---------
      Total current assets .....................................................          $ 126,012             122,186

Property, plant and equipment, at cost, less accumulated depreciation of
  $35,421 and $33,852 ..........................................................            108,899              93,481
Intangible assets, at cost, less accumulated amortization of $21,555 and
  $21,551 ......................................................................                167                 171
Other assets ...................................................................             11,878              11,558
                                                                                          ---------           ---------
      Total assets .............................................................          $ 246,956           $ 227,396
                                                                                          =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Notes payable and current portion of long-term debt ..........................          $  29,037           $  20,955
  Accounts payable .............................................................             13,427              13,746
  Cash overdraft ...............................................................                 43                  63
  Due to parent ................................................................             32,560              32,394
  Accrued promotional expenses .................................................             22,117              23,760
  Accrued taxes payable ........................................................             12,420              14,854
  Accrued interest .............................................................              7,737              17,188
  Proceeds received from options ...............................................            150,000             150,000
  Other accrued liabilities ....................................................             31,211              31,556
                                                                                          ---------           ---------
      Total current liabilities ................................................            298,552             304,516

Notes payable, long-term debt and other obligations, less current portion ......            280,410             262,665
Noncurrent employee benefits ...................................................             20,383              21,701
Other liabilities ..............................................................             62,768              69,216

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding
  Additional paid-in capital ...................................................             69,789              69,297
  Deficit ......................................................................           (515,640)           (524,773)
  Accumulated other comprehensive income .......................................             30,694              24,774
                                                                                          ---------           ---------
      Total stockholder's equity (deficit) .....................................           (415,157)           (430,702)
                                                                                          ---------           ---------

      Total liabilities and stockholder's equity (deficit) .....................          $ 246,956           $ 227,396
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

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                               Three Months Ended
                                                                      --------------------------------
                                                                        March 31,           March 31,
                                                                          1999                1998
                                                                      --------------------------------
Revenues* ..................................................          $    108,409        $     84,803
Cost of goods sold* ........................................                41,427              41,656
                                                                      ------------        ------------

Gross profit ...............................................                66,982              43,147
Operating, selling, administrative and general expenses ....                44,837              35,604
                                                                      ------------        ------------

Operating income ...........................................                22,145               7,543

Other income (expenses):
    Interest income ........................................                    60                  65
    Interest expense .......................................               (14,988)            (20,786)
    Equity in loss of affiliate ............................                (7,629)             (4,187)
    Recognition of deferred gain on sale of assets .........                 7,050
    Foreign currency gain ..................................                 2,270                  79
    Other, net .............................................                   375                 852
                                                                      ------------        ------------

Income (loss) from continuing operations before income
  taxes.....................................................                 9,283             (16,434)
Provision for income taxes .................................                 1,729                 931
                                                                      ------------        ------------

Income (loss) from continuing operations ...................                 7,554             (17,365)
                                                                      ------------        ------------

Gain on discontinued operations in equity investee .........                 1,249
                                                                      ------------        ------------

Net income (loss) ..........................................          $      8,803        $    (17,365)
                                                                      ============        ============

Net income (loss) applicable to common shares ..............          $      8,803        $    (17,365)
                                                                      ============        ============

Per basic common share:

    Income (loss) from continuing operations ...............          $       0.36        $      (0.89)
                                                                      ============        ============
    Income from discontinued operations ....................          $       0.06
                                                                      ============        ============
    Net income (loss) applicable to common shares ..........          $       0.42        $      (0.89)
                                                                      ============        ============

Basic weighted average common shares outstanding ...........            20,943,730          19,465,056
                                                                      ============        ============
Per diluted common share:

    Income (loss) from continuing operations ...............          $       0.29        $      (0.89)
                                                                      ============        ============
    Income from discontinued operations ....................          $       0.05
                                                                      ============        ============
    Net income (loss) applicable to common shares ..........          $       0.34        $      (0.89)
                                                                      ============        ============

Diluted weighted average common shares outstanding .........            26,020,356          19,465,056
                                                                      ============        ============



---------------

* Revenues and Cost of goods sold include federal excise taxes of $14,038 and $17,918 for the three months ended March 31, 1999 and 1998, respectively.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                    --------------------------
                                                                      March 31,      March 31,
                                                                        1999           1998
                                                                    --------------------------

Revenues* ..................................................          $ 108,409      $  84,803
Cost of goods sold* ........................................             41,427         41,656
                                                                      ---------      ---------

Gross profit ...............................................             66,982         43,147
Operating, selling, administrative and general expenses ....             44,435         35,371
                                                                      ---------      ---------

Operating income ...........................................             22,547          7,776

Other income (expenses):
   Interest income .........................................                 60             56
   Interest expense ........................................            (16,244)       (21,824)
   Equity in loss of affiliate .............................             (7,629)        (4,187)
   Recognition of deferred gain on sale of assets ..........              8,264
   Foreign currency gain ...................................              2,270             79
   Other, net ..............................................                345            849
                                                                      ---------      ---------

Income (loss) from continuing operations before income taxes              9,613        (17,251)
Provision for income taxes .................................              1,729            931
                                                                      ---------      ---------

Income (loss) from continuing operations ...................              7,884        (18,182)
                                                                      ---------      ---------

Gain on discontinued operations of equity investee .........              1,249
                                                                      ---------      ---------

Net income (loss) ..........................................          $   9,133      $ (18,182)
                                                                      =========      =========


----------

*Revenues and Cost of goods sold include federal excise taxes of $14,038 and $17,918 for the three months ended March 31, 1999 and 1998, respectively.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               -----------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                   Common Stock    Additional                                 Other
                                               -------------------  Paid-In              Treasury         Comprehensive
                                                 Shares     Amount  Capital    Deficit    Stock     Other     Income        Total
                                               ---------- ------------------------------------------------------------------------
Balance, December 31, 1998..................   20,943,730  $2,094  $124,120  $(512,182) $(27,473)  $(5,508)  $24,774     $(394,175)

Net income..................................                                     8,803                                       8,803
  Unrealized holding gain on
   investment in New Valley.................                                                                   8,159         8,159
  Effect of New Valley capital
   transactions.............................                                                                  (2,239)       (2,239)
                                                                                                                         ---------
      Total other comprehensive income......                                                                                 5,920
                                                                                                                         ---------
Total comprehensive income..................                                                                                14,723
                                                                                                                         ---------

Distributions on common stock...............                         (1,534)                                                (1,534)
Amortization of deferred compensation.......                            455                            480                     935
                                               ----------  ------  --------  ---------  --------   -------   -------     ----------
Balance, March 31, 1999.....................   20,943,730  $2,094  $123,041  $(503,379) $(27,473)  $(5,028)  $30,694    $ (380,051)
                                               ==========  ======  ========  =========  ========   =======   =======     =========






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     --------------------------------------------------------------------

                                                                                                 Accumulated
                                                       Common Stock     Additional                  Other
                                                     -----------------    Paid-In               Comprehensive
                                                       Shares   Amount    Capital     Deficit       Income       Total
                                                     -------------------------------------------------------------------
Balance, December 31, 1998........................       100    $       $69,297     $(524,773)     $24,774     $(430,702)

Net income........................................                                      9,133                      9,133
  Unrealized holding gain on
    investment in New Valley......................                                                   8,159         8,159
  Effect of New Valley capital transactions.......                                                  (2,239)       (2,239)
                                                                                                               ---------
    Total other comprehensive income..............                                                                 5,920
                                                                                                               ---------
Total comprehensive income........................                                                                15,053
                                                                                                               ---------

Amortization of deferred compensation.............                          492                                      492
                                                      ------    ------  -------     ---------      -------     ---------

Balance, March 31, 1999...........................       100    $       $69,789     $(515,640)     $30,694     $(415,157)
                                                      ======    ======  =======     =========      =======     =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                ------------------------------
                                                                   March 31,         March 31,
                                                                     1999               1998
                                                                ------------------------------
Net cash provided by (used in) operating activities ........        $  2,571         $(25,984)
                                                                    --------         --------

Cash flows from investing activities:
  Proceeds from sale of business and assets ................              36            1,217
  Capital expenditures .....................................         (19,617)            (395)
                                                                    --------         --------

Net cash (used in) provided by investing activities ........         (19,581)             822
                                                                    --------         --------

Cash flows from financing activities:
  Proceeds from debt .......................................           4,500
  Repayments of debt .......................................            (323)            (102)
  Borrowings under revolver ................................          83,986           63,961
  Repayments on revolver ...................................         (71,319)         (58,799)
  Decrease in cash overdraft ...............................             (34)             (45)
  Distributions on common stock ............................          (1,358)            (900)
  Proceeds from participating loan .........................                           11,000
  Issuance of common stock .................................                            9,796
                                                                    --------         --------

Net cash provided by financing activities ..................          15,452           24,911
                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents            (319)              79
Net decrease in cash and cash equivalents ..................          (1,877)            (172)
Cash and cash equivalents, beginning of period .............           7,396            4,749
                                                                    --------         --------

Cash and cash equivalents, end of period ...................        $  5,519         $  4,577
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

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                         Three Months Ended
                                                                --------------------------------
                                                                    March 31,          March 31,
                                                                      1999               1998
                                                                --------------------------------

Net cash provided by (used in) operating activities ........        $  1,019         $(17,218)
                                                                    --------         --------

Cash flows from investing activities:
  Proceeds from sale of business and assets ................              36            1,217
  Capital expenditures .....................................         (19,617)            (395)
                                                                    --------         --------

Net cash (used in) provided by investing activities ........         (19,581)             822
                                                                    --------         --------

Cash flows from financing activities:
  Proceeds from debt .......................................           4,500
  Repayments of debt .......................................            (143)            (102)
  Borrowings under revolver ................................          83,986           63,961
  Repayments on revolver ...................................         (71,319)         (58,799)
  Decrease (increase) in cash overdraft ....................             (20)              47
  Proceeds from participating loan .........................                           11,000
                                                                    --------         --------

Net cash provided by financing activities ..................          17,004           16,107
                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents            (319)              79
Net decrease in cash and cash equivalents ..................          (1,877)            (210)
Cash and cash equivalents, beginning of period .............           7,396            4,749
                                                                    --------         --------

Cash and cash equivalents, end of period ...................        $  5,519         $  4,539
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

         The interim consolidated financial statements of the Company and BGLS are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's and BGLS' consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's and BGLS' Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

         LIQUIDITY:

         The Company's anticipated sources of liquidity for 1999 include, among other things, proceeds from the exercise of an option in an entity to which a subsidiary of Liggett will contribute certain trademarks (the "Marks") and the distribution of loan proceeds from the entity (refer to Note 2), additional debt and/or equity financing, management fees and tax sharing and other payments from Liggett and certain funds available from New Valley Corporation ("New Valley") subject to limitations imposed by BGLS' indenture agreements. Liggett's and New Valley's ability to make such payments is subject to risks and uncertainties attendant to their businesses. (Refer to Notes 3 and 8.) New Valley may also acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         Liggett has a $40,000 revolving credit facility expiring March 8, 2000 (the "Facility"), under which $6,793 was outstanding and $12,990 was available at March 31, 1999.

         Liggett-Ducat is in the process of constructing a new tobacco factory in Moscow, Russia, currently scheduled to be operational in June 1999. The remaining construction costs and equipment required

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         for the new factory will be financed primarily by equipment lease financing currently in place and loans from banks. (Refer to Note 4.)

         EARNINGS PER SHARE:

         For the three months ended March 31, 1999, basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. For the three months ended March 31, 1998, stock options, warrants and contingent shares (both vested and non-vested) were excluded from the calculation of diluted per share results because their effect was accretive.

         COMPREHENSIVE INCOME:

         Comprehensive income is a component of stockholders' equity and includes the Company's net income and other comprehensive income such as the proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. For the three months ended March 31, 1999, total comprehensive income was $14,723. For the three months ended March 31, 1998, the total comprehensive loss was $13,179.


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

         The Class A Option entitles PM to purchase the Class A Interest for $10,100. The statutory waiting period under the Hart-Scott-Rodino Act regarding the exercise by PM of the Class A Option expired on February 12, 1999. On March 19, 1999, PM exercised the Class A Option with the closing scheduled for no later than June 10, 1999 (currently scheduled to close May 24, 1999), subject to customary closing conditions.

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


3.       INVESTMENT IN NEW VALLEY CORPORATION

         At March 31, 1999 and December 31, 1998, the Company's investment in New Valley consisted of an approximate 42% voting interest. At March 31, 1999 and December 31, 1998, the Company owned 57.7% of the outstanding $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Preferred Shares"), 9.0% of the outstanding $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares"), and 41.7% of New Valley's common shares, $.01 par value (the "Common Shares").

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

         The Company's and BGLS' investment in New Valley at March 31, 1999 is summarized below:

                                                Number of    Fair     Carrying
                                                  Shares    Value      Amount
                                                ---------  -------    --------

               Class A Preferred Shares.......    618,326  $51,939    $ 51,939
               Class B Preferred Shares.......    250,885      847         847
               Common Shares..................  3,989,710    1,621     (52,786)
                                                           -------    --------
                                                           $54,407    $      0
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

         The Class A Preferred Shares of New Valley are required to be redeemed on January 1, 2003 for $100.00 per share plus dividends accrued to the redemption date. The shares are redeemable, at any time, at the option of New Valley, at $100.00 per share plus accrued dividends. The holders of Class A Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board of Directors, payable at the rate of $19.00 per annum. At March 31, 1999, the accrued and unpaid dividends arrearage was $234,581 ($218.94 per share).

         Holders of the Class B Preferred Shares are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. At March 31, 1999, the accrued and unpaid dividends arrearage was $172,905 ($61.96 per share).

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         Summarized financial information for New Valley as of March 31, 1999 and December 31, 1998 and for the three ended March 31, 1998 and 1998 follows:

                                                                  March 31,     December 31,
                                                                    1999           1998
                                                                  ---------     ------------

           Current assets, primarily cash and marketable
              securities ....................................     $  70,851      $  91,451
           Non-current assets ...............................       183,787        181,271
           Current liabilities ..............................        66,975         83,581
           Non-current liabilities ..........................        83,001         78,251
           Redeemable preferred shares ......................       332,198        316,202
           Shareholders' deficit ............................      (227,536)      (205,312)

                                                                        Three Months Ended
                                                                      -----------------------
                                                                      March 31,    March 31,
                                                                         1999         1998
                                                                      ---------    ----------

          Revenues .............................................      $ 22,770      $ 33,840
          Costs and expenses ...................................        28,917        34,260
          (Loss) income from continuing operations .............        (5,682)          157
          Gain from discontinued operations ....................         4,100
          Net loss applicable to common shares(A) ..............       (23,801)      (18,675)

         (A) Considers all preferred accrued dividends, whether or not declared.

         In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, New Valley agreed, among other things, to contribute the real estate assets of BrookeMil Ltd. ("BML"), including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through March 31, 1999, Apollo had funded $36,529 of its investment in Western Realty Ducat.

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

         New Valley recorded its basis in the investment in Western Realty Ducat in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty Ducat. New Valley recognizes losses incurred by Western Realty

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         Ducat to the extent that cumulative earnings of Western Realty Ducat are not sufficient to satisfy Apollo's preferred return.

         Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, acquired an interest in a new factory being constructed on the outskirts of Moscow by a subsidiary of BOL. (Refer to Note 4.)

         In June 1998, New Valley and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 95.29% of one site and 52% of the other site at March 31, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750) together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

         Through March 31, 1999, Western Realty Repin has advanced $25,000 (of which $18,773 was funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

         As of March 31, 1999, BML had invested $19,621 in the Kremlin sites and held $3,525, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 (which has been funded) in 1999 and $22,000 in 2000 in the development of the property.

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

         Proposed Recapitalization Plan:

         New Valley has submitted for approval of its shareholders at its 1999 annual meeting, which will be held on May 21, 1999, a proposed recapitalization of its capital stock (the "Recapitalization Plan").

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         Under the Recapitalization Plan, each of New Valley's outstanding Class A Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The number of authorized Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of New Valley's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by New Valley for a three-year period. Upon completion of the Recapitalization Plan, New Valley will apply for listing of the Common Shares and Warrants on NASDAQ. Completion of the Recapitalization Plan is subject to, among other things, approval by the required holders of the various classes of New Valley's shares.

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


4.       INVESTMENT IN BROOKE (OVERSEAS) LTD.

         At March 31, 1999, BOL owned approximately 99.9% of the stock of Liggett-Ducat through its subsidiary, Western Tobacco Investments LLC ("Western Tobacco"). (Refer to Note 7 for information concerning pledges of interests in Western Tobacco.)

         Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow. Production at Liggett-Ducat's existing factory ceased in March 1999, with production scheduled to start in the new factory in mid-1999. The remaining liability under the factory construction contract, as amended, at March 31, 1999 is approximately $2,500. Equipment purchase agreements in place at March 31, 1999 total $35,846, of which $29,438 is being financed by the manufacturers.

         Western Realty Ducat has made a $30,000 participating loan to Western Tobacco which holds BOL's interest in Liggett-Ducat and the new factory. The loan, which bears no fixed interest, is payable only out of 30% of distributions, if any, made by Western Tobacco to BOL. After the prior payment of debt service on loans to finance the construction of the new factory, 30% of distributions from Western Tobacco to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of Western Tobacco. For the period ended March 31, 1999, a preference requirement equal to 30% of Western Tobacco's net income, $1,002, has been charged to interest expense. The loan is classified in other long-term liabilities on the consolidated balance sheet at March 31, 1999. (Refer to Note 3.)

         In connection with the sale by BOL of the common shares of BML to New Valley in 1997, a portion of the gain was deferred in recognition of the fact that the Company retains an interest in BML through its 42% equity ownership of New Valley and that a portion of the property sold (the site of the third

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         phase of the Ducat Place real estate project being developed by BML, which was used by Liggett-Ducat for its cigarette factory operation) was subject to a put option held by New Valley. The option expired when Liggett-Ducat ceased factory operations at the site in March 1999. The Company recognized that portion of the deferred gain, $7,050, in March 1999.

         In 1998, the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of Liggett-Ducat may be significantly affected by these factors for the foreseeable future.


5.       INVENTORIES

         Inventories consist of:

                                                                    March 31,  December 31,
                                                                      1999         1998
                                                                    ---------  ------------

              Leaf tobacco .....................................    $ 10,884     $ 13,882
              Other raw materials ..............................       5,445        4,629
              Work-in-process ..................................       2,481        2,001
              Finished goods ...................................      23,209       15,446
              Replacement parts and supplies ...................       4,195        4,130
                                                                    --------     --------
              Inventories at current cost ......................      46,214       40,088
              LIFO adjustments .................................      (3,474)      (3,772)
                                                                    --------     --------
                                                                    $ 42,740     $ 36,316
                                                                    ========     ========

         At March 31, 1999, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $4,754 and $11,560, respectively.


6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                                    March 31,  December 31,
                                                                      1999         1998
                                                                    ---------  ------------

              Land and improvements ............................    $     412    $    412
              Buildings ........................................        5,823       5,823
              Machinery and equipment ..........................       60,732      54,144
              Construction-in-progress .........................       77,379      66,981
                                                                    ---------    --------
                                                                      144,346     127,360
              Less accumulated depreciation ....................      (35,427)    (33,856)
                                                                    ---------    --------
                                                                    $ 108,919    $ 93,504
                                                                    =========    ========

         Equipment purchase commitments for $3,011 were outstanding at BOL at March 31, 1999.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


7.       NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

         Notes payable, long-term debt and other obligations consist of:

                                                                                March 31,     December 31,
                                                                                  1999            1998
                                                                                ---------     ------------
              15.75% Series B Senior Secured Notes due 2001,
                  net of unamortized discount of $15,449 and $17,374 ......     $ 217,415       $215,490
              Deferred interest on 15.75% Series B Senior Secured
                  Notes due 2001 ..........................................        34,602         24,985

              Liggett:
              Revolving credit facility ...................................         6,793          2,538
              Note payable ................................................         4,475

              BOL:
              Foreign credit facilities ...................................        19,737         11,600
              Notes payable ...............................................        25,475         28,057

              Other .......................................................           990          1,171
                                                                                ---------       --------

              Total notes payable, long-term debt and other obligations ...       309,487        283,841
              Less:
                  Current maturities ......................................        29,077         21,176
                                                                                ---------       --------
              Amount due after one year ...................................     $ 280,410       $262,665
                                                                                =========       ========


         15.75% Series B Senior Secured Notes Due 2001 - BGLS:

         On March 2, 1998, the Company entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together the "Apollo Holders"), who held approximately 41.8% of the $232,864 principal amount of the 15.75% Series B Senior Secured Notes (the "Notes") then outstanding. The Apollo Holders (and any transferees) agreed to defer the payment of interest on the Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the Notes on January 31, 2001 or upon an event of default under the Indenture for the Notes. In connection with the agreement, the Company pledged 50.1% of Western Tobacco to collateralize the Notes held by the Apollo Holders (and any transferees).

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

         On February 17, 1999, BGLS entered into an agreement with a third party to purchase, during the second quarter of 1999, approximately $31,139 principal amount of the Notes, originally held by the Apollo Holders and subject to the standstill agreement. The purchase price is 95% of the principal amount of the notes and the accrued interest thereon. Such purchase is contingent upon receipt by the Company of approximately $145,000 (in addition to the $150,000 option fee paid in December 1998) on terms substantially consistent with the transactions contemplated by the PM Agreements. (Refer to Note 2.)

         In April 1999, the Company agreed with a third party to purchase during the second quarter 1999, approximately $3,697 of the BGLS Notes. The purchase price is 98% of the principal amount of the notes and the accrued interest thereon. BGLS will fund both purchases with tax sharing payments from Liggett.

         The Notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and NV Holdings as well as a pledge of all of the New Valley securities held by BGLS and NV Holdings. The Notes Indenture contains certain covenants, which among other things, limit the ability of BGLS to make distributions to the Company to $6,000 per year ($12,000 if less than 50% of the Notes remain outstanding), limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The Notes may be redeemed, in whole or in part, through December 31, 1999, at a price of 101% of the principal amount and thereafter at 100%. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year.

         Revolving Credit Facility - Liggett:

         Liggett entered into the Facility for $40,000 with a syndicate of commercial lenders in 1994 which is collateralized by all inventories and receivables of Liggett. At March 31, 1999, $12,990 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bore a rate of 9.25% at March 31, 1999. The Facility requires Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended, imposes requirements with respect to Liggett's permitted maximum adjusted net worth (not to fall

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         below a deficit of $195,000 as computed in accordance with the agreement, this computation was $146,239 at March 31, 1999) and net working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $4,466 at March 31, 1999).

         Equipment Loan - Liggett:

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

         Foreign Loans:

         At March 31, 1999, Liggett-Ducat had various credit facilities under which approximately $19,700 was outstanding. One, for $10,000, expired in May 1999 but was extended for one year at an interest rate of 25%. The second, for $5,000, expires in December 1999. The interest rate is 20%. The remaining facilities, denominated in rubles (approximately $7,200 at the March 31, 1999 exchange rate), have terms of six - twelve months with interest rates of 52% - 55%. The facilities are collateralized by factory equipment and tobacco inventory.

         Notes Payable - BOL:

         In 1997, Western Tobacco entered into two contracts for the purchase of cigarette manufacturing equipment. A portion (85%) of both contracts is being financed with promissory notes. One contract is financed by ten half-year promissory notes payable at the rate of 6.71% per annum interest, with the first note due in May 1999. The outstanding balance on the contract is $13,677 at March 31, 1999. The second contract is financed by 60 monthly promissory notes payable at the rate of 7.5% interest. The first note was paid in December 1998. The outstanding balance at March 31, 1999 is $8,250. The Company also has a promissory note for $1,514 at March 31, 1999 covering deposits for equipment being purchased for the factory. The note is due March 31, 2000.

         On July 29, 1998, the Company borrowed $3,000, subsequently reduced to $2,034, from an unaffiliated third party with interest at 14% per annum. The note, which is due on August 1, 1999, is collateralized by factory equipment. Payments of $50 toward principal and interest are made monthly, with the remaining principal balance due at maturity.


8.       CONTINGENCIES

         TOBACCO-RELATED LITIGATION:

         Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into four categories: (i) smoking and health cases alleging personal injury brought on behalf of individual

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         smokers ("Individual Actions"); (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the three months ended March 31, 1999, Liggett incurred counsel fees and costs totaling approximately $1,568, compared to $1,342 for the comparable prior year period.

         Individual Actions. As of March 31, 1999, there were approximately 265 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 89 were pending in Florida, 91 in New York, 29 in Massachusetts and 19 in Texas. The balance of the individual cases were pending in 21 states. There are four individual cases pending where Liggett is the only named defendant.

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

         In February 1999, a state court jury in San Francisco awarded $51,500 in damages to a woman who claimed lung cancer from smoking Marlboro cigarettes made by PM. The award includes $1,500 in compensatory damages and $50,000 in punitive damages. The court subsequently reduced the punitive damages award to $25,000.

         In March 1999, a state court jury in Portland awarded $80,311 in damages to the family of a deceased smoker who smoked Marlboro made by PM. The award includes $79,500 in punitive damages.

         Class Actions. As of March 31, 1999, there were approximately 50 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al., have been settled by the Company, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      This case was brought by plaintiffs on behalf of all flight attendants that worked or are presently working for airlines based in the United States and who never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. In October 1997, the other major tobacco companies settled this matter, which settlement provides for a release of the Company and Liggett. In February 1998, the Circuit Court approved the settlement, which settlement was affirmed by the Third District Court of Appeals in March 1999.

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

      The extent of the impact of the Castano decision on tobacco-related class action litigation is still uncertain, although the decertification of the Castano class by the Fifth Circuit may preclude other federal courts from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The Castano decision has had to date, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in New York, Louisiana and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions pending in state court in Florida have also been certified, one of which, the Broin case, was settled in 1997. The Castano decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

      Class certification motions are pending in a number of putative class actions. Class certification has been denied or reversed in 13 actions while classes remain certified in two cases in Florida and Maryland. A number of class certification decisions are on appeal.

      Governmental Actions. As of March 31, 1999, there were approximately 20 Governmental Actions pending against Liggett. In these proceedings, the governmental entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         On January 19, 1999, at the State of the Union Address, President Clinton announced that the Department of Justice ("DOJ") was preparing a litigation plan to take the tobacco industry to court to recover monies that Medicare and other programs allegedly expended to treat smoking-related illnesses. The effects of this lawsuit cannot be predicted at this time; however, an adverse verdict could have a material adverse effect on the Company and Liggett.

         Third-Party Payor Actions. As of March 31, 1999, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago, and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation and violation of federal racketeering and antitrust laws as well as other claims. In January 1999, a federal judge in Seattle dismissed a Third-Party Payor Action brought by seven Blue Cross/Blue Shield Plans against the tobacco industry. The court ruled that the insurance providers did not have standing to bring the lawsuit. However, in February 1999, a federal judge in the Eastern District of New York denied pleas by the industry to dismiss the Third-Party Payor Action brought by 24 Blue Cross/Blue Shield Plans.

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

         In March 1996, March 1997 and March 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of a total of 45 states and territories. The settlements released the Company and Liggett from all tobacco-related claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

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

         The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, to date, in 42 states and territories.

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

         The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nations" protection for both the Company and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated. With respect to all non-economic obligations under the previous settlements, both the Company and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

         In March 1997, Liggett, the Company and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. In July 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement in Fletcher which agreement was preliminarily approved by the court in December 1998. A hearing on final approval of the settlement is scheduled for June 3, 1999; however, hearing dates are subject to change. Effectiveness of the

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         mandatory settlement is conditioned on final court approval of the settlement. There can be no assurance as to whether, or when, such court approval will be obtained. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. If the court issues a final order and judgment approving the settlement, such an order, the Company anticipates, would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in Fletcher encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and the Company.

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

         The Amchem decision's ultimate affect on the viability of both the Walker and Fletcher settlements remains uncertain given the Fifth Circuit's recent ruling reaffirming a limited fund class action settlement in In re Asbestos Litigation ("Ahearn"). In June 1997, the Supreme Court remanded Ahearn to the Fifth Circuit for consideration in light of Amchem. On remand, the Fifth Circuit made two decisive distinctions between Amchem and Ahearn. First, the Ahearn class action proceeded under Rule 23(b)(1) while Amchem was a Rule 23(b)(3) case, and second, in Ahearn, there was no allocation or difference in award, according to nature or severity of injury, as there was in Amchem. The Fifth Circuit concluded that all members of the class and all class representatives share common interests and none of the uncommon questions abounding in Amchem exist. In June 1998, the Supreme Court granted certiorari to review the Fifth Circuit decision.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         The Company previously accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlements and $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the MSA, $14,928 of net charges accrued for the prior settlements were reversed in 1998.

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

         Other Related Matters. A grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

         In March 1996, and in each of March, July, October and December 1997, the Company and/or Liggett received subpoenas from a Federal grand jury in connection with an investigation by the

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of: the health consequences of smoking cigarettes; the targeting of children by the industry; and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. The Company understands that the Eastern District Investigation and the DOJ Investigation essentially have been consolidated into one investigation conducted by the DOJ. The Company and Liggett are unable, at this time, to predict the outcome of this investigation.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


         LEGISLATION AND REGULATION:

         In 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. In July 1998, the court ruled that the EPA made procedural and scientific mistakes when it declared in its 1993 report that secondhand smoke caused as many as 3,000 cancer deaths a year among nonsmokers.

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

         In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The Fourth Circuit reversed the district court on appeal and in August 1998 held that the FDA cannot regulate tobacco products because Congress had not given them the authority to do so. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Governmental Actions settlements above. See also "Subsequent Events" below.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect; however, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

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

         Subsequent Events: In April 1999, the Supreme Court granted certiorari to review the Fourth Circuit's decision that the FDA does not have the authority to regulate access to, and labeling of, tobacco products.

         OTHER MATTERS:

         In March 1997, a shareholder derivative suit was filed against New Valley, as a nominal defendant, its directors and the Company in the Delaware Chancery Court, by a shareholder of New Valley. The suit alleges that New Valley's purchase in January 1997 of the BML shares from BOL constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks
         (i) a declaration that New Valley's directors breached their fiduciary duties, the Company aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations are without merit. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         In September 1998, a lawsuit was commenced against the Company, New Valley, certain officers, directors and shareholders and others in the United States District Court, Southern District of Texas, Houston Division. The defendants have moved to dismiss the case. The court, in the interim, has stayed all discovery.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


9.       SEGMENT INFORMATION

         The Company's business segment is tobacco with reportable segments being geographic, i.e., the United States and Russia. Information for the three months ended March 31, 1999 and 1998 follows:


                                                   United
                                                   States         Russia       Corporate
                                                  Tobacco        Tobacco       and Other        Total
                                                  --------       --------      ---------      ---------
          1999
          Net sales .......................       $ 86,047       $ 22,350       $     12      $ 108,409
          Operating income ................         20,069          1,302            774         22,145
          Identifiable assets .............         77,000        121,812         49,533        248,345
          Depreciation and amortization ...            855            798              3          1,656
          Capital expenditures ............          6,369         13,248                        19,617

          1998
          Net sales .......................       $ 65,626       $ 19,154       $     23      $  84,803
          Operating income (loss) .........          6,251          1,397           (105)         7,543
          Identifiable assets .............         69,241         50,048         15,144        134,433
          Depreciation and amortization ...          1,585            235             82          1,902
          Capital expenditures ............            353             42                           395

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

         For purposes of this discussion and other consolidated financial reporting, the Company's significant business segment is tobacco sold in the United States and Russia for the three months ended March 31, 1999 and March 31, 1998.


RECENT DEVELOPMENTS

         THE COMPANY AND LIGGETT

         Philip Morris Brand Transaction. On November 20, 1998, the Company and Liggett entered into a definitive agreement with PM which provided for PM to purchase options in an entity which will hold three cigarette brands, L&M, Chesterfield and Lark, held by Liggett's subsidiary, Eve. As contemplated by the agreement, Liggett and PM entered into the PM Agreements on January 12, 1999 to effectuate the transactions. (See Note 2 to the Company's Consolidated Financial Statements.)

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

         BOL

         Liggett-Ducat. Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow. Production at Liggett-Ducat's existing factory ceased in March 1999, with production scheduled to start at the new factory in mid-1999.

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

         Proposed Recapitalization Plan. New Valley intends to submit a proposed recapitalization plan to its stockholders at its 1999 annual meeting of stockholders. The recapitalization plan, if implemented, will have a significant effect on New Valley's and the Company's financial position and results of operations. (See Note 3 to the Company's Consolidated Financial Statements.)

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


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         Pricing Activity. List price increases initiated by the industry during 1998 amounted to $6.35 per carton. In 1998, Liggett announced list price increases of $.25 per carton in January, $.50 per carton in April, $.50 per carton in May, $.60 per carton in August and $4.50 per carton in December.

         Legislation, Regulation and Litigation. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 1999, there were approximately 270 individual suits, 50 purported class actions and 85 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such tobacco-related litigation. (See Part II, Item 1, "Legal Proceedings" and Note 8 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.)

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

         The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, to date, in 42 states and territories.

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

         The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nations" protection for both the Company and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated.

         In March 1997, Liggett, the Company and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. On July 2, 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement which was preliminarily approved by the court on December 8, 1998. A hearing on final approval of the settlement is scheduled for June 3, 1999; however, hearing dates are subject to change. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement. There can be no assurance as to whether, or when, such court approval will be obtained. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. If the court issues a final order and judgment approving the settlement, such an order, the Company anticipates, would preclude further prosecution by class members of tobacco-related claims against both Liggett and the Company. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released. As the class definition in Fletcher encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution tobacco-related claims against Liggett and the Company.

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


RESULTS OF OPERATIONS

                                          Revenues                 Operating Income
                                  -----------------------      ----------------------
                                    Three Months Ended           Three Months Ended
                                         March 31,                    March 31,
                                  -----------------------      ----------------------
                                    1999           1998          1999          1998
                                  ---------      --------      --------       -------


                  Liggett         $  86,047      $ 65,626      $ 20,069       $ 6,251

                  Liggett-Ducat      22,350        19,154         1,302         1,710

                  Other                  12            23           774          (418)
                                  ---------      --------      --------       -------

                  Total           $ 108,409      $ 84,803      $ 22,145       $ 7,543
                                  =========      ========      ========       =======


Three months ended March 31, 1999 compared to three months ended March 31, 1998.

         Revenues. Total revenues were $108,409 for the three months ended March 31, 1999 compared to $84,803 for the three months ended March 31, 1998. This 27.8% increase in revenues was primarily due to an increase in tobacco revenues at Liggett of $20,421 and at Liggett-Ducat of $3,196. Revenues at Liggett increased in both the premium and discount segments by 31.1% ($20,421) due to price increases of $30,497 (see "Recent Developments in the Cigarette Industry - Pricing Activity"), partially offset by an 14.2% decline in unit sales volume (approximately 178 million units), accounting for $9,337 in volume variance and an unfavorable product mix of $739. The decline in Liggett's sales volume was due to an overall decline in industry volume, certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the first quarter of 1999 amounted to $25,366 and represented 29.5% of total revenues, compared to $22,958 and 35.0% of total sales in the prior year period. In the premium segment, revenues grew by 10.5% ($2,408) for the three months ended March 31, 1999, compared to the prior year period, due to price increases of $8,202, which were partially offset by a 25.2% decline in unit sales volume (approximately 91 million units), accounting for $5,794 in volume variance.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the first three months of 1999 amounted to $60,681 and represented 70.5% of total revenues, compared to $42,668 and 65.0% of total sales for the year-ago first quarter. In the discount segment, revenues grew by 42.2% ($18,013) for the three months ended March 31, 1999 compared to the prior year period, due to price increases of $22,295, which were partially offset by a 9.8% decline in unit sales volume (approximately 87 million units), accounting for $4,169 in volume variance and an unfavorable product mix among the discount brand categories of $113.

         For the three months ended March 31, 1999, fixed manufacturing costs on a basis comparable to 1998 was $1,149 lower, although costs per thousand units increased by $0.09 per thousand.

         Net sales at Liggett-Ducat for the three months ended March 31, 1999 increased 14.9% ($3,196) to $22,350 over the same period in 1998 due primarily to an increase in unit sales volume of 38.8% (1,400 million units) accounting for a $7,425 volume variance and favorable product mix of $745 offset by unfavorable price effect of $4,974.

         Gross Profit. Consolidated gross profit was $66,982 for the three months ended March 31, 1999 compared to $43,147 for the three months ended March 31, 1998, an increase of $23,835 or 55.2% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $23,477 and an increase at Liggett-Ducat of $348 for the three months ended March 31, 1999 compared to the same period in the prior year.

         Gross profit at Liggett of $62,882 for the three months ended March 31, 1999 increased $23,477 from gross profit of $39,405 for the first quarter of 1998, due primarily to the price increases discussed above. (See "Recent Developments in the Cigarette Industry - Pricing Activity".) In 1999, Liggett's premium and discount brands contributed 28.62% and 65.26%, respectively, to the Company's overall gross profit. Over the same period in 1998, Liggett's premium and discount brands contributed 36.1% and 63.9%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 85.6% for the three months ended March 31, 1999 compared to 77.5% for the same period in 1998, with gross profit for the premium segment at 86.6% and 79.2%, respectively, in the first quarter of 1999 and 1998, respectively, and gross profit for the discount segment at 85.1% and 76.6% in 1999 and 1998, respectively. This increase is the result of the 1998 list price increases, a total of 63.5 cents per pack, and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased to 20.5% for the three months ended March 31, 1999 compared to 22.0% in the same period in 1998, primarily due to the devaluation of the ruble.

         Expenses. Selling, general and administrative expenses were $44,837 for the three months ended March 31, 1999 compared to $35,604 for the same period last year due to an increase in expenses at Liggett of $9,659 and an increase of $507 at Liggett-Ducat offset by lower corporate expense primarily due to lower pension expense. Operating, selling, general and administrative expenses at Liggett increased to $42,813 for the three months ended March 31, 1999 compared to $33,154 for the same period for the prior year. This increase in operating expenses was due primarily to higher spending for promotional and marketing programs of approximately $11,011, partially offset by a reduction in amortization of approximately $867 and the absence of system development costs in the current year quarter of $485. The increase at Liggett-Ducat of $507 was primarily due to increased marketing and depreciation expense.

         Other Income (Expense). Interest expense was $14,988 for the three months ended March 31, 1999 compared to $20,786 for the same period last year, a decrease of $5,798 primarily due to the redemption by Liggett of the Liggett Senior Secured Notes on December 28, 1998 and lower interest expense of approximately $800 at corporate. Net interest expense at Liggett decreased by $6,376 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This was offset by higher interest expense at BOL of $1,390 primarily due to increased interest rates on credit facilities in Russia.

         Equity in earnings of affiliate was a loss of $7,629 for the three months ended March 31, 1999 compared to a loss of $4,187 for the three months ended March 31, 1998 and relates in both periods to New Valley's net loss applicable to common shares of $23,801 and $18,675, respectively.

         For the three months ended March 31, 1999, interest expense and loss in equity of affiliate were offset by foreign currency gain of $2,270 and the recognition of deferred gain of

$7,050 relating to the expiration of the put obligation on Ducat III (the site of the old cigarette factory in Russia) in connection with the sale of the BrookeMil Ltd. common shares in 1997. The factory ceased operations in March 1999.

         Provision for Income Taxes. Income tax for the first quarter of 1999 was $1,729 compared to $931 for the first quarter of 1998. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and foreign taxes.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $1,877 and $172 for the three months ended March 31, 1999 and March 31, 1998, respectively. Net cash provided by operations for the three months ended March 31, 1999 was $2,571 compared to net cash used in operations of $25,984 for the comparable period of 1998. The increase of $28,555 in net cash provided by operating activities in 1999 over the prior year was primarily due to an increase in operating income at Liggett and a reduction in debt service, resulting from Liggett's bond redemption on December 28, 1998. In the 1998 period, cash was used in operations at BGLS and Liggett to make interest payments of approximately $29,600. In addition, there were also reductions in promotional expenses, taxes payable and other accrued liabilities, in total amount of $6,366, and an increase in inventories of $8,385. These items were partially offset by an increase in accounts payable of $4,842.

         Cash used in investing activities of $19,581 compares to cash provided of $822 for the periods ended March 31, 1999 and 1998, respectively. In 1999, capital expenditures for machinery and equipment at Liggett amounted to $6,369 while equipment and construction costs for the new factory amounted to $13,248 at Liggett-Ducat. In 1998, proceeds from sales of equipment and an investment of $1,295 were partially offset by capital expenditures of $395 at Liggett and BOL.

         Cash provided by financing activities was $15,452 and $24,911 for the three months ended March 31, 1999 and 1998, respectively. Proceeds in the 1999 period included net borrowings under revolving credit facilities at both Liggett and Liggett-Ducat of $12,667 and proceeds from equipment financing of $4,500. These proceeds were offset primarily by distributions on common stock of $1,358. Proceeds in the 1998 period included cash received from the sale of common stock and exercise of stock options, in total $9,796, proceeds from the participating loan made by Western Realty Ducat, and net borrowings under Liggett's revolving credit facility (the "Facility") of $5,162 partially offset by distributions on common stock of $900.

         Liggett. On December 28, 1998, Liggett redeemed the $144,891 principal amount of the Liggett Notes at 100% of the principal amount together with accrued interest. Proceeds of $150,000 from the purchase by PM of two options to purchase the Class A Interest and the Class B Interest in the LLC were used to fund the redemption.

         The closing of the exercise by PM of the Class A Option is scheduled for no later than June 10, 1999 (currently scheduled for May 24, 1999). Upon closing, Liggett will receive approximately $145,000 from the purchase of the Class A Interest and the distribution of the Loan proceeds by the LLC.

         Liggett has a $40,000 Facility expiring March 8, 2000, under which $6,793 was outstanding at March 31, 1999. Availability under the Facility was approximately $12,990 based on eligible collateral at March 31, 1999. The Facility is collateralized by all inventories and receivables of Liggett. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bear a rate of 9.25% at March 31, 1999. The Facility required Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 1999, Liggett was in compliance with all covenants under the Facility; Liggett's adjusted net worth deficiency and net working capital, as computed in accordance with the agreement, were $146,239 and $4,466, respectively.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which is collateralized by the equipment, is payable in 60 monthly installments of $56 including annual interest of 7.6% with a final payment of $2,550.

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

         The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to the claim or claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. (See "Recent Developments in the Cigarette Industry - Legislation, Regulation and Litigation" above and Note 8 to the Company's Consolidated Financial Statements.)

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

         BGLS. At March 31, 1999, BGLS had outstanding $232,864 principal amount of the BGLS Notes which mature on January 31, 2001. On March 5, 1998, BGLS entered into the Standstill Agreement whereby the Apollo Holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS has deferred a total of $34,602 of interest as of March 31, 1999.

         On February 17, 1999, BGLS entered into an agreement with a third party to purchase, during the second quarter of 1999, approximately $31,139 principal amount of the BGLS Notes, originally held by the Apollo Holders and subject to the Standstill Agreement. The purchase price is 95% of the principal amount of the notes and the accrued interest thereon. The purchase is contingent upon receipt by the Company of approximately an additional $145,000 (in addition to the $150,000 option fee paid in December 1998) on terms substantially consistent with the transactions contemplated by the PM Agreements.

         In April 1999, the Company agreed with a third party to purchase during the second quarter 1999, approximately $3,697 of the BGLS Notes. The purchase price is 98% of the principal amount of the notes and the accrued interest thereon. BGLS will fund both purchases with tax sharing payments from Liggett.

         BOL. Liggett-Ducat is currently completing construction of a new cigarette factory on the outskirts of Moscow which is currently scheduled to be operational in June 1999. The new factory, which will utilize Western cigarette making technology and have a capacity of in excess of 30 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, holds BOL's interest in Liggett-Ducat and the new factory. In addition, BOL has entered into promissory notes for equipment purchases which have a liability of approximately $23,500 at March 31, 1999. The Company is a guarantor on purchases for which the remaining obligation is approximately $8,500. The remaining costs for construction and equipment for the new factory are being financed by loans from Russian banks and approximately $12,000 of loans from BOL made during the first half of 1999.

         The Company. The Company has substantial near-term consolidated debt service requirements, with aggregate required principal payments of approximately $297,000 due in the years 1999 through 2001. The Company believes that it will continue to meet its liquidity requirements through 1999, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At March 31, 1999, the remaining amount available through December 31, 1999 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $15,472. Company expenditures (exclusive of Liggett and Liggett-Ducat) in 1999 for current operations include cash interest expense of approximately $21,350 (excluding accrued interest due on the BGLS Notes discussed above that BGLS has contingently agreed to repurchase), dividends on the Company's shares (currently at an annual rate of approximately $6,300) and corporate expenses. The Company anticipates funding its 1999 expenditures for current operations with public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


MARKET RISK

         The Company is principally exposed to market risks from fluctuations in interest rates, foreign currency exchange rates and equity prices. The Company seeks to minimize these risks through its regular operating and financing activities and its long-term investment strategy.

         Equity Price Risk. The Company holds investment securities available for sale with a fair market value of $54,407 at March 31, 1999. These securities represent an investment in New Valley Class A Preferred Shares, Class B Preferred Shares and Common Shares which the Company carries on its balance sheet at zero.

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

         Russia. Liggett-Ducat's and Western Tobacco's operations are conducted in Russia. During 1998 and continuing into 1999, the economy of the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The Company seeks to minimize such risks by reducing its cash exposure when appropriate. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of Liggett-Ducat and Western Tobacco may be significantly affected by these factors for the foreseeable future.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency. The Indenture for BGLS' Series B Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. The failure of the Company or its significant suppliers and customers to adequately address the "Year 2000" issue could result in misstatement of reported financial information or could adversely affect its business. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2.  Changes in Securities and Use of Proceeds

         No securities of the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), have been issued or sold by the Company during the three months ended March 31, 1999.

Item 3.  Defaults Upon Senior Securities

         As of March 31, 1999, New Valley Corporation, the Companies' affiliate, had the following respective accrued and unpaid dividend arrearages on its 1,071,462 outstanding shares of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Shares") and 2,790,776 outstanding shares of $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Shares): (1) $234.6 million or $218.94 per Class A Share; and (2) $172.9 million or $61.96 per Class B Share.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

         27.1         Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

         27.2         BGLS Inc.'s Financial Data Schedule (for SEC use only).

         99.1         Material Legal Proceedings.

         99.2         Liggett Group Inc.'s Interim Consolidated Financial
                      Statements for the quarterly periods ended March 31, 1999 and 1998.

         99.3         New Valley Corporation's Interim Consolidated
                      Financial Statements for the quarterly periods ended
                      March 31, 1999 and 1998.

         99.4         Brooke (Overseas) Ltd.'s Interim Consolidated
                      Financial Statements for the quarterly periods ended
                      March 31, 1999 and 1998.

         99.5         New Valley Holdings, Inc.'s Interim Consolidated
                      Financial Statements for the quarterly periods ended
                      March 31, 1999 and 1998.

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

Date: May 14, 1999






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

Date: May 14, 1999