Form 10-Q
period 1999-06-30
BROOKE GROUP LTD; BGLS INC
filed 1999-08-16
CIK 59440, 927388

===============================================================================



                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q

                                  ------------


         JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                ------------

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

                                ------------

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At August 13, 1999 Brooke Group Ltd. had 20,943,730 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

===============================================================================

                               BROOKE GROUP LTD.
                                   BGLS INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:

   Brooke Group Ltd. Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998.............................................................................        2

   BGLS Inc. Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.....................        3

   Brooke Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 1999 and June 30, 1998.........................................................        4

   BGLS Inc. Consolidated Statements of Operations for the three and six months ended
         June 30, 1999 and June 30, 1998...............................................................        5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
         months ended June 30, 1999....................................................................        6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the six months
         ended June 30, 1999...........................................................................        7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and June 30, 1998...............................................................        8

   BGLS Inc. Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and June 30, 1998...............................................................        9

   Notes to Consolidated Financial Statements..........................................................       10

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................       31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................       43

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................       44

Item 2. Changes in Securities and Use of Proceeds......................................................       44

Item 3. Defaults Upon Senior Securities................................................................       44

Item 6. Exhibits and Reports on Form 8-K...............................................................       44

SIGNATURES.............................................................................................       46


Item 1.  Consolidated Financial Statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                    June 30,        December 31,
                                                                                      1999              1998
                                                                                  -----------       -------------
ASSETS:

Current assets:
  Cash and cash equivalents.................................................        $   8,368         $   7,396
  Receivables from clearing brokers.........................................           13,427
  Investment securities available for sale..................................           48,114
  Trading securities owned..................................................           11,695
  Accounts receivable - trade...............................................           12,366            15,160
  Other receivables.........................................................            2,200               924
  Inventories...............................................................           46,421            36,316
  Restricted assets.........................................................            3,266
  Deferred income taxes.....................................................           87,983            59,613
  Other current assets......................................................            8,608             3,151
                                                                                    ---------         ---------
    Total current assets....................................................          242,448           122,560

Property, plant and equipment, net..........................................          132,603            93,504
Investment in real estate, net..............................................           92,887
Long-term investments, net..................................................            5,762
Investment in joint venture.................................................           49,466
Restricted assets...........................................................            8,310
Other assets................................................................           19,056            12,918
                                                                                    ---------         ---------
    Total assets............................................................        $ 550,532         $ 228,982
                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt.......................        $  34,257         $  21,176
  Margin loan payable.......................................................            4,853
  Accounts payable..........................................................           28,680            13,880
  Cash overdraft............................................................            1,250                77
  Securities sold, not yet purchased........................................            2,979
  Accrued promotional expenses..............................................           18,750            23,760
  Accrued taxes payable.....................................................           49,181            14,854
  Accrued interest..........................................................            9,389            17,189
  Proceeds received for options.............................................                            150,000
  Other accrued liabilities.................................................           59,818            32,505
                                                                                    ---------         ---------
    Total current liabilities...............................................          209,157           273,441

Notes payable, long-term debt and other obligations, less current portion...          191,193           262,665

Noncurrent employee benefits................................................           20,874            21,701
Deferred income taxes.......................................................          132,982
Other liabilities...........................................................           68,366            65,350
Minority interests..........................................................           51,793

Commitments and contingencies...............................................

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares..
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 26,498,043 shares, outstanding
     20,943,730 shares......................................................            2,094             2,094
  Additional paid-in capital................................................          194,788           124,120
  Deficit...................................................................         (288,621)         (512,182)
  Accumulated other comprehensive income....................................              (12)           24,774
  Other.....................................................................           (4,609)           (5,508)
  Less:  5,554,313 shares of common stock in treasury, at cost..............          (27,473)          (27,473)
                                                                                    ---------         ---------
      Total stockholders' deficit...........................................         (123,833)         (394,175)
                                                                                    ---------         ---------
      Total liabilities and stockholders' equity (deficit)..................        $ 550,532         $ 228,982
                                                                                    =========         =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                     June 30,        December 31,
                                                                                       1999              1998
                                                                                    ----------       ------------
ASSETS:

Current assets:
  Cash and cash equivalents.................................................         $   8,368        $   7,396
  Receivables from clearing brokers.........................................            13,427
  Investment securities available for sale..................................            48,114
  Trading securities owned..................................................            11,695
  Accounts receivable - trade...............................................            12,366           15,160
  Other receivables.........................................................             2,098              755
  Inventories...............................................................            46,421           36,316
  Restricted assets.........................................................             3,266
  Deferred income taxes.....................................................            87,983           59,613
  Other current assets......................................................             8,187            2,946
                                                                                     ---------        ---------
      Total current assets..................................................           241,925          122,186

Property, plant and equipment, net..........................................           132,584           93,481
Investment in real estate, net..............................................            92,887
Long-term investments, net..................................................             5,762
Investment in joint venture.................................................            49,466
Restricted assets...........................................................             8,310
Other assets................................................................            17,929           11,729
                                                                                     ---------        ---------
      Total assets..........................................................         $ 548,863        $ 227,396
                                                                                     =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt.......................         $  33,829        $  20,955
  Margin loan payable.......................................................             4,853
  Accounts payable..........................................................            28,555           13,746
  Cash overdraft............................................................             1,243               63
  Securities sold, not yet purchased........................................             2,979
  Due to parent.............................................................            32,543           32,394
  Accrued promotional expenses..............................................            18,750           23,760
  Accrued taxes payable.....................................................            49,181           14,854
  Accrued interest..........................................................             9,389           17,188
  Proceeds received from options............................................                            150,000
  Other accrued liabilities.................................................            58,828           31,556
                                                                                     ---------        ---------
      Total current liabilities.............................................           240,150          304,516

Notes payable, long-term debt and other obligations, less current portion...           191,193          262,665

Noncurrent employee benefits................................................            20,874           21,701
Deferred income taxes.......................................................           132,982
Other liabilities...........................................................            70,744           69,216
Minority interests..........................................................            51,793

Commitments and contingencies...............................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding..................................................
  Additional paid-in capital................................................           143,207           69,297
  Deficit...................................................................          (302,068)        (524,773)
  Accumulated other comprehensive income....................................               (12)          24,774
                                                                                     ---------        ---------
      Total stockholder's deficit...........................................          (158,873)        (430,702)
                                                                                     ---------        ---------
      Total liabilities and stockholder's equity (deficit)..................         $ 548,863        $ 227,396
                                                                                     =========        =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    Three Months Ended                      Six Months Ended
                                                              ------------------------------        ------------------------------
                                                                June 30,          June 30,          June 30,            June 30,
                                                                  1999              1998              1999                1998
                                                              ------------       -----------        -------------     -------------

Revenues:
  Tobacco* ................................................   $    109,265       $    111,262       $    217,662       $    196,065
  Broker-dealer transactions ..............................          5,876                                 5,876
  Real estate leasing .....................................            754                                   754
                                                              ------------       ------------       ------------       ------------
    Total revenues ........................................        115,895            111,262            224,292            196,065

Expenses:
  Cost of goods sold* .....................................         40,098             51,680             81,525             93,336
  Operating, selling, administrative and general expenses .         62,199             46,643            107,036             82,126
                                                              ------------       ------------       ------------       ------------
    Operating income ......................................         13,598             12,939             35,731             20,603

Other income (expenses):
  Interest and dividend income ............................            672                185                732                250
  Interest expense ........................................        (12,073)           (19,637)           (27,061)           (40,423)
  Equity in loss of affiliate .............................         (1,569)            (7,261)            (9,198)           (11,448)
  Recognition of deferred gain on sale of assets ..........                                                7,050
  Loss in joint venture ...................................           (790)                                 (790)
  Gain on sale of investments, net ........................            327                                   327
  Sale of assets ..........................................          3,984                468              4,125              1,318
  Gain on brand transaction ...............................        294,287                               294,287
  Other, net ..............................................            405             (1,079)             2,921               (998)
                                                              ------------       ------------       ------------       ------------

Income (loss) from continuing operations before provision
    for income taxes and minority interests ................       298,841            (14,385)           308,124            (30,698)
  Provision for income taxes ..............................         81,645                381             83,374              1,312
  Minority interests ......................................          1,382                                 1,382
                                                              ------------       ------------       ------------       ------------
Income (loss) from continuing operations ..................        215,814            (14,766)           223,368            (32,010)

Gain on discontinued operations in equity investee,
  net of taxes.............................................                                                1,249

Loss on extraordinary items, net of taxes .................         (1,056)                               (1,056)
                                                              ------------       ------------       ------------       ------------
Net income (loss) .........................................   $    214,758       $    (14,766)      $    223,561       $    (32,010)
                                                              ============       ============       ============       ============
Per basic common share:

  Income (loss) from continuing operations ................   $      10.30       $      (0.72)      $      10.67       $      (1.60)
                                                              ============       ============       ============       ============
  Income from discontinued operations .....................                                         $       0.06
                                                                                                    ============
  Loss from extraordinary items ...........................   $      (0.05)                         $      (0.05)
                                                              ============                          ============
  Net income (loss) applicable to common shares ...........   $      10.25       $      (0.72)      $      10.68       $      (1.60)
                                                              ============       ============       ============       ============
Basic weighted average common shares outstanding ..........     20,943,730         20,444,353         20,943,730         19,957,412
                                                              ============       ============       ============       ============

Per diluted common share:

  Income (loss) from continuing operations ................   $       8.25       $      (0.72)      $       8.56       $      (1.60)
                                                              ============       ============       ============       ============
  Income from discontinued operations .....................                                         $       0.05
                                                                                                    ============
  Loss from extraordinary items ...........................   $      (0.04)                         $      (0.04)
                                                              ============                          ============
  Net income (loss) applicable to common shares ...........   $       8.21       $      (0.72)      $       8.57       $      (1.60)
                                                              ============       ============       ============       ============

Diluted weighted average common shares outstanding ........     26,167,956         20,444,353         26,094,156         19,957,412
                                                              ============       ============       ============       ============

-----------------------
* Tobacco revenues and Cost of goods sold include excise taxes of $14,718, $22,427, $28,756 and $40,345, respectively.


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                  ------------------------------ -------------------------------
                                                                       Three Months Ended               Six Months Ended
                                                                  ------------------------------ -------------------------------
                                                                     June 30,       June 30,        June 30,        June 30,
                                                                       1999           1998            1999            1998
                                                                  --------------- -------------- --------------- ---------------
Revenues:
  Tobacco*..................................................           $109,265        $111,262       $217,662        $196,065
  Broker dealer transactions................................              5,876                          5,876
  Real estate leasing.......................................                754                            754
                                                                       --------        --------       --------        --------
    Total revenues..........................................            115,895         111,262        224,292         196,065

Expenses:
  Cost of goods sold*.......................................             40,098          51,680         81,525          93,336
  Operating, selling, administrative and general expenses...             62,050          45,426        106,485          80,797
                                                                       --------        --------       --------        --------
    Operating income........................................             13,747          14,156         36,282          21,932

Other income (expenses):
  Interest and dividend income..............................                670              63            730             119
  Interest expense..........................................            (13,406)        (20,738)       (29,650)        (42,562)
  Equity in loss of affiliate...............................             (1,569)         (7,261)        (9,198)        (11,448)
  Recognition of deferred gain on sale of assets............                                             8,264
  Loss in joint venture.....................................               (790)                          (790)
  Gain on sale of investments, net..........................                327                            327
  Sale of assets............................................              3,984             468          4,125           1,318
  Gain on brand transaction.................................            294,287                        294,287
  Other, net................................................                405          (1,079)         2,891          (1,001)
                                                                       --------        --------       --------        --------
Income (loss) from continuing operations before provision
    for income taxes and minority interests.................            297,655         (14,391)       307,268         (31,642)
  Provision for income taxes................................             81,645             381         83,374           1,312
  Minority interests........................................              1,382                          1,382
                                                                       --------        --------       --------        --------
Income (loss) from continuing operations....................            214,628         (14,772)       222,512         (32,954)

Gain on discontinued operations in equity investee..........                                             1,249

Loss on extraordinary items, net of taxes...................             (1,056)                        (1,056)
                                                                       --------        --------       --------        --------
Net income (loss)...........................................           $213,572       $ (14,772)      $222,705       $ (32,954)
                                                                       ========       =========       ========       =========


----------------
* Tobacco revenues and cost of goods sold include excise taxes of $14,718, $22,427, $28,756 and $40,345, respectively.




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                                            Accumulated
                                                                                                               Other
                                            Common Stock       Additional                                     Compre-
                                         -------------------    Paid-In               Treasury                hensive
                                           Shares    Amount     Capital    Deficit     Stock       Other       Income     Total
                                         ----------  ------    --------   ---------   ---------   --------   ----------  --------

Balance, December 31, 1998.............. 20,943,730  $2,094    $124,120   $(512,182)  $(27,473)   $(5,508)    $ 24,774   $(394,175)
Net income..............................                                    223,561                                        223,561
  Unrealized loss on investment
    securities............                                                                                        (139)       (139)
  Effect of New Valley recapitalization
    on other comprehensive income.......                                                                       (24,647)    (24,647)
                                                                                                                          --------
     Total other comprehensive loss.....                                                                                   (24,786)
                                                                                                                          --------
Total comprehensive income..............                                                                                   198,775
                                                                                                                          --------

Recapitalization of New Valley..........                         72,926                                                     72,926

Distributions on common stock...........                         (3,104)                                                    (3,104)
Amortization of deferred
  compensation..........................                            846                               899                    1,745
                                         ----------  ------    --------   ---------   --------    -------     --------   ---------
Balance, June 30, 1999.................. 20,943,730  $2,094    $194,788   $(288,621)  $(27,473)   $(4,609)    $    (12)  $(123,833)
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

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                     Accumulated
                                                         Common Stock       Additional                  Other
                                                     -------------------     Paid-In                 Comprehensive
                                                       Shares     Amount      Capital      Deficit       Income         Total
                                                     ----------- -------    ----------    ---------   -------------   ---------
Balance, December 31, 1998...........................    100      $          $ 69,297     $(524,773)    $ 24,774      $(430,702)
Net income...........................................                                       222,705                     222,705
  Unrealized loss on investment securities...........                                                       (139)          (139)
  Effect of New Valley recapitalization on other
    comprehensive income.............................                                                    (24,647)       (24,647)
                                                                                                                       --------
    Total other comprehensive loss...................                                                                   (24,786)
                                                                                                                       --------
Total comprehensive income...........................                                                                   197,919
                                                                                                                       --------

Recapitalization of New Valley.......................                          72,926                                    72,926

Amortization of deferred compensation................                             984                                       984
                                                         ---      -----      --------     ---------     --------      ---------
Balance, June 30, 1999...............................    100      $          $143,207     $(302,068)    $    (12)     $(158,873)
                                                         ---      -----      --------     ---------     --------      ---------


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                     --------------------------
                                                                                     June 30,          June 30,
                                                                                       1999              1998
                                                                                     ---------        ----------
Net cash provided by (used in) operating activities.........................         $  12,116        $ (17,409)
                                                                                     ---------        ---------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................             5,214            1,686
  Proceeds from brand transaction...........................................           145,000
  Sale or maturity of investment securities.................................               491
  Purchase of investment securities.........................................            (2,529)
  Sale or liquidation of long-term investments..............................               217
  Purchase of real estate...................................................              (338)
  Payment of prepetition claims.............................................               (23)
  Capital expenditures......................................................           (37,864)          (7,138)
                                                                                     ---------        ---------
Net cash provided by (used in) investing activities.........................           110,168           (5,452)
                                                                                     ---------        ---------
Cash flows from financing activities:
  Proceeds from debt........................................................             4,976
  Repayments of debt........................................................          (142,906)          (1,068)
  Borrowings under revolver.................................................           163,978          133,671
  Repayments on revolver....................................................          (152,599)        (129,464)
  Effect of New Valley recapitalization.....................................             9,055
  Decrease in margin loan payable...........................................            (1,147)
  Decrease (increase) in cash overdraft.....................................             1,173             (824)
  Distributions on common stock.............................................            (3,210)          (3,055)
  Proceeds from participating loan..........................................                             20,000
  Issuance of common stock..................................................                             10,144
                                                                                     ---------        ---------
Net cash (used in) provided by financing activities.........................          (120,680)          29,404
                                                                                     ---------        ---------

Effect of exchange rate changes on cash and cash equivalents................              (632)              84
Net increase in cash and cash equivalents...................................               972            6,627
Cash and cash equivalents, beginning of period..............................             7,396            4,749
                                                                                     ---------        ---------
Cash and cash equivalents, end of period....................................         $   8,368        $  11,376
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

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                  --------------------------
                                                                                     June 30,       June 30,
                                                                                       1999           1998
                                                                                  ----------       ----------
Net cash provided by (used in) operating activities.........................      $    9,327       $ (10,298)
                                                                                  ----------       ---------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................           5,214           1,686
  Proceeds from brand transaction...........................................         145,000
  Sale or maturity of investment securities.................................             491
  Purchase of investment securities.........................................          (2,529)
  Sale or liquidation of long-term investments..............................             217
  Purchase of real estate...................................................            (338)
  Payment of prepetition claims.............................................             (23)
  Capital expenditures......................................................         (37,864)         (7,138)
                                                                                  ----------       ---------
Net cash provided by (used in) investing activities.........................         110,168          (5,452)
                                                                                  ----------       ---------
Cash flows from financing activities:
  Proceeds from debt........................................................           4,500
  Repayments of debt........................................................        (142,858)         (1,023)
  Borrowings under revolver.................................................         163,978         133,671
  Repayments on revolver....................................................        (152,599)       (129,464)
  Effect of New Valley recapitalization.....................................           9,055
  Decrease in margin loan payable...........................................          (1,147)
  Decrease (increase) in cash overdraft.....................................           1,180            (891)
  Proceeds from participating loan..........................................                          20,000
                                                                                  ----------       ---------
Net cash (used in) provided by financing activities.........................        (117,891)         22,293
                                                                                  ----------       ---------
Effect of exchange rate changes on cash and cash equivalents................            (632)             84
Net increase in cash and cash equivalents...................................             972           6,627
Cash and cash equivalents, beginning of period..............................           7,396           4,749
                                                                                  ----------       ---------
Cash and cash equivalents, end of period....................................      $    8,368       $  11,376
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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1.    PRINCIPLES OF REPORTING

      The consolidated financial statements of Brooke Group Ltd. (the "Company") include the consolidated statements of its wholly-owned subsidiary, BGLS Inc. ("BGLS"). The consolidated statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. (See Note 3.) All significant intercompany balances and transactions have been eliminated.

      Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Liggett-Ducat is engaged in the manufacture and sale of cigarettes in Russia. New Valley is engaged in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc., in the real estate development business in Russia, in the ownership and management of commercial real estate in the United States and in the acquisition of operating companies.

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

      RISKS AND UNCERTAINTIES:

      In 1998, the Russian Federation entered a period of economic instability which has continued in 1999. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The Company's Russian operations may be significantly affected by these factors for the foreseeable future.

      USE OF ESTIMATES:

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


      RECLASSIFICATIONS:

      Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

      PROVISION FOR INCOME TAXES:

      The effective tax rate does not bear a customary relationship to pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and foreign taxes.

      EARNINGS PER SHARE:

      For the three and six months ended June 30, 1999, basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and warrants (both vested and non-vested). For the three and six months ended June 30, 1998, stock options and warrants (both vested and non-vested) were excluded from the calculation of diluted per share results because their effect was accretive.

      COMPREHENSIVE INCOME:

      Comprehensive income is a component of stockholders' equity and includes the Company's net income and other comprehensive income, unrealized gains and losses on investment securities and minimum pension liability adjustments. For the six months ended June 30, 1999, total comprehensive income was $198,775. For the six months ended June 30, 1998, the total comprehensive loss was $21,505.


2.    PHILIP MORRIS BRAND TRANSACTION

      On November 20, 1998, the Company and Liggett granted Philip Morris Incorporated options to purchase interests in Trademarks LLC which holds three cigarette brands, L&M, Chesterfield and Lark, formerly held by Liggett's subsidiary, Eve Holdings Inc.

      Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of Trademarks' interests, the Class A Voting Interest and the Class B Redeemable Nonvoting Interest. Philip Morris acquired two options to purchase the interests from Eve. On December 2, 1998, Philip Morris paid Eve a total of $150,000 for the options, $5,000 for the option for the Class A interest and $145,000 for the option for the Class B interest. Liggett used the payments to fund the redemption of Liggett's Senior Secured Notes on December 28, 1998.

      The Class A option entitled Philip Morris to purchase the Class A interest for $10,100. On March 19, 1999, Philip Morris exercised the Class A option, and the closing occurred on May 24, 1999.

      The Class B option entitles Philip Morris to purchase the Class B interest for $139,900. The Class B option will be exercisable during the 90-day period beginning on December 2, 2008, with Philip Morris being entitled to extend the 90-day period for up to an additional six months under certain circumstances. The Class B interest will also be redeemable by Trademarks for $139,900 during the same period the Class B option may be exercised.

      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The proceeds of the loan and the exercise of the Class A option were used to retire a portion of BGLS' 15.75% Senior Secured Notes. (Refer to Note 10.)

      Trademarks has granted Philip Morris an exclusive license of the three brands for an 11-year term expiring May 24, 2010 at an annual royalty based on sales of cigarettes under the brands, subject to a minimum annual royalty payment equal to the annual debt service obligation on the loan plus $1,000.

      If Philip Morris fails to exercise the Class B option, Eve will have an option to put its Class B interest to Philip Morris, or Philip Morris' designees, at a put price that is $5,000 less than the exercise price of the Class B option (and includes Philip Morris' obtaining Eve's release from its loan guarantee). The Eve put option is exercisable at any time during the 90-day period beginning March 2, 2010.

      If the Class B option, Trademarks' redemption right and the Eve put option expire unexercised, the holder of the Class B interest will be entitled to convert the Class B interest, at its election, into a Class A interest with the same rights to share in future profits and losses, the same voting power and the same claim to capital as the entire existing outstanding Class A interest, i.e., a 50% interest in Trademarks.

      The $150,000 in proceeds received from the sale of the Class A and B options was presented as a liability on the consolidated balance sheet until the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999. Upon closing, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,287 in its consolidated financial statements to the extent of the total cash proceeds received from the payment of the option fees, the exercise of the Class A option and the distribution of the loan proceeds.


3.    NEW VALLEY CORPORATION

      Until May 31, 1999, the Company was an equity investor in New Valley. The Class A Senior Preferred Shares and the Class B Preferred Shares of New Valley that the Company owned were accounted for as debt and equity securities, respectively, pursuant to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and were classified as available-for-sale. The Common Shares were accounted for pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock".

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Summarized financial information for New Valley for the periods ended May 31, 1999 and June 30, 1998 follows:


                                                              Five Months Ended  Six Months Ended
                                                                May 31, 1999      June 30, 1998
                                                              ----------------- ----------------
                    Revenues .................................    $ 39,452          $ 59,112
                    Costs and expenses........................      50,659            66,969
                    Loss from continuing operations...........     (10,668)           (6,719)
                    Gain from discontinued operations.........       4,100               880
                    Net loss applicable to common shares(A)...     (44,327)          (44,429)


           (A) Considers all preferred accrued dividends, whether or not declared.

      Recapitalization. On June 4, 1999, following approval by New Valley's stockholders, New Valley consummated a plan of recapitalization. Pursuant to the plan of recapitalization:

           o each Class A Senior Preferred Share was reclassified into 20 Common Shares and one Warrant to purchase a Common Share at $12.50 per share exerciseable for five years,

           o each Class B Preferred Share was reclassified into 1/3 of a Common Share and five Warrants, and

           o each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

      The recapitalization had a significant effect on the Company's financial position and results of operations. The recapitalization resulted in the elimination of the existing redeemable preferred shares of New Valley and the on-going dividend accruals thereon, as well as the redemption obligation for the Series A Senior Preferred Shares in January 2003. The Company increased its ownership of the outstanding Common Shares of New Valley from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. As a result of the increase in ownership, New Valley became a consolidated subsidiary of the Company as of June 1, 1999. In addition, the Company's equity in New Valley increased by $59,263 which, presented net of tax, is $38,331.

      In connection with the sale by BOL of the common shares of BrookeMil
      Ltd. ("BML") to New Valley in 1997, a portion of the gain was deferred in recognition of the fact that the Company retained an interest in BML through its 42% equity ownership of New Valley prior to recapitalization and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BML, which was used by Liggett-Ducat for its cigarette factory operation) was subject to a put option held by New Valley. The option expired when Liggett-Ducat ceased factory operations at the site in March 1999. The Company recognized that portion of the deferred gain, $7,050, in March 1999.

      Subsequent Event. In July 1999, New Valley agreed to sell five of its shopping centers for an aggregate purchase price of $46,100 (before closing adjustments and expenses) including the assumption of $35,000 of mortgage financing. Closing of the sale is subject to completion of due diligence and other customary conditions.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


4.    PRO FORMA EFFECTS OF BRAND TRANSACTION AND NEW VALLEY RECAPITALIZATION

      The following table presents unaudited pro forma results of operations as if the brand transaction and New Valley's recapitalization had occurred immediately prior to January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                                                    Year Ended            Six Months Ended
                                                                 December 31, 1998          June 30, 1999
                                                                 -----------------        ----------------

               Revenues.................................             $467,564                  $241,743
                                                                     ========                  ========
               Operating income.........................             $ 23,658                  $ 15,367
                                                                     ========                  ========
               Income from continuing operations........             $  6,970                  $  5,734
                                                                     ========                  ========
               Net income...............................             $ 11,235                  $  6,246
                                                                     ========                  ========
               Net income per common share:
                   Basic................................             $   0.55                  $   0.30
                                                                     ========                  ========
                   Diluted..............................             $   0.45                  $   0.24
                                                                     ========                  ========


5.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment commitment of $40,000, of which $38,494 had been funded through June 30, 1999, together with a 15% annual rate of return. New Valley will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Ducat is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Ducat generally require the unanimous consent of the Board of Managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

      New Valley recorded its basis in the investment in Western Realty Ducat in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty Ducat. New Valley recognizes losses in its investment in Western Realty Ducat to the extent that cumulative earnings of Western Realty Ducat are not sufficient to satisfy Apollo's preferred return.

      Summarized balance sheet information as of June 30, 1999 for Western Realty Ducat follows:

                                                        June 30, 1999
                                                        -------------
          Current assets.......................          $    4,873
          Participating loan receivable........              32,242
          Real estate, net.....................              85,910
          Furniture and fixtures, net..........                 169
          Noncurrent assets....................                 450
          Goodwill, net........................               6,398
          Notes payable - current..............               5,938
          Current liabilities..................               5,940
          Notes payable - long-term............              11,561
          Long-term liabilities................                 759
          Members' equity......................             105,844

      Western Realty Ducat has made a $30,000 participating loan to Western Tobacco Investments LLC ("Western Tobacco), which holds BOL's interest in Liggett-Ducat and the new factory constructed by Liggett-Ducat. (Refer to Note 10 for information concerning a pledge of interests in Western Tobacco.) The loan bears no fixed interest and is payable only out of 30% of distributions made by Western Tobacco to BOL. After the prior payment of debt service on loans to finance the construction of the new factory, 30% of distributions from Western Tobacco to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of Western Tobacco. For the three and six months ended June 30, 1999, a preference requirement equal to 30% of Western Tobacco's net (loss) income of $(741) and $261, respectively, has been charged to interest expense. The loan is classified in other long-term liabilities on the consolidated balance sheet at June 30, 1999.

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin LLC to make a loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BML is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin sites. In May 1999, BML acquired an additional 48% interest in the second Kremlin site and the related land lease rights. BML owned 95.9% of one site and 100% of the other site at June 30, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $6,250, together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Through June 30, 1999, Western Realty Repin has advanced $25,000, of which $18,773 was funded by Apollo, under the Western Realty Repin loan. The loan is classified in other long-term obligations on the consolidated balance sheet at June 30, 1999. The loan bears no fixed interest and is payable only out of 100% of the distributions by the entities owning the Kremlin sites to BML. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

      As of June 30, 1999, BML had invested $29,940 in the Kremlin sites and held $2,852, in cash, which was restricted for future investment. In acquiring its interest in one of the Kremlin sites, BML agreed with the City of Moscow to invest an additional $6,000 in 1999 (which has been funded) and $22,000 in 2000 in the development of the property. Failure to make the required investment could result in forfeiture of 34.8% interest in the site.

      The development of Ducat Place III and the Kremlin Sites will require significant amounts of debt and other financing. New Valley is considering potential financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin sites.


6.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income. Investment securities available for sale totaling $48,114 at June 30, 1999 is comprised of marketable equity securities and warrants of $46,109 and notes receivable of $2,005.


7.    INVENTORIES

      Inventories consist of:

                                                      June 30,     December 31,
                                                       1999            1998
                                                      --------     -----------

Leaf tobacco....................................      $16,139        $13,882
Other raw materials.............................       10,871          4,629
Work-in-process.................................        3,315          2,001
Finished goods..................................       16,544         15,446
Replacement parts and supplies..................        4,556          4,130
                                                      -------        -------
Inventories at current cost.....................       51,425         40,088
LIFO adjustments................................       (5,004)        (3,772)
                                                      -------        -------
                                                      $46,421        $36,316
                                                      =======        =======

      At June 30, 1999, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $5,123 and $34,870, respectively.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


8.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                 June 30,         December 31,
                                                   1999              1998
                                                 --------         -----------

          Land and improvements................  $    416          $    412
          Buildings............................     5,852             5,823
          Machinery and equipment..............   116,994            54,144
          Construction-in-progress.............    48,526            66,981
                                                 --------          --------
                                                  171,788           127,360
          Less accumulated depreciation........   (39,185)          (33,856)
                                                 --------          --------
                                                 $132,603          $ 93,504
                                                 ========          ========


      In May 1999, Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow and began production in June 1999. At June 30, 1999, the remaining liability under the construction contracts is $4,045 and the remaining liability under equipment purchase agreements is $21,795.


9.    LONG-TERM INVESTMENTS

      At June 30, 1999, long-term investments consisted primarily of investments in limited partnerships of $3,162. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $3,889 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are various Internet-related businesses which are carried at $2,600 at June 30, 1999. These investments include an approximate 10% interest in Orchard/JFAX Investors LLC, which is the beneficial owner of 40.6% of JFAX.COM, Inc. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. New Valley also holds a 45% interest in Ant 21, LLC, which is engaged in the online music industry and operates the Internet site www.atomicpop.com.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


10.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                      June 30,        December 31,
                                                                        1999              1998
                                                                      ---------       ------------

         BGLS:
         15.75% Series B Senior Secured Notes due 2001,
             net of unamortized discount of $9,018 and $17,374.....   $  91,159         $215,490
         Deferred interest on 15.75% Series B Senior Secured
             Notes due 2001........................................      23,000           24,985

         New Valley:
         Notes payable.............................................      54,801

         Liggett:
         Revolving credit facility.................................       2,958            2,538
         Note payable..............................................       4,394

         BOL:
         Foreign credit facilities.................................      22,285           11,600
         Notes payable.............................................      23,753           28,057

         Other.....................................................       3,100            1,171
                                                                      ---------        ---------

         Total notes payable, long-term debt and other obligations.     225,450          283,841
         Less:
             Current maturities....................................      34,257           21,176
                                                                      ---------         --------
         Amount due after one year.................................   $ 191,193         $262,665
                                                                      =========         ========


      15.75% Series B Senior Secured Notes Due 2001 - BGLS:

      On May 25, 1999, BGLS repurchased $132,687 principal amount of its 15.75% Senior Secured Notes due 2001 (the "Notes"), together with accrued interest thereon of $18,276, for a purchase price of $147,694. The purchases were made using the proceeds of the Philip Morris brand transaction which closed on May 24, 1999. The Company recognized an extraordinary loss on early extinguishment of debt primarily due to the unamortized imputed interest associated with the related Notes. At June 30, 1999, the principal amount of Notes outstanding was $100,177. Of this amount, $60,100 principal amount of the Notes are held by the holders who have agreed to defer payment of interest as discussed below. On August 6, 1999, the Company repurchased $897 principal amount of the Notes.

      On March 2, 1998, the Company entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together the "Apollo Holders"), who held approximately 41.8% of the $232,864 principal amount of the Notes then outstanding. The Apollo Holders (and any transferees) agreed to defer the payment of interest on the Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments will be payable at final maturity of the Notes on January 31, 2001 or upon an event of default under the Indenture for the Notes. In connection with the agreement, the Company pledged 50.1% of Western Tobacco to collateralize the Notes held by the Apollo Holders (and any transferees).

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

      The Notes outstanding are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, BOL and New Valley. The Notes Indenture contains certain covenants which, among other things, limit the ability of BGLS to make distributions to the Company to $12,000 per year (which amount increased from $6,000 per year in May 1999 when more than 50% of the original principal amount of the Notes were retired) plus any unpaid distribution amounts from prior years. The Notes also limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The Notes may be redeemed, in whole or in part, through December 31, 1999, at a price of 101% of the principal amount and thereafter at 100%. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year.

      Notes Payable - New Valley:

      At June 30, 1999, New Valley's investment in real estate collateralized seven promissory notes aggregating $54,801 due 2001 related to shopping centers located throughout the United States. Each shopping center note has a term of five years, requires no principal amortization and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term.

      Revolving Credit Facility - Liggett:

      Liggett entered into a revolving credit facility (the "Facility") for $40,000 with a syndicate of commercial lenders in 1994 which is collateralized by all inventories and receivables of Liggett. At June 30, 1999, $15,634 was available under the Facility based on eligible collateral. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bore a rate of 9.25% at June 30, 1999. The Facility requires Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended, imposes requirements with

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      respect to Liggett's permitted maximum adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $40,300 at June 30, 1999) and net working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $34,826 at June 30, 1999). The Facility expires on March 8, 2000 subject to automatic renewal for an additional year unless notice of termination is given by the lender at least 60 days prior to the anniversary date.

      Equipment Loan - Liggett:

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

      Foreign Loans - Liggett-Ducat:

      At June 30, 1999, Liggett-Ducat had various credit facilities under which approximately $22,300 was outstanding. One facility for $10,000, which is fully utilized and bears interest at 25%, expires in May 2000. Another facility for $5,000, of which $2,500 is utilized and bears interest at 20%, expires in December 1999. The remaining facilities, denominated in rubles (approximately $9,800 at the June 30, 1999 exchange rate), have terms of six - twelve months with interest rates of 52% - 63%. The facilities are collateralized by factory equipment and tobacco inventory.

      Notes Payable - BOL:

      In 1997, Western Tobacco entered into several contracts for the purchase of cigarette manufacturing equipment. Approximately 85% of the contracts are being financed with promissory notes generally over a period of 5 years. The outstanding balance on these notes, which are denominated in various European currencies, is $20,386 at June 30, 1999. BOL also has issued a promissory note for $1,339 at June 30, 1999 covering deposits for equipment being purchased for the new factory. The note is due March 31, 2000.

      On July 29, 1998, BOL borrowed $3,000, subsequently reduced to $2,034, from an unaffiliated third party with interest at 14% per annum. The remaining principal and interest on the loan of $1,950 was paid on August 2, 1999.


11.   CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      commenced against the Company or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into four categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"); (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions");
      (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the six months ended June 30, 1999, Liggett incurred counsel fees and costs totaling approximately $3,001, compared to $2,562 for the comparable prior year period.

      INDIVIDUAL ACTIONS. As of June 30, 1999, there were approximately 275 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 80 were pending in Florida, 91 in New York, 31 in Massachusetts and 22 in Texas. The balance of the individual cases were pending in 21 states. There are six individual cases pending where Liggett is the only named defendant.

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

      In February 1999, a state court jury in San Francisco awarded $51,500 in damages to a woman who claimed lung cancer from smoking Marlboro cigarettes made by Philip Morris. The award includes $1,500 in compensatory damages and $50,000 in punitive damages. The court subsequently reduced the punitive damages award to $25,000.

      In March 1999, a state court jury in Portland awarded $80,311 in damages to the family of a deceased smoker who smoked Marlboro made by Philip Morris. The award includes $79,500 in punitive damages. The court subsequently reduced the punitive damages award to $32,000. A Notice of Appeal has been filed by Philip Morris.

      CLASS ACTIONS. As of June 30, 1999, there were approximately 50 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant.

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

      The extent of the impact of the Castano decision on tobacco-related class action litigation is still uncertain, although the decertification of the Castano class by the Fifth Circuit may preclude other federal courts from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The Castano decision has had to date, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in Louisiana (Liggett is not a defendant in this proceeding) and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions were certified in state court in Florida prior to the Fifth Circuit's decision, Broin and Engle. The Castano decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

      In May 1994, an action entitled Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. This case was brought by plaintiffs, on behalf of all individuals in the State of Florida, who allegedly have been injured as a result of smoking cigarettes. In July 1998, Phase I of the trial in this action commenced. (See "Subsequent Events".)

      Class certification motions are pending in a number of putative class actions. Class certification has been denied or reversed in several actions while classes remain certified in two cases against the Company in Florida and one in Maryland. A number of class certification decisions are on appeal.

      GOVERNMENTAL ACTIONS. As of June 30, 1999, there were approximately 20 Governmental Actions pending against Liggett. In these proceedings, the governmental entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

      THIRD-PARTY PAYOR ACTIONS. As of June 30, 1999, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago, and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation and violation of federal racketeering and antitrust laws as well as other claims. In January 1999, a federal judge in Seattle dismissed the Third-Party Payor Action brought by seven Blue Cross/Blue Shield Plans. The court ruled that the insurance providers did not have standing to bring the lawsuit. However, in February 1999, a federal judge in the Eastern District of New York denied pleas by the industry to dismiss the Third-Party Payor Action brought by 24 Blue Cross/Blue Shield Plans. Similarly, in March 1999, a federal judge in the Northern District of Illinois denied the industry's motion to dismiss.

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

      On November 23, 1998, Philip Morris, Brown & Williamson Tobacco Corporation, R.J. Reynolds Tobacco Company and Lorillard Tobacco Company (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. As described below, the Company and Liggett had previous settlements with a number of these Settling States and also had previously settled similar claims brought by Florida, Mississippi, Texas and Minnesota.

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

      Pursuant to the MSA, Liggett has no payment obligations unless its market share exceeds 125% of its 1997 market share (the "Base Share"), or 1.67% of total cigarettes sold in the United States. In the year following any year in which Liggett's market share does exceed the Base Share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs pursuant to the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Pursuant to the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the Base Share) will pay the following annual amounts (subject to certain adjustments):

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

      The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both the Company and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated. With respect to all non-economic obligations under the previous settlements, both the Company and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

      In March 1997, Liggett, the Company and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. In July 1998, Liggett, the Company and plaintiffs filed an amended class action settlement agreement in Fletcher which agreement was preliminarily approved by the court in December 1998. (See "Subsequent Events".)

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

      TRIALS. There are no trials involving the Company or Liggett scheduled for 1999, other than the Engle case. Cases currently scheduled for trial during the first six months of 2000 include a lawsuit brought by several Blue Cross/Blue Shield plans in federal court in New York (January), two asbestos company contribution lawsuits in Mississippi and New York (February), one class action in Maryland (February) and two third-party payor actions brought by unions in West Virginia (March) and New York (April). Also, three individual cases and an adequacy of warning case are currently scheduled for trial during the first six months of 2000. Trial dates, however, are subject to change.

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

      There are several other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to smoking or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.


      LEGISLATION AND REGULATION:

      In 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. In July 1998, the court ruled that the EPA made procedural and scientific mistakes when it declared in its 1993 report that secondhand smoke caused as many as 3,000 cancer deaths a year among nonsmokers. On June 6, 1999, the Fourth Circuit Court of Appeals heard oral argument in the appeal taken by the EPA from the district court order invalidating the EPA report.

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

      OTHER MATTERS:

      In March 1997, a shareholder derivative suit was filed against New Valley, as a nominal defendant, its directors and the Company in the Delaware Chancery Court, by a shareholder of New Valley. The suit alleges that New Valley's purchase in January 1997 of the BML shares from BOL constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, the Company aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. The Company's and New Valley's time to respond to the complaint has not yet expired. The Company and New Valley believe that the allegations are without merit. Although there can be no

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      SUBSEQUENT EVENTS: On July 2, 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, the Company and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. The Company and New Valley believe that the allegations are without merit. Although there can be no assurances, the Company and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      On July 7, 1999, the jury in the Engle matter returned a verdict in Phase I of the trial finding that smoking causes various diseases and is addictive and finding the defendants liable on various tort and warranty claims. Additionally, the jury found that the class may be entitled to punitive damages from the defendants. It is expected that the defendants will appeal the Phase I liability verdict. The court has decided that Phase II of the trial will commence September 7, 1999, with a causation and damages trial for two of the class representatives and a punitive damages trial on a class-wide basis. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. On August 2, 1999, the companies filed a motion to disqualify the trial judge. On August 5, 1999, the trial judge denied the motion.

      On July 22, 1999, the Circuit Court of Mobile County, Alabama denied approval of the Fletcher class action settlement.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


12.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three and six months ended June 30, 1999 and 1998 follows:

                                                 United
                                                 States        Russia        Broker-         Real       Corporate
                                                Tobacco       Tobacco        Dealer*       Estate*      and Other*      Total
                                                --------      --------       --------      -------      ----------     ------
Three Months Ended June 30, 1999:

Net revenues............................        $  93,926      $15,339      $  5,876     $     754      $               $115,895
Operating income (loss).................           16,146         (807)         (107)         (371)       (1,263)         13,598
Depreciation and amortization...........              965          429            80           168           103           1,745
Capital expenditures....................              603       17,317                                       327          18,247

Three Months Ended June 30, 1998:

Net revenues............................        $  83,398      $27,864                                  $               $111,262
Operating income (loss).................            8,895        7,018                                    (2,974)         12,939
Depreciation and amortization...........            1,708                                                     10           1,718
Capital expenditures....................              341        6,092                                       310           6,743


Six Months Ended June 30, 1999:

Net revenues............................         $179,973      $37,689      $  5,876     $     754      $               $224,292
Operating income (loss).................           36,215          568          (107)         (371)         (574)         35,731
Identifiable assets.....................          102,650      133,130        44,390       100,360       170,002         550,532
Depreciation and amortization...........            1,820        1,182            80           168           151           3,401
Capital expenditures....................            6,972       30,565                                       327          37,864

Six Months Ended June 30, 1998:

Net revenues............................         $149,024      $47,041                                  $               $196,065
Operating income (loss).................           15,146        8,728                                    (3,271)         20,603
Identifiable assets.....................           66,322       57,055                                    21,796         145,173
Depreciation and amortization...........            3,293          159                                       168           3,620
Capital expenditures....................              694        6,444                                                     7,138


----------------------

* Broker-Dealer, Real Estate and New Valley's portion of Corporate and Other are included for the month ended June 30, 1999 when New Valley became a consolidated subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%.

         The Company is a holding company for a number of businesses which it holds through its wholly-owned subsidiary BGLS. Accordingly, a separate Management's Discussion and Analysis of Financial Condition and Results of Operations for BGLS is not presented herein as it would not differ materially from the discussion of the Company's consolidated results of operations, capital resources and liquidity. The Company is principally engaged in the manufacture and sale of cigarettes in the United States through its subsidiary Liggett; in the manufacture and sale of cigarettes in Russia through its subsidiary Liggett-Ducat; and in the investment banking and brokerage business in the United States and real estate operations in Russia and the United States through its majority-owned subsidiary New Valley.


RECENT DEVELOPMENTS

         MASTER SETTLEMENT AGREEMENT. On November 23, 1998, Liggett and the four largest U.S. cigarette manufacturers, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation, R. J. Reynolds Tobacco Company and Lorillard Tobacco Company, entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico and various other territories to settle their asserted and unasserted health care cost recovery and certain other claims caused by cigarette smoking.

         Pursuant to the Master Settlement Agreement, Liggett has no payment obligation unless its market share exceeds 125% of its 1997 domestic market share, or 1.67% of total cigarettes sold in the United States. In the year following any year in which Liggett's market share exceeds 1.67%, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during the year by the four original participating manufacturers pursuant to the annual and strategic contribution payments provided for under the Master Settlement Agreement. Under the Master Settlement Agreement terms, the original participating manufacturers (and Liggett to the extent its market share exceeds 1.67%) will make annual payments based on relative unit volume of domestic cigarette shipments.

         PHILIP MORRIS BRAND TRANSACTION. On November 20, 1998, the Company and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three cigarette brands, L&M, Chesterfield and Lark, formerly held by Liggett's subsidiary, Eve Holdings Inc.

         Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of LLC interests, the Class A and the Class B interests. Philip Morris acquired two options to purchase the interests from Eve. On December 2, 1998, Philip Morris paid Eve a total of $150,000 for the options. Liggett used the payments to fund the redemption of Liggett's Senior Secured Notes on December 28, 1998.

         On May 24, 1999, Philip Morris paid Eve $10,100 upon exercise of the option to purchase the Class A interest and Trademarks borrowed $134,900, the proceeds of which were distributed to Eve. These proceeds were used to retire a portion of BGLS' Senior Secured Notes. Financial information related to these three brands, which represented approximately one-half of Liggett's premium brand sales, are reflected in the Company's financial statements through May 21, 1999.

         CIGARETTE PRICING ACTIVITY. During 1998, the major cigarette manufacturers, including Liggett, announced list price increases of $6.35 per carton. This included an increase of $4.50 per carton announced by the industry in December following the signing of the Master Settlement Agreement.

         NEW LIGGETT-DUCAT FACTORY. During the second quarter of 1999, Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow. This factory uses Western cigarette making technology and has a capacity of approximately 35 billion cigarettes per year. Production began at the new factory in June 1999.

         NEW VALLEY RECAPITALIZATION. On June 4, 1999, following approval by New Valley's stockholders, New Valley consummated a plan of recapitalization. Under the recapitalization, New Valley's outstanding preferred and common shares were exchanged for new common shares and warrants. As a result of the recapitalization, the Company increased its ownership from approximately 42.3% of New Valley's outstanding common shares to 55.1%. New Valley became a consolidated subsidiary of the Company as of June 1, 1999. In addition, the Company's equity in New Valley increased by $59,263($38,331, net of taxes). Prior to the recapitalization, the Company had accounted for its investment in New Valley's common shares using the equity method and its New Valley preferred shares were classified as available for sale and carried at fair value.

         NEW VALLEY SHOPPING CENTERS. In July 1999, New Valley agreed to sell five of its shopping centers for an aggregate purchase price of $46,100 (before closing adjustments and expenses) including the assumption of $35,000 of mortgage financing. Closing of the sale is subject to completion of due diligence and other customary conditions.


RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 1999, there were approximately 275 individual suits, 50 purported class actions and 90 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such tobacco-related litigation. See Part II,
Item 1, "Legal Proceedings" and Note 11 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

         In March 1996, March 1997 and March 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released the Company and Liggett from all tobacco claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlements and $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the Master Settlement Agreement, $14,928 of net charges accrued for the prior settlements were reversed in 1998. See the discussions of the tobacco litigation settlements appearing in Note 11 to the Company's Consolidated Financial Statements.


RESULTS OF OPERATIONS

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                          -------------------          -------------------
                                          1999           1998          1999           1998
                                          ----           ----          ----           ----
                                                       (Dollars in Thousands)
  Net revenues:
    Liggett.....................        $  93,926      $  83,398      $179,973       $149,024
    Liggett-Ducat...............           15,339         27,864        37,689         47,041
                                         --------       --------      --------       --------
      Total tobacco.............          109,265        111,262       217,662        196,065

*Broker-dealer..................            5,876                        5,876
*Real estate....................              754                          754
                                       ----------    -------------  ----------       --------
      Total revenues............          115,895        111,262       224,292        196,065

  Operating income:
    Liggett.....................           16,146          8,895        36,215         15,146
    Liggett-Ducat...............             (807)         7,018           568          8,728
                                        ---------      ---------    ----------      ---------
      Total tobacco.............           15,339         15,913        36,783         23,874

*Broker-dealer..................             (107)                        (107)
*Real estate....................             (371)                        (371)
  Corporate and other...........           (1,263)        (2,974)         (574)        (3,271)
                                        ---------       --------    ----------      ---------
      Total operating income....        $  13,598      $  12,939     $  35,731      $  20,603
                                         ========       ========      ========       ========

--------------------

     * New Valley became a consolidated subsidiary on June 1, 1999. Results of operations are included for the month ended June 30, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Revenues. Total revenues were $115,895 for the three months ended June 30, 1999 compared to $111,262 for the three months ended June 30, 1998. This 4.2% increase in revenues was due to a $10,528 or 12.6% increase in revenues at Liggett and the addition of one month's revenues from New Valley of $6,630 offset by a decrease in revenues of $12,525 at Liggett-Ducat. The decline in Liggett-Ducat's revenues was due primarily to the closing of its old factory in March 1999 and the temporary halt in production in connection with the move to its new factory which became operational in mid-June 1999.

         Tobacco Revenues. Total tobacco revenues were $109,265 for the three months ended June 30, 1999 compared to $111,262 for the three months ended June 30, 1998. This 1.8% decrease in revenues was primarily due to a decline in tobacco revenues at Liggett-Ducat of $12,525 offset by an increase at Liggett of $10,528. Revenues at Liggett increased in both the premium and discount segments by 12.6% ($10,528) due to price increases of $30,189 (see "Recent Developments-Cigarette Pricing Activity"), partially offset by a 22.2% decline in unit sales volume (approximately 332.1 million units), accounting for $18,535 in volume variance and an unfavorable product mix of $1,126. The decline in Liggett's unit sales volume was due primarily to an overall decline in industry volume, certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers and, to a lesser degree, the closing of the Philip Morris brand transaction on May 24, 1999.

         Premium sales at Liggett for the second quarter of 1999 amounted to $23,297 and represented 24.8% of Liggett's total sales, compared to $26,994 and 32.4% of total sales in the second quarter of 1998. Premium revenues declined by 13.7% ($3,697) for the three months ended June 30, 1999, compared to the prior year period, due, in part, to the overall industry decline and also to the contribution of the three premium brands, Lark, Chesterfield and L & M, to Trademarks LLC on May 24, 1999 which accounts in part for an unfavorable volume variance of $10,688 reflecting a 39.6% decline in unit sales volume (approximately 158.7 million units), which was partially offset by price increases of $6,991.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended June 30, 1999 amounted to $70,629 and represented 75.2% of Liggett's total sales, compared to $56,404 and 67.6% of total sales for the three months ended June 30, 1998. In the discount segment, revenues grew by 25.2% ($14,225) for the three months ended June 30, 1999 compared to the prior year period, due to price increases of $23,198, which were partially offset by a 15.8% decline in unit sales volume (approximately
173.4 million units), accounting for $8,944 in volume variance and an unfavorable product mix among the discount brand categories of $29.

         For the three months ended June 30, 1999, fixed manufacturing costs at Liggett were $1,068 higher than in the same period 1998, with an increase in costs per thousand units of $1.59 per thousand due to the impact of lower volumes on fixed costs.

         Net tobacco revenues at Liggett-Ducat for the three months ended June 30, 1999 decreased 45.0% over the same period in 1998 due to a 26.9% decrease in unit sales volume ($7,484) and an 18.6% decrease in prices ($5,189), slightly offset by a small favorable product mix ($148). The decline in sales volume was due in large part to the temporary halt in production in connection with the move to the new factory.

         Tobacco Gross Profit. Tobacco consolidated gross profit was $69,167 for the three months ended June 30, 1999 compared to $59,582 for the three months ended June 30, 1998, an increase of $9,585 or 16.1% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $16,146 offset by a decrease at Liggett-Ducat of $6,561 for the three months ended June 30, 1999 compared to the same period in the prior year. For the three months ended June 30, 1999, Liggett's premium brands contributed 24.8% and discount brands contributed 71.5% to the Company's gross profit. Liggett-Ducat contributed 3.7%. Over the same period in 1998, Liggett's premium brands contributed 29.6%, Liggett's discount brands contributed 55.0% and Liggett-Ducat contributed 15.4% to the Company's gross profit.

         Gross profit at Liggett of $66,462 for the three months ended June 30, 1999 increased $16,146 from gross profit of $50,316 for the second quarter of 1998, due primarily to the price increases discussed above. (See "Recent Developments-Cigarette Pricing Activity".) In the second quarter of 1999,

Liggett's premium and discount brands contributed 25.8% and 74.2%, respectively, to Liggett's gross profit. Over the same period in 1998, Liggett's premium and discount brands contributed 35.0% and 65.0%, respectively, to Liggett's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 82.7% for the three months ended June 30, 1999 compared to 76.5% for the same period in 1998, with gross profit for the premium segment at 84.0% in the 1999 period compared to 79.4% in the 1998 period. Gross profit for the discount segment was 82.3% for the three months ended June 30, 1999 and 75.1% for the three months ended June 30, 1998. This increase is primarily the result of the 1998 list price increases.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased to 17.9% for the three months ended June 30, 1999 compared to 39.6% in the same period in 1998, primarily due to lower prices and lower sales volumes coinciding with the move to the new factory.

         Broker-Dealer and Real Estate Revenues. For the month ended June 30, 1999, Ladenburg's revenues were $5,876 and real estate revenues were $754.

         Expenses. Operating, selling, general and administrative expenses were $62,199 for the three months ended June 30, 1999 compared to $46,643 for the same period last year, an increase of $15,556 due primarily to increased expenses at Liggett of $8,895, an increase of $1,265 at Liggett-Ducat and an increase of $7,392 caused by consolidation of New Valley, which was not a consolidated subsidiary during the prior year. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs. The increase at Liggett-Ducat was primarily due to increased administrative costs relating to the completion of the new factory. These expenses were primarily offset by reduction in amortization expenses and decreased systems development costs.

         Other Income (Expenses). For the three months ended June 30, 1999, Liggett recognized a gain of $294,287 in connection with the closing of the Philip Morris brand transaction. In addition, New Valley recognized a gain of $3,801 on the sale of substantially all of Thinking Machines' assets.

         Interest expense was $12,073 for the three months ended June 30, 1999 compared to $19,637 for the same period last year. This decrease of $7,564 was primarily due to a savings of $6,943 because of the redemption by Liggett of its Senior Secured Notes on December 28, 1998 and lower interest expense of approximately $1,690 at corporate due to the retirement of debt in May 1999. This was offset by higher interest expense at BOL of $259 primarily due to increased interest rates on credit facilities in Russia and the addition of $784 interest expense of New Valley.

         Equity in earnings of affiliate was a loss of $1,569 for the two months ended May 31, 1999 compared to a loss of $7,261 for the three months ended June 30, 1998 and relates in both periods to New Valley's net loss applicable to common shares of $20,525 and $25,754, respectively.

         Income tax expense for the second quarter of 1999 was $81,645 compared to $381 for the second quarter of 1998. The effective tax rate for the three months ended June 30, 1998 does not bear a customary relationship to pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and foreign taxes.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Revenues. Total revenues were $224,292 for the six months ended June 30, 1999 compared to $196,065 for the six months ended June 30, 1998. This 14.4% increase in revenues was due to a $30,949 or 20.8% increase in revenues at Liggett and the addition of one month's revenues from New Valley of $6,630 offset by a decrease in revenues of $9,352 at Liggett-Ducat due primarily to the temporary halt in production in connection with the move to the new factory.

         Tobacco Revenues. Tobacco revenues at Liggett increased for both the premium and discount segments due to price increases of $60,570 (see "Recent Developments-Cigarette Pricing Activity") partially offset by an 18.6% ($27,692) decline in unit sales volume (approximately 510.0 million units) and $1,929 in unfavorable sales mix. The decline in Liggett's unit sales volume was due to an overall decline in industry volume, certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers. Also contributing to the decline in the premium segment was the closing of the Philip Morris brand transaction on May 24, 1999. The decrease in tobacco revenues at Liggett-Ducat is attributable to decreased prices of $10,115 and a minor volume variance slightly offset by a favorable product mix of $906 compared to the prior year period. Liggett-Ducat's sales volume during the 1999 period was adversely affected by the move to the new factory and price declines in Russia, following the continued decline in the value of the ruble.

         Premium sales at Liggett for the six months ended June 30, 1999 amounted to $48,663 and represented 27.0% of total Liggett sales, compared to $49,932 and 33.5% of total sales for the same period in 1998. In the premium segment, revenues declined by 2.5% ($1,269) over the six months ended June 30, 1999, compared to the same period in 1998, due to an unfavorable volume variance of $16,375, reflecting a 32.8% decline in unit sales volume (approximately 249.6 million units), which was partially offset by price increases of $15,106.

         Liggett's discount sales over the six month period amounted to $131,310 and represented 73.0% of total Liggett sales, compared to $99,092 and 66.5% of total Liggett sales for the same period in 1998. In the discount segment, revenues grew by 32.5% ($32,218) over the six months ended June 30, 1999 compared to the same period in 1998, due to price increases of $45,464, partially offset by a 13.1% decline in unit sales volume (approximately 260.4 million units) accounting for $13,010 in volume variance and an unfavorable product mix of $236. For the six months ended June 30, 1999, fixed manufacturing costs on a basis comparable to the same period in 1998 were $937 higher, with an increase in costs per thousand units of $0.80 per thousand due to the impact of lower volumes on fixed costs.

         Tobacco Gross Profit. Gross profit was $135,837 for the six months ended June 30, 1999 compared to $102,397 for the six months ended June 30, 1998, an increase of $33,440 or 32.7% when compared to the same period last year, due primarily to price increases at Liggett offset by the price declines at Liggett-Ducat discussed above. Liggett's premium brands contributed 26.8% to the Company's gross profit, the discount segment contributed 68.4% and Liggett-Ducat contributed 4.8% for the six months ended June 30, 1999. Over the same period in 1998, Liggett's premium brands contributed 12.4%, the discount segment contributed 55.9% and Liggett-Ducat contributed 31.7%.

         Liggett's gross profit of $129,344 for the six months ended June 30, 1999 increased $39,590 from gross profit of $89,754 for the same period in 1998, due primarily to the price increases discussed above. In 1999, Liggett's premium brands contributed 28.1% and Liggett's discount brands contributed 71.9% to Liggett's overall gross profit. Over the same period in 1998, Liggett's premium brands contributed 36.2% and Liggett's discount brands contributed 63.8% to Liggett's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 84.1% for the six months ended June 30, 1999 compared to 77.0% for the same period in 1998, with gross profit for the premium segment at 85.3% and 79.6% in the six months ended June 30 of 1999 and 1998, respectively, and gross profit for the discount segment at 83.6% and 75.6% in 1999 and 1998, respectively. This increase is primarily the result of the 1998 list price increases.

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased to 18.5% for the six months ended June 30, 1999 compared to 32.44% in the same period in 1998, due to lower prices and reduced volume in connection with the move to the new factory.

         Broker-Dealer and Real Estate Revenues. New Valley's broker-dealer revenues were $5,876 and real estate revenues were $754 for the month ended June 30, 1999.

         Expenses. Operating, selling, general and administrative expenses were $107,036 for the six months ended June 30, 1999 compared to $82,126 for the prior year period. The increase of $24,910 is due primarily to an $18,045 increase at Liggett and additional expenses of $7,392 as a result of the consolidation of New Valley. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs.

        Other Income (Expenses). For the six months ended June 30, 1999, Liggett recognized a gain of $294,287 in connection with the closing of the Philip Morris brand transaction. In addition, New Valley recognized a gain of $3,801 on the sale of substantially all of Thinking Machines' assets.

        Interest expense was $27,061 for the six months ended June 30, 1999 compared to $40,423 for the same period in the prior year. The decrease of $13,662 is largely due to a saving of $13,319 because of the redemption by Liggett of its Senior Secured Notes on December 28, 1998, and a savings of $2,501 at BGLS due to the repurchase of a portion of BGLS' Senior Secured Notes. This was offset by additional interest expense at Liggett-Ducat of $1,689 and interest at New Valley of $784.

         Equity in earnings of affiliate was a loss of $9,198 for the five months ended May 31, 1999 compared to a loss of $11,488 for the six months ended June 30, 1998 and relates in both periods to New Valley's net loss applicable to common shares of $44,326 and $44,429, respectively.

         Income tax expense for the six months ended June 30, 1999 was $83,374 compared to $1,312 for the six months ended June 30, 1998. The effective tax rate does not bear a customary relationship to pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and foreign taxes.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $972 for the six months ended June 30, 1999 and increased $6,627 for the six months ended June 30, 1998. Net cash provided by operations for the six months ended June 30, 1999 was $12,116 compared to net cash used in operations of $17,409 for the comparable period of 1998. The increase of $29,525 in net cash provided by operating activities in 1999 over the prior year was primarily due to an increase in operating income at Liggett, a reduction in debt service, resulting primarily from Liggett's note redemption on December 28, 1998, an increase in deferred interest expense at BGLS and an increase in accrued liabilities. In the 1998 period, cash payments included interest payments by BGLS and Liggett of approximately $28,800. In addition, increases in inventories and receivables were partially offset by increases in payables and in other long-term liabilities.

         Cash provided by investing activities of $110,168 compares to cash used of $5,452 for the periods ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, the majority of the proceeds were from the purchase of the Class A option by Philip Morris in May 1999 and loan proceeds which Trademarks borrowed and distributed to Eve. In the 1999 period, these proceeds were partially offset by capital expenditures for machinery and equipment at Liggett of $6,972 and equipment and construction costs for the new factory of $30,565 at Liggett-Ducat. Other payments made principally pertained to broker-dealer transactions and real estate at New Valley. In 1998, capital expenditures at Liggett of $694 and $6,444 at Liggett-Ducat were partially offset by proceeds from the sale of equipment.

         Cash used in financing activities was $120,680 for the six months ended June 30, 1999 as compared with cash provided of $29,404 for the six months ended June 30, 1998. Cash was used in the 1999 period to retire the BGLS Senior Secured Notes in the amount of $142,584. Cash was also used in 1999 to decrease the margin loan at New Valley and for distributions on the Company's common stock. Net borrowings under the revolving credit facilities were $11,379, of which $420 is attributable to Liggett and $10,959 is attributable to Liggett-Ducat. Proceeds included $4,976 of equipment financing and the effect of the New Valley recapitalization. Proceeds in the 1998 period included $20,000 from a participating loan made by Western Realty Ducat, $10,144 from the issuance of stock and net borrowings under revolving credit facilities at both Liggett and Liggett-Ducat of $4,207. These proceeds were offset primarily by distributions on common stock of $3,055 and repayments on debt of $1,068.

         Liggett. On December 28, 1998, Liggett redeemed the $144,891 principal amount of the Liggett Notes at 100% of the principal amount together with accrued interest. Proceeds of $150,000 from the purchase by Philip Morris of two options to purchase interests in the entity which acquired the three brands of Eve were used to fund the redemption.

         The closing of the exercise by Philip Morris of the Class A option occurred on May 24, 1999. Upon closing, Liggett received $145,000 from the purchase of the Class A interest and the distribution of certain loan proceeds by the entity to Eve, which guaranteed the loan.

         Liggett has a $40,000 credit facility under which $2,958 was outstanding at June 30, 1999. Availability under the facility was approximately $15,634 based on eligible collateral at June 30, 1999. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.25% at June 30, 1999. The facility requires Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 1999, Liggett was in compliance with all covenants under the facility; Liggett's adjusted net worth was $40,300 and net working capital was $34,826, as computed in accordance with the agreement. The facility expires on March 8, 2000 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which is collateralized by the equipment, is payable in 60 monthly installments of $56 including annual interest of 7.6% with a final payment of $2,550.

         On May 28, 1999, a newly formed entity owned by Liggett signed an agreement to purchase an industrial facility for $8.4 million in Mebane, North Carolina. Liggett plans to relocate its tobacco manufacturing operations to the new facility. Liggett is currently seeking financing for the purchase, which is subject to the completion of due diligence and other customary conditions.

         Liggett (and, in certain cases, the Company) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke (environmental tobacco smoke) from cigarettes. The Company believes, and has been so advised by counsel handling the respective cases, that the Company and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 11 to the Company's Consolidated Financial Statements.

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

         BGLS. On May 25, 1999, BGLS repurchased $132,687 principal amount of its 15.75% Senior Secured Notes due 2001 (the "Notes"), together with accrued interest thereon of $18,276, for a discounted purchase price of $147,694. The purchases were made using the proceeds of the Philip Morris brand transaction which closed on May 24, 1999.

         At June 30, 1999, BGLS had outstanding $100,177 principal amount of the BGLS Notes which mature on January 31, 2001. Of this amount, $60,100 of the Notes carry deferred interest. On March 2, 1998, BGLS entered into a standstill agreement with the holders of $97,239 principal amount of its notes, who were affiliated with Apollo, under which the Apollo holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS had a total of $23,000 of deferred interest outstanding as of June 30, 1999.

      On August 6, 1999, the Company repurchased an additional $897 principal amount of the BGLS Notes together with accrued interest thereon. BGLS and its subsidiaries may, from time to time, based on current market conditions, purchase additional BGLS Notes in the open market or in privately negotiated transactions.

         BOL. Liggett-Ducat has recently completed construction of a new cigarette factory on the outskirts of Moscow which became operational in June 1999. The new factory, which utilizes Western cigarette making technology and has a capacity of approximately 35 billion units per year, will produce American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, a company organized by BOL which, among other things, holds BOL's interest in Liggett-Ducat and the new factory. In addition, BOL has entered into promissory notes for equipment purchases which have a liability of approximately $21,795 at June 30, 1999. The Company is a guarantor on purchases for which the remaining obligation is approximately $8,500. The remaining costs for construction and equipment for the new factory are being financed by loans from Russian banks and approximately $13,000 of loans from BOL made during the first half of 1999.

         The Company. The Company has substantial near-term consolidated debt service requirements, with aggregate required principal payments of approximately $220,500 due in the years 1999 through 2001. The Company believes that it will continue to meet its liquidity requirements through 1999, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At June 30, 1999, the remaining amount available through December 31, 1999 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $19,982. Corporate expenditures (exclusive of Liggett, BOL and New Valley) over the next twelve months for current operations include cash interest expense of approximately $5,250, dividends on the Company's shares (currently at an annual rate of approximately $6,300) and corporate expenses. The Company anticipates funding its expenditures for current operations with public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


MARKET RISK

         The Company is exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. The Company seeks to minimize these risks through its regular operating and financing activities and its long-term investment strategy.

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

         Russia. Liggett-Ducat's, Western Tobacco's, BrookeMil Ltd.'s and Western Realty Ducat's operations are conducted in Russia. During 1998, the economy of the Russian Federation entered a period of economic instability which has continued in 1999. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The Company seeks to minimize such risks by reducing its cash exposure when appropriate. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The Company's Russian operations may be significantly affected by these factors for the foreseeable future.

         Domestic Market Risk

         New Valley's market risk management procedures cover all market risk sensitive financial instruments.

         Current and proposed underwriting, corporate finance, merchant banking and other commitments at Ladenburg are subject to due diligence reviews by Ladenburg's senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. Ladenburg monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

         Equity Price Risk. Ladenburg maintained inventories of trading securities at June 30, 1999 with fair values of $11,695 in long positions and $2,979 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the Ladenburg's financial instruments at June 30, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         New Valley held investment securities available for sale totaling $48,114 at June 30, 1999. Approximately 43% of these securities represent an investment in RJ Reynolds Tobacco Holdings and Nabisco Group Holdings, which are defendants in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings against these companies could have a significant effect on the value of New Valley's investment.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.


NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.


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

         The Company, New Valley and Liggett-Ducat. The Company, New Valley and Liggett-Ducat use personal computers for all transactions. All such computers and related systems and software are less than three years old and are Year 2000 compliant. As a result, the Company, New Valley and Liggett-Ducat believe they are Year 2000 compliant.

         Liggett. Liggett utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. Liggett has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the Year 2000. To date, the focus of Year 2000 compliance and verification efforts has been directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units formed as part of Liggett's reorganization which began in January 1997. Liggett estimates that approximately $138 of the expenditures for this reengineering effort related to Year 2000 compliance, validation and testing. In January of 1998, Liggett initiated a major conversion of factory accounting, materials management and information systems at its Durham production facility with upgrades that have been successfully tested for Year 2000 compliance. This conversion was completed in November 1998. Program upgrades to Liggett's payroll system were completed in July 1999 with parallel upgrades to the human resources system software scheduled for completion in August 1999. Enhancements to Liggett's finished goods inventory system are expected to be completed in September 1999. It is anticipated that all factory, corporate, field sales and physical distribution systems will be completed in sufficient time to support Year 2000 compliance and verification.

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

         Ladenburg. Ladenburg has recently completed a plan to address Year 2000 compliance. Ladenburg's plan addresses external interfaces with third party computer systems necessary in the broker-dealer industry. It also addresses internal operations software necessary to continue operations on a daily basis. Ladenburg believes that all phases of its Year 2000 plan have been completed and cost approximately $650. The cost was inclusive of hardware and software upgrades and replacements as well as consulting. All costs were incurred by July 1999. Ladenburg completed the contingency planning phase in May 1999.

         External Service Providers. The modifications for Year 2000 compliance by the Company and its subsidiaries are proceeding according to plan and are expected to be completed by 1999, the failure of the Company's service providers or vendors to resolve their own processing issues in a timely manner could result in a material financial risk. The most significant outside service provider is Ladenburg's clearing agent. Ladenburg has been informed by its clearing agent that it has initiated an extensive effort to ensure that it is Year 2000 compliant and that the clearing agent will conduct system-wide testing of its Year 2000 software throughout 1999.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, the effects of legislative actions, including tax increases, governmental regulation and privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's, BrookeMil's and Western Realty Ducat's operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency. The Indenture for the BGLS Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. The failure of the Company or its significant suppliers and customers, especially Ladenburg's clearing agent, to adequately address the "Year 2000" issue could result in misstatement of reported financial information or could adversely affect its business. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION


Item 1.       Legal Proceedings

              Reference is made to Note 11, incorporated herein by reference, to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit
              99.1 for additional information regarding the pending material legal proceedings to which the Company, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       Changes in Securities and Use of Proceeds

              No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended June 30, 1999.

Item 3.       Defaults Upon Senior Securities

              On June 4, 1999, New Valley consummated a recapitalization under which its outstanding Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares were exchanged for new Common Shares and warrants. As a result of the recapitalization, all accrued and unpaid dividends on the preferred shares were eliminated.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

              * 10.1 Amended and Restated Limited Liability Company Agreement (Second Restatement) dated as of February 20, 1998 by and among Western Realty Development LLC, New Valley, BrookeMil Ltd. ("BML") and Apollo Real Estate Investment Fund III, L.P. ("Apollo") (incorporated by reference to Exhibit 10.1 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 1-2493).

              * 10.2 Limited Liability Company Agreement, dated as of June 18, 1998, by and among Western Realty Repin LLC, Apollo and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 1-2493).

              * 10.3 Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin LLC and BML (incorporated by reference to Exhibit 10.4 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, Commission File No. 1-2493).

                10.4 Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among the Company, Liggett & Myers Inc., Eve Holdings Inc. ("Eve"), Liggett and Philip Morris Incorporated, including the form of Trademark License Agreement.

                10.5 Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent.

                10.6 Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent.

              * 10.7 Sale-Purchase Agreement, dated as of September 2, 1998, by and between New Valley and PW/MS OP Sub I, LLC (incorporated by reference to Exhibit 2.1 in New Valley's Current Report on Form 8-K dated September 28, 1998, Commission File No. 1-2493).

                10.8 Employment Agreement dated as of August 1, 1999, between the Company and Joselynn D. Van Siclen.

                27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

                27.2 BGLS Inc.'s Financial Data Schedule (for SEC use only).

                99.1       Material Legal Proceedings.

                99.2 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1999 and 1998.

              * 99.3 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1999 and 1998 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, Commission File No. 1-2493).

                99.4 Brooke (Overseas) Ltd.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 1999 and 1998.

    ------------------------

    *Incorporated by reference

              (b) Reports on Form 8-K

              The Company filed the following Report on Form 8-K during the second quarter of 1999:

                                                                    FINANCIAL
                   DATE                       ITEMS                 STATEMENTS
                   ----                       -----                 ----------
               May 26, 1999                     5                      None

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



                                                 BROOKE GROUP LTD.
                                                 (REGISTRANT)

                                                 By: /s/ Joselynn D. Van Siclen
                                                     --------------------------
                                                     Joselynn D. Van Siclen
                                                     Vice President and Chief
                                                       Financial Officer

Date:  August 16, 1999






                                                 BGLS INC.
                                                 (REGISTRANT)

                                                 By: /s/ Joselynn D. Van Siclen
                                                     --------------------------
                                                     Joselynn D. Van Siclen
                                                     Vice president and Chief
                                                       Financial Officer

Date:  August 16, 1999