Form 10-Q
period 1999-09-30
BROOKE GROUP LTD; BGLS INC
filed 1999-11-15
CIK 59440, 927388

==============================================================================



                       Securities And Exchange Commission
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

                              -------------------


         JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                              -------------------


                               BROOKE GROUP LTD.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                 1-5759                               65-0949535
    (State or other jurisdiction of             Commission File Number          (I.R.S. Employer Identification No.)
    incorporation or organization)

                                   BGLS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                33-93576                              65-0949536
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


                              -------------------



         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At November 12, 1999 Brooke Group Ltd. had 21,989,782 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

==============================================================================

                               BROOKE GROUP LTD.
                                   BGLS INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:

   Brooke Group Ltd. Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998.............................................................................        2

   BGLS Inc. Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998................        3

   Brooke Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 1999 and September 30, 1998...............................................        4

   BGLS Inc. Consolidated Statements of Operations for the three and nine months ended
         September 30, 1999 and September 30, 1998.....................................................        5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the nine
         months ended September 30, 1999...............................................................        6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the nine months
         ended September 30, 1999......................................................................        7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and September 30, 1998.....................................................        8

   BGLS Inc. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and September 30, 1998.....................................................        9

   Notes to Consolidated Financial Statements..........................................................       10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................       32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................       44


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................       45

Item 2. Changes in Securities and Use of Proceeds......................................................       45

Item 3. Defaults Upon Senior Securities................................................................       45

Item 5. Other Information..............................................................................       45

Item 6. Exhibits and Reports on Form 8-K...............................................................       46

SIGNATURES.............................................................................................       48


Item 1.  Consolidated Financial Statements

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   September 30,      December 31,
                                                                                        1999              1998
                                                                                  ----------------- -----------------
ASSETS:

Current assets:
  Cash and cash equivalents ................................................         $   6,314          $   7,396
  Receivables from clearing brokers ........................................            10,705
  Investment securities available for sale .................................            41,378
  Trading securities owned .................................................             9,779
  Accounts receivable - trade ..............................................            11,138             15,160
  Other receivables ........................................................             2,172                924
  Inventories ..............................................................            49,054             36,316
  Restricted assets ........................................................             1,113
  Deferred income taxes ....................................................            98,470             59,613
  Other current assets .....................................................             3,108              3,151
                                                                                     ---------          ---------
    Total current assets ...................................................           233,231            122,560

Property, plant and equipment, net .........................................           137,195             93,504
Investment in real estate, net .............................................            52,842
Long-term investments, net .................................................             7,431
Investment in joint venture ................................................            51,206
Restricted assets ..........................................................             8,919
Other assets ...............................................................            18,490             12,918
                                                                                     ---------          ---------
    Total assets ...........................................................         $ 509,314          $ 228,982
                                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ......................         $  36,071          $  21,176
  Margin loan payable ......................................................               955
  Accounts payable .........................................................            26,880             13,880
  Cash overdraft ...........................................................               173                 77
  Securities sold, not yet purchased .......................................             2,696
  Accrued promotional expenses .............................................            20,368             23,760
  Accrued taxes payable ....................................................            49,584             14,854
  Accrued interest .........................................................             3,776             17,189
  Proceeds received for options ............................................                              150,000
  Other accrued liabilities ................................................            57,680             32,505
                                                                                     ---------          ---------
    Total current liabilities ..............................................           198,183            273,441

Notes payable, long-term debt and other obligations, less current portion ..           156,691            262,665

Noncurrent employee benefits ...............................................            19,696             21,701
Deferred income taxes ......................................................           140,122
Other liabilities ..........................................................            73,739             65,350
Minority interests .........................................................            45,622

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares .
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 27,822,779 shares, outstanding 21,989,782 shares ........             2,199              2,094
  Additional paid-in capital ...............................................           216,382            124,120
  Deficit ..................................................................          (308,391)          (512,182)
  Accumulated other comprehensive income (loss) ............................            (3,279)            24,774
  Other ....................................................................            (4,177)            (5,508)
  Less:  5,832,997 shares of common stock in treasury, at cost .............           (27,473)           (27,473)
                                                                                     ---------          ---------
      Total stockholders' deficit ..........................................          (124,739)          (394,175)
                                                                                     ---------          ---------

      Total liabilities and stockholders' equity (deficit) .................         $ 509,314          $ 228,982
                                                                                     =========          =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                   September 30,     December 31,
                                                                                        1999              1998
                                                                                  ---------------- ------------------
ASSETS:

Current assets:
  Cash and cash equivalents .............................................         $   6,314          $   7,396
  Receivables from clearing brokers .....................................            10,705
  Investment securities available for sale ..............................            41,378
  Trading securities owned ..............................................             9,779
  Accounts receivable - trade ...........................................            11,138             15,160
  Other receivables .....................................................             2,109                755
  Inventories ...........................................................            49,054             36,316
  Restricted assets .....................................................             1,113
  Deferred income taxes .................................................            98,470             59,613
  Other current assets ..................................................             2,776              2,946
                                                                                  ---------          ---------
      Total current assets ..............................................           232,836            122,186

Property, plant and equipment, net ......................................           137,180             93,481
Investment in real estate, net ..........................................            52,842
Long-term investments, net ..............................................             7,431
Investment in joint venture .............................................            51,206
Restricted assets .......................................................             8,919
Other assets ............................................................            17,329             11,729
                                                                                  ---------          ---------
      Total assets ......................................................         $ 507,743          $ 227,396
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ...................         $  35,729          $  20,955
  Margin loan payable ...................................................               955
  Accounts payable ......................................................            26,755             13,746
  Cash overdraft ........................................................                69                 63
  Securities sold, not yet purchased ....................................             2,696
  Due to parent .........................................................                               32,394
  Accrued promotional expenses ..........................................            20,368             23,760
  Accrued taxes payable .................................................            49,584             14,854
  Accrued interest ......................................................             3,776             17,188
  Proceeds received from options ........................................                              150,000
  Other accrued liabilities .............................................            53,221             31,556
                                                                                  ---------          ---------
      Total current liabilities .........................................           193,153            304,516

Notes payable, long-term debt and other obligations, less current portion           156,691            262,665

Noncurrent employee benefits ............................................            19,696             21,701
Deferred income taxes ...................................................           140,122
Other liabilities .......................................................            76,474             69,216
Minority interests ......................................................            45,622

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding
  Additional paid-in capital ............................................           175,988             69,297
  Deficit ...............................................................          (296,724)          (524,773)
  Accumulated other comprehensive income ................................            (3,279)            24,774
                                                                                  ---------          ---------
      Total stockholder's deficit .......................................          (124,015)          (430,702)
                                                                                  ---------          ---------

      Total liabilities and stockholder's equity (deficit) ..............         $ 507,743          $ 227,396
                                                                                  =========          =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                      Three Months Ended               Nine Months Ended
                                                                  ------------- -------------     ------------- -------------
                                                                   Sept. 30,     Sept. 30,          Sept. 30,     Sept. 30,
                                                                      1999          1998               1999          1998
                                                                  ------------- -------------     ------------- -------------

Revenues:
  Tobacco* .................................................     $  135,932      $  108,179      $  353,594      $    304,207
  Broker-dealer transactions  ..............................         12,711                          18,587
  Real estate leasing ......................................          1,576                           2,330
                                                                 ----------      ----------      ----------      ------------
    Total revenues .........................................     $  150,219      $  108,179      $  374,511      $    304,207

Expenses:
  Cost of goods sold* ......................................         47,473          47,086         128,998           140,422
  Operating, selling, administrative and general expenses ..         83,384          48,115         190,395           130,241
                                                                 ----------      ----------      ----------      ------------
  Operating income .........................................         19,362          12,978          55,118            33,544

Other income (expenses):
  Interest and dividend income .............................            507              75           1,239               325
  Interest expense .........................................        (16,114)        (20,138)        (43,200)          (60,561)
  Equity in loss of affiliate ..............................           (908)         (8,935)        (10,106)          (20,383)
  Recognition of deferred gain on sale of assets ...........                                          7,050
  Gain in joint venture ....................................          1,740                             950
  Gain on sale of investments, net .........................            151                             478
  Sale of assets ...........................................          3,844             707           7,969             2,025
  Gain on brand transaction ................................           (189)                        294,098
  Other, net ...............................................          (427)            256           2,494              (705)
                                                                 ----------      ----------      ----------      ------------

Income (loss) from continuing operations before provision
    (benefit) for income taxes and minority interests ......          7,966         (15,057)        316,090           (45,755)
  Provision (benefit) for income taxes .....................          2,782          (2,447)         86,156            (1,135)
  Minority interests .......................................          1,046                            (336)
                                                                 ----------      ----------      ----------      ------------

Income (loss) from continuing operations ...................          6,230         (12,610)        229,598           (44,620)

Gain on discontinued operations in equity investee, net of
  taxes.....................................................                                         1,249

Gain on disposal of discontinued operations ................                          3,208                             3,208

Loss on extraordinary items, net of taxes ..................           (354)                         (1,410)
                                                                 ----------      ----------      ----------      ------------

Net income (loss) ..........................................     $    5,876      $   (9,402)     $  229,437      $    (41,412)
                                                                 ==========      ==========      ==========      ============

Per basic common share:

  Income (loss) from continuing operations .................     $     0.28      $    (0.58)     $    10.44      $      (2.10)
                                                                 ==========      ==========      ==========      ============
  Income from discontinued operations ......................                     $     0.15      $     0.06      $       0.15
                                                                                 ==========      ==========      ============
  Loss from extraordinary items ............................     $    (0.02)                     $    (0.06)
                                                                 ==========                      ==========
  Net income (loss) applicable to common shares ............     $     0.26      $    (0.43)     $    10.44      $      (1.95)
                                                                 ==========      ==========      ==========      ============

Basic weighted average common shares outstanding ...........     21,990,917      21,867,543      21,990,917        21,262,709
                                                                 ==========      ==========      ==========      ============

Per diluted common share:

  Income (loss) from continuing operations .................     $     0.21      $    (0.58)     $     7.68      $      (2.10)
                                                                 ==========      ==========      ==========      ============
  Income from discontinued operations ......................                     $     0.15      $     0.04      $       0.15
                                                                                 ==========      ==========      ============
  Loss from extraordinary items ............................     $    (0.01)                     $    (0.05)
                                                                 ==========                      ==========
  Net income (loss) applicable to common shares ............     $     0.20      $    (0.43)     $     7.67      $      (1.95)
                                                                 ==========      ==========      ==========      ============

Diluted weighted average common shares outstanding .........     29,864,048      21,867,543      29,902,071        21,262,709
                                                                 ==========      ==========      ==========      ============


--------------------
* Tobacco revenues and Cost of goods sold include excise taxes of $17,374, $20,244, $46,129 and $60,589, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                     Three Months Ended                Nine Months Ended
                                                                ------------------------------- ---------------------------------
                                                                  Sept. 30,        Sept. 30,       Sept. 30,        Sept. 30,
                                                                     1999            1998             1999             1998
                                                                ---------------  --------------  ---------------  ---------------

Revenues:
  Tobacco* ..............................................       $ 135,932        $ 108,179        $ 353,594        $ 304,207
  Broker dealer transactions ............................          12,711                            18,587
  Real estate leasing ...................................           1,576                             2,330
                                                                ---------        ---------        ---------        ---------
    Total revenues ......................................       $ 150,219        $ 108,179        $ 374,511        $ 304,207

Expenses:
  Cost of goods sold* ...................................          47,473           47,086          128,998          140,422
  Operating, selling, administrative and general expenses          82,961           46,838          189,421          127,635
                                                                ---------        ---------        ---------        ---------
    Operating income ....................................          19,785           14,255           56,092           36,150

Other income (expenses):
  Interest and dividend income ..........................             506               65            1,236              184
  Interest expense ......................................         (17,060)         (21,270)         (46,735)         (63,832)
  Equity in loss of affiliate ...........................            (908)          (8,935)         (10,106)         (20,383)
  Recognition of deferred gain on sale of assets ........                                             8,264
  Gain in joint venture .................................           1,740                               950
  Gain on sale of investments, net ......................             151                               478
  Sale of assets ........................................           3,844                             7,969            1,318
  Gain on brand transaction .............................            (189)                          294,098
  Other, net ............................................            (435)              94            2,456             (870)
                                                                ---------        ---------        ---------        ---------

Income (loss) from continuing operations before provision
    (benefit) for income taxes and minority interests ...           7,434          (15,791)         314,702          (47,433)
  Provision (benefit) for income taxes ..................           2,782           (2,447)          86,156           (1,135)
  Minority interests ....................................           1,046                              (336)
                                                                ---------        ---------        ---------        ---------

Income (loss) from continuing operations ................           5,698          (13,344)         228,210          (46,298)

Gain on discontinued operations in equity investee,
    net of taxes ........................................                                             1,249

Gain on disposal of discontinued operations .............                            3,208                             3,208

Loss on extraordinary items, net of taxes ...............            (354)                           (1,410)
                                                                ---------        ---------        ---------        ---------

Net income (loss) .......................................       $   5,344        $ (10,136)       $ 228,049        $ (43,090)
                                                                =========        =========        =========        =========



-------------------
* Tobacco revenues and cost of goods sold include excise taxes of $17,374, $20,244, $46,129 and $60,589, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                                                            Accumulated
                                              Common Stock     Additional                                    Other
                                           ------------------   Paid-In               Treasury            Comprehensive
                                            Shares     Amount   Capital    Deficit     Stock      Other   Income (Loss)   Total
                                           ---------   ------  ---------  ---------   --------   -------  ------------- ---------

Balance, December 31, 1998 .............  20,943,730   $2,094  $ 124,120  $(512,182)  $(27,473)  $(5,508)   $  24,774   $(394,175)

Net income .............................                                    229,437                                       229,437
  Unrealized loss on investment
   securities ..........................                                                                       (3,501)     (3,501)
  Effect of New Valley recapitalization
   on other comprehensive loss .........                                                                      (24,647)    (24,647)
  Other New Valley capital
   transactions ........................                                                                           95          95
                                                                                                                        ---------
     Total other comprehensive loss ....                                                                                  (28,053)
                                                                                                                        ---------
Total comprehensive income .............                                                                                  201,384
                                                                                                                        ---------

Effect of stock dividend ...............   1,046,052      105     25,541    (25,646)

Recapitalization of New Valley .........                          72,926                                                   72,926

New Valley purchase of preferred
  stock in subsidiary ..................                             850                                                      850
Distributions on common stock ..........                          (8,340)                                                  (8,340)
Amortization of deferred
  compensation .........................                           1,285                           1,331                    2,616
                                          ----------   ------  ---------  ---------   --------   -------    ---------   ---------

Balance, September 30, 1999 ............  21,989,782   $2,199  $ 216,382  $(308,391)  $(27,473)  $(4,177)   $  (3,279)  $(124,739)
                                          ==========   ======  =========  =========   ========   =======    =========   =========







                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                                         Accumulated
                                                          Common Stock     Additional                      Other
                                                        --------------      Paid-In                    Comprehensive
                                                        Shares  Amount      Capital       Deficit      Income (Loss)      Total
                                                        ------- ------     ----------     -------     -------------       ------

Balance, December 31, 1998 .........................      100    $         $ 69,297      $(524,773)      $  24,774       $(430,702)

Net income .........................................                                       228,049                         228,049
  Unrealized loss on investment securities .........                                                        (3,501)         (3,501)
  Other New Valley capital transactions ............                                                            95              95
  Effect of New Valley recapitalization on other
    comprehensive loss .............................                                                       (24,647)        (24,647)
                                                                                                                         ---------
      Total other comprehensive loss ...............                                                                       (28,053)
                                                                                                                         ---------
Total comprehensive income .........................                                                                       199,996
                                                                                                                         ---------

Capital contribution ...............................                         31,260                                         31,260

Recapitalization of New Valley .....................                         72,926                                         72,926

New Valley purchase of preferred stock in subsidiary                            850                                            850

Amortization of deferred compensation ..............                          1,655                                          1,655
                                                          ---     ---      --------      ---------       ---------       ---------

Balance, September 30, 1999 ........................      100    $         $175,988      $(296,724)      $  (3,279)      $(124,015)
                                                          ===     ===      ========      =========       =========       =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                  ----------------------------------
                                                                                     Sept. 30,        Sept. 30,
                                                                                       1999              1998
                                                                                  ---------------- -----------------

Net cash provided by (used in) operating activities.........................         $  30,750        $ (17,847)
                                                                                      --------         --------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................               932            2,377
  Proceeds from brand transaction...........................................           145,000
  Sale or maturity of investment securities.................................             3,234
  Purchase of investment securities.........................................            (6,737)
  Purchase of long-term investments.........................................            (2,902)
  Proceeds from sale or purchase of real estate, net........................            47,550
  Payment of prepetition claims.............................................               (67)
  Capital expenditures......................................................           (44,372)         (17,289)
                                                                                      --------         --------

Net cash provided by (used in) investing activities.........................           142,638          (14,912)
                                                                                      --------         --------

Cash flows from financing activities:
  Proceeds from debt........................................................             4,976            4,425
  Repayments of debt........................................................          (187,582)          (1,520)
  Borrowings under revolver.................................................           262,084          208,434
  Repayments on revolver....................................................          (247,196)        (210,050)
  Purchase of preferred stock in subsidiary.................................            (1,509)
  Effect of New Valley recapitalization.....................................             9,055
  Decrease in margin loan payable...........................................            (5,046)
  Increase in cash overdraft................................................                95              460
  Distributions on common stock.............................................            (8,446)          (3,055)
  Proceeds from participating loan..........................................                             25,000
  Issuance of common stock..................................................                             10,144
                                                                                      --------         --------

Net cash (used in) provided by financing activities.........................          (173,569)          33,838
                                                                                      --------         --------

Effect of exchange rate changes on cash and cash equivalents................              (901)             557
Net (decrease) increase in cash and cash equivalents........................            (1,082)           1,636
Cash and cash equivalents, beginning of period..............................             7,396            4,754
                                                                                      --------         --------

Cash and cash equivalents, end of period....................................        $    6,314       $    6,390
                                                                                      ========         ========

Supplemental non-cash investing and financing activities:

Issuance of stock to Liggett bondholders....................................                              4,105
Issuance of stock to consultants............................................                              3,705
Issuance of warrants........................................................                             22,421
Issuance of stock dividends.................................................            25,646






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                       Nine Months Ended
                                                               ---------------- -----------------
                                                                  Sept. 30,        Sept. 30,
                                                                    1999              1998
                                                               ---------------- -----------------

Net cash provided by (used in) operating activities ........      $  22,513       $  (9,783)
                                                                  ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .........            932           1,670
  Proceeds from brand transaction ..........................        145,000
  Sale or maturity of investment securities ................          3,234
  Purchase of investment securities ........................         (6,737)
  Purchase of long-term investments ........................         (2,902)
  Proceeds from sale or purchase of real estate, net .......         47,550
  Payment of prepetition claims ............................            (67)
  Capital expenditures .....................................        (44,372)        (17,289)
                                                                  ---------       ---------

Net cash provided by (used in) investing activities ........        142,638         (15,619)
                                                                  ---------       ---------

Cash flows from financing activities:
  Proceeds from debt .......................................          4,500           3,950
  Repayments of debt .......................................       (187,226)         (1,433)
  Borrowings under revolver ................................        262,084         208,434
  Repayments on revolver ...................................       (247,196)       (210,050)
  Purchase of preferred stock in subsidiary ................         (1,509)
  Effect of New Valley recapitalization ....................          9,055
  Increase in margin loan payable ..........................         (5,046)
  Increase in cash overdraft ...............................              6             514
  Proceeds from participating loan .........................                         25,000
                                                                  ---------       ---------

Net cash (used in) provided by financing activities ........       (165,332)         26,415
                                                                  ---------       ---------

Effect of exchange rate changes on cash and cash equivalents           (901)            557
Net (decrease) increase in cash and cash equivalents .......         (1,082)          1,570
Cash and cash equivalents, beginning of period .............          7,396           4,754
                                                                  ---------       ---------

Cash and cash equivalents, end of period ...................      $   6,314       $   6,324
                                                                  =========       =========

Supplemental non-cash investing and financing activities:

Issuance of stock to Liggett bondholders ...................                         4,105
Issuance of stock to consultants ...........................                         3,705
Issuance of warrants .......................................                        22,421




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

      Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Liggett-Ducat is engaged in the manufacture and sale of cigarettes in Russia. New Valley is engaged primarily in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc., in the real estate development business in Russia and in investment in Internet-related businesses.

      Effective October 1, 1999, the Company was reorganized into a holding company form of organizational structure. The new corporate structure was implemented by the merger of a wholly-owned indirect subsidiary of the former Brooke Group Ltd. (the "Predecessor") with the Predecessor, which was the surviving corporation. As a result of this merger, each share of the common stock of the Predecessor issued and outstanding or held in its treasury was converted into one share of common stock of the Company (formerly known as BGL Successor Inc.). The Company became the holding company for the business and operations previously conducted by the Predecessor and its subsidiaries, and the Predecessor became an indirect wholly-owned subsidiary of the Company. On the effective date of the merger, the name of the Company was changed to Brooke Group Ltd. and the name of the Predecessor was changed to Brooke Group Holding Inc. ("Brooke Group Holding"). The holding company reorganization had no impact on these consolidated financial statements.

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

      EARNINGS PER SHARE:

      Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 30, 1999. The dividend was charged to retained earnings in the net amount of $25,646, which was based on the fair value of the Company's common stock. In connection with the 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividend had occurred on January 1, 1998.

      For the three and nine months ended September 30, 1999, basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and warrants (both vested and non-vested). For the three and nine months ended September 30, 1998, stock options and warrants (both vested and non-vested) were excluded from the calculation of diluted per share results because their effect was accretive.

      COMPREHENSIVE INCOME:

      Comprehensive income is a component of stockholders' equity and includes the Company's net income and other comprehensive income, unrealized gains and losses on investment securities and minimum pension liability adjustments. For the nine months ended September 30, 1999, total comprehensive income was $201,384. For the nine months ended September 30, 1998, the total comprehensive loss was $22,225.

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

      The Class A option entitled Philip Morris to purchase the Class A interest for $10,100. On March 19, 1999, Philip Morris exercised the Class A option and the closing occurred on May 24, 1999.

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

      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The proceeds of the loan and the exercise of the Class A option were used to retire a portion of BGLS' 15.75% Senior Secured Notes. (Refer to Note 11.)

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

      Summarized financial information for New Valley for the periods ended May 31, 1999 and September 30, 1998 when the Company was an equity investor follows:

                                                          Five Months Ended          Nine Months Ended
                                                            May 31, 1999               Sept. 30, 1998
                                                      -------------------------- ---------------------------

       Revenues   ....................................        $ 39,452                    $ 78,552
       Costs and expenses..............................         50,659                      95,633
       Loss from continuing operations.................        (10,668)                    (15,458)
       Gain from discontinued operations...............          4,100                       7,740
       Net loss applicable to common shares(A).........        (44,327)                    (67,051)

          (A) Considers all preferred accrued dividends, whether or not declared.

      Recapitalization. On June 4, 1999, following approval by New Valley's stockholders, New Valley consummated a plan of recapitalization. Pursuant to the plan of recapitalization:

           o each Class A Senior Preferred Share was reclassified into 20 Common Shares and one Warrant to purchase a Common Share at $12.50 per share exercisable for five years,

           o each Class B Preferred Share was reclassified into 1/3 of a Common Share and five Warrants, and

           o each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

      The recapitalization had a significant effect on the Company's financial position and results of operations. The recapitalization resulted in the elimination of the existing redeemable preferred shares of New Valley and the on-going dividend accruals thereon, as well as the redemption obligation for the Series A Senior Preferred Shares in January 2003. The

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      Company's ownership of the outstanding Common Shares of New Valley increased from 42.3% to 55.1%, and its total voting power increased from 42% to 55.1%. As a result of the increase in ownership, New Valley became a consolidated subsidiary of the Company as of June 1, 1999. In addition, the Company's equity in New Valley increased by $59,263 which, presented net of tax, is $38,331.

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

      On August 30, 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 (before closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. In connection with the transaction, New Valley recorded a gain of $3,849 for the three and nine months ended September 30, 1999.


4.    PRO FORMA EFFECTS OF BRAND TRANSACTION AND NEW VALLEY RECAPITALIZATION

      The following table presents unaudited pro forma results of operations as if the brand transaction, New Valley's recapitalization and the sale of New Valley's office buildings, shopping centers and the Thinking Machines assets had occurred immediately prior to January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                                            Year Ended             Nine Months Ended
                                                         December 31, 1998           Sept. 30, 1999
                                                     -------------------------- -------------------------

       Revenues.................................               $462,235               $389,187
                                                                =======                =======

       Operating income.........................              $  24,135               $ 39,358
                                                                =======                =======

       Income from continuing operations........             $    7,447               $ 13,853
                                                                =======                =======

       Net income...............................              $  11,712               $ 14,516
                                                                =======                =======

       Net income per common share:
           Basic................................                  $0.55                  $0.66
                                                                =======                =======
           Diluted..............................                  $0.45                  $0.49
                                                                =======                =======

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

5.    INVESTMENT IN WESTERN REALTY

      Western Realty Development LLC. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $65,875, including the investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment commitment of $40,000, of which $39,581 had been funded through September 30, 1999, together with a 15% annual rate of return. New Valley will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Ducat is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Ducat generally require the unanimous consent of the Board of Managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

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

      Summarized balance sheet information as of September 30, 1999 for Western Realty Ducat follows:

                                             September 30, 1999
                                             ------------------

            Current assets ..............      $  5,174
            Participating loan receivable        36,470
            Real estate, net ............        85,519
            Furniture and fixtures, net .           335
            Other noncurrent assets .....           371
            Goodwill, net ...............         5,778
            Notes payable-current .......         6,192
            Other current liabilities ...         6,939
            Notes payable - long-term ...         9,915
            Other long-term liabilities .           753
            Members' equity .............       109,848

      Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("Western Tobacco"), which holds BOL's interest in Liggett-Ducat and the new factory constructed by Liggett-Ducat. (Refer to Note 11 for information concerning a pledge of interests in Western Tobacco.) The loan bears no fixed interest and is payable only out of 30% of distributions made by Western Tobacco to BOL. After the prior payment of

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      debt service on loans to finance the construction of the new factory, 30% of distributions from Western Tobacco to BOL will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. In addition, Western Realty Ducat is entitled to receive a 15% annual rate of return on amounts advanced as the loan under certain circumstances in the event of a sale or refinancing of Western Tobacco or the new factory. Any rights of repayment on the loan are subordinate to the rights of all other creditors of BML. Western Tobacco has recognized net interest expense of $4,218 and $4,479 for the three and nine months ended September 30, 1999, which represents a 15% cumulative adjustment to realizable value on the loan plus 30% of any net expense applicable to common interests in Western Tobacco. The loan is classified in other long-term liabilities on the consolidated balance sheet at September 30, 1999.

      Western Realty Repin LLC. In June 1998, New Valley and Apollo organized Western Realty Repin LLC to make a loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BML is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. In May 1999, BML acquired an additional 48% interest in the second Kremlin site and the related land lease rights. BML owned 95.9% of one site and 100% of the other site at September 30, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25,875 together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $10,525, together with a 20% annual rate of return; subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through September 30, 1999, Western Realty Repin has advanced $29,298, of which $18,773 was funded by Apollo under the Western Realty Repin loan. Apollo funded an additional advance of $7,125 under the Repin loan on October 1, 1999. The loan bears no fixed interest and is payable only out of 100% of the distributions by the entities owning the Kremlin sites to BML. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the loan, including the $7,125 advance in October 1999, to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BML and is collateralized by a pledge of New Valley's shares of BML.

      As of September 30, 1999, BML had invested $31,651 in the Kremlin sites and held $1,999 in cash and $1,392 in receivables from Western Realty Ducat, both of which were restricted for future investment. In acquiring its interest in one of the Kremlin sites, BML agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. Failure to make the required investment could result in forfeiture of 34.8% interest in the site.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


6.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income. Investment securities available for sale totaling $41,378 at September 30, 1999 is comprised of marketable equity securities and warrants of $39,298 and notes receivable of $2,080.


7.    INVENTORIES

      Inventories consist of:

                                                               September 30,       December 31,
                                                                   1999                1998
                                                             ------------------ -------------------

      Leaf tobacco.....................................             $14,714          $13,882
      Other raw materials..............................               9,074            4,629
      Work-in-process..................................               2,758            2,001
      Finished goods...................................              21,615           15,446
      Replacement parts and supplies...................               4,786            4,130
                                                                    -------          -------
      Inventories at current cost......................              52,947           40,088
      LIFO adjustments.................................              (3,893)          (3,772)
                                                                    -------          -------
                                                                    $49,054          $36,316
                                                                     ======           ======

      At September 30, 1999, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $4,019 and $30,770, respectively.


8.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                         September 30,       December 31,
                                                             1999                1998
                                                       ------------------ -------------------

            Land and improvements ...................      $     415       $     412
            Buildings ...............................         51,167           5,823
            Machinery and equipment .................        122,567          54,144
            Construction-in-progress ................          5,049          66,981
                                                           ---------       ---------
                                                             179,198         127,360
            Less accumulated depreciation ...........        (42,003)        (33,856)
                                                           ---------       ---------
                                                           $ 137,195       $  93,504
                                                           =========       =========

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      In May 1999, Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow and began production in June 1999. At September 30, 1999, the remaining liability under the construction contracts is $1,980 and the remaining liability under equipment purchase agreements is $23,428.


9.   LADENBURG, THALMANN & CO. INC.

     On September 14, 1999, New Valley agreed to sell for $10,200 a 19.9% interest in its subsidiary Ladenburg, Thalmann & Co., Inc. ("Ladenburg") to Berliner Effektengesellschaft AG ("BEAG"). Pursuant to the agreement, BEAG will also acquire a three-year option to purchase additional interests in Ladenburg subject to certain conditions. Consummation of the transaction is subject to the approval of the New York Stock Exchange and other closing conditions.


10.  LONG-TERM INVESTMENTS

      At September 30, 1999, long-term investments consisted primarily of investments in limited partnerships of $7,649. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $4,413 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are various Internet-related businesses which are carried at $4,516 at September 30, 1999. New Valley owns a 33.33% interest in AtomicPop, an online music company, and smaller interests in other Internet companies.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


11.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                         ---------------- -----------------
            BGLS:
            15.75% Series B Senior Secured Notes due 2001,
                net of unamortized discount of $7,027 and $17,374 ....      $ 86,043      $215,490
            Deferred interest on 15.75% Series B Senior Secured
                Notes due 2001 .......................................        27,863        24,985

            New Valley:
            Notes payable ............................................        19,881

            Liggett:
            Revolving credit facility ................................         3,818         2,538
            Note payable .............................................         4,288

            BOL:
            Foreign credit facilities ................................        24,464        11,600
            Notes payable ............................................        23,428        28,057

            Other ....................................................         2,977         1,171
                                                                            --------      --------

            Total notes payable, long-term debt and other obligations        192,762       283,841
            Less:
                Current maturities ...................................        36,071        21,176
                                                                            --------      --------
            Amount due after one year ................................      $156,691      $262,665
                                                                            ========      ========


      15.75% Series B Senior Secured Notes Due 2001 - BGLS:

      Through September 30, 1999, BGLS had repurchased $139,794 principal amount of its 15.75% Senior Secured Notes due 2001 (the "Notes"), together with accrued interest thereon. The purchases were funded primarily with proceeds from the Philip Morris brand transaction which closed on May 24, 1999. The Company recognized an extraordinary loss on early extinguishment of debt primarily due to the unamortized imputed interest associated with the related Notes. At September 30, 1999, the principal amount of Notes outstanding was $93,070. Of this amount, $60,600 principal amount of the Notes are held by the holders who have agreed to defer payment of interest as discussed below.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      In connection with the March 2, 1998 agreement with the Apollo Holders, the Company issued to the Apollo Holders a five-year warrant to purchase 2,100,000 shares of the Company's common stock at a price of $4.76 per share. The Apollo Holders were also issued a second warrant expiring October 31, 2004 to purchase an additional 2,257,500 shares of the Company's common stock at a price of $0.095 per share. The second warrant became exercisable on October 31, 1999.

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

      Notes Payable - New Valley:

      On August 30, 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing.

      During the third quarter 1999, New Valley refinanced the notes payable for $19,898, in the aggregate, on its two remaining shopping centers in Florida and West Virginia. Interest rates range from 7.5% to 9.03% per annum. The four notes are due between 2002 and 2024. Two, for $8,510, are subject to call in 2001 under certain conditions.

      Revolving Credit Facility - Liggett:

      Liggett has a revolving credit facility (the "Facility") for $40,000 with a syndicate of commercial lenders which is collateralized by all inventories and receivables of Liggett. At September 30, 1999, $14,755 was available under the Facility based on eligible collateral. Borrowings

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      under the Facility, whose interest is calculated at a rate equal to 1.5% above the Philadelphia National Bank's prime rate, bore a rate of 9.75% at September 30, 1999. The Facility requires Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the Facility, as amended, imposes requirements with respect to Liggett's permitted maximum adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $30,707 at September 30, 1999) and net working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $24,670 at September 30, 1999). The Facility expires on March 8, 2000 subject to automatic renewal for an additional year unless notice of termination is given by the lender at least 60 days prior to the anniversary date.

      Equipment Loan - Liggett:

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

      Foreign Credit Facilities - Liggett-Ducat:

      At September 30, 1999, Liggett-Ducat had various credit facilities under which approximately $24,464 was outstanding. Facilities denominated in dollars amount to $17,000, of which $14,500 has been utilized, bear interest at rates of 20% to 25% and expire within the next twelve months. The remaining facilities, denominated in rubles (approximately $9,964 at the September 30, 1999 exchange rate), have terms of six to twelve months with interest rates of 50% to 63%. The facilities are collateralized by factory equipment and tobacco inventory.

      On November 1, 1999, Liggett-Ducat entered into an agreement with a Russian bank for a revolving credit facility for $14,500 denominated in dollars and collateralized by the new factory building bearing interest of 13% and $3,000 denominated in rubles and collateralized by certain equipment bearing interest of 40%. The credit facility will be used to repay existing credit lines.

      Notes Payable - BOL:

      Western Tobacco has entered into several contracts for the purchase of cigarette manufacturing equipment. Approximately 85% of the contracts are being financed with promissory notes generally over a period of 5 years. The outstanding balance on these notes, which are denominated in various European currencies, is $22,046 at September 30, 1999. BOL also has issued a promissory note for approximately $1,382 covering deposits for equipment being purchased for the new factory. The note is due March 31, 2000.


12.   EQUITY

      On November 4, 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "Plan") subject to approval by the stockholders of the Company at next year's annual meeting. The Plan authorizes the granting of up to 5,000,000 shares of the Company's common stock through awards of stock

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the Plan.

      On November 4, 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries (the "Option Holders") pursuant to the Plan. The grant of the options to the Option Holders is conditioned upon the approval of the Plan by the Company's stockholders. Under the options, the Option Holders have the right to purchase an aggregate of 2,100,000 shares of the Company's common stock at an exercise price of $15 7/16 per share (the fair market value of a share of common stock on the date of grant), subject to increase under certain circumstances. Common stock dividend equivalents will be paid on each option share. The options have a ten-year term and become exercisable on the fourth anniversary of the date of grant. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control" or (ii) the termination of the Option Holder's employment with the Company due to death or disability.


13.   CONTINGENCIES

      TOBACCO-RELATED LITIGATION:

      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs ("Individual Actions");
      (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the nine months ended September 30, 1999, Liggett incurred counsel fees and costs totaling approximately $4,210, compared to $3,713 for the comparable prior year period.

      Individual Actions. As of September 30, 1999, there were approximately 280 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 82 were pending in Florida, 91 in New York, 30 in Massachusetts and 17 in Texas. The balance of the individual cases were pending in 22 states. There are six individual cases pending where Liggett is the only named defendant.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including, treble/multiple damages, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

      Class Actions. As of September 30, 1999, there were approximately 50 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      The extent of the impact of the Castano decision on tobacco-related class action litigation is still uncertain, although the decertification of the Castano class by the Fifth Circuit may preclude other federal courts from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The Castano decision has had to date, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in Louisiana (Liggett is not a defendant in this proceeding) and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions, Broin and Engle, were certified in state court in Florida prior to the Fifth Circuit's decision. The Castano decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

      In May 1994, an action entitled Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. In July 1998, Phase I of the trial in this action commenced. On July 7, 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court has decided that Phase II of the trial, which commenced November 1, 1999, will be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. (See Subsequent Events.)

      Class certification motions are pending in a number of putative class actions. Class certification has been denied or reversed in several actions while classes remain certified in one case against Liggett in Florida and one in Maryland. A number of class certification decisions are on appeal.

      Governmental Actions. As of September 30, 1999, there were approximately 20 Governmental Actions pending against Liggett. In these proceedings, the governmental entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      On or about September 22, 1999, the United States of America commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover healthcare costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The action is allegedly brought under the Medical Care Recovery Act and the Medicare secondary payer provisions of the Social Security Act and RICO.

      Third-Party Payor Actions. As of September 30, 1999, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago, and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation and violation of federal racketeering and antitrust laws as well as other claims. In January 1999, a federal judge in Seattle dismissed the Third-Party Payor Action brought by seven Blue Cross/Blue Shield Plans. The court ruled that the insurance providers did not have standing to bring the lawsuit. However, in February 1999, a federal judge in the Eastern District of New York denied pleas by the industry to dismiss the Third-Party Payor Action brought by 24 Blue Cross/Blue Shield Plans. Similarly, in March 1999, a federal judge in the Northern District of Illinois denied the industry's motion to dismiss.

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

      Settlements. In March 1996, Brooke Group Holding and Liggett entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. The Castano class was subsequently decertified by the court.

      In March 1996, March 1997 and March 1998, Brooke Group Holding and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all tobacco-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

      In November 1998, Philip Morris, Brown & Williamson Tobacco Corporation, R.J. Reynolds Tobacco Company and Lorillard Tobacco Company (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states,

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. As described below, Brooke Group Holding and Liggett had previous settlements with a number of these Settling States and also had previously settled similar claims brought by Florida, Mississippi, Texas and Minnesota.

      The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, to date, in 45 states and territories.

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

      The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated. With respect to all non-economic obligations under the previous settlements, both Brooke Group Holding and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

      In March 1997, Liggett, Brooke Group Holding and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. In July 1998, Liggett, Brooke Group Holding and plaintiffs filed an amended class action settlement agreement in Fletcher which agreement was preliminarily approved by the court in December 1998. On July 22, 1999, the court denied approval of the Fletcher class action settlement. The parties' motion for reconsideration is still pending.

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

      Trials. There are no trials involving Brooke Group Holding or Liggett scheduled for the remainder of 1999, other than the Engle case. Cases currently scheduled for trial during the first six months of 2000 include a lawsuit brought by several Blue Cross/Blue Shield plans in federal court in New York (April), two asbestos company contribution lawsuits in Mississippi and New York (February), one Class Action in Maryland (February) and a Third-Party Payor Action brought by unions in New York
      (June). Also, two Individual Actions and an adequacy of warning case are currently scheduled for trial during the first six months of 2000. Trial dates, however, are subject to change.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      The Company is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. The Company is unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of many of the cases pending against Brooke Group Holding or Liggett, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      SUBSEQUENT EVENTS:

      In connection with the Engle case, on October 20, 1999, the Third District Court of Appeal denied the defendants' motion to order the trial court to assess punitive damages on an individual basis. On October 29, 1999, the defendants petitioned the Florida Supreme Court for relief. On November 3, 1999, the Florida Supreme Court requested briefing from the plaintiffs.


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

      In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The Fourth Circuit reversed the district court on appeal and in August 1998 held that the FDA cannot regulate tobacco products because Congress had not given them the authority to do so. In April 1999, the Supreme Court granted certiorari to review the Fourth Circuit's decision that the FDA does not have the authority to regulate access to, and labeling of, tobacco products. Oral argument has been scheduled for December 1999. The Company and Liggett support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Governmental Actions settlements above.

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

      In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, the Company is not able to evaluate. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.


      OTHER MATTERS:

      In March 1997, a shareholder derivative suit was filed against New Valley, as a nominal defendant, its directors and Brooke Group Holding in the Delaware Chancery Court, by a shareholder of New Valley. The suit alleges that New Valley's purchase in January 1997 of the BML shares from BOL constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, the Company aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. Brooke Group Holding's and New Valley's time to respond to the complaint has not yet expired. Brooke Group Holding and New Valley believe that the allegations are without merit. Although there can be no assurances, the Company is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      On July 2, 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Brooke Group Holding and New Valley believe that the allegations are without merit. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      On October 18, 1999, an action was commenced against a subsidiary of Brooke Group Holding. in the Supreme Court of the State of New York, County of New York. The Complaint alleges that under the terms of a 1993 Put Agreement, Brooke Group Holding's subsidiary was obligated to purchase certain shares of plaintiff's stock for $7.5 million. In addition, the Complaint seeks prejudgment interest in the amount of approximately $3 million. The Company believes, and has been so advised by counsel, that it has a number of valid defenses to this matter.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

14.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three and nine months ended September 30, 1999 and 1998 follows:


                                                 United
                                                 States        Russia        Broker-        Real        Corporate
                                                Tobacco       Tobacco        Dealer*       Estate*      and Other*      Total
                                                -------      --------        ------        ------       ---------       -----

Three Months Ended Sept. 30, 1999:

Net revenues............................         $108,676    $  27,256      $12,711       $  1,576     $                $150,219
Operating income (loss).................           19,689        4,262       (2,424)         1,683        (3,848)         19,362
Depreciation and amortization...........              747        1,649          244            450            12           3,102
Capital expenditures....................            1,112        5,350                                        46           6,508

Three Months Ended Sept. 30, 1998:

Net revenues............................           85,630       22,549                                                   108,179
Operating income (loss).................            8,685        2,177                                     2,116          12,978
Depreciation and amortization...........            1,738          253                                        60           2,051
Capital expenditures....................              488        9,663                                                    10,151


Nine Months Ended Sept. 30, 1999:

Net revenues............................          288,649       64,945       18,587          2,330                       374,511
Operating income (loss).................           55,904        4,830       (2,531)         1,312        (4,397)         55,118
Identifiable assets.....................          107,785      135,268       39,841         59,872       166,548         509,314
Depreciation and amortization...........            2,567        2,921          144            863             8           6,503
Capital expenditures....................            8,084       35,915                                       373          44,372

Nine Months Ended Sept. 30, 1998:

Net revenues............................          234,654       69,553                                                   304,207
Operating income (loss).................           23,830        9,651                                        63          33,544
Identifiable assets.....................           61,678       69,031                                    10,621         141,330
Depreciation and amortization...........            5,031          412                                       228           5,671
Capital expenditures....................            1,182       16,107                                                    17,289


---------------------
 *Broker-Dealer, Real Estate and New Valley's portion of Corporate and Other are included for the three and four months ended September 30, 1999 when New Valley became a consolidated subsidiary of the Company.

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

         The Company is a holding company for a number of businesses which it holds through its wholly-owned subsidiary BGLS. Accordingly, a separate Management's Discussion and Analysis of Financial Condition and Results of Operations for BGLS is not presented herein as it would not differ materially from the discussion of the Company's consolidated results of operations, capital resources and liquidity. The Company is principally engaged in the manufacture and sale of cigarettes in the United States through its subsidiary Liggett; in the manufacture and sale of cigarettes in Russia through its subsidiary Liggett-Ducat; and in the investment banking and brokerage business in the United States, real estate operations in Russia and investment in Internet-related businesses through its majority-owned subsidiary New Valley.


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

         Cigarette Pricing Activity. During 1998, the major cigarette manufacturers, including Liggett, announced list price increases of $6.35 per carton. This included an increase of $4.50 per carton announced by the industry in December following the signing of the Master Settlement Agreement. In August 1999, Philip Morris increased list prices by $1.80 per carton. Other major manufacturers, including Liggett, followed suit.

         New Liggett-Ducat Factory. During the second quarter of 1999, Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow. This factory uses Western cigarette making technology and has a capacity of approximately 35 billion cigarettes per year. Production began at the new factory in June 1999.

         New Valley Recapitalization. On June 4, 1999, following approval by New Valley's stockholders, New Valley consummated a plan of recapitalization. Under the recapitalization, New Valley's outstanding preferred and common shares were exchanged for new common shares and warrants. As a result of the recapitalization, the Company increased its ownership from approximately 42.3% of New Valley's outstanding common shares to 55.1%. New Valley became a consolidated subsidiary of the Company as of June 1, 1999. In addition, the Company's equity in New Valley increased by $59,263 ($38,331 net of taxes). Prior to the recapitalization, the Company had accounted for its investment in New Valley's common shares using the equity method and its New Valley preferred shares were classified as available for sale and carried at fair value.

         New Valley Shopping Centers. On August 30, 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 (before closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. In connection with the transaction, New Valley recorded a gain of $3,849 on the sale.


RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 1999, there were approximately 280 individual suits, 50 purported class actions and 90 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and

Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such tobacco-related litigation. See Part II,
Item 1, "Legal Proceedings" and Note 13 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

         In March 1996, March 1997 and March 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released the Company and Liggett from all tobacco claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. The Company accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlements and $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the Master Settlement Agreement, $14,928 of net charges accrued for the prior settlements were reversed in 1998. See the discussions of the tobacco litigation settlements appearing in Note 13 to the Company's Consolidated Financial Statements.


RESULTS OF OPERATIONS

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          -------------------          -------------------
                                          1999           1998          1999           1998
                                          ----           ----          ----           ----
                                                       (Dollars in Thousands)

  Net revenues:
  Liggett.......................         $108,676      $  85,630      $288,649       $234,654
  Liggett-Ducat.................           27,256         22,549        64,945         69,553
                                         --------       --------      --------       --------
      Total tobacco.............          135,932        108,179       353,594        304,207

*Broker-dealer..................           12,711                       18,587
*Real estate....................            1,576                        2,330
                                         --------       --------      --------       --------
      Total revenues............          150,219        108,179       374,511        304,207

  Operating income:
  Liggett.......................           19,689          8,685        55,904         23,830
  Liggett-Ducat.................            4,262          2,177         4,830          9,651
                                         --------       --------      --------       --------
      Total tobacco.............           23,951         10,862        60,734         33,481

*Broker-dealer..................           (2,424)                      (2,531)
*Real estate....................            1,683                        1,312
  Corporate and other...........           (3,848)         2,116        (4,397)            63
                                         --------       --------      --------       --------
      Total operating income....        $  19,362      $  12,978     $  55,118      $  33,544
                                         ========       ========      ========       ========


*New Valley became a consolidated subsidiary on June 1, 1999. Results of operations for New Valley are included for the three and four months ended September 30, 1999.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenues. Total revenues were $150,219 for the three months ended September 30, 1999 compared to $108,179 for the three months ended September 30, 1998. This 38.9% increase in revenues was due to a $23,046 or 26.9% increase in revenues at Liggett, an increase of $4,707 or 20.9% in revenues at Liggett-Ducat and the addition of three months' revenues from New Valley of $14,287.

         Tobacco Revenues. Total tobacco revenues were $135,932 for the three months ended September 30, 1999 compared to $108,179 for the three months ended September 30, 1998. This 25.7% increase in revenues was primarily due to an increase in tobacco revenues at Liggett and at Liggett-Ducat discussed above. Revenues at Liggett increased in both the premium and discount segments combined by 26.9% ($23,046) due to price increases of $33,224 (see "Recent Developments-Cigarette Pricing Activity"), partially offset by a 7.0% decline in unit sales volume (approximately 99.5 million units), accounting for $5,971 in volume variance and an unfavorable product mix of $4,207. The decline in Liggett's unit sales volume was due primarily to the closing of the Philip Morris brand transaction on May 24, 1999 as well as an overall decline in industry volume, certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the third quarter of 1999 amounted to $15,114 and represented 13.9% of Liggett's total sales, compared to $26,986 and 31.5% of total sales in the third quarter of 1998. Premium revenues declined by 44.0% ($11,872) for the three months ended September 30, 1999, compared to the prior year period, due primarily to the contribution of the three premium brands, Lark, Chesterfield and L & M, to Trademarks LLC on May 24, 1999 which accounts in part for an unfavorable volume variance of $15,693 reflecting a 58.2% decline in unit sales volume (approximately 221.8 million units), which was partially offset by price increases of $3,821. As adjusted for the contribution of the three brands, the decline in Liggett's premium segment compared to the prior year period was 13.5% (approximately 25.2 million units). This compares to an overall industry decline in the premium segment of approximately 10.4% in the third quarter of 1999 compared to prior year period.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended September 30, 1999 amounted to $93,562 and represented 86.1% of Liggett's total sales, compared to $58,644 and 68.5% of total sales for the three months ended September 30, 1998. In the discount segment, revenues grew by 59.5% ($34,918) for the three months ended September 30, 1999 compared to the prior year period, due to price increases of $29,403, along with an 11.7% increase in unit sales volume (approximately 122.3 million units), accounting for $6,860 in volume variance partially offset by an unfavorable product mix among the discount brand categories of $1,345.

         For the three months ended September 30, 1999, fixed manufacturing costs at Liggett were $1,541 lower than in the same period in 1998, with a decrease in costs per thousand units of $1.25 per thousand due primarily to a reduction in the fixed portion of indirect labor costs.

         Net tobacco revenues at Liggett-Ducat for the three months ended September 30, 1999 increased 20.8% over the same period in 1998 due to a 36.5% increase in unit sales volume ($8,236) (approximately 1,809 million units) and a small favorable product mix of $317 offset by a 17.1% decrease in prices ($3,846).

         Tobacco Gross Profit. Tobacco consolidated gross profit was $88,459 for the three months ended September 30, 1999 compared to $61,093 for the three months ended September 30, 1998, an increase of $27,366 or 44.8% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $25,916 and at Liggett-Ducat of $1,450 for the three months ended September 30, 1999 compared to the same period in the prior year. For the three months ended September 30, 1999, Liggett's premium brands contributed 13.0% and discount brands contributed 77.8% to the Company's gross tobacco profit. Liggett-Ducat contributed 9.2%. Over the same period in 1998, Liggett's premium brands contributed 30.0%, Liggett's discount brands contributed 59.0% and Liggett-Ducat contributed 11% to the Company's gross profit.

         Gross profit at Liggett of $80,163 for the three months ended September 30, 1999 increased $25,916 from gross profit of $54,247 for the third quarter of 1998, due primarily to the price increases discussed above. (See "Recent Developments-Cigarette Pricing Activity".) As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 85.6% for the three months ended September 30, 1999 compared to 78.9% for the same period in 1998, with gross profit for the premium segment at 86.7% in the 1999 period compared to 80.8% in the 1998 period. Gross profit for the discount segment was 85.8% for the three months ended September 30, 1999 and 78.0% for the three months ended September 30, 1998. This increase is primarily the result of the 1998 list price increases, followed by the August 1999 increase.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased 2.6% to 32.4% for the three months ended September 30, 1999 compared to 35.0% in the same period in 1998, primarily due to lower prices offset by higher sales volumes.

         Broker-Dealer and Real Estate Revenues. For the three months ended September 30, 1999, Ladenburg's revenues were $12,711 and real estate revenues were $1,576.

         Expenses. Operating, selling, general and administrative expenses were $83,384 for the three months ended September 30, 1999 compared to $48,115 for the same period last year, an increase of $35,269 due to increased expenses at Liggett of $14,912 and an increase of $19,482 caused by consolidation of New Valley, which was not a consolidated subsidiary during the prior year slightly offset by a decrease of $464 at Liggett-Ducat. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs and increased administrative costs partially offset by a reduction in legal expense and in amortization charges. At Liggett-Ducat, other selling, general and administrative expenses were reduced over the prior year period offset by increased depreciation due to the opening of the new factory in June 1999 and increased marketing and advertising expense due primarily to the introduction of western style cigarettes.

         Other Income (Expenses). For the three months ended September 30, 1999, other expense was $11,396 compared to expense of $28,035 for the prior year period.

         Interest expense was $16,114 for the three months ended September 30, 1999 compared to $20,138 for the same period last year. This decrease of $4,024 was primarily due to a savings of $6,979 at Liggett because of the redemption by Liggett of its Senior Secured Notes on December 28, 1998 and lower interest expense of approximately $5,706 at corporate due to the repurchase of a portion of BGLS' 15.75% Senior Secured Notes beginning in May 1999. This was offset by the addition of $2,209 in interest expense of New Valley and higher interest expense at Western Tobacco Investment LLC ("Western Tobacco") of $6,211 primarily due to increased interest rates on credit facilities in Russia and non-cash interest expense under the participating loan agreement.

         New Valley contributed gains of $1,740 from its joint venture, $151 from sale of investments, and $3,849 from the sale of five of its U. S. shopping centers.

         Equity in earnings of affiliate was a loss of $908 for the three months ended September 30, 1999 compared to a loss of $8,935 for the three months ended September 30, 1998. The 1999 loss relates to New Valley's minority interests in its equity investees while the 1998 loss for the period relates to New Valley's net loss applicable to common shares of $22,622 when the Company accounted for its interest in New Valley on the equity method.

         Income tax expense for the third quarter of 1999 was $2,782 compared to a tax benefit of $2,447 for the third quarter of 1998. The effective tax rates for the three months ended September 30, 1999 and 1998 do not bear a customary relationship to pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and foreign taxes.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenues. Total revenues were $374,511 for the nine months ended September 30, 1999 compared to $304,207 for the nine months ended September 30, 1998. This 23.1% increase in revenues was due to a $53,995 or 23.0% increase in revenues at Liggett and the addition of revenues from New Valley of $20,917 offset by a decrease in revenues of $4,608 at Liggett-Ducat due primarily to the temporary halt in production in connection with the move to the new factory.

         Tobacco Revenues. Tobacco revenues at Liggett increased for both the premium and discount segments due to price increases of $94,328 (see "Recent Developments-Cigarette Pricing Activity") partially offset by a 14.6% ($34,290) decline in unit sales volume (approximately 609.6 million units) and $6,043 in unfavorable sales mix. The decline in Liggett's unit sales volume was due to an overall decline in industry volume, the closing of the Philip Morris brand transaction, certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers. The decrease in tobacco revenues at Liggett-Ducat is attributable to decreased prices of $15,366 offset by a positive volume variance of $9,011 and a favorable product mix of $1,747 compared to the prior year period. Although volume increased by approximately 1,791 million units in the nine months ended September 30, 1999, Liggett-Ducat's sales volume was adversely affected by the move to the new factory and price declines in Russia.

         Premium sales at Liggett for the nine months ended September 30, 1999 amounted to $63,777 and represented 22.1% of total Liggett sales, compared to $76,898 and 32.8% of total sales for the same period in 1998. In the premium segment, revenues declined by 17.1% over the nine months ended September 30, 1999, compared to the same period in 1998, due to an unfavorable volume variance of $31,728, reflecting a 41.3% decline in unit sales volume (approximately 471.4 million units), primarily due to the closing of the Philip Morris brand transaction on May 24, 1999, which was partially offset by price increases of $18,607. As adjusted for the contribution of the three brands in the Philip Morris brand transaction, the decline in Liggett's premium segment from the prior year period was 21.5% (approximately 184.4 million units). Although this decline compares unfavorably to an overall industry decline in the premium segment of approximately 9.7% during the nine months of 1999, Liggett's management believes that the percentage decline is consistent with other, smaller premium brands.

         Liggett's discount sales over the nine month period amounted to $224,872 and represented 77.9% of total Liggett sales, compared to $157,756 and 67.2% of total Liggett sales for the same period in 1998. In the discount segment, revenues grew by 42.5% ($67,116) over the nine months ended September 30, 1999 compared to the same period in 1998, due to price increases of $75,721, partially offset by a 4.6% decline in unit sales volume
(approximately 138.2 million units) accounting for $7,197 in volume variance and an unfavorable product mix of $1,408.

         For the nine months ended September 30, 1999, fixed manufacturing costs on a basis comparable to the same period in 1998 were $604 lower, with an increase in costs per thousand units of $0.04 per thousand against a 6.0% decline in production volume from the previous year.

         Tobacco Gross Profit. Tobacco consolidated gross profit was $224,596 for the nine months ended September 30, 1999 compared to $163,785 for the nine months ended September 30, 1998, an increase of $60,811 or 37.1% when compared to the same period last year, due primarily to price increases at Liggett offset by the price declines at Liggett-Ducat discussed above. Liggett's premium brands contributed 21.2% to the Company's gross profit, the discount segment contributed 72.2% and Liggett-Ducat contributed 6.6% for the nine months ended September 30, 1999. Over the same period in 1998, Liggett's premium brands contributed 31%, the discount segment contributed 57% and Liggett-Ducat contributed 12%.

         Liggett's gross profit of $209,507 for the nine months ended September 30, 1999 increased $66,139 from gross profit of $143,368 for the same period in 1998, due primarily to the price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 84.5% for the nine months ended September 30, 1999 compared to 77.4% for the same period in 1998, with gross profit for the premium segment at 85.5% and 79.8% in the nine months ended September 30 of 1999 and 1998, respectively, and gross profit for the discount segment at 84.7% and 76.1% in 1999 and 1998, respectively. This increase is primarily the result of the 1998 list price increases and, to a lesser degree, list price increases in August 1999.

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat increased to 49.5% for the nine months ended September 30, 1999 compared to 33.3% in the same period in 1998, due to larger volume and better product mix.

         Broker-Dealer and Real Estate Revenues. New Valley's broker-dealer revenues were $18,587 and real estate revenues were $2,330 for the four months ended September 30, 1999.

         Expenses. Operating, selling, general and administrative expenses were $190,395 for the nine months ended September 30, 1999 compared to $130,241 for the prior year period. The increase of $60,154 is due primarily to a $33,277 increase at Liggett and additional expenses of $26,849 as a result of the consolidation of New Valley. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs partially offset by a reduction in amortization charges and legal expenses.

        Other Income (Expenses). For the nine months ended September 30, 1999, Liggett recognized a gain of $294,098 in connection with the closing of the Philip Morris brand transaction. In addition, New Valley recognized a gain of $7,877 primarily on the sale of substantially all of Thinking Machines' assets and the sale of five U. S. shopping centers. The Company also recognized in March 1999 a deferred gain of $7,050 relating to the expiration of the put obligation on Ducat Place III (the site of the old cigarette factory in Russia) in connection with the 1997 sale of the BrookeMil Ltd. common shares.

        Interest expense was $43,200 for the nine months ended September 30, 1999 compared to $60,561 for the same period in the prior year. The decrease of $17,361 is largely due to a savings of $20,297 because of the redemption by Liggett of its Senior Secured Notes on December 28, 1998, and a savings of $8,207 at BGLS due to the repurchase of a portion of BGLS' Senior Secured Notes. This was offset by additional interest expense at Western Tobacco of $8,174 and interest at New Valley of $3,018.

         Equity in earnings of affiliate was a loss of $10,106 and includes the Company's loss in New Valley which was accounted for on the equity method for the five months ended May 31, 1999 as well as losses at New Valley on its equity method investees compared to a loss of $20,383 for the nine months ended September 30, 1998 which relates to New Valley's net loss applicable to common shares of $67,051 also accounted for on the equity method.

         Income tax expense for the nine months ended September 30, 1999 was $86,156 compared to a benefit of $1,135 for the nine months ended September 30, 1998. The effective tax rates do not bear a customary relationship to pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and foreign taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $1,082 for the nine months ended September 30, 1999 and increased $1,636 for the nine months ended September 30, 1998. Net cash provided by operations for the nine months ended September 30, 1999 was $30,750 compared to net cash used in operations of $17,847 for the comparable period of 1998. The increase of $48,597 in net cash provided by operating activities in the 1999 period over the prior year was primarily due to an increase in operating income at Liggett, a reduction in debt service, resulting primarily from Liggett's note redemption on December 28, 1998, an increase in deferred interest at BGLS and an increase in accrued liabilities. In the 1998 period, cash payments included interest payments by BGLS and Liggett of approximately $50,000. In addition, increases in inventories were partially offset by decreases in receivables and in payables and in other long-term liabilities.

         Cash provided by investing activities of $142,638 compares to cash used of $14,912 for the periods ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, the majority of the proceeds were from the purchase of the Class A option by Philip Morris in May 1999, loan proceeds which Trademarks borrowed and distributed to Eve and the sale of real estate. In the 1999 period, these proceeds were partially offset by capital expenditures primarily for machinery and equipment at Liggett of $8,084 and equipment and construction costs for the new factory of $35,915 at Liggett-Ducat. Other payments made principally pertained to broker-dealer transactions and the sale of assets at New Valley. In the 1998 period, capital expenditures at Liggett of $1,182 and $16,107 at Liggett-Ducat were partially offset by proceeds from the sale of equipment.

         Cash used in financing activities was $173,569 for the nine months ended September 30, 1999 as compared with cash provided of $33,838 for the nine months ended September 30, 1998. Cash was used in the 1999 period to retire the BGLS Senior Secured Notes in the amount of $149,735 and retire $35,023 of New Valley mortgage financing relating to the five shopping centers sold in August 1999. Cash was also used in the 1999 period to decrease the margin loan at New Valley, to purchase preferred stock in a New Valley subsidiary and for distributions on the Company's common stock. Net borrowings under the revolving credit facilities were $14,888, of which $1,380 is attributable to Liggett and $13,508 is attributable to Liggett-Ducat. Proceeds included $4,976 of equipment financing and the effect of the New Valley recapitalization ($9,055). Proceeds in the 1998 period included $25,000 from a participating loan made by Western Realty Ducat, $10,144 from the issuance of stock and net proceeds from debt of $2,905. These proceeds were offset primarily by distributions on common stock of $3,055 and repayments under revolving credit facilities of $1,616.

         Liggett. On December 28, 1998, Liggett redeemed the entire outstanding $144,891 principal amount of the Liggett Notes at 100% of the principal amount together with accrued interest. Proceeds of $150,000 from the purchase by Philip Morris of two options to purchase interests in the entity which acquired the three brands of Eve were used to fund the redemption.

         The closing of the exercise by Philip Morris of the Class A option occurred on May 24, 1999. Upon closing, Liggett received $145,000 from the purchase of the Class A interest and the distribution of certain loan proceeds by the entity to Eve, which guaranteed the loan.

         Liggett has a $40,000 credit facility under which $3,818 was outstanding at September 30, 1999. Availability under the facility was approximately $14,755 based on eligible collateral at September 30, 1999. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.25% through June 30, 1999, 9.50% for the months of July and August 1999 and 9.75% at September 30, 1999. The facility requires Liggett's compliance with certain financial and other covenants including restrictions on the payment of cash dividends and distributions by Liggett. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 1999, Liggett was in compliance with all covenants under the facility; Liggett's adjusted net worth was $30,707 and adjusted net working capital was $24,670, as computed in accordance with the agreement. The facility expires on March 8, 2000 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

         On May 28, 1999, a newly formed entity owned by Liggett signed an agreement to purchase an industrial facility for $8.4 million in Mebane, North Carolina. Liggett plans to relocate its tobacco manufacturing operations to the new facility. Liggett is currently seeking financing for the purchase, which is subject to the completion of due diligence and other customary conditions.

         Liggett (and, in certain cases, the Company's predecessor, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke (environmental tobacco smoke) from cigarettes. The Company believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 13 to the Company's Consolidated Financial Statements.

         The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett. It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

         BGLS. Through September 30, 1999, BGLS repurchased $139,794 principal amount of its 15.75% Senior Secured Notes due 2001 (the "Notes"), together with accrued interest thereon for a discounted purchase price of $157,288. The purchases were made using primarily the proceeds of the Philip Morris brand transaction which closed on May 24, 1999.

         At September 30, 1999, BGLS had outstanding $93,070 principal amount of the BGLS Notes which mature on January 31, 2001. Of this amount, $60,600 of the Notes carry deferred interest. On March 2, 1998, BGLS entered into a standstill agreement with the holders of $97,239 principal amount of its notes, who were affiliated with Apollo, under which the Apollo holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS had a total of $27,863 of deferred interest outstanding as of September 30, 1999.

         BOL. Liggett-Ducat has recently completed construction of a new cigarette factory on the outskirts of Moscow which became operational in June 1999. The new factory, which utilizes Western cigarette making technology and has a capacity of approximately 35 billion units per year, produces American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Ducat has made a $30,000 participating loan to Western Tobacco which holds BOL's interest in Liggett-Ducat and the new factory. In addition, BOL has entered into promissory notes for equipment purchases which have a liability of approximately $23,428 at September 30, 1999. The Company is a guarantor on purchases for which the remaining obligation is approximately $8,500. The remaining costs for construction and equipment for the new factory are being financed by loans from Russian banks and approximately $14,500 of loans from BOL made during the first half of 1999.

         The Company. The Company has substantial near-term consolidated debt service requirements, with aggregate required principal payments of approximately $150,000 due in the years 1999 through 2001. The Company believes that it will continue to meet its liquidity requirements through 1999, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At September 30, 1999, the remaining amount available through December 31, 1999 in the Restricted Payment Basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $14,864. Corporate expenditures (exclusive of Liggett, BOL and New Valley) over the next twelve months for current operations include cash interest expense of approximately $5,114, dividends on the Company's shares (currently at an annual rate of approximately $21,990) and corporate expenses. The Company anticipates funding its expenditures for current operations with public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


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

         Equity Price Risk. Ladenburg maintained inventories of trading securities at September 30, 1999 with fair values of $9,779 in long positions and $2,697 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the Ladenburg's financial instruments at September 30, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         New Valley held investment securities available for sale totaling $41,378 at September 30, 1999. Approximately 38% of these securities represent an investment in RJ Reynolds Tobacco Holdings and Nabisco Group Holdings, which are defendants in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings against these companies could have a significant effect on the value of New Valley's investment.

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

         Liggett. Liggett utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. Liggett has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the Year 2000. To date, the focus of Year 2000 compliance and verification efforts has been directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units formed as part of Liggett's reorganization which began in January 1997. Liggett estimates that approximately $138 of the expenditures for this reengineering effort related to Year 2000 compliance, validation and testing. In January of 1998, Liggett initiated a major conversion of factory accounting, materials management and information systems at its Durham production facility with upgrades that have been successfully tested for Year 2000 compliance. This conversion was completed in November 1998. Program upgrades to Liggett's payroll system were completed in July 1999 with parallel upgrades to the human resources system software completed in August 1999. Enhancements to Liggett's warehouse management finished goods inventory tracking systems were completed in October 1999. Y2K testing is currently underway on manufacturing's database/applications software (in addition to all other related software and hardware used in production operations). This project timetable calls for the completion of all tests, along with resolution of any issues encountered, by December 11, 1999. It is anticipated that all factory, corporate, field sales and physical distribution systems will be completed in sufficient time to support Year 2000 compliance and verification.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Liggett continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, the effects of legislative actions, including tax increases, governmental regulation and privately imposed smoking restrictions, decline in consumption, governmental investigations and litigation. An unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial pending in Florida, and there could be further adverse developments in the Engle case or in other cases. Each of the Company's operating subsidiaries, namely Liggett and Liggett-Ducat, are subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Furthermore, the performance of Liggett-Ducat's, BrookeMil's and Western Realty Ducat's operations in Russia are affected by uncertainties in Russia which include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, as well as a net worth deficiency. The Indenture for the BGLS Notes provides for, among other things, the restriction of certain affiliated transactions between the Company and its affiliates, as well as for certain restrictions on the use of future distributions received from New Valley. The failure of the Company or its significant suppliers and customers, especially Ladenburg's clearing agent, to adequately address the "Year 2000" issue could result in misstatement of reported financial information or could adversely affect its business. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION


Item 1.       Legal Proceedings

              Reference is made to Note 13, incorporated herein by reference, to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which the Company and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit
              99.1 for additional information regarding the pending material legal proceedings to which Brooke Group Holding, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       Changes in Securities and Use of Proceeds

              No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 1999.

Item 3.       Defaults Upon Senior Securities

              On June 4, 1999, New Valley consummated a recapitalization under which its outstanding Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares were exchanged for new Common Shares and warrants. As a result of the recapitalization, all accrued and unpaid dividends on the preferred shares were eliminated.

Item 5.       Other Information

              On October 1, 1999, pursuant to Section 251(g) of the Delaware General Corporation Law and the Agreement and Plan of Merger, dated as of September 30, 1999, by and among Brooke Group Holding, the predecessor of the Company (the "Predecessor"), the Company and BGL Merger Inc., an indirect wholly-owned Delaware subsidiary of the Company ("BGL Merger"), BGL Merger merged (the "Merger") with and into the Predecessor, which was the surviving corporation in the Merger, and BGL Merger ceased to exist. Pursuant to the Merger, (i) each share of common stock, par value $.01 per share, of BGL Merger issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), was converted into one share of common stock, par value $.10 per share, of the Predecessor, (ii) each share of common stock, par value $.10 per share, of the Predecessor issued and outstanding or held in its treasury immediately prior to the Effective Time was converted into one share of common stock, par value $.10 per share, of the Company (the "Company Common Stock"), and (iii) each share of the Company Common Stock issued and outstanding immediately prior to the Effective Time was canceled.

              In connection with the Merger, BGLS Inc. ("BGLS"), a subsidiary of the Predecessor, sold the stock of all of its direct wholly-owned subsidiaries, other than Liggett Group Inc., to BGLS Holding Inc. ("BGLS Holding"), a Delaware corporation which is a direct wholly-owned subsidiary of the Company. In consideration for such shares, BGLS transferred and assigned to BGLS Holding, and BGLS Holding assumed and agreed to perform and discharge, pursuant to a supplemental indenture, all of BGLS' obligations under the Indenture dated as of January 1, 1996 between BGLS and State Street Bank and Trust Company, as Trustee, pursuant to which BGLS had issued its 15.75% Series B Senior Secured Notes due 2001. In addition, BGLS Holding assumed all of BGLS' liability as plan sponsor of three pension plans. Following these transactions, BGLS merged into the Predecessor and the name of BGLS Holding was changed to "BGLS Inc."

              As a result of the Merger, all the business and operations previously conducted by the Predecessor and its direct and indirect subsidiaries are now conducted by the Company and its direct and indirect subsidiaries. The assets and liabilities of the Company and its direct and indirect subsidiaries on a consolidated basis are the same as the assets and liabilities of the Predecessor and its direct and indirect subsidiaries immediately before the Merger. The Certificate of Incorporation and the Bylaws of the Company immediately after the Merger were identical to the Restated Certificate of Incorporation, as amended, and the Amended and Restated Bylaws of the Predecessor as in effect immediately prior to the Merger. The capital stock of the Company has the same designations, rights and preferences as the capital stock of the Predecessor immediately prior to the Merger. In addition, the persons who held offices as directors and officers of the Predecessor prior to the Merger hold the same offices in the Company after the Merger. The Company Common Stock is listed for trading on the NYSE under the symbol "BGL", as was the common stock of the Predecessor. Stockholders of the Predecessor do not recognize gain or loss for U.S. Federal income tax purposes as a result of the Merger.

              The conversion of shares in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of common stock of the Predecessor are deemed to represent shares of Company Common Stock.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

              *2.1    Agreement and Plan of Merger, dated as of September
                      30, 1999, by and among Brooke Group Ltd., BGL Successor Inc. and BGL Merger Inc. (incorporated by reference to
                      Exhibit 2.1 in the Company's Report on Form 8-K dated October 1, 1999, Commission File No. 1-5759).

               3.1 Amended and Restated Certificate of Incorporation of Brooke Group Ltd.

               3.2    By-Laws of Brooke Group Ltd.

               3.3     Certificate of Incorporation of BGLS Inc.

               3.4     By-Laws of BGLS Inc.

              *4.1    First Supplemental Indenture, dated as of September
                      30, 1999, to the Indenture, dated as of January 1, 1996, between BGLS Inc., BGLS Holding Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 in the Company's Report on Form 8-K dated October 1, 1999, Commission File No. 1-5759).

              *4.2 Amendment No. 1, dated as of September 30, 1999, to the Pledge and Security Agreement, dated as of January 1, 1996, between BGLS Holding Inc., Brooke Group Holding Inc., BGLS Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 in the Company's Report on Form 8-K dated October 1, 1999, Commission File No. 1-5759).

              *10.1 Purchase Agreement, dated as of September 30, 1999, between BGLS Inc. and BGLS Holding Inc. (incorporated by reference to Exhibit 10.1 in the Company's Report on Form 8-K dated October 1, 1999, Commission File No. 1-5759).

               27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

               27.2   BGLS Inc.'s Financial Data Schedule (for SEC use only).

               99.1   Material Legal Proceedings.

               99.2 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended September 30, 1999 and 1998.

              *99.3   New Valley Corporation's Interim Consolidated
                      Financial Statements for the quarterly periods ended September 30, 1999 and 1998 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, Commission File No. 1-2493).

               99.4    Brooke (Overseas) Ltd.'s Interim Consolidated Financial
                      Statements for the quarterly periods ended September 30, 1999 and 1998.


----------------
*Incorporated by reference

              (b)     Reports on Form 8-K

                      None.

                                   SIGNATURES





    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               BROOKE GROUP LTD.
                                               (REGISTRANT)

                                               By: /s/ Joselynn D. Van Siclen
                                                   -----------------------------
                                                   Joselynn D. Van Siclen
                                                   Vice President and Chief
                                                   Financial Officer

Date:  November 15, 1999






                                                BGLS INC.
                                                (REGISTRANT)

                                                By: /s/ Joselynn D. Van Siclen
                                                   -----------------------------
                                                   Joselynn D. Van Siclen
                                                   Vice President and Chief
                                                   Financial Officer

Date:  November 15, 1999