Form 10-K405
period 1999-12-31
BROOKE GROUP LTD; BGLS INC
filed 2000-03-30
CIK 59440, 927388

===============================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                        WHICH REGISTERED
  --------------------------------------              -----------------------
 Common Stock, par value $.10 per share              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Brooke Group Ltd. as of March 24, 2000 was approximately $142,000,000. Directors and officers and ten percent or greater stockholders of Brooke Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         At March 24, 2000, Brooke Group Ltd. had 21,989,782 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

+==============================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-K

                        T A B L E   O F   C O N T E N T S
                        ---------------------------------

                                                                                                            PAGE
                                                                                                            ----

                                                  PART I

Item 1.   Business.....................................................................................         1

Item 2.   Properties...................................................................................        23

Item 3.   Legal Proceedings............................................................................        23

Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrants........................................................        24


                                                 PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters........................        27

Item 6.   Selected Financial Data......................................................................        28

Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        30

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        44

Item 8.   Financial Statements and Supplementary Data..................................................        44

Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        45


                                                 PART III

Item 10.  Directors and Executive Officers of the Registrants..........................................        45

Item 11.  Executive Compensation.......................................................................        45

Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................        45

Item 13.  Certain Relationships and Related Transactions...............................................        45


                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        46

SIGNATURES.............................................................................................        55


                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Brooke Group Ltd., a Delaware corporation, is a holding company for a number of businesses. It is engaged principally in the manufacture and sale of cigarettes in the United States through its subsidiary Liggett Group Inc.; in the manufacture and sale of cigarettes in Russia through its subsidiary Liggett-Ducat Ltd.; and in the investment banking and brokerage business in the United States, real estate operations in Russia and investment in Internet-related businesses through its majority-owned subsidiary New Valley Corporation. Brooke holds these businesses through its wholly-owned subsidiary, BGLS Inc., a Delaware corporation.

         Brooke is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of Brooke, BGLS and New Valley, who beneficially owns approximately 44% of Brooke's common stock. The principal executive offices of Brooke and BGLS are located at 100 S.E. Second Street, Miami, Florida, and the telephone number is (305) 579-8000.

LIGGETT GROUP INC.

         GENERAL. Liggett, which is the operating successor to the Liggett & Myers Tobacco Company, is the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Substantially all of Liggett's manufacturing facilities are located in or near Durham, North Carolina.

         Liggett is a wholly-owned subsidiary of Brooke Group Holding Inc., the predecessor of Brooke and a wholly-owned subsidiary of BGLS.

         Liggett manufactures and sells cigarettes primarily in the United States. Liggett believes, based on published industry sources, that Liggett's domestic shipments of approximately 5.24 billion cigarettes during 1999 accounted for 1.2% of the total cigarettes shipped in the United States during such year. This market share percentage represents a decline of 0.1% from 1998 and 1997. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 200 combinations of length, style and packaging.

         Until May 1999, Liggett produced four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. Liggett's premium cigarettes represented approximately 18.6% in 1999, 30.2% in 1998 and 32.8% in 1997 of Liggett's net sales (excluding federal excise taxes). Liggett's management believes, based on published industry sources, that Liggett's share of the premium market segment was approximately 0.3% for 1999 and 0.5% for 1998 and 1997. As part of the Philip Morris brand transaction which closed on May 24, 1999, Liggett transferred the L&M, CHESTERFIELD and LARK brands, which represented approximately 16.1% in 1998 and 18.1% in 1997 of Liggett's net sales (excluding federal excise taxes).

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. Liggett's management believes, based on published industry sources, that Liggett held a share of approximately 3.9% of the discount market segment for 1999 compared to 3.5% for 1998 and 1997.

         In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four regional Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring was designed to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett reduced its headcount by a total of 108 positions (18%) over the succeeding twelve months.

         In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett plans to relocate its tobacco manufacturing operations from its current facility in Durham, North Carolina to the Mebane facility by the end of 2000. Liggett's management currently estimates that the move will result in annual cost savings of approximately $6 million per year for Liggett.

         At the present time, Liggett has no foreign operations. Liggett does not own the international rights to its remaining premium cigarette brand, EVE, which is marketed by Philip Morris in foreign markets, thereby adversely affecting Liggett's ability to penetrate those markets. Liggett does, however, export other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 128 million cigarettes accounted for approximately 2.5% of Liggett's 1999 total unit sales volume. Revenues from export sales were $1.2 million for 1999, compared to $0.6 million for 1998 and $0.8 million for 1997. Operating income attributable to export sales in 1999 amounted to approximately $0.1 million compared to operating income of $0.07 million in 1998 and an operating loss of $0.1 million in 1997.

         BUSINESS STRATEGY. Liggett's business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett has received under the settlement agreements with the state attorneys general and the Master Settlement Agreement described below. Liggett's long-term business strategy is to focus its marketing efforts on the discount segment of the market. Liggett will seek to increase its profitability by reorganizing its manufacturing facility at a new site and by better targeting of marketing and selling costs using market research and analysis. Liggett intends to reinvest a portion of the price increases and cost savings in marketing to grow its volume and income in the discount segment. Liggett's strategy in the premium segment of the market is to maintain or improve the profitability of its remaining premium brand, EVE, in the face of declining unit sales and market share through improved operating efficiencies and targeted promotional strategies.

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

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 30.7% of its net sales in 1999, approximately 26.9% of its net sales in 1998, and approximately 19.4% of its net sales in 1997. Sales to this customer were primarily in the private label discount segment and constituted approximately 38.2% in 1999, 32.8% in 1998 and 29.1% in 1997 of Liggett's discount segment sales.

         Liggett's marketing and sales functions are performed by approximately 115 direct sales representatives calling on national and regional customer accounts, together with approximately 80 part-time retail sales consultants who service retail outlets. Liggett also employs food broker groups in certain geographic locations to perform these marketing and sales functions.

         TRADEMARKS. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where Liggett's products are sold. Trademark registrations typically have a duration of ten years and can be renewed at Liggett's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiaries, Eve Holdings Inc. and Cigarette Exporting Company of America, Ltd.

         MANUFACTURING. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 1999, substantially all of Liggett's commitments were for the purchase of foreign tobacco.

         Liggett's cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 200 different brand styles under Eve's and Cigarette Exporting's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

         COMPETITION. Liggett is the smallest of the five major manufacturers of cigarettes in the United States. The four largest manufacturers of cigarettes are Philip Morris Incorporated, R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company, Inc.

         There are substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and for premium brands strong brand loyalty. In this industry, the major cigarette manufacturers compete among themselves for market share on the basis of brand loyalty, advertising and promotional activities and trade rebates and incentives. Liggett's four major competitors all have substantially greater financial resources and most of these competitors' brands have greater sales and consumer recognition than Liggett's brands.

         Liggett's management believes, based on published industry sources, that Philip Morris' and RJR's sales together accounted for approximately 72.6% of the domestic cigarette market in 1999. Liggett's domestic shipments of approximately 5.24 billion cigarettes during 1999 accounted for 1.2% of the approximately 419.3 billion cigarettes shipped in the United States during that year, compared to 5.91 billion cigarettes (1.3%) during 1998 and 6.45 billion cigarettes (1.3%) during 1997.

         Industry-wide shipments of cigarettes in the United States have been declining for a number of years. Consistent with published industry sources that domestic industry-wide shipments declined by approximately 9.0% in 1999, Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have contributed to cigarette price increases.

         Historically, because of their dominant market share, Philip Morris and RJR have been able to determine cigarette prices for the various pricing tiers within the industry and the other cigarette manufacturers have brought their prices in line with the levels established by the two industry leaders. Off-list price discounting by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly greater than the manufacturers' list price gap.

         PHILIP MORRIS BRAND TRANSACTION. In November 1998, Brooke and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett's subsidiary, Eve.

         Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of Trademarks' interests, the Class A Voting Interest and the Class B Redeemable Nonvoting Interest. Philip Morris acquired two options to purchase the interests from Eve. In December 1998, Philip Morris paid Eve a total of $150 million for the options, $5 million for the option for the Class A interest and $145 million for the option for the Class B interest. Liggett used the option payment proceeds to fund the redemption of Liggett's Senior Secured Notes on December 28, 1998.

         The Class A option entitled Philip Morris to purchase the Class A interest for $10.1 million. On March 19, 1999, Philip Morris exercised the Class A option, and the closing occurred on May 24, 1999.

         The Class B option entitles Philip Morris to purchase the Class B interest for $139.9 million. The Class B option will be exercisable during the 90-day period beginning on December 2, 2008, with Philip Morris being entitled to extend the 90-day period for up to an additional six months under certain circumstances. The Class B interest will also be redeemable by Trademarks for $139.9 million during the same period the Class B option may be exercised.

         On May 24, 1999, Trademarks borrowed $134.9 million from a lending institution. The loan is guaranteed by Eve and is collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500,000 each year with the Class A interest allocated all remaining income or loss of Trademarks. The proceeds of the loan and the exercise of the Class A option were used to retire a portion of the BGLS notes.

         Trademarks has granted Philip Morris an exclusive license of the three brands for an 11-year term expiring May 24, 2010 at an annual royalty based on sales of cigarettes under the brands, subject to a minimum annual royalty payment of not less than the annual debt service obligation on the loan plus $1 million.

         If Philip Morris fails to exercise the Class B option, Eve will have an option to put its Class B interest to Philip Morris, or Philip Morris' designees, at a put price that is $5 million less than the exercise price of the Class B option (and includes Philip Morris' obtaining Eve's release from its loan guaranty). The Eve put option is exercisable at any time during the 90-day period beginning March 2, 2010.

         If the Class B option, Trademarks' redemption right and the Eve put option expire unexercised, the holder of the Class B interest will be entitled to convert the Class B interest, at its election, into a Class A interest with the same rights to share in future profits and losses, the same voting power and the same claim to capital as the entire existing outstanding Class A interest, i.e. a 50% interest in Trademarks.

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

         Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. The Comprehensive Smoking Education Act, which became effective in October 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements on a quarterly rotating basis: "SURGEON GENERAL'S
WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". By a limited eligibility amendment to the Comprehensive Smoking Education Act, for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning "Smoking is Addictive" on its cigarette packages.

         In August 1996, the Food and Drug Administration filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was initiated by certain tobacco companies challenging the FDA's authority to assert jurisdiction. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA rule and began to phase in compliance with certain of the proposed FDA regulations.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it was preempted by federal law. In November 1998, the First Circuit affirmed this ruling. However, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

         In 1993, Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1994, on an annualized basis or pay a domestic marketing assessment based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. After an audit, the United States Department of Agriculture informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement in 1994 and assessed Liggett approximately $5.5 million. Liggett has paid this assessment. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations were below reserve stock levels, Liggett was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

         In February 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota should be allocated. Currently, tobacco imported under the quota is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

         In 1993, the Environmental Protection Agency released a report on the respiratory effect of secondary smoke which concluded that secondary smoke is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the agency seeking a determination that the agency did not have the statutory authority to regulate secondary smoke and that given the current body of scientific evidence and the agency's failure to follow its own guidelines in making the determination, its classification of secondary smoke was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the agency may have reached different conclusions had it complied with relevant statutory requirements. The federal government has appealed the court's ruling.

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.66 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal includes an additional increase of $.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in other cigarette-related taxes have been proposed at the state and local level.

         There are various other legislative efforts pending on the federal and state level which seek, among other things, to restrict or prohibit smoking in public buildings and other areas, increase excise taxes, require additional warnings on cigarette packaging and advertising, ban vending machine sales, curtail affirmative defenses of tobacco companies in product liability litigation, place cigarettes under the regulatory jurisdiction of the FDA and require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett and Brooke.

         While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Those restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to Liggett's lack of foreign operations, and minimal export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to expand the existing markets.

         The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an extraordinary increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, Brooke is unable to evaluate. As of December 31, 1999, there were approximately 300 individual suits, approximately 50 purported class actions or actions where class certification has been sought and approximately 90 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett is a named defendant. These cases are referred to herein as though commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or against Brooke Group Holding, Brooke's predecessor). The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act, state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of healthcare costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20 billion annually. The action asserts claims under three Federal statutes: the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought.

         Approximately 20 purported state class action complaints have been filed on behalf of various consumers of cigarette products against the tobacco manufacturers. The complaints allege that cigarette manufacturers engaged in illegal and unethical activities since the 1940's, many conspiratorial in nature, designed to increase profits at the financial and physical expense of customers. These alleged activities include knowingly increasing the addictiveness of cigarettes through crop manipulation; downplaying the detrimental health effects of cigarette smoking; conspiring to refrain from researching and introducing "safer" cigarettes; creating false and misleading scientific research design to combat the growing scientific consensus about the lethal health effects associated with cigarettes; aggressively marketing products to children and minors in an effort to addict them to cigarettes at a young age; and systematically covering up activities to avoid regulation of products by governmental agencies. The purported class actions are brought pursuant to various state laws.

         In March 1996, Brooke Group Holding and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation. The CASTANO class was subsequently decertified by the court. In 1996, 1997 and 1998, Brooke Group Holding and Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

         In November 1998, Philip Morris, RJR, Brown & Williamson, Lorillard, and Liggett entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those settling jurisdictions. As described above, Brooke Group Holding and Liggett had previous settlements with a number of these settling states.

         The Master Settlement Agreement is subject to final judicial approval in each of the settling states and territories, which approval has been obtained, as of December 31, 1999, in 47 jurisdictions.

         Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share or 1.67% of total cigarettes sold in the United States. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the annual and strategic contribution payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. Under the annual and strategic contribution payment provisions of the Master Settlement Agreement, the original participating manufacturers (and Liggett to the extent its market share exceeds the base share) will pay the following annual amounts (subject to certain adjustments):

                 YEAR                          AMOUNT
                 ----                          ------

2000                                        $4.5 billion
2001                                        $5.0 billion
2002 - 2003                                 $6.5 billion
2004 - 2007                                 $8.0 billion
2008 - 2017                                 $8.1 billion
2018 and each year thereafter               $9.0 billion

         These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each participating manufacturer and are not the responsibility of any parent or affiliate of a participating manufacturer.

         The Master Settlement Agreement replaces Liggett's prior agreements with all states and territories except for Florida, Mississippi, Texas and Minnesota. In the event the Master Settlement Agreement does not receive final judicial approval in any state or territory, Liggett's prior settlement with that state or territory, if any, will be revived.

         The states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the Master Settlement Agreement, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, any payments due these states by Liggett (with certain possible exceptions) have been eliminated.

         In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. In July 1998, Phase I of the trial in this action commenced. On July 7, 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1, 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

         In March 1997, Liggett, Brooke Group Holding and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. In July 1998, the parties filed an amended class action settlement agreement which was preliminarily approved by the court in December 1998. In July 1999, the court denied approval of the settlement. The parties' motion for reconsideration is still pending.

         Management is not able to predict the outcome of the smoking-related litigation pending against Brooke Group Holding or Liggett. Management believes, and has been so advised by counsel handling the cases, that Brooke Group Holding and Liggett have a number of valid defenses to the claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. In a worst case scenario, it is possible that a judgment for punitive damages could be entered in the ENGLE case in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of many of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. It is possible that Brooke's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         Liggett's management is unaware of any material environmental conditions affecting its existing facilities. Liggett's management believes that current operations are conducted in accordance with all environmental laws and regulations. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

         Liggett's management believes that it is in compliance in all material respects with the laws regulating cigarette manufacturers.

         See Note 22 to Brooke's consolidated financial statements for a description of legislation, regulation and litigation and of the Master Settlement Agreement and Brooke Group Holding's and Liggett's other settlements.

LIGGETT-DUCAT LTD.

         LIGGETT-DUCAT LTD. Brooke (Overseas) Ltd., a wholly-owned subsidiary of BGLS, owns a 99.9% equity interest in Liggett-Ducat Ltd., a Russian joint stock company, through its subsidiary Western Tobacco Investments LLC. Liggett-Ducat, one of Russia's leading cigarette producers since 1892, manufactured and marketed 25.2 billion cigarettes in 1999, an increase of 24% from the 20.3 billion cigarettes manufactured and marketed in 1998. Liggett-Ducat produces or has rights to produce 26 different brands of cigarettes, including Russian brands such as PEGAS, PRIMA, NOVOSTI and BELOMORKANAL. In 1999, Liggett-Ducat launched two new American blend cigarettes under the names "DUKAT" and "LD".

         Liggett-Ducat manufactures three types of cigarettes: filter, non-filter and papirossi. Papirossi is a traditional type of Russian cigarette featuring a long paper filter comprising two-thirds of the cigarette with tobacco filling up the balance. In 1999, Liggett-Ducat sold 8.9 billion filter cigarettes (35% of its total volume), 13.0 billion non-filter cigarettes (52%) and 3.3 billion papirossi (13%).

         The long-term strategy of Liggett-Ducat is to continue to upgrade the quality of its traditional Russian cigarette brands to international standards and to expand the range of cigarettes it offers to include more higher-margin American blend and international blend cigarettes. The new types of cigarettes should appeal to the growing segment of the market that prefers American blend cigarettes over traditional Russian blended cigarettes. Russian blend cigarettes have a very strong flavored oriental tobacco blend with a heavy pungent odor, while the American blend is a lighter flavored Virginia tobacco blend. The international blend will be a mix between Russian and American blends. As markets have developed in Eastern Europe, consumer preferences have typically shifted toward international and American blend cigarettes.

         Until March 1999, Liggett-Ducat produced its cigarettes in a 150,000 square foot factory complex located on Gasheka Street in downtown Moscow. Liggett-Ducat also operates a 150,000 square foot warehouse outside of the city. In June 1999, Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow on land it has leased for a term of 49 years. The new factory, which utilizes Western cigarette making technology and has a capacity in excess of 40 billion units per year, produces American and international blend cigarettes, as well as traditional Russian cigarettes. The old factory closed at the end of March 1999 with production starting in the new factory in June 1999.

         Liggett-Ducat manufactures its cigarettes on 29 production lines at the new factory, comprised of both imported and Russian-made machinery. Liggett-Ducat acquired 14 new high-speed tobacco lines which are being used at the new factory. In recent years, Liggett-Ducat had upgraded the equipment at the old factory to improve its operations and all upgraded equipment has been utilized at the new factory. In 1997, Liggett-Ducat completed installation of an upgraded primary processing complex manufactured by GBE Tobacco. The upgraded primary equipment has been moved to and expanded in the new factory, allowing Liggett-Ducat to produce American blend, international blend and traditional Russian cigarettes. In addition, Liggett-Ducat acquired four new or rebuilt filter-making complexes from Hoechst Celanese which allow Liggett-Ducat to produce Western quality filters, and installed a new cigarette tobacco reclamation machine to reduce waste.

         The Russian cigarette market is one of the largest and fastest growing cigarette markets in the world. Annual consumption of cigarettes is estimated at in excess of 270 billion units in Russia (1999 estimate), making the market the fourth largest in the world after the United States, China and Japan. The potential size of the market is estimated by management at up to 350 billion units per year. Approximately 61% of Russian men and 23% of Russian women are estimated to smoke cigarettes. The market has been growing rapidly over the past several years (particularly the female market) as imported cigarettes have become available to satisfy increasing demand.

         While growth in consumption had been restrained historically by static domestic cigarette making capacity, domestic production capacity has increased significantly in the past several years to approximately 230 billion cigarettes in 1999. Excess demand and demand for Western-style cigarettes are satisfied by imported cigarettes. Industry estimates indicate that imported product represented approximately 45% of the total Russian market in 1997 and 1998. This trend changed substantially in 1999 with only 11% of the market supplied through imports. This resulted from the continued effects of the August 1998 Russian financial crisis and the related decline in the value of the ruble. In order to increase their presence in the Russian market and avoid import duties, several of the major international cigarette manufacturers have begun to produce American and international blend cigarettes domestically.

         Russian customs legislation continues to support local producers. The Russian Government imposes high import duties on imported cigarettes with a current effective rate of 100% of cost. In the past, many imported cigarettes were sold illegally without payment of required duties. Recent efforts to improve enforcement of import duties have maintained the differential between the price of imported and domestic cigarettes. Imported cigarettes currently range in price at retail from approximately 10 to 29 rubles ($.35 to $1.01) per pack, while domestically produced cigarettes sell for approximately 2.2 to 9.2 rubles ($.08 to $.32) per pack.

         Liggett-Ducat's Russian brands currently compete primarily against those of other Russian cigarette makers. Liggett-Ducat as well as other Russian producers sell their cigarettes at the lowest price points in the market. Competition in this sector of the market is generally based on price and name recognition of the producing factory. There is very limited advertising of these products, typically only in trade publications and wholesale catalogs. Liggett-Ducat's Russian brands also compete to a lesser extent against lower priced imported cigarettes from Eastern Europe and Asia. Liggett-Ducat's recently introduced "DUKAT" and "LD" brands will compete with the brands of the other major international manufacturers in the mid-priced segment of the market. Liggett-Ducat will support the introduction of the brand with billboard and print advertising and other promotional activities.

NEW VALLEY CORPORATION

         GENERAL. New Valley, a Delaware corporation, is engaged in the investment banking and brokerage business through its ownership of Ladenburg, Thalmann & Co. Inc., in the real estate development business in Russia through BrookeMil Ltd., Western Realty Development LLC and Western Realty Repin LLC, and in investment in Internet-related businesses. New Valley is registered under the Securities Exchange Act of 1934 and files periodic reports and other information with the SEC.

         BGLS currently holds, either directly or indirectly through BGLS' wholly-owned subsidiary, New Valley Holdings, Inc., approximately 55.5% of the Common Shares of New Valley.

         New Valley was originally organized under the laws of New York in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against New Valley. In January 1995, New Valley emerged from bankruptcy. As part of the bankruptcy plan, New Valley sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

         In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time in the open market or in privately negotiated transactions. As of March 24, 2000, New Valley had repurchased 75,200 shares for approximately $346,000.

         PLAN OF RECAPITALIZATION. New Valley consummated a plan of recapitalization on June 4, 1999, following approval by New Valley's stockholders. Pursuant to the plan of recapitalization:

         o each $15.00 Class A Increasing Rate Cumulative Senior Preferred Share ($100 liquidation), $.01 par value, was reclassified into 20 Common Shares and one Warrant exercisable for five years,

         o each $3.00 Class B Cumulative Convertible Preferred Share, $.10 par value, was reclassified into 1/3 of a Common Share and five Warrants, and

         o each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

         The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants, which have an initial exercise price of $12.50 per Common Share. In addition, Brooke increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 1999, Brooke owned 55.4% of New Valley's Common Shares. If all outstanding Warrants were exercised, the percentage of the Common Shares that Brooke owns would decline to 38.8%.

         LADENBURG, THALMANN & CO. INC. In May 1995, a subsidiary of New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer, which has been a member of the New York Stock Exchange since 1876. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

         Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities, fixed income and over-the-counter trading areas trade a variety of financial instruments. Ladenburg's client services and institutional sales departments serve over 20,000 accounts worldwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

         On December 23, 1999, New Valley completed the sale of a 19.9% interest in Ladenburg to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement. Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. New Valley recorded a $4.3 million gain in connection with the transaction for the year ended December 31, 1999.

         BROOKEMIL LTD. In January 1997, New Valley entered into a purchase agreement with Brooke (Overseas), under which New Valley acquired 10,483 shares of the BrookeMil common stock. These shares comprise 99.1% of the outstanding shares of BrookeMil, which is engaged in the real estate development business in Moscow, Russia. New Valley paid Brooke (Overseas) a purchase price of $55 million for the BrookeMil shares, consisting of $21.5 million in cash and a $33.5 million 9% note. The note, which was collateralized by the BrookeMil shares, was paid during 1997.

         BrookeMil is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank, for approximately $7.5 million. This price had been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco and Morgan Stanley. Ducat Place II is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, has been planned as a 450,000 sq. ft. office tower. The site of the proposed third phase of the project was used by Liggett-Ducat as the site for its former tobacco factory under a use agreement with BrookeMil. Liggett-Ducat, which completed construction in 1999 of a new factory on the outskirts of Moscow, is vacating the site.

         Under the BrookeMil purchase agreement, certain liabilities of BrookeMil aggregating approximately $40 million remained as liabilities of BrookeMil after the purchase of the BrookeMil shares. These liabilities included a $20.4 million construction loan from a Russian bank. In addition, the liabilities of BrookeMil at the time of purchase included approximately $13.8 million of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

         In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At December 31, 1999, borrowings under the new credit agreement totaled $14.7 million.

         WESTERN REALTY DEVELOPMENT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development, and Apollo agreed to contribute up to $65.9 million, including the $25.9 million investment in Western Realty Repin discussed below.

         The ownership and voting interests in Western Realty Development are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment of $40 million, of which $39.6 million had been funded through December 31, 1999, together with a 15% annual rate of return. New Valley will then be entitled to a return of $20 million of BrookeMil-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Development will generally require the unanimous consent of the Board of Managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Development on the equity method.

         In March 2000, Apollo and New Valley each agreed to increase its capital commitment to Western Realty Development by $3.75 million.

         New Valley, Brooke and their affiliates have other business relationships with affiliates of Apollo. In January 1996, New Valley acquired from an affiliate of Apollo eight shopping centers for $72.5 million. New Valley's two remaining shopping centers are subject to second mortgages in favor of the sellers. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo have owned a substantial amount of debt securities of BGLS and hold warrants to purchase common stock of Brooke.

         Western Realty Development may seek additional real estate and other investments in Russia. Western Realty Development has made a $30 million participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments which holds Brooke (Overseas)'s interest in Liggett-Ducat and its new factory. Western Realty Development is entitled to receive a 15% annual rate of return on amounts advanced on the loan under certain circumstances in the event of a sale or refinancing of Western Tobacco Investments or the new factory.

         New Valley has determined that a permanent impairment occurred in the value of the site for the proposed Ducat Place III office building and related goodwill due to the economic difficulties in the Russian economy following the financial crisis of August 1998. New Valley recognized an impairment charge of $11.6 million in 1999.

         WESTERN REALTY REPIN. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 95.9% of one site and 100% of the other site at December 31, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25.9 million, together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $10.5 million, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the board of managers.

         Through December 31, 1999, Western Realty Repin had advanced $36.4 million, of which $25.9 million was funded by Apollo, under the loan. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to reimburse New Valley for expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

         As of December 31, 1999, BrookeMil had invested $32 million in the Kremlin sites and held approximately $.93 million in cash and $1.4 million in receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22 million by May 2000 in the development of the property. Management believes that short-term financing alternatives are available to fund the investment. Failure to make the required investment could result in the forfeiture of a 34.8% interest in the site. New Valley's investment in the Kremlin sites, net of the participating loan of $32.1 million, was carried in the accompanying financial statements at $2.3 million at December 31, 1999.

         INTERNET INVESTMENTS. New Valley has invested $8.1 million in various Internet-related businesses. These investments include an approximate 4% interest in JFAX.COM, Inc. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. New Valley has also invested $4.5 million for a 33.33% interest in Atomic Pop, an online music enterprise founded by Al Teller, the former head of MCA Music Entertainment and president of CBS Records, dedicated to leveraging the digital medium to change the way music is acquired, promoted, sold and distributed. New Valley also owns smaller interests in other Internet companies.

         NEW VALLEY REALTY DIVISION. In January 1996, New Valley acquired four office buildings and eight shopping centers for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The office buildings and shopping centers have been operated through its New Valley Realty division. In September 1998, New Valley sold the office buildings.

         In January 1996, New Valley acquired the shopping centers for an aggregate purchase price of $72.5 million. Each seller was an affiliate of Apollo. The shopping centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukie, Oregon; Richland and Marysville, Washington; and Kanawha, West Virginia. In August 1999, New Valley sold five of the shopping centers for an aggregate purchase price of

$46.1 million before closing adjustments and expenses. The five shopping centers were subject to approximately $35 million of mortgage financing which was assumed by the purchasers at closing. New Valley's two remaining shopping centers in Royal Palm Beach, Florida and Kanawha, West Virginia are subject to approximately $19.7 million of underlying mortgages in favor of senior lenders and second mortgages in favor of the original sellers.

         THINKING MACHINES CORPORATION. Thinking Machines, New Valley's 73% owned subsidiary, designed, developed, marketed and supported software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers. This software was designed to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream was Darwin(R), a data mining software tool set with which a customer can analyze large amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes. The customer can then send this information through systems integration to those divisions of the customer, which can use it to more effectively anticipate and solve business problems. To date, no material revenues have been recognized by Thinking Machines from the sale or licensing of such software and services.

         On June 2, 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and up to an additional $20.3 million, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets.

         MISCELLANEOUS INVESTMENTS. At December 31, 1999, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc. (formerly known as PC411, Inc.), a development stage company, which completed an initial public offering in May 1997. CDSI holds a minority interest in a business engaged in the delivery of an on-line electronic directory information service.

         As of December 31, 1999, long-term investments consisted primarily of investments in limited partnerships of $8.7 million. New Valley determined that an other than temporary impairment in the value of an investment had occurred and wrote down this investment to zero in 1997 with a charge to operations of $3.8 million.

         New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.

CORPORATE DEVELOPMENTS

         Effective October 1, 1999, Brooke was reorganized into a holding company form of organizational structure. The new corporate structure was implemented by the merger of a wholly-owned indirect subsidiary of the former Brooke Group Ltd., the predecessor of the current Brooke, with the predecessor, which was the surviving corporation. As a result of this merger, each share of the common stock of the predecessor issued and outstanding or held in its treasury was converted into one share of common stock of the current Brooke (formerly known as BGL Successor Inc.). The current Brooke became the holding company for the business and operations previously conducted by the predecessor and its subsidiaries, and the predecessor become an indirect wholly-owned subsidiary of Brooke. On the effective date of the merger, the name of the current Brooke was changed to Brooke Group Ltd. and the name of the predecessor was changed to Brooke Group Holding Inc.

         In connection with the merger, BGLS Inc., a subsidiary of the predecessor, sold the stock of all of its direct wholly-owned subsidiaries, other than Liggett, to BGLS Holding Inc., a Delaware corporation which is a wholly-owned subsidiary of Brooke. In consideration for such shares, BGLS transferred and assigned to BGLS Holding, and BGLS Holding assumed and agreed to perform and discharge, pursuant to a supplemental indenture, all of BGLS' obligations under the Indenture for BGLS' 15.75% Series B Senior Secured Notes due 2001. In addition, BGLS Holding assumed all of BGLS' liability as plan sponsor of three pension plans. Following these transactions, BGLS merged into the predecessor and the name of BGLS Holding was changed to BGLS Inc.

         Except as otherwise stated, all references in this report to Brooke and BGLS include references to their predecessors.

         All information in this report concerning Brooke's common stock has been adjusted to give effect to the 5% stock dividend paid to stockholders on September 30, 1999.

EMPLOYEES

         At December 31, 1999, Brooke had approximately 2,200 full-time employees, of whom approximately 133 were employed by Liggett, approximately 1,392 were employed by Liggett-Ducat and approximately 365 were employed by New Valley. Approximately 9.1% of Brooke's employees are hourly employees and are represented by unions. Brooke has not experienced any significant work stoppages since 1977, and Brooke believes that relations with its employees and their unions are satisfactory.

                                  RISK FACTORS

BROOKE IS HIGHLY LEVERAGED, HAS NEGATIVE NET WORTH AND HAS SUFFERED SIGNIFICANT LOSSES

         At December 31, 1999, Brooke had total outstanding indebtedness of $190 million and a net worth deficiency of $133 million. Brooke has substantial debt service requirements on a consolidated basis, including $108,037 principal amount and deferred interest of the BGLS senior secured notes which mature on January 31, 2001. Brooke has experienced significant losses from continuing operations every year since 1991 except for 1998 and 1999. There is a risk that Brooke will not be able to generate enough funds to repay its debts. If Brooke cannot service its fixed charges, it would significantly harm Brooke and the value of its common stock.

BROOKE IS A HOLDING COMPANY AND DEPENDS ON CASH PAYMENTS FROM SUBSIDIARIES WHICH ARE SUBJECT TO RESTRICTIONS

         Brooke is a holding company and has no operations of its own. Brooke's ability to pay dividends on its common stock depends primarily on the ability of Liggett, Liggett-Ducat and New Valley, in which Brooke indirectly holds an approximately 55% interest, to generate cash and make it available to Brooke. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to Brooke unless Liggett's adjusted net worth and borrowing availability exceed specified levels.

         Liggett-Ducat has significant debt service requirements over the next three years relating to equipment purchased for Liggett-Ducat's new factory and working capital lines. Brooke anticipates that substantially all of Liggett-Ducat's cash flow will be required to meet these requirements and will not be available for distribution to Brooke over this period.

         As the controlling New Valley stockholder, Brooke must deal fairly with New Valley, which may limit its ability to enter into transactions with New Valley that result in the receipt of cash from New Valley and to influence New Valley's dividend policy. In addition, since Brooke owns only approximately 55% of the common shares of New Valley, a significant portion of any cash and other assets distributed by New Valley will be received by persons other than Brooke and its subsidiaries.

         Brooke's receipt of cash payments, as dividends or otherwise, from its subsidiaries is an important source of its liquidity and capital resources. If Brooke does not receive payments from its subsidiaries in an amount sufficient to repay its debts, it must obtain additional funds from other sources. There is a risk that Brooke will not be able to obtain additional funds at all or on terms acceptable to Brooke. Brooke's inability to service these obligations would significantly harm BGLS and the value of its common stock.

LIGGETT FACES INTENSE COMPETITION IN THE DOMESTIC TOBACCO INDUSTRY

         Liggett is considerably smaller and has fewer resources than all its major competitors and has a more limited ability to respond to market developments. Published industry sources indicate that the three largest manufacturers control approximately 86% of the United States cigarette market. Philip Morris Companies Inc. is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Based on published industry sources, Liggett's management believes that Philip Morris had more than 59% of the premium segment and more than 49% of the total domestic market during 1999. Philip Morris and RJR, the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. The other cigarette manufacturers historically have brought their prices into line with the levels established by the two major manufacturers.

LIGGETT'S BUSINESS IS HIGHLY DEPENDENT ON THE DISCOUNT SEGMENT

         Liggett depends more on sales in the discount segment of the market, relative to the full-price premium segment, than its major competitors. After giving effect for the entire year to the transfer in May 1999 of three of Liggett's premium cigarette brands in connection with the Philip Morris brand transaction, approximately 88% of Liggett's net sales in 1999 were generated in the discount segment. The discount segment is highly competitive with consumers having less brand loyalty and placing greater emphasis on price. Since 1993, Liggett's management believes that Philip Morris' market strategy has been to minimize the actual price spread between discount and premium products and to curtail the sales made by the makers of discount products. In part, Philip Morris sought to minimize that spread by dropping its premium prices in early 1993. In addition, that strategy has also been carried out through wholesale and retail trade programs. The result has been a greater decline in recent years of industry-wide sales in the United States of discount cigarettes than of premium cigarettes. If this decline in the discount segment continues, Liggett's sales volumes, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of Brooke's common stock.

LIGGETT'S MARKET SHARE HAS DECLINED IN RECENT PERIODS

         Liggett has suffered a substantial decline in unit sales and associated market share. This market share erosion results in part from its highly leveraged capital structure that existed until December 1998 and Liggett's limited ability to match other competitors' wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. Based on published industry sources, Liggett's management believes that Liggett's overall market share during 1999 was 1.2%, down from 1.3% for 1998 and 1997. Based on published industry sources, Liggett's management believes that Liggett's share of the premium segment during 1999 was .3%, down from .5% in 1998 and 1997, and its share of the discount segment during 1999 was 3.9%, up from 3.5% in 1998 and 1997. As adjusted for the Philip Morris brand transaction, Liggett's share of the premium segment during 1998 and 1997 was .2%. If Liggett's market share decline continues, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of Brooke's common stock.

THE DOMESTIC CIGARETTE INDUSTRY HAS EXPERIENCED DECLINING UNIT SALES IN RECENT PERIODS

         Industry-wide shipments of cigarettes in the United States have been steadily declining for a number of years. Published industry sources estimate that domestic industry-wide shipments decreased by approximately 9.0% in 1999 compared to 1998. Liggett's unit sales volume decreased more significantly (11.3% in 1999) without giving effect to the Philip Morris transaction. Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking and legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expense which have contributed to large cigarette price increases. If this decline in industry shipments continues and Liggett is unable to capture market share from its competitors, or if the industry is unable to offset the decline in unit sales with price increases, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of Brooke's common stock.

LITIGATION AND REGULATION WILL CONTINUE TO HARM THE TOBACCO INDUSTRY

         The cigarette industry continues to be challenged on numerous fronts. New court cases continue to be commenced against Liggett and the other cigarette manufacturers. At December 31, 1999, there were approximately 300 individual law suits, 50 purported class actions and 90 governmental and other third-party payor health care cost recovery actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending them and the risks resulting from the inherent unpredictability of litigation continue to increase. An unfavorable verdict has been returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. In a worst case scenario, it is possible that a judgment for punitive damages could be entered in the ENGLE case in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Recently, there have been a number of restrictive regulatory actions by various Federal administrative bodies, including the Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. Brooke is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but Brooke's consolidated financial position, results of operations or cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such tobacco-related litigation, which in turn could negatively affect the value of Brooke's common stock.

LIGGETT-DUCAT'S NEW CIGARETTE BRANDS WILL COMPETE DIRECTLY WITH THOSE OF THE MAJOR INTERNATIONAL MANUFACTURERS

         Liggett-Ducat's brands currently compete primarily against those of other Russian cigarette makers. In 1999, Liggett-Ducat launched in Russia two new American-style blended cigarettes under the names "DUKAT" and "LD". These brands will compete directly with established products in Russia made by the major international cigarette manufacturers in the mid-priced segments of the market. In addition, several of these major international companies have begun to increase their production in Russia of American and international blend cigarettes. Such activities by larger, better capitalized companies with well established international brands will create significant additional competition for Liggett-Ducat as its seeks to increase its sales of higher margin products.

LIGGETT HAS SIGNIFICANT SALES TO A SINGLE CUSTOMER

         In 1999, 30.7% of Liggett's net sales, 38.2% of Liggett's net sales in the discount segment and 22.9% of Brooke's consolidated revenues were to Liggett's largest customer. If this customer were to discontinue its relationship with Liggett or experience financial difficulties, Liggett's results of operations could be adversely affected.

EXCISE TAX INCREASES MAY ADVERSELY AFFECT CIGARETTE SALES

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.66 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal includes an additional increase of $.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in other cigarette-related taxes have been proposed at the state and local level. A substantial federal or state excise tax increase could accelerate the trend away from smoking and could have an unfavorable effect on Liggett's sales and profitability.

OPERATIONS IN RUSSIA ARE SUBJECT TO A HIGH LEVEL OF RISK

         Brooke has significant investments in its cigarette manufacturing operations in Russia and, through its subsidiary, New Valley, in real estate development operations in Russia. These operations are subject to a high level of risk. There is a risk that investments in Russia will harm Brooke's profitability (if any) or liquidity and cash flow.

         In its on-going transition from a centrally-controlled economy under communist rule, Russia has experienced dramatic political, social and economic upheaval. There is a risk that further reforms necessary to complete this transition will not occur. In August 1998, the economy of the Russian Federation entered a period of even greater economic instability which has continued since that time. The country's currency continues to devalue. There is continued volatility in the debt and equity markets, and hyperinflation persists. Confidence in the banking sector has yet to be restored, and there continues to be a general lack of liquidity in the economy. In addition, Brooke and New Valley may be harmed by regulatory, political and legal developments beyond the control of companies operating in the Russian Federation, including:

         o    diplomatic developments;

         o    decisions of international lending organizations;

         o    regional tensions;

         o    currency repatriation restrictions;

         o    foreign exchange fluctuations;

         o an undeveloped system of commercial laws, including laws on real estate titles and mortgages, and a relatively untested judicial system;

         o an evolving taxation system subject to constant changes which may be applied retroactively and subject to varying interpretations by tax authorities which may not coincide with that of management and can result in assessments of additional taxes, penalties and interest, which can be significant; and

         o other legal developments and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership.

CHANGES IN FOREIGN EXCHANGE RATES COULD HAVE ADVERSE EFFECTS ON
LIGGETT-DUCAT'S OPERATIONS

         Liggett-Ducat's revenues are in Russian rubles while its costs and liabilities are denominated in multiple currencies, particularly the U.S. dollar, the Russian ruble and the German mark. This exposes Liggett-Ducat to currency fluctuations, which may affect Brooke's consolidated financial condition and results of operations as reported in U.S. dollars. The Russian ruble depreciated against the U.S. dollar 247% in 1998 and 31% in 1999 (based on average exchange rates for these periods).

NEW VALLEY IS SUBJECT TO RISKS RELATING TO THE INDUSTRIES IN WHICH IT OPERATES

         THE SECURITIES INDUSTRY. As a broker-dealer, Ladenburg is subject to uncertainties endemic to the securities industry. These uncertainties include the volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets, extensive governmental regulation, litigation, intense competition and substantial fluctuations in the volume and price level of securities. Ladenburg also depends on the solvency of various counterparties. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Ladenburg is much smaller and has much less capital than many competitors in the securities industry.

         RISKS OF REAL ESTATE JOINT VENTURES AND DEVELOPMENT PROJECTS. New Valley has two significant joint ventures with Apollo to make real estate and other investments in Russia. New Valley must seek Apollo's approval for important actions regarding the joint ventures. Since Apollo's interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the joint ventures to function. Such a deadlock could significantly harm the joint ventures. The terms of the joint ventures, which require New Valley to offer Apollo the first opportunity to participate in new investments in Russia, may make it more difficult for New Valley to forge alliances in Russia with other entities.

         New Valley plans to pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

         RISKS RELATING TO RUSSIAN REAL ESTATE OPERATIONS. New Valley has significant real estate development operations in Russia. These operations are subject to a high level of risk.

         As a result of the recent economic difficulties in the Russian economy, New Valley took a charge of $11.6 million in 1999 for a permanent impairment in the value of the site for the proposed Ducat Place III office building and related goodwill. The uncertainties in Russia may also impair New Valley's ability to complete planned financing and investing activities. The development of certain Russian properties will require significant amounts of debt and other financing. In acquiring its interest in the Kremlin sites, New Valley agreed with the City of Moscow to invest an additional $22 million by May 2000 in the development of the property. Failure to make the required investment could result in the forfeiture of a 34.8% interest in one of the sites. New Valley is considering potential financing alternatives on behalf of the joint ventures. However, given the recent economic turmoil in Russia, there is a risk that financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force the joint ventures to curtail or delay their projects.

NEW VALLEY'S POTENTIAL INVESTMENTS ARE UNIDENTIFIED AND MAY NOT SUCCEED

         New Valley currently holds a significant amount of marketable securities and cash not committed to any specific investments. This subjects you to increased risk and uncertainty because you will not be able to evaluate how this cash will be invested and the economic merits of particular investments. There may be substantial delay in locating suitable investment opportunities. In addition, New Valley may lack relevant management experience in the areas in which New Valley may invest. There is a risk that New Valley will fail in targeting, consummating or effectively managing any of these investments.

BROOKE DEPENDS ON ITS KEY PERSONNEL

         Brooke depends on the efforts of its executive officers and other key personnel. While Brooke believes that it could find replacements for these key personnel, the loss of their services could have a significant adverse effect on Brooke's operations. Brooke does not maintain key-man life insurance for any of its personnel.

BROOKE AND NEW VALLEY HAVE MANY POTENTIALLY DILUTIVE SECURITIES OUTSTANDING

         In March 1998, in connection with agreements to amend the terms of BGLS' senior secured notes, Brooke issued five-year warrants to purchase 4,357,500 shares of Brooke's common stock. These warrants are currently exercisable as to 2,100,000 shares, at a price of $4.76 per share, and as to 2,257,500 additional shares, at a price of $.095 per share. In 1998, Brooke granted options for 1,312,500 shares of Brooke's common stock, at a price of $5.71 per share, to a law firm that represents Brooke, Liggett and New Valley, all of which are currently exercisable. At December 31, 1999, Brooke had outstanding options granted to employees and a consultant to purchase 7,936,910 shares of its common stock, at prices ranging from $1.90 to $18.00 per share, of which options for 2,600,284 shares are exercisable during 2000. The issuance of these shares will cause dilution which may adversely affect the market price of Brooke's common stock. The availability for sale of significant quantities of Brooke's common stock could adversely affect the prevailing market price of the stock.

         As part of New Valley's recapitalization, a total of 17,898,629 warrants to purchase common shares were issued to New Valley's stockholders. The potential issuance of common shares on exercise of the warrants would increase the number of New Valley's common shares outstanding by more than 76%.

BROOKE'S STOCK PRICE HAS BEEN VOLATILE

         The trading price of Brooke's common stock has fluctuated widely, ranging between $10.63 and $25.36 per share over the past 52 weeks. The overall market and the price of its common stock may continue to fluctuate greatly. The trading price of its common stock may be significantly affected by various factors, including:

         o the depth and liquidity of the trading market for Brooke's common stock;

         o quarterly variations in its actual or anticipated operating results;

         o changes in investors' and analysts' perceptions of the business and legal risks facing Brooke and the tobacco industry;

         o    changes in estimates of its earnings by investors and analysts;
              and

         o    announcements or activities by its competitors.

ITEM 2.    PROPERTIES

         Brooke's, BGLS' and New Valley's principal executive offices are located in Miami, Florida. Brooke leases 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which it shares with BGLS and New Valley and various of their subsidiaries. New Valley has entered into an expense-sharing arrangement for use of such office space. The lease expires in May 2003.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 1999, the principal properties owned or leased by Liggett are as follows:

                                                        OWNED           APPROXIMATE
                                                          OR           TOTAL SQUARE
TYPE                             LOCATION               LEASED            FOOTAGE
----                             --------               ------            -------
Office and
   Manufacturing Complex         Durham, NC             Owned              836,000
Warehouse                        Durham, NC             Owned              203,000
Storage Facilities               Danville, VA           Owned              578,000



         Liggett's Durham, North Carolina complex consists of eight major structures over approximately 13 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

         In November 1999, 100 Maple Lane LLC, a newly formed entity owned by Liggett, purchased for $8.4 million an industrial facility in Mebane, North Carolina. The Mebane facility is an approximately 240,000 square foot manufacturing facility located on 42 acres. Liggett plans to relocate its tobacco manufacturing operations from Durham, North Carolina to the Mebane facility, which is approximately 30 miles from Durham.

         Liggett-Ducat has a 49-year land lease on a site on the outskirts of Moscow, Russia where Liggett-Ducat has built its new cigarette factory.

         Ladenburg leases approximately 74,000 square feet of office space under a lease that expires on June 30, 2015. Effective September 1, 1999, Ladenburg subleased approximately 13,125 square feet of office space under a 10-year sublease. New Valley's operating properties are described above.

ITEM 3.    LEGAL PROCEEDINGS

         Liggett (and, in certain cases, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. "Business -- Liggett Group Inc. -- Legislation, Regulation and Litigation." Reference is made to Note 22 to Brooke's consolidated financial statements, which contains a general description of certain legal proceedings to which Brooke Group Holding, BGLS, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of Brooke and its subsidiaries without charge upon written request to Brooke at its principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, Brooke submitted the following matter to a vote of stockholders at its Annual Meeting of Stockholders held on November 9, 1999. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         The matter voted upon at the annual meeting was the election of four directors and the following is a tabulation of the results:

         Total shares of Common Stock outstanding as of October 6, 1999 (the record date) - 21,990,916

         Total shares of Common Stock voted in person or by proxy - 20,345,912

                             Election of Directors:

                                      FOR                    WITHHOLD
                                      ---                    --------

      Robert J. Eide               20,214,773                 131,139
      Bennett S. LeBow             20,214,528                 131,384
      Jeffrey S. Podell            20,214,773                 131,139
      Jean E. Sharpe               20,214,773                 131,139

EXECUTIVE OFFICERS OF THE REGISTRANTS

         The table below, together with the accompanying text, presents certain information regarding all current executive officers of Brooke and of BGLS as of March 24, 2000. Each of the executive officers of Brooke and of BGLS serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

                                                                                   YEAR INDIVIDUAL
                                                                                      BECAME AN
                       NAME               AGE               POSITION              EXECUTIVE OFFICER
                       ----               ---               --------              -----------------

              Bennett S. LeBow             62        Chairman of the Board,              1990
                                                     President and Chief
                                                     Executive Officer of the
                                                     Company and of BGLS

              Richard J. Lampen            46        Executive Vice President            1996
                                                     of the Company and
                                                     of BGLS

              Joselynn D. Van Siclen       59        Vice President, Chief               1996
                                                     Financial Officer and
                                                     Treasurer of the
                                                     Company and of BGLS

              Marc N. Bell                 39        Vice President, General             1998
                                                     Counsel and Secretary
                                                     of the Company and of
                                                     BGLS

              Ronald S. Fulford            66        Chairman of the Board,              1996
                                                     President and Chief
                                                     Executive Officer of
                                                     Liggett



         BENNETT S. LEBOW has been the Chairman of the Board, President and Chief Executive Officer of Brooke since June 1990 and has been a director of Brooke since October 1986. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS. Mr. LeBow has been a director of Liggett since June 1990. Mr. LeBow has been Chairman of the Board of New Valley since January 1988, and Chief Executive Officer since November 1994.

         RICHARD J. LAMPEN has served as the Executive Vice President of Brooke and of BGLS since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, Thinking Machines, CDSI Holdings Inc. and PANACO, INC., an independent oil and gas exploration and production company. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         JOSELYNN D. VAN SICLEN has been Vice President, Chief Financial Officer and Treasurer of Brooke and of BGLS since May 1996, and currently holds various positions with certain of BGLS' subsidiaries, including Vice President and Treasurer of Eve since April 1994 and May 1996, respectively. Prior to May 1996, Ms. Van Siclen served as Director of Finance of Brooke and was employed in various accounting capacities with subsidiaries of Brooke since 1992.

Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P.

         MARC N. BELL has been the Vice President of Brooke and of BGLS since January 1998 and has served as General Counsel and Secretary of Brooke and of BGLS since May 1994. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein o Badillo o Wagner o Harding in New York, New York.

         RONALD S. FULFORD has served as Chairman of the Board, President and Chief Executive Officer of Liggett since September 1996. Mr. Fulford has also served as a consultant to Brooke from March 1996 to March 1997. From June, 1986 until February 1996, Mr. Fulford served as Executive Chairman of Imperial Tobacco, the British tobacco unit of the British conglomerate Hanson PLC. Before Imperial, Mr. Fulford was chief executive of three other Hanson companies:
London Brick, British EverReady UK & South Africa and United Gas Industries UK & Europe.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Brooke's common stock is listed and traded on the New York Stock Exchange under the symbol "BGL". The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

                                                                CASH
           YEAR                  HIGH            LOW          DIVIDENDS
           ----                  ----            ---          ---------
1999:
Fourth Quarter                 $ 18.38        $ 13.56             $.25
Third Quarter                    22.56          16.50              .25
Second Quarter                   25.36          13.09              .07
First Quarter                    23.22          14.83              .07

1998:
Fourth Quarter                 $ 23.57         $ 4.46             $.07
Third Quarter                    11.19           3.63              .07
Second Quarter                   15.83           8.10              .07
First Quarter                    16.43           8.27              .07

         There is no public market for BGLS' common stock, $.01 par value per share, as all of such common stock is held by Brooke.

         At March 24, 2000, there were approximately 470 holders of record of Brooke's common stock.

         The declaration of future cash dividends is within the discretion of the Board of Directors of Brooke and is subject to a variety of contingencies such as market conditions, earnings and the financial condition of Brooke as well as the availability of cash. The payment of dividends and other distributions to Brooke by BGLS are subject to the Indenture for BGLS' senior secured notes. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to Brooke unless Liggett's adjusted net worth and borrowing availability exceed specified levels.

         Brooke paid a 5% stock dividend on September 30, 1999 to the holders of Brooke's Common Stock. All information presented above is adjusted for the stock dividend.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities of Brooke which were not registered under the Securities Act of 1933 have been issued or sold by Brooke during 1999, except (i) on November 4, 1999, Brooke granted to six executive officers of Brooke and/or New Valley stock options to purchase 2,210,000 shares of Brooke's common stock at an exercise price of $15 7/16 per share, subject to increase under certain circumstances; (ii) on November 24, 1999, Brooke granted to an executive officer of Liggett stock options to purchase 250,000 shares of Brooke's common stock at an exercise price of $18 per share; and (iii) on November 24, 1999, Brooke granted to 26 officers and employees of Liggett stock options to purchase 670,000 shares of Brooke's common stock at an exercise price of $15 7/16 per share. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

                                BROOKE GROUP LTD.


                                              ----------------------------------------------------------------------
                                                                     Year Ended December 31,
                                              ------------- ------------- -------------- ------------- -------------
                                                  1999          1998          1997           1996          1995
                                              ------------- ------------- -------------- ------------- -------------
                                                        (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues(1)..............................        $567,045      $444,566      $389,615       $460,356      $461,459
Income (loss) from continuing operations.         236,084        24,219       (51,421)       (65,515)      (45,344)
Income from discontinued operations(2)...           1,249         3,208         1,536          2,982        21,229
Loss from extraordinary items(4).........          (1,660)                                                  (9,810)
Net income (loss)........................         235,673        27,427       (49,885)       (62,533)      (33,925)

Per basic common share:
  Income (loss) from continuing
      operations(3) (5)..................           10.74          1.13         (2.70)         (3.28)        (1.48)
  Income from discontinued operations....            0.06          0.15          0.08           0.15          1.10
  Net loss from extraordinary items......           (0.08)                                                   (0.51)
  Net income (loss) applicable to
      common shares......................           10.72          1.28         (2.62)         (3.13)        (0.89)

Per diluted common share:
  Income (loss) from continuing
      operations.........................            8.81          0.93         (2.70)         (3.28)        (1.48)
  Income from discontinued operations....            0.05          0.12          0.08           0.15          1.10
  Net loss from extraordinary items......           (0.06)                                                   (0.51)
  Net income (loss) applicable to
      common shares......................            8.80          1.05         (2.62)         (3.13)        (0.89)
Cash distributions declared per common
      share..............................            0.63          0.29          0.29           0.29          0.29


BALANCE SHEET DATA:

Current assets...........................        $188,732      $122,560     $  66,759      $  80,552     $  96,615
Total assets ............................         504,448       228,982       125,234        177,677       225,620
Current liabilities......................         226,654       273,441       139,278        204,463       119,177
Notes payable, long-term debt and
  other obligations, less current portion         148,349       262,665       399,835        378,243       406,744
Noncurrent employee benefits, deferred
  credits and other long-term liabilities         262,543        87,051        74,518         49,960        55,803
Stockholders' equity (deficit)...........        (133,098)     (394,175)     (488,397)      (454,989)     (356,104)

------------------------

(1) Revenues include federal excise taxes of $66,698, $82,613, $87,683, $112,218 and $123,420, respectively.
(2) In 1998, 1997 and 1996, income from discontinued operations pertains to sale of Western Union Data Services Inc. and in 1995 to the sale of Western Union, SkyBox International Inc. and the distribution of MAI Systems Corporation common stock.
(3) Per share computations include the impact of New Valley's repurchase of Class A Preferred Shares in 1996 and 1995.
(4) In 1999 and 1995, extraordinary items represent loss resulting from the early extinguishment of debt.
(5) Per share computations include the impact of a 5% stock dividend on September 30, 1999.

ITEM 6.    SELECTED FINANCIAL DATA

                                    BGLS INC.

                                                       ---------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                       ---------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                       ------------- ------------- ------------- ------------- -------------
                                                                 (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues(1).......................................        $567,045      $444,566      $389,615      $460,356      $461,459
Operating income (loss)...........................          74,214        74,528         8,419        (2,016)        8,311
Interest expense..................................          57,910        84,194        65,581        64,417        61,036
Income (loss) from continuing operations..........         235,933        22,358       (54,411)      (75,201)      (50,502)
Income from discontinued operations...............           1,249         3,208         1,536         2,982        21,229
Loss from extraordinary items(3)..................          (1,660)                                                 (9,810)
Net income (loss).................................         235,522        25,566       (52,875)      (72,219)      (39,083)
Distributions to parent...........................           9,636                                     3,621         5,872

BALANCE SHEET DATA:
Current assets....................................         187,985      $122,186     $  67,366     $  80,197     $  99,643
Total assets .....................................         502,521       227,396       128,916       178,108       229,242
Current liabilities...............................         224,353       304,516       161,475       229,736       142,885
Notes payable, long-term debt and
     other obligations, less current portion......         148,349       262,665       399,835       378,243       420,449
Noncurrent employee benefits and other
     long-term obligations........................         262,275        90,917        80,721        53,214        55,803
Stockholders' equity (deficit)....................        (132,456)     (430,702)     (513,115)     (483,085)     (389,895)



------------------------

(1) Revenues include federal excise taxes of $66,698, $82,613, $87,683, $112,218 and $123,420, respectively.
(2) In 1998, 1997 and 1996, income from discontinued operations pertains to sale of Western Union and in 1995 to the sale of Western Union, SkyBox and distribution of MAI common stock.
(3) In 1995, extraordinary items represent loss resulting from the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

         Brooke is a holding company for a number of businesses. It is engaged principally in:

         o the manufacture and sale of cigarettes in the United States through its subsidiary Liggett Group Inc.;

         o the manufacture and sale of cigarettes in Russia through its subsidiary Liggett-Ducat Ltd.; and

         o the investment banking and brokerage business in the United States, real estate operations in Russia and investment in Internet-related businesses through its majority-owned subsidiary New Valley Corporation.

         Brooke's domestic cigarette business, Liggett, shipped approximately
5.24 billion cigarettes during 1999 which accounted for 1.2% of the total cigarettes shipped in the United States during that year. After giving effect for the entire year to the Philip Morris transaction, Liggett would have shipped
5.71 billion cigarettes, representing 1.4% of the market. In May 1999, Liggett transferred to Philip Morris the rights to manufacture the L&M, CHESTERFIELD and LARK brands. Together, these three brands represented approximately 16.1% in 1998 and 18.1% in 1997 of Liggett's net sales excluding federal excise taxes. After giving effect for the entire year to this transaction, approximately 88% of Liggett's net sales in 1999 would have been generated in the discount segment.

         Brooke believes that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 state attorneys general and various territories, Liggett's four major competitors must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds 1.67% of the U.S. cigarette market.

         Brooke's Russian tobacco business, Liggett-Ducat, produces some of the leading discount and value brands in the Russian market. Liggett-Ducat's sales have increased rapidly from approximately 10.3 billion cigarettes in 1995 to approximately 25.2 billion cigarettes in 1999, which accounted for approximately 9% of the cigarettes sold in Russia during 1999.

         Brooke's majority - owned subsidiary New Valley is engaged in:

         o the investment banking and securities brokerage business through its subsidiary Ladenburg Thalmann & Co.;

         o real estate development in Russia through its joint ventures Western Realty Development LLC and Western Realty Repin LLC; and

         o    investment in Internet-related investments.

         Ladenburg operates as a full service broker-dealer which provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

         New Valley has entered into two separate joint venture agreements with Apollo Real Estate Investment Fund III, L.P. to make real estate and other investments in Russia. New Valley and Apollo developed and manage a 150,000 square foot class A office building located in downtown Moscow. Its tenants include Motorola, Conoco and Morgan Stanley Dean Witter. Once economic conditions improve in Russia, the adjacent site will be developed into additional commercial office space.

         During 1999, New Valley has made several long-term investments in Internet-related businesses. New Valley owns a substantial interest in Atomic Pop, an online music enterprise, and owns smaller interests in other Internet companies.

         In recent years, the domestic tobacco business has experienced the following trends:

         o Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices;

         o Narrower price spreads between the premium and discount segments and aggressive premium price promotions by larger competitors including Philip Morris and RJR; and

         o Loss of discount market share by generic brand discount cigarettes such as those sold by Liggett due to higher distribution penetration and vendor promotions by branded discount cigarettes sold by Philip Morris and RJR.

         In recent years, the Russian tobacco business has experienced the following trends:

         o Strong market growth as consumers gained exposure to Western-style cigarettes;

         o Consumer migration toward lower priced cigarettes following the Russian economic turmoil beginning in 1998;

         o Increased market penetration of domestic producers due to high import duties; and

         o Consumer preference evolving toward lighter tasting international and American blend cigarettes away from the traditional stronger tasting Russian cigarettes.

         In recent years, the industries in which New Valley operates have experienced the following trends:

         o Strong growth in securities trading, merger and acquisition activity and corporate bond and equity underwriting due to healthy underlying U.S. economic fundamentals; and

         o A slowdown of new construction and development in Russia since the economic turmoil experienced beginning in 1998.

RECENT DEVELOPMENTS

         MASTER SETTLEMENT AGREEMENT. In November 1998, Liggett and the four largest U.S. cigarette manufacturers, Philip Morris, Brown & Williamson, RJR and Lorillard, entered into the Master Settlement Agreement with 46 states, the

District of Columbia, Puerto Rico and various other territories to settle their asserted and unasserted health care cost recovery and certain other claims caused by cigarette smoking.

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

         PHILIP MORRIS BRAND TRANSACTION. In November 1998, Brooke and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett's subsidiary, Eve Holdings Inc.

         Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of interests in Trademarks, the Class A and the Class B interests. Philip Morris acquired two options to purchase the interests from Eve. In December 1998, Philip Morris paid Eve a total of $150,000 for these options. Liggett used the payments to fund the redemption of Liggett's Senior Secured Notes on December 28, 1998.

         On May 24, 1999, Philip Morris paid Eve $10,100 upon exercise of the option to purchase the Class A interest and Trademarks borrowed $134,900, the proceeds of which were distributed to Eve. The proceeds were used to retire a portion of BGLS' senior secured notes. Financial information related to these three brands, which represented approximately one-half of Liggett's premium brand sales, are reflected in the Brooke's financial statements through May 24, 1999.

         NEW VALLEY RECAPITALIZATION. On June 4, 1999, New Valley consummated a plan of recapitalization following approval by its stockholders. Under the recapitalization, New Valley's outstanding preferred and common shares were exchanged for new common shares and warrants. As a result of the recapitalization, BGLS increased its ownership from approximately 42.3% of New Valley's outstanding common shares to 55.1%. New Valley became a consolidated subsidiary of Brooke as of June 1, 1999. In addition, Brooke's equity in New Valley increased by $59,263 ($38,331 net of taxes). Prior to the recapitalization, Brooke had accounted for its investment in New Valley's common shares using the equity method and its New Valley preferred shares were classified as available for sale and carried at fair value.

         NEW VALLEY SHOPPING CENTERS. On August 30 1999, New Valley sold five of its shopping centers for an aggregate purchase price of $46,125 (before closing adjustments and expenses). The shopping centers were subject to $35,023 of mortgage financing which was assumed by the purchasers at closing. In connection with the transaction, New Valley recorded a gain of $3,849 on the sale.

         On December 23, 1999, New Valley sold a 19.9% interest in Ladenburg to a German public financial holding company. New Valley received $10.2 million in cash and shares of the purchaser valued in accordance with the purchase agreement. New Valley recognized a gain of $4,256 on the sale.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New court cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 1999, there were approximately 300 individual law suits, 50 purported class actions and 90 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict has been returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. In a worst case scenario, it is possible that a judgment for punitive damages could be entered in the ENGLE case in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. Management is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but Brooke's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such smoking-related litigation. See Note 22 to Brooke's consolidated financial statements for a description of legislation, regulation and litigation.

         In March 1996, March 1997 and March 1998, Brooke's predecessor, Brooke Group Holding Inc., and Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. Brooke accrued approximately $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of Liggett's treatment under the Master Settlement Agreement, $14,928 of net charges accrued for the prior settlements were reversed in 1998 and $1,051 were reversed in 1999. See the discussions of the tobacco litigation settlements appearing in Note 22 to Brooke's consolidated financial statements.

RESULTS OF OPERATIONS

         The following discussion provides an assessment of the results of operations, capital resources and liquidity of Brooke and should be read in conjunction with Brooke's consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of BGLS, Liggett, Brooke (Overseas), Liggett-Ducat and other less significant subsidiaries. As of June 1, 1999, New Valley became a consolidated subsidiary of Brooke as a result of New Valley's recapitalization in which Brooke's interest in New Valley's common shares increased to 55.1%. New Valley's stock repurchase program, which began in late 1999, increased Brooke's interest to 55.4% at December 31, 1999.

         For purposes of this discussion and other consolidated financial reporting, Brooke's significant business segments for the year ended December 31, 1999 were tobacco sold in the United States and Russia, broker-dealer transactions and real estate. Brooke's significant business segment for the years ended December 31, 1998 and 1997 was tobacco sold in the United States and Russia.

1999 COMPARED TO 1998 AND 1998 COMPARED TO 1997

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                    1999           1998             1997
                                                  -------        --------          --------
                                                         (Dollars in Thousands)

NET REVENUES:
  Liggett............................            $422,748        $347,129          $312,268
  Liggett-Ducat......................             100,059          97,350            77,115
                                                  -------        --------          --------
    Total tobacco....................             522,807         444,479           389,383

  *Broker-dealer....................              40,852
  *Real estate......................               3,386
  Other..............................                                  87               232
                                                  -------        --------          --------
      Total revenues.................             567,045         444,566           389,615
                                                  =======         =======           =======

OPERATING INCOME:
  Liggett............................              76,700          54,422             3,688
  Liggett-Ducat......................               5,215          13,234             8,642
                                                  -------        --------          --------
      Total tobacco..................              81,915          67,656            12,330

  *Broker-dealer.....................                369
  *Real estate.......................               (776)
  Corporate and other................             (9,505)           3,938            (4,301)
                                                  -------        --------          --------
      Total operating income.........           $  72,003       $  71,594        $    8,029
                                                 ========        ========         =========

* New Valley became a consolidated subsidiary of Brooke on June 4, 1999. Broker-Dealer, Real Estate and New Valley's portion of Corporate and Other are included for the seven months ended December 31, 1999.

1999 COMPARED TO 1998

         REVENUES. Total revenues were $567,045 for the year ended December 31, 1999 compared to $444,566 for the year ended December 31, 1998. This 27.6% increase in revenues was due to a $75,619 or 21.8% increase in revenues at Liggett, a $2,709 or 2.8% increase at Liggett-Ducat and the addition of revenues from New Valley of $44,238.

         TOBACCO REVENUES. In August 1999, the major cigarette manufacturers, including Liggett, announced a list price increase of $1.50 per carton. During 1998, the major cigarette manufacturers, including Liggett, announced list price increases of $6.35 per carton. This included an increase of $4.50 per carton announced by the industry in December 1998 following the signing of the Master Settlement Agreement. In January 2000, an additional list price increase of $1.30 per carton was announced.

         Tobacco revenues at Liggett increased for both the premium and discount segments due to price increases of $129,291 partially offset by a 13.6% ($47,235) decline in unit sales volume (approximately 794.8 million units) and $6,437 in unfavorable sales mix. The decline in Liggett's unit sales volume was due to an overall decline in industry volume, the closing of the Philip Morris brand transaction, certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the year ended December 31, 1999 amounted to $78,182 and represented 18.5% of total Liggett sales, compared to $105,422 and 30.4% of total sales for 1998. In the premium segment, revenues declined by 25.8% ($27,240) in the year ended December 31, 1999 compared to 1998, due to an unfavorable volume variance of $48,789, reflecting a 46.3% decline in unit sales volume (approximately 697.2 million units), primarily due to the closing of the

Philip Morris brand transaction on May 24, 1999, which was partially offset by price increases of $21,549. As adjusted for the contribution of the three brands in the Philip Morris brand transaction, the decline in Liggett's premium segment from the prior year period was 21.5% (approximately 232.7 million units). Although this decline compares unfavorably to an overall industry decline in the premium segment of approximately 8.5% during 1999, Liggett's management believes that the percentage decline is consistent with other, smaller premium brands.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for 1999 amounted to $344,566 and represented 81.5% of total Liggett sales, compared to $241,707 and 69.6% of total Liggett sales in 1998. In the discount segment, revenues grew by 42.6% ($102,859) in the year ended December 31, 1999 compared to 1998, due to price increases of $107,742, and a favorable product mix among the discount brand categories of $560 partially offset by a 2.3% decline in unit sales volume (approximately 97.6 million units) accounting for $5,443 in volume variance.

         For the year ended December 31, 1999, fixed manufacturing costs on a basis comparable to 1998 at Liggett were $1,073 lower, although costs per thousand units remained unchanged despite a 6.1% decline in production volume from the previous year. Payroll expenses increased but were offset by a decline in non-payroll expense over the prior year.

         The increase in tobacco revenues at Liggett-Ducat is attributable to a 20.9% increase in unit sales volume of $20,387 and a favorable product mix of $3,672 offset by decreased prices of $21,350. Although volume increased by approximately 4,265 million units in 1999, Liggett-Ducat's sales volume was adversely affected by the move to the new factory and price declines in Russia due to the full impact of the 1998 ruble devaluation.

         TOBACCO GROSS PROFIT. Tobacco consolidated gross profit was $333,179 for the year ended December 31, 1999 compared to $243,570 for the year ended December 31, 1998, an increase of $89,609 or 36.8% when compared to 1998, due primarily to price increases at Liggett offset by the price declines at Liggett-Ducat discussed above. Liggett's premium brands contributed 17.7% to Brooke's gross profit, the discount segment contributed 75.9% and Liggett-Ducat contributed 6.4% for the year ended December 31, 1999. In 1998, Liggett's premium brands contributed 28.8%, the discount segment contributed 60.6% and Liggett-Ducat contributed 10.3%.

         Liggett's gross profit of $310,964 for the year ended December 31, 1999 increased $93,122 or 42.7% from gross profit of $217,842 in 1998, due primarily to the price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 85.5% for the year ended December 31, 1999 compared to 78.4% in 1998, with gross profit for the premium segment at 85.8% in 1999 and 80.2% in 1998 and gross profit for the discount segment at 85.4% in 1999 and 77.5% in 1998. This increase is primarily the result of the 1998 list price increases and, to a lesser degree, list price increases in August 1999.

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased to 23.5% for the year ended December 31, 1999 compared to 29.9% in 1998, due to declining prices as discussed above.

         BROKER-DEALER AND REAL ESTATE REVENUES. New Valley's broker-dealer revenues were $40,852 and real estate revenues were $3,386 for the seven months ended December 31, 1999.

         EXPENSES. Operating, selling, general and administrative expenses were $306,228 for the year ended December 31, 1999 compared to $186,904 in 1998. The increase of $119,324 is due primarily to a $56,967 increase at Liggett, a $4,371 increase at Brooke (Overseas) and additional expenses of $52,870 as a result of the consolidation of New Valley. The increase in operating expenses at Liggett was due primarily to an increase of $61,703 in spending for promotional and marketing programs partially offset by a reduction in amortization charges and legal expenses. In 1999, such expenses were offset by the reversal of charges for the Attorneys General settlements of $1,051 which were previously accrued. In 1998, operating expenses of $178,348 at Liggett were offset by the reversal of $14,928 in net charges for the Attorneys General settlements previously accrued but reversed in the fourth quarter 1998 as a result of the Master Settlement Agreement.

         The increase at Brooke (Overseas) is largely due to an increase in depreciation expense of $3,689 due to Liggett-Ducat's new factory being placed in service in June of 1999 and increased promotional and advertising expense as Liggett-Ducat introduces new products into the Russian market.

         OTHER INCOME (EXPENSES). For the year ended December 31, 1999, Liggett recognized a gain of $294,078 in connection with the closing of the Philip Morris brand transaction. In addition, the Company recognized a gain of $11,883 from the sales by New Valley of five U. S. shopping centers, Thinking Machines' assets and a 19.9% interest in Ladenburg. Brooke also recognized in March 1999 a deferred gain of $7,050 relating to the expiration of the put obligation on Ducat Place III (the site of the old cigarette factory in Russia) in connection with the 1997 sale of the BrookeMil common shares.

         Interest expense was $54,378 for the year ended December 31, 1999 compared to $79,704 in 1998. The decrease of $25,326 is largely due to a savings of $19,165 because of the redemption by Liggett of its senior secured notes on December 28, 1998 and lower interest expense on Liggett's credit facility. In addition, BGLS realized a savings of $14,185 due to the repurchase of a portion of BGLS' senior secured notes. This was offset by additional interest expense at Brooke (Overseas) of $8,753 and interest at New Valley of $5,060.

         Equity in earnings of affiliate was a loss of $11,315 and includes Brooke's loss in New Valley which was accounted for on the equity method for the five months ended May 31, 1999 as well as losses at New Valley on its equity method investees. This is compared to a loss of $28,717 for the year ended December 31, 1998 which relates to New Valley's net loss applicable to common shares of $96,553 accounted for on the equity method for the year ended December 31, 1998. The loss in joint venture of $12,082 in 1999 resulted primarily from an impairment charge of $11,561 associated with Western Realty Development.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 1999 was $236,084 compared to income of $24,219 for 1998. Income tax expense for the year ended December 31, 1999 was $82,458 compared to a benefit of $59,613 for the year ended December 31, 1998.

         OTHER. At December 31, 1999, Brooke and its consolidated group had U.S. tax operating loss carryforwards for tax purposes of approximately $135,000 which may be subject to certain restrictions and limitations and which will generally expire in the years 2006 to 2017.

1998 COMPARED TO 1997

         REVENUES. Consolidated revenues were $444,566 for the year ended December 31, 1998 compared to $389,615 for the year ended December 31, 1997, an increase of $54,951 or 14.1% due to increases in tobacco revenues at Liggett of $34,861 and at Liggett-Ducat of $20,235.

         During 1998, the major cigarette manufacturers, including Liggett, announced price increases of $6.35 per carton. This is compared with announced increases of $1.20 per carton in 1997.

         Revenues at Liggett increased in both the premium and discount segments by 11.2% due to price increases of $60,384 and a favorable product mix of $1,214, partially offset by an 8.6% decline in unit sales volume (approximately 547 million units), which accounted for $26,737 in volume variance. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales at Liggett for the 1998 year amounted to $105,422 and represented 30.4% of Liggett's total revenues, compared to $102,440 and 32.8% of total sales in 1997. In the premium segment, revenues grew by 2.9% ($2,982) for the year ended December 31, 1998, compared to the prior year, due to price increases of $14,604, which were partially offset by an 11.3% decline in unit sales volume (approximately 192.8 million units), accounting for $11,622 in volume variance. The brands contributed to Trademarks, L&M, CHESTERFIELD and LARK, represented 16.1% in 1998 and 18.1% in 1997 of Liggett's net sales (excluding federal excise taxes).

         Liggett's discount sales for 1998 amounted to $241,707 and represented 69.6% of total revenues, compared to $209,828 and 67.2% of total sales for the prior year. In the discount segment, revenues grew by 15.2% ($31,879) for the year ended December 31, 1998 compared to the prior year, due to price increases of $45,780 and a favorable product mix among the discount brand categories of $1,949, which were partially offset by a 7.6% decline in unit sales volume (approximately 354.2 million units), accounting for $15,850 in volume variance.

         For the year ended December 31, 1998, fixed manufacturing costs on a basis comparable to 1997 were $2,040 lower at Liggett, although costs per thousand units increased by $0.12 per thousand due to lower volume.

         Revenues at Liggett-Ducat increased 26.2% ($20,235) due to a 5.8 billion increase in unit sales volume ($30,991) offset by a decline in price ($10,634) due to Russian currency fluctuation and slightly unfavorable product mix ($122). For the year ended 1998, manufacturing costs increased by $8,914, but costs per thousand units decreased by $0.81 per thousand.

         GROSS PROFIT. Consolidated gross profit of $243,570 for the year ended December 31, 1998 increased $56,076 (29.9%) from gross profit of $187,494 for the year ended December 31, 1997 reflecting an increase in gross profit at Liggett of $44,884 primarily due to price increases discussed above. Liggett-Ducat's gross profit increased $11,600 (85.7%) primarily due to increased volume also discussed above. In 1998, Liggett's premium and discount brands contributed 28.8% and 60.6%, respectively, to Brooke's total gross profit and Liggett-Ducat contributed 10.3%. In 1997, Liggett's premium and discount brands contributed 33.8% and 58.5%, respectively, while Liggett-Ducat contributed 7.2%.

         As a percentage of revenues (excluding federal excise taxes), Liggett's gross profit increased to 78.4% for the year ended December 31, 1998 compared to 73.0% for the same period in 1997, with gross profit for the premium segment at 80.2% in 1998 and 77.1% in 1997, and gross profit for the discount segment at 77.5% in 1998 and 70.8% in 1997. This increase is the result of Liggett's 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         As a percentage of revenues (excluding Russian excise taxes), Liggett-Ducat's gross profit increased to 29.9% for the year ended December 31, 1998 compared to 20.6% for the same period in 1997. The improved gross profit margin at Liggett-Ducat was due to higher volume and lower manufacturing costs ($3.55 per thousand units in 1998 vs. $4.36 per thousand units in 1997). The 40% growth in unit sales volume arose, in part, following a move to a four-shift, 24-hour production cycle in the Russian factory.

         EXPENSES. Consolidated operating, selling, general and administrative expenses were $186,904 for the year ended December 31, 1998 compared with $162,938 for the year ended December 31, 1997. The increase in expenses of $23,966 was largely the result of higher spending for promotional and marketing programs ($20,106) and increased administrative expense ($6,508) at Liggett. These costs were offset by lower pension expenses and decreases in systems development costs at Liggett when compared with the prior year. At Brooke (Overseas), consolidated operating, selling, general and administrative expenses were $11,894 for the year ended December 31, 1998 compared to $9,293 for the year ended December 31, 1997, an increase of $2,601 over the prior year due primarily to timing of employee compensation awards of $2,014, an increase in employee benefits and in various Russian taxes of $2,782 and increased depreciation expense of $812. These costs were offset primarily by a decrease in consulting fees of approximately $2,500.

         In addition, $14,928 of net charges for the Attorneys General settlements previously accrued in 1997 and in early 1998 were reversed in 1998 as a result of the Master Settlement Agreement.

         OTHER INCOME (EXPENSE). Consolidated other expense was $106,988 for the twelve months ended December 31, 1998 compared to overall expense of $58,327 in 1997. In 1998, interest expense increased by $17,926 due primarily to non-cash charges for debt restructuring of approximately $10,560 at BGLS and $2,600 at Liggett as well as an increase of approximately $3,200 at Brooke (Overseas) caused by higher interest rates in Russia and the preference requirement on the net income of Western Tobacco Investments.

         In 1998, sale of assets of $5,975 included $4,246 representing a portion of the gain on the sale of the BrookeMil shares which had been deferred due to Brooke's 42% equity ownership of New Valley. With the contribution of the real estate assets of BrookeMil by New Valley to Western Realty Development, a joint venture between New Valley and Apollo, Brooke recognized a portion of the deferred gain to the extent of Apollo's interest in Western Realty Development. In 1997, the sale of assets included recognition of $21,300 or 58% of the gain on the sale of the BrookeMil shares.

         Equity in loss of affiliate in 1998 was $28,717 compared to a loss of $26,646 in 1997 and represents Brooke's proportionate share of losses from continuing operations at New Valley and a portion of New Valley's dividend arrearages. This was partially offset by discontinued operations in which Brooke reflected its portion of New Valley's income from discontinued operations of $3,208 in 1998 and $1,536 in 1997.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 1998 was $24,219 compared with a loss of $51,421 for the same period in the prior year. Brooke recognized a tax benefit of $59,613 in 1998 as compared to a provision of $1,123 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash and cash equivalents increased $12,727 in 1999, $2,642 in 1998 and $2,813 in 1997.

         Net cash provided by operations in 1999 was $58,093 compared to net cash used in operations of $3,289 in 1998 and $25,063 in 1997. The increase of $61,382 in net cash provided by operating activities in 1999 over the prior year was due primarily to an increase in operating income at Liggett, a reduction in debt service resulting from Liggett's bond redemption on December 28, 1998 and an increase in deferred taxes and non-cash expenses including certain interest expenses, loss in joint venture and loss in equity of affiliate. In the 1998 period, cash payments included interest payments by BGLS and Liggett of approximately $50,000. In addition, increases in inventories were partially offset by decreases in receivables and in payables and in other long-term liabilities.

         Net cash used in operations in 1998 was $3,289 compared to net cash used in 1997 of $25,063, a net change of $21,774 due primarily to an increase in operating income over the prior year, a reduction in cash interest on the BGLS senior secured notes of $9,806, additional other non-cash interest of $1,991 and non-cash stock based expense of $9,394 which includes legal expenses of $4,192, charges for stock issued to the Liggett bondholders of $3,648 and other non-cash compensation expenses of $1,554. Other non-cash expenses in 1998 include a foreign currency translation loss of $4,294. These non-cash expenses were offset by a decrease in deferred taxes, an increase in receivables and net liabilities which included increasing accruals for interest charges on the BGLS notes.

         Net cash provided by investing activities of $127,968 in 1999 compares to net cash provided of $131,327 in 1998. In 1999, the majority of the proceeds were from the purchase of the Class A option by Philip Morris in May 1999, loan proceeds which Trademarks borrowed and distributed to Eve and the sale of real estate. In 1999, these proceeds were partially offset by capital expenditures primarily for machinery and equipment at Liggett of $17,432 and equipment and construction costs for the new factory of $42,825 at Liggett-Ducat. Other payments made principally pertained to broker-dealer transactions and the sale of assets at New Valley. In 1998, net cash provided by investing activities of $131,327 was due to the payment by Philip Morris of $150,000 for options in Trademarks, offset by capital expenditures of $21,006, primarily costs for construction and equipment for the new Liggett-Ducat cigarette factory in Russia.

         Net cash provided by investing activities in 1998 of $131,327 compares to net cash provided in 1997 of $36,327 which was due principally to the sale of the BrookeMil shares by Brooke (Overseas) for $55,000 on January 30, 1997 and the sale of used equipment by Liggett offset by capital expenditures of $20,142, principally for construction and equipment costs for the new Liggett-Ducat factory.

         Net cash used in financing activities was $172,169 in 1999 as compared with cash used in financing activities in 1998 of $124,024. Cash was used in 1999 primarily to retire the BGLS notes in principal amount of $144,794 and to retire $35,023 of New Valley mortgage financing relating to the five shopping centers sold in August 1999. Cash was also used in the 1999 period to decrease the margin loan at New Valley, to purchase preferred stock in a New Valley subsidiary and for distributions on common stock. Net borrowings under the revolving credit facilities were $16,765, of which $19,203 is attributable to Liggett-Ducat offset by net repayments at Liggett of $2,438. Proceeds included $4,500 of equipment financing, a $5,000 term loan for the Mebane facility and the effect of the New Valley recapitalization which was $9,010. Cash used in the 1998 period includes the redemption of Liggett's senior secured notes of $144,919 and net repayments on revolving credit facilities of $14,728. These payments were offset by the $30,000 participating loan from Western Realty Development.

         Net cash used in financing activities in 1998 of $124,024 compares with net cash used of $8,532 in 1997. Cash used in 1997 included the repurchase of $7,500 principal amount of the Liggett notes, repayment of credit facilities in Russia and repayments of Liggett's credit facility partially offset by proceeds from credit facilities in Russia and proceeds from the credit facility at Liggett.

         LIGGETT. On December 28, 1998, Liggett redeemed the entire outstanding $144,891 principal amount of its senior secured notes at 100% of the principal amount together with accrued interest. Proceeds of $150,000 from the purchase by Philip Morris of two options to purchase interests in Trademarks which acquired the three brands of Eve were used to fund the redemption.

         The closing of the exercise by Philip Morris of the Class A option occurred on May 24, 1999. Upon closing, Liggett received $145,000 from the purchase of the Class A interest and the distribution of certain loan proceeds by Trademarks to Eve, which guaranteed the loan.

         Liggett has a $35,000 credit facility, under which $0 was outstanding at December 31, 1999. Availability under the credit facility was approximately $26,816 based on eligible collateral at December 31, 1999. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.5% at December 31, 1999. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1999, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $37,597 and net working capital was $36,157, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple Lane LLC, a subsidiary of Liggett, purchased an industrial facility in Mebane, North Carolina for $8.4 million. Liggett plans to relocate its tobacco manufacturing operations to the new facility by the end of 2000. Maple Lane borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest of 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility.

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

         Liggett (and, in certain cases, Brooke Group Holding, Brooke's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. Brooke believes, and has been so advised by counsel handling the cases, that Brooke Group Holding and Liggett have a number of valid defenses to the claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. In a worst case scenario, it is possible that a judgment for punitive damages could be entered in the ENGLE case in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither Brooke nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 22 to Brooke's consolidated financial statements.

         Management is not able to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding and Liggett or the costs of defending such cases. It is possible that Brooke's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         BROOKE (OVERSEAS). On January 31, 1997, Brooke (Overseas) sold its 99.1% interest in BrookeMil to New Valley for $55,000. The purchase price paid was $21,500 in cash and a 9% promissory note of $33,500, which was paid during 1997.

         Liggett-Ducat has recently completed construction of a new cigarette factory on the outskirts of Moscow which became operational in June 1999. The new factory, which utilizes Western cigarette making technology and has a capacity in excess of 40 billion units per year, produces American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Development has made a $30,000 participating loan to Western Tobacco Investments, which holds Brooke (Overseas)'s interest in Liggett-Ducat and the new factory. In addition, Western Tobacco Investments has entered into note agreements for equipment purchases which have a liability of approximately $21,800 at December 31, 1999. The remaining costs for construction and equipment for the new factory have been financed by loans from Russian banks and approximately $12,900 of loans from Brooke (Overseas) made during the first half of 1999.

         BGLS. During 1999, BGLS repurchased $144,794 principal amount of the BGLS senior secured notes, together with accrued interest thereon, for a discounted purchase price of $164,732. The purchases were made using primarily proceeds from the Philip Morris brand transaction which closed on May 24, 1999.

         At December 31, 1999, BGLS had outstanding $88,070 principal amount of its BGLS notes which mature on January 31, 2001. Of this amount, $52,639 carry deferred interest. On March 2, 1998, BGLS entered into a standstill agreement with the holders of $97,239 principal amount of its notes, who were affiliated with Apollo, under which the Apollo holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS had deferred a total of $25,435 of interest as of December 31, 1999. Interest on all of the notes for the six-month period ended January 31, 2000 was paid in cash.

         On January 20, 2000, BGLS repurchased an additional $5,500 principal amount of the BGLS notes, together with accrued interest, for a purchase price of $8,456.

         CONSOLIDATED. Brooke has substantial near-term consolidated debt service requirements, with aggregate required principal payments of approximately $168,700 due in the years 2000 through 2002. Brooke believes that it will continue to meet its liquidity requirements through 2000. The Brooke senior secured notes indenture limits the amount of restricted payments BGLS is permitted to make to Brooke during the calendar year. At December 31, 1999, the remaining amount available through December 31, 2000 in the restricted payment basket related to BGLS' payment of dividends to Brooke (as defined by the BGLS notes indenture) is $22,829. Brooke expenditures (exclusive of Liggett, Liggett-Ducat and New Valley) over the next twelve months for current operations include cash interest expense of approximately $16,650, dividends on Brooke's shares (currently at an annual rate of approximately $21,990) and corporate expenses. Brooke anticipates funding its expenditures for current operations with public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

MARKET RISK

         Brooke is exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. Brooke seeks to minimize these risks through its regular operating and financing activities and its long-term investment strategy.

         FOREIGN MARKET RISK

         EUROPE. Brooke has foreign currency exchange risk relating to its outstanding obligations under foreign currency denominated equipment purchase contracts with various European companies where costs are affected by fluctuations in the United States dollar as compared to certain European currencies. Management believes that currencies in which it presently has such exposure are relatively stable.

         RUSSIA. Liggett-Ducat's, Western Tobacco Investment's, BrookeMil's and Western Realty Development's operations are conducted in Russia. The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the country's currency continues to devalue, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.

         The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond Brooke's control. Brooke's Russian operations of may be significantly affected by these factors for the foreseeable future.

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

         EQUITY PRICE RISK. Ladenburg maintained inventories of trading securities at December 31, 1999 with fair values of $15,707 in long positions and $7,625 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the Ladenburg's financial instruments at December 31, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of Brooke.

         New Valley held investment securities available for sale totaling $48,722 at December 31, 1999. Approximately 22% of these securities represent an investment in RJ Reynolds Tobacco Holdings and Nabisco Group Holdings, which are defendants in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings against these companies could have a significant effect on the value of New Valley's investment.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. Brooke has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

YEAR 2000 COSTS

         The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If Brooke's or its subsidiaries' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities.

         BROOKE, NEW VALLEY AND LIGGETT-DUCAT. Brooke, New Valley and Liggett-Ducat use personal computers for all transactions. All such computers and related systems and software are less than three years old and are Year 2000 compliant. As a result, Brooke, New Valley and Liggett-Ducat are Year 2000 compliant.

         LIGGETT. Liggett is Year 2000 compliant. The focus of Liggett's Year 2000 compliance and verification efforts were directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units formed as part of Liggett's reorganization which began in January 1997. Liggett estimates that approximately $138 of the expenditures for this reengineering effort related to Year 2000 compliance, validation and testing. In November 1998, Liggett completed a major conversion of factory accounting, materials management and information systems at its Durham production facility with upgrades that were successfully tested for Year 2000 compliance. Program upgrades to Liggett's payroll system were completed in July 1999 with parallel upgrades to the human resources system software completed in August 1999. Enhancements to Liggett's warehouse management finished goods inventory tracking systems were completed in October 1999.

         LADENBURG. Ladenburg is Year 2000 compliant. Ladenburg's plan addressed external interfaces with third party computer systems necessary in the broker-dealer industry. It also addressed internal operations software necessary to continue operations on a daily basis. Ladenburg's Year 2000 plan cost approximately $650. The cost was inclusive of hardware and software upgrades and replacements as well as consulting.

         EXTERNAL SERVICE PROVIDERS. The modifications for Year 2000 compliance by Brooke and its subsidiaries were completed in 1999. However, the failure of Brooke's service providers, including Ladenburg's clearing agent, to resolve their own processing issues in a timely manner could result in a material financial risk. Published reports have stated that Year 2000 miscalculations could occur throughout 2000. To date, neither Brooke nor its subsidiaries have experienced any material disruption to their business operations.

         It is unclear whether the Russian government and other organizations that provide significant infrastructure services in Russia have addressed the Year 2000 problem sufficiently to mitigate potential substantial disruption to these infrastructure services. The substantial disruption to these services would have an adverse effect on Brooke's operations. Furthermore, the current financial crises in Russia could affect the ability of the government and other organizations to fund Year 2000 compliance programs. To date, Brooke is not aware of any Year 2000 related issues reported in Russia.

         Although Brooke and its subsidiaries have confirmed that their service providers adequately addressed Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair Brooke's or its subsidiaries' services.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Brooke and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which reflect Brooke's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, Brooke has identified under "Risk Factors" in
Item 1 above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of Brooke.

         Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Brooke does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Brooke.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Brooke's and BGLS' Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 30, 2000, are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in Brooke's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)  INDEX TO 1999 CONSOLIDATED FINANCIAL STATEMENTS:

         Brooke's and BGLS' Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 30, 2000, appear beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (A)(2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts ....................Page F-53

         (A)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

                                INDEX OF EXHIBITS

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

  * 2.1 Stock Purchase Agreement dated as of January 31, 1997 among BrookeMil Ltd. ("BrookeMil"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), BGLS Inc. ("BGLS") and New Valley Corporation ("New Valley") (incorporated by reference to Exhibit 2.1 in New Valley's Form 8-K dated January 31, 1997, Commission File No. 1-2493).

  * 2.2         Agreement and Plan of Merger, dated as of September 30,
                1999, by and among Brooke Group Ltd. ("Brooke"), BGL Successor Inc. and BGL Merger Inc. (incorporated by reference to Exhibit 2.1 in Brooke's Report on Form 8-K dated dated October 1, 1999, Commission File No. 1-5759).

  * 3.1         Amended and Restated Certificate of
                Incorporation of Brooke (incorporated by reference to Exhibit 3.1 in Brooke's Form 10-Q for the quarter ended September 30, 1999).

  * 3.2         By-Laws of Brooke (incorporated by reference to
                Exhibit 3.2 in Brooke's Form 10-Q for the quarter ended September 30, 1999).

  * 3.3         Certificate of Incorporation of BGLS
                (incorporated by reference to Exhibit 3.3 in Brooke's Form 10-Q for the quarter ended September 30, 1999).

  * 3.4         By-Laws of BGLS (incorporated by reference to
                Exhibit 3.4 in Brooke's Form 10-Q for the quarter ended September 30, 1999).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

  * 4.1 Indenture, dated as of January 1, 1996, between BGLS and Fleet National Bank of Massachusetts ("Fleet"), as Trustee, relating to the "Series A Notes" and the 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes"), including the form of Series A Note and the form of Series B Note (the "Indenture") (incorporated by reference to
                Exhibit 4.1 in BGLS' Registration Statement on Form S-4 dated December 19, 1995).

  * 4.2         First Supplemental Indenture, dated as of
                September 30, 1999, to the Indenture, dated as of January 1, 1996, between BGLS, BGLS Holding Inc. and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 in Brooke's Report on Form 8-K dated October 1, 1999).

  * 4.3         Pledge and Security Agreement, dated as of
                January 1, 1996, between BGLS and Fleet, as
                Trustee, under the Indenture (incorporated by reference to Exhibit 4.2 in BGLS' Registration Statement on Form S-4 dated December 19, 1995).

  * 4.4         Amendment No. 1, dated as of September 30,
                1999, to the Pledge and Security Agreement, dated as of January 1, 1996, between BGLS Holding Inc., Brooke Group Holding Inc., BGLS and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 in Brooke's Report on Form 8-K dated October 1, 1999).

  * 4.5         Pledge and Security Agreement, dated as of
                January 1, 1996, between New Valley Holdings, Inc.
                and Fleet, as Trustee, under the Indenture (incorporated by reference to Exhibit 4.4 in BGLS' Registration Statement on Form S-4 dated December 19, 1995).

  * 4.6 Amended and Restated Standstill Agreement, dated as of February 9, 1999, among BGLS and AIF II, L.P. ("AIF II") and Artemis America Partnership ("AAP" and collectively, with AIF and their future transferees, the "Apollo Holders") (incorporated by reference to Exhibit 4.6 in Brooke's Form 10-K for the year ended December 31, 1998).

  * 4.7 Amended and Restated Limited Recourse Guarantee Agreement, dated as of February 9, 1999, made by Brooke (Overseas) for the benefit of the Apollo Holders (incorporated by reference to Exhibit 4.7 in Brooke's Form 10-K for the year ended December 31, 1998).

  * 4.8 Amended and Restated Pledge Agreement, dated as of February 9, 1999, between Brooke (Overseas) and the Apollo Holders (incorporated by reference to Exhibit 4.8 in Brooke's Form 10-K for the year ended December 31, 1998).

  * 4.9 Collateral Agency Agreement, dated as of February 9, 1999, between the Apollo Holders, U.S. Bank Trust National Association, as Collateral Agent, and Brooke (Overseas) (incorporated by reference to Exhibit 4.9 in Brooke's Form 10-K for the year ended December 31, 1998).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

 * 4.10         Loan and Security Agreement, dated as of March
                8, 1994, between Liggett and Congress Financial Corporation (incorporated by reference to Exhibit 10(xx) in Brooke's Form 10-K for the year year ended December 31, 1993).

 * 10.1         Corporate Services Agreement, dated as of June
                29, 1990, between Brooke and Liggett (incorporated by reference to Exhibit 10.10 in Liggett's
                Registration Statement on Form S-1, No. 33-47482).

 * 10.2 Corporate Services Agreement, dated June 29, 1990, between Brooke and Liggett (incorporated by reference to Exhibit 10.11 in Liggett's Registration Statement on Form S-1, No. 33-47482).

 * 10.3 Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. ("BMI") and Liggett (the "Liggett Services Agreement") (incorporated by reference to Exhibit 10.5 in BGLS' Registration Statement on Form S-1, No. 33-93576).

 * 10.4 First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 of BGLS' Registration Statement on Form S-1, No. 33-93576).

 * 10.5         Second Amendment to Liggett Services
                Agreement, dated as of October 1, 1995, between BMI, Brooke and Liggett (incorporated by reference to Exhibit 10(c) in Brooke's Form 10-Q for the quarter ended September 30, 1995).

 * 10.6         Corporate Services Agreement, dated January 1,
                1992, between BGLS and Liggett (incorporated by reference to Exhibit 10.13 of Liggett's
                Registration Statement on Form S-1, No. 33-47482).

 * 10.7 Employment Agreement, dated February 21, 1992, between Brooke and Bennett S. LeBow (incorporated by reference to Exhibit 10(xx) in Brooke's Form 10-K for the year ended December 31, 1991).

 * 10.8 Amendment to Employment Agreement, dated as of July 20, 1998, between Brooke and Bennett S. LeBow (incorporated by reference to Exhibit 10.8 in Brooke's Form 10-K for the year ended December 31,
                1998).

 * 10.9 Tax-Sharing Agreement, dated June 29, 1990, among Brooke, Liggett and certain other entities (incorporated by reference to Exhibit 10.12 in Liggett's Registration Statement on Form S-1, No. 33-47482).

 * 10.10 Tax Indemnity Agreement, dated as of October 6, 1993, among Brooke, Liggett and certain other entities (incorporated by reference to Exhibit 10.2 in SkyBox International Inc.'s Form 10-Q for the quarter ended September 30, 1993).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

 * 10.11 Expense Sharing Agreement, dated as of January 18, 1995, between Brooke and New Valley (incorporated by reference to Exhibit 10(d) in Brooke's Form 10-Q for the quarter ended September 30,
                1995).

 * 10.12 Stock Option Agreement, dated January 25, 1995, between Brooke and Howard M. Lorber (incorporated by reference to Exhibit 10(g) in Brooke's Form 10-K for the year ended December 31, 1994).

 * 10.13 Amended and Restated Consulting Agreement, dated as of January 1, 1996, between Brooke and Howard M. Lorber (the "Lorber Consulting Agreement") (incorporated by reference to Exhibit
                10.25 in Brooke's Form 10-K for the year ended December 31,
                1995).

 * 10.14 Amendment dated January 1, 1998 to the Lorber Consulting Agreement (incorporated by reference to Exhibit 10.23 in Brooke's Form 10-K for the year ended December 31, 1997).

 * 10.15 Settlement Agreement, dated March 12, 1996, by and between Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco Company, Inc. et al., Civil No. 94-1044, United States District Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett, as supplemented by the letter agreement dated March 14, 1996 (the "Settlement Agreement") (incorporated by reference to Exhibit 13 in the Schedule 13D filed by, among others, Brooke with the SEC on March 11,1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D")).

 * 10.16        Addendum to Settlement Agreement (incorporated by reference to
                Exhibit 10.30 in Brooke's Form 10-K/A No. 1 for the year ended December 31, 1996).

 * 10.17 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D).

 * 10.18 Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Brooke's Form 10-Q for the quarterly period ended March 31, 1997).

 * 10.19 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke Group Ltd., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.41 in Brooke's Form 10-K for the year ended December 31, 1996).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

 * 10.20 Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Brooke's Form 10-K for the year ended December 31, 1997).

 * 10.21 Amended Settlement Agreement, dated July 2, 1998, by and between the named representative plaintiffs in Fletcher, et al., v. Liggett Group Inc., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.32 in Brooke's Form 10-K for the year ended December 31, 1998).

 * 10.22 Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.'s Report on Form 8-K dated November 25, 1998).

 * 10.23 General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Brooke's Form 10-K for the year ended December 31, 1998).

 * 10.24 Class Settlement Agreement, dated January 14, 1999, by and between the named representative plaintiffs in Iron Workers Union No. 17 Insurance Fund, et al., v. Philip Morris Inc., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Brooke's Form 10-K for the year ended December 31, 1998).

* 10. 25 Stock Option Agreement, dated December 16, 1996, between Brooke and Howard M. Lorber (incorporated by reference to
                Exhibit 10.34 in Brooke's Form 10-K for the year ended December 31,1996).

 * 10.26        Letter Agreement dated September 5, 1996 between Ronald S.
                Fulford and Liggett (incorporated by reference to Exhibit 10.23 in Liggett's Form 10-K for the year ended December 31, 1996).

 * 10.27 Stock Option Agreement, dated January 1, 1997, between Brooke and Richard J. Lampen (incorporated by reference to Exhibit
                10.35 in Brooke's Form 10-K for the year ended December 31,
                1996).

 * 10.28        Stock Option Agreement, dated January 1, 1997, between
                Brooke and Marc N. Bell (incorporated by reference to exhibit 4.3 in the Brooke's Registration Statement on Form S-8, No. 333-24217).

 * 10.29 Stock Option Agreement, dated January 1, 1998, between Brooke and Joselynn D. Van Siclen (incorporated by reference to Exhibit
                10.43 in Brooke's Form 10-K for the year ended December 31,
                1997).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

 * 10.30 Warrant to purchase common stock of Brooke, dated March 2, 1998, issued to AIF (incorporated by reference to Exhibit 10.2 in Brooke's Form 8-K dated March 2, 1998).

 * 10.31 Warrant to purchase common stock of Brooke, dated March 2, 1998, issued to AAP (incorporated by reference to Exhibit 10.3 in Brooke's Form 8-K dated March 2, 1998).

 * 10.32 Warrant to purchase common stock of Brooke, dated March 2, 1998, issued to AIF (incorporated by reference to Exhibit 10.4 in Brooke's Form 8-K dated March 2, 1998).

 * 10.33 Warrant to purchase common stock of Brooke, dated March 2, 1998, issued to AAP (incorporated by reference to Exhibit 10.5 in Brooke's Form 8-K dated March 2, 1998).

 * 10.34 Registration Rights Agreement, dated as of March 2, 1998, among Brooke and the Apollo Holders (incorporated by reference to Exhibit 10.6 in Brooke's Form 8-K dated March 2, 1998).

 * 10.35 Registration Rights Agreement, dated as of March 2, 1998, among Brooke and the Apollo Holders (incorporated by reference to Exhibit 10.7 in Brooke's Form 8-K dated March 2, 1998).

 * 10.36 Amended and Restated Stock Option Agreement, dated as of October 12, 1998, by and between Brooke and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel R. Benson (incorporated by reference to Exhibit 10.4 in Brooke's Form 10-Q for the quarter ended September 30, 1998).

 * 10.37 Amended and Restated Limited Liability Company Agreement (Second Restatement) dated as of February 20, 1998 by and among Western Realty Development LLC, New Valley, BrookeMil and Apollo Real Estate Investment Fund III, L.P. ("Apollo")
                 (incorporated by reference to Exhibit 10.1 in New
                Valley's Form 10-Q for the quarter ended June 30,
                1998).

 * 10.38 Limited Liability Company Agreement, dated as of June 18, 1998, by and among Western Realty Repin LLC, Apollo and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

 * 10.39 Participating Loan Agreement, dated as of April 28, 1998, by and among Western Realty Development LLC, Western Tobacco Investments LLC and Brooke (Overseas) (incorporated by reference to Exhibit 10.2 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

 * 10.40 Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin LLC and BrookeMil (incorporated by reference to Exhibit 10.4 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

 * 10.41 Consulting Agreement, dated as of May 1, 1998, between Brooke and J. Sauter Enterprises, Inc. (incorporated by reference to Exhibit 4.1 in Brooke's Registration Statement on Form S-8, No. 333-59615).

 * 10.42 Brooke Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Brooke's Proxy Statement dated September 15, 1998).

 * 10.43 Stock Option Agreement, dated July 20, 1998, between Brooke and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Brooke).

 * 10.44 Stock Option Agreement, dated July 20, 1998, between Brooke and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Brooke's Form 10-Q for the quarter ended September 30, 1998).

 * 10.45 Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated ("PM"), Brooke, Liggett & Myers Inc. ("L&M") and Liggett (incorporated by reference to Exhibit 10.1 in Brooke's Report on Form 8-K dated November 25, 1998).

 * 10.46 Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke, L&M, Eve Holdings Inc. ("Eve"), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Brooke's Form 10-Q for the quarter ended June 30, 1999).

 * 10.47 Class A Option Agreement, dated as of January 12, 1999, among Brooke, L&M, Eve, Liggett and PM (incorporated by reference to
                Exhibit 10.61 in Brooke's Form 10-K for the year ended December 31, 1998).

 * 10.48 Class B Option Agreement, dated as of January 12, 1999, among Brooke, L&M, Eve, Liggett and PM (incorporated by reference to
                Exhibit 10.62 in Brooke's Form 10-K for the year ended December 31, 1998).

 * 10.49 Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Brooke's Form 10-Q for the quarter ended June 30, 1999).

 * 10.50 Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Brooke's Form 10-Q for the quarter ended June 30, 1999).

 * 10.51 Purchase and Sale Agreement, dated February 17, 1999, between BGLS and U.S. Bancorp Investments, Inc. (incorporated by reference to Exhibit 10.64 in Brooke's Form 10-K for the year ended December 31, 1998).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

 * 10.52       Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett
                S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley's Form 10-K for the year ended December 31, 1995).

 * 10.53 Employment Agreement dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to
                Exhibit 10(a) in New Valley's Form 10-Q for the quarter ended September 30, 1995).

 * 10.54 Employment Agreement dated April 15, 1994, between Brooke and Marc N. Bell (incorporated by reference to Exhibit 10.67 in Brooke's Form 10-K for the year ended December 31, 1998).

 * 10.55 Sale-Purchase Agreement, dated as of September 2, 1998, by and between New Valley and PW/MS OP Sub I, LLC (incorporated by reference to Exhibit 2.1 in New Valley's on Form 8-K dated September 28, 1998).

 * 10.56 Employment Agreement dated as of August 1, 1999, between Brooke and Joselynn D. Van Siclen (incorporated by reference to Exhibit
                10.8 in Brooke's Form 10-Q for the quarter ended June 30, 1999).

 * 10.57 Purchase Agreement, dated as of September 30, 1999, between BGLS Inc. and BGLS Holding Inc. (incorporated by reference to Exhibit 10.1 in Brooke's Form 8-K dated October 1, 1999).

   10.58        Brooke Group Ltd. 1999 Long-Term Incentive Plan.

   10.59 Stock Option Agreement, dated November 4, 1999, between Brooke and Bennett S. LeBow.

   10.60 Stock Option Agreement, dated November 4, 1999, between Brooke and Richard J. Lampen.

   10.61 Stock Option Agreement, dated November 4, 1999, between Brooke and Marc N. Bell.

   10.62 Stock Option Agreement, dated November 4, 1999, between Brooke and Joselynn D. Van Siclen.

   10.63 Stock Option Agreement, dated November 4, 1999, between Brooke and Howard M. Lorber.

   10.64 Stock Option Agreement, dated November 24, 1999, between Brooke and Ronald S. Fulford.

   21           Subsidiaries of Brooke.

   23.1 Consent of PricewaterhouseCoopers LLP relating to Brooke's Registration Statements on Form S-8 (No. 333-24217, No. 333-50189 and No. 333-59615).

 EXHIBIT
   NO.                                DESCRIPTION
--------------- --------------------------------------------------------------

    23.2 Consent of Arthur Anderson LLP relating to Brooke's Registration Statements on Form S-8 (No. 333-24217, No. 333-50189 and No. 333-59615).

    27.1        Financial Data Schedule of Brooke.

    27.2        Financial Data Schedule of BGLS.

    99.1        Material Legal Proceedings

    99.2        Liggett Group Inc.'s Consolidated Financial
                Statements for the fiscal year ended December 31, 1999.

  * 99.3        New Valley Corporation's Consolidated
                Financial Statements for the fiscal year ended
                December 31, 1999 (incorporated by reference to New Valley's Form 10-K for the fiscal year ended
                December 31, 1999).

    99.4        Brooke (Overseas) Ltd.'s Consolidated Financial
                Statements for the fiscal year ended December 31, 1999.

         ---------------------------------
         *Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.26, 10.27, 10.28, 10.29, 10.42, 10.43, 10.52, 10.53,
10.54, 10.56 and 10.58 through 10.64.

                  (B)     REPORTS ON FORM 8-K:

         Brooke filed the following Report on Form 8-K during the fourth quarter of 1999:

                                                                   FINANCIAL
           DATE                              ITEMS                 STATEMENTS
           ----                              -----                 ----------

          October 1, 1999                     5, 7                    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BROOKE GROUP LTD.
                                  (REGISTRANT)

                                   By:   /s/ Bennett S. LeBow
                                      -----------------------------------------
                                         Bennett S. LeBow
                                         Chairman of the Board, Chief
                                         Executive Officer and President

Date:    March 30, 2000

                                   BGLS INC.
                                   (REGISTRANT)

                                   By:   /s/ Bennett S. LeBow
                                      -----------------------------------------
                                         Bennett S. LeBow
                                         Chairman of the Board, Chief
                                         Executive Officer and President

Date:    March 30, 2000

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

            SIGNATURE                                                TITLE
            ---------                                                -----
         /s/  Bennett S. LeBow
         ---------------------------------------
         Bennett S. LeBow                               Chairman of the Board, President
                                                        and Chief Executive Officer
                                                        (Principal Executive Officer)

         /s/  Joselynn D. Van Siclen
         ---------------------------------------
         Joselynn D. Van Siclen                         Vice President and Chief
                                                        Financial Officer
                                                        (Principal Financial Officer and
                                                        Principal Accounting Officer)

         /s/  Robert J. Eide
         ---------------------------------------
         Robert J. Eide                                 Director

         /s/  Jeffrey S. Podell
         ---------------------------------------
         Jeffrey S. Podell                              Director

         /s/  Jean E. Sharpe
         ---------------------------------------
         Jean E. Sharpe                                 Director



                                BROOKE GROUP LTD.
                                    BGLS INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999
                      ITEMS 8, 14(a) (1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

         Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:

                                                                                                   PAGE
                                                                                                   ----
   FINANCIAL STATEMENTS:

        BROOKE GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Certified Public Accountants.................................         F-2
        Brooke Group Ltd. Consolidated Balance Sheets as of December 31, 1999 and 1998              F-3
        BGLS Inc. Consolidated Balance Sheets as of December 31, 1999 and 1998.............         F-4
        Brooke Group Ltd. Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997...............................................         F-5
        BGLS Inc. Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997...............................................         F-6
        Brooke Group Ltd. Consolidated Statements of Stockholders' Equity (Deficit) for the
            years ended December 31, 1999, 1998 and 1997...................................         F-7
        BGLS Inc. Consolidated Statements of Stockholder's Equity (Deficit) for the years
            ended December 31, 1999, 1998 and 1997.........................................         F-8
        Brooke Group Ltd. Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997...............................................         F-9
        BGLS Inc. Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997...............................................        F-10
        Notes to Consolidated Financial Statements.........................................        F-11

   FINANCIAL STATEMENT SCHEDULE:

        Schedule II -- Valuation and Qualifying Accounts...................................        F-52

        Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in Brooke's Consolidated Financial Statements or accompanying Notes.

        THINKING MACHINES CORPORATION

        Report of Independent Public Accountants.................................                  F-53



        LIGGETT GROUP INC.

        The consolidated financial statements of Liggett Group Inc. are filed as exhibit 99.2 to this report and are incorporated herein by reference.

        NEW VALLEY CORPORATION

        The consolidated financial statements of New Valley Corporation are filed as exhibit 99.3 to this report and are incorporated herein by reference.

        BROOKE (OVERSEAS) LTD.

        The consolidated financial statements of Brooke (Overseas) Ltd. are filed as exhibit 99.4 to this report and are incorporated herein by reference.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Brooke Group Ltd. and BGLS Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Brooke Group Ltd. and its subsidiaries and BGLS Inc. and its subsidiaries, (collectively the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 30, 2000

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,      DECEMBER 31,
                                                                                           1999              1998
                                                                                      ---------------- -----------------
ASSETS:

Current assets:
  Cash and cash equivalents....................................................         $  20,123       $    7,396
  Receivables from clearing brokers............................................            10,903
  Investment securities available for sale.....................................            48,722
  Trading securities owned.....................................................            15,707
  Accounts receivable - trade..................................................            19,658           15,160
  Other receivables............................................................             1,290              924
  Inventories..................................................................            45,205           36,316
  Restricted assets............................................................             3,239
  Deferred income taxes........................................................            21,374           59,613
  Other current assets.........................................................             2,511            3,151
                                                                                        ---------        ---------
    Total current assets.......................................................           188,732          122,560

Property, plant and equipment, net.............................................           154,260           93,504
Investment in real estate, net.................................................            53,353
Long-term investments, net.....................................................             8,731
Investment in joint venture....................................................            38,378
Restricted assets..............................................................             5,195
Deferred income taxes..........................................................            45,631
Other assets...................................................................            10,168           12,918
                                                                                         --------         --------
    Total assets...............................................................          $504,448         $228,982
                                                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt..........................         $  41,547        $  21,176
  Margin loan payable..........................................................               983
  Accounts payable.............................................................            36,456           13,880
  Cash overdraft...............................................................                                 77
  Securities sold, not yet purchased...........................................             7,625
  Accrued promotional expenses.................................................            22,473           23,760
  Accrued taxes payable........................................................            42,408           14,854
  Deferred income taxes........................................................             2,274
  Accrued interest.............................................................             8,488           17,189
  Proceeds received for options................................................                            150,000
  Prepetition claims and restructuring accruals................................            12,279
  Other accrued liabilities....................................................            52,121           32,505
                                                                                         --------         --------
    Total current liabilities..................................................           226,654          273,441

Notes payable, long-term debt and other obligations, less current portion......           148,349          262,665

Noncurrent employee benefits...................................................            23,264           21,701
Deferred income taxes..........................................................           117,285
Other liabilities..............................................................            76,628           65,350
Minority interests.............................................................            45,366

Commitments and contingencies..................................................

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.....
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 27,822,779 shares, outstanding 21,989,782...................             2,199            2,094
  Additional paid-in capital...................................................           196,695          124,120
  Deficit......................................................................          (302,155)        (512,182)
  Accumulated other comprehensive income.......................................             1,379           24,774
  Other........................................................................            (3,743)          (5,508)
  Less:  5,832,997 shares of common stock in treasury, at cost.................           (27,473)         (27,473)
                                                                                         --------         --------
      Total stockholders' equity (deficit).....................................          (133,098)        (394,175)
                                                                                          -------          -------

      Total liabilities and stockholders' equity (deficit).....................          $504,448         $228,982
                                                                                          =======          =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,       DECEMBER 31,
                                                                                           1999               1998
                                                                                      ---------------- -------------------
ASSETS:

Current assets:
  Cash and cash equivalents.....................................................         $  19,590       $    7,396
  Receivables from clearing brokers.............................................            10,903
  Investment securities available for sale......................................            48,722
  Trading securities owned......................................................            15,707
  Accounts receivable - trade...................................................            19,658           15,160
  Other receivables.............................................................             1,237              755
  Inventories...................................................................            45,205           36,316
  Restricted assets.............................................................             3,239
  Deferred income taxes.........................................................            21,374           59,613
  Other current assets..........................................................             2,350            2,946
                                                                                         ---------        ---------
      Total current assets......................................................           187,985          122,186

Property, plant and equipment, net..............................................           154,246           93,481
Investment in real estate, net..................................................            53,353
Long-term investments, net......................................................             8,731
Investment in joint venture.....................................................            38,378
Restricted assets...............................................................             5,195
Deferred income taxes...........................................................            45,631
Other assets....................................................................             9,002           11,729
                                                                                          --------         --------
      Total assets..............................................................          $502,521         $227,396
                                                                                           =======          =======

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt...........................         $  41,333      $    20,955
  Margin loan payable...........................................................               983
  Accounts payable..............................................................            36,236           13,746
  Cash overdraft................................................................                                 63
  Securities sold, not yet purchased............................................             7,625
  Due to parent.................................................................                             32,394
  Accrued promotional expenses..................................................            22,473           23,760
  Accrued taxes payable.........................................................            42,408           14,854
  Deferred income taxes.........................................................             2,274
  Accrued interest..............................................................             8,488           17,188
  Proceeds received for options.................................................                            150,000
  Pre-petition claims and restructuring accruals................................            12,279
Other accrued liabilities.......................................................            50,254           31,556
                                                                                          --------         --------
      Total current liabilities.................................................           224,353          304,516

Notes payable, long-term debt and other obligations, less current portion.......           148,349          262,665

Noncurrent employee benefits....................................................            23,264           21,701
Deferred income taxes...........................................................           117,285
Other liabilities...............................................................            76,360           69,216
Minority interests..............................................................            45,366

Commitments and contingencies...................................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding.................................................................

  Additional paid-in capital....................................................           161,800           69,297
  Deficit.......................................................................          (295,635)        (524,773)
  Accumulated other comprehensive income........................................             1,379           24,774
                                                                                           -------          -------
      Total stockholder's equity (deficit)......................................          (132,456)        (430,702)
                                                                                           -------          -------

      Total liabilities and stockholder's equity (deficit)......................          $502,521         $227,396
                                                                                           =======          =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                   1999              1998             1997
                                                               --------------- ----------------- ----------------
Revenues:
    Tobacco* ..............................................      $    522,807       $    444,566       $    389,615
    Broker-dealer transactions ............................            40,852
    Real estate leasing ...................................             3,386
                                                                 ------------       ------------       ------------
      Total revenues ......................................           567,045            444,566            389,615

Expenses:

    Cost of goods sold* ...................................           189,865            200,996            202,121
    Operating, selling, administrative and general expenses           306,228            186,904            162,938
    Settlement charges ....................................            (1,051)           (14,928)            16,527
                                                                 ------------       ------------       ------------
      Operating income ....................................            72,003             71,594              8,029

Other income (expenses):
    Interest and dividend income ..........................             2,840              1,169                553
    Interest expense ......................................           (54,378)           (79,704)           (61,778)
    Equity in loss of affiliate ...........................           (11,315)           (28,717)           (26,646)
    Recognition of deferred gain on sale of assets ........             7,050
    Loss in joint venture .................................           (12,082)
    Gain on sale of investments, net ......................               741
    Sale of assets ........................................            12,172              5,975             23,086
    Gain on brand transaction .............................           294,078
    Other, net ............................................             1,966             (5,711)             6,458
                                                                 ------------       ------------       ------------
Income (loss) from continuing operations before provision
      (benefit) for income taxes and minority interests ...           313,075            (35,394)           (50,298)
    Provision (benefit) for income taxes ..................            82,458            (59,613)             1,123
    Minority interests ....................................             5,467
                                                                 ------------       ------------       ------------
Income (loss) from continuing operations ..................           236,084             24,219            (51,421)
                                                                 ------------       ------------       ------------
Gain on disposal of discontinued operations ...............             1,249              3,208              1,536

Loss on extraordinary items.............. .................            (1,660)
                                                                 ------------       ------------       ------------
Net income (loss) .........................................      $    235,673       $     27,427       $    (49,885)
                                                                 ============       ============       ============
Per basic common share:
    Income (loss) from continuing operations ..............      $      10.74       $       1.13       $      (2.70)
                                                                 ============       ============       ============
    Gain from discontinued operations .....................      $       0.06       $       0.15       $       0.08
                                                                 ============       ============       ============
    Loss from extraordinary items .........................      $      (0.08)
                                                                 ============
    Net income (loss) applicable to common shares .........      $      10.72       $       1.28       $      (2.62)
                                                                 ============       ============       ============

Basic weighted average common shares outstanding ..........        21,989,782         21,446,255         19,076,745
                                                                 ============       ============       ============


Per diluted common share:
    Income (loss) from continuing operations ..............      $       8.81       $       0.93       $      (2.70)
                                                                 ============       ============       ============
    Gain from discontinued operations .....................      $       0.05       $       0.12       $       0.08
                                                                 ============       ============       ============
    Loss from extraordinary items .........................      $      (0.06)
                                                                 ============
    Net income (loss) applicable to common shares .........      $       8.80       $       1.05       $      (2.62)
                                                                 ============       ============       ============

Diluted weighted average common shares outstanding ........        26,811,273         26,034,912         19,076,745
                                                                 ============       ============       ============


-----------
* Revenues and Cost of goods sold include excise taxes of $66,698, $82,613 and $87,683 for ended the years ended December 31, 1999, 1998 and 1997, respectively.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 ------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------- ----------------- ----------------
                                                                      1999              1998             1997
                                                                 ------------- ----------------- ----------------
Revenues:
    Tobacco* ......................................................      $ 522,807       $ 444,566       $ 389,615
    Broker dealer transactions ....................................         40,852
    Real estate leasing ...........................................          3,386
                                                                         ---------       ---------       ---------
      Total revenues ..............................................        567,045         444,566         389,615

Expenses:
    Cost of goods sold* ...........................................        189,865         200,996         202,121
    Operating, selling, administrative and general expenses .......        304,017         183,970         162,548
    Settlement charges ............................................         (1,051)        (14,928)         16,527
                                                                         ---------       ---------       ---------
      Operating income ............................................         74,214          74,528           8,419

Other income (expenses):
    Interest and dividend income ..................................          2,840           1,025             543
    Interest expense ..............................................        (57,910)        (84,194)        (65,581)
    Equity in loss of affiliate ...................................        (11,315)        (28,717)        (26,646)
    Recognition of deferred gain on sale of assets ................          8,264
    Loss in joint venture .........................................        (12,082)
    Gain on sale of investments, net ..............................            741
    Sale of assets ................................................         12,172           5,981          27,663
    Gain on brand transaction .....................................        294,078
    Other, net ....................................................          1,922          (5,878)          2,326
                                                                         ---------       ---------       ---------

Income (loss) from continuing operations before provision (benefit)
      for income taxes and minority interests .....................        312,924         (37,255)        (53,276)
    Provision (benefit) for income taxes ..........................         82,458         (59,613)          1,135
    Minority interests ............................................          5,467
                                                                         ---------       ---------       ---------
Income (loss) from continuing operations ..........................        235,933          22,358         (54,411)
                                                                         ---------       ---------       ---------
Gain on disposal of discontinued operations .......................          1,249           3,208           1,536
Loss on extraordinary items........................................         (1,660)
                                                                         ---------       ---------       ---------
Net income (loss) .................................................      $ 235,522       $  25,566       $ (52,875)
                                                                         =========       =========       =========


-----------------
* Revenues and Cost of goods sold include excise taxes of $66,698, $82,613 and $87,683 for the years ended December 31, 1999, 1998 and 1997, respectively.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                           ACCUMULATED
                                                                   ADDITIONAL                                 OTHER
                                           COMMON STOCK             PAID-IN          TREASURY             COMPREHENSIVE
                                        SHARES      AMOUNT    CAPITAL    DEFICIT       STOCK       OTHER      INCOME       TOTAL
                                      ----------   -------   --------   ---------    ---------    ------- -------------  ---------

Balance, December 31, 1996......      18,497,096   $ 1,850   $ 94,169   $(490,706)   $ (32,339)   $(5,061)   $(22,902)   $(454,989)
                                      ----------   -------   --------   ---------    ---------    -------    --------    ---------
Net loss........................                                          (49,885)                                         (49,885)
  Unrealized holding gain
    on investment in New Valley.                                                                                16,842      16,842
  Effect of New Valley capital
     transactions...............                                                                                 3,190       3,190
  Pension-related minimum
     liability adjustment.......                                                                                 1,013       1,013
                                                                                                                         ---------
    Total other comprehensive
      income....................                                                                                            21,045
                                                                                                                         ---------
Total comprehensive loss........                                                                                           (28,840)
                                                                                                                         ---------
Distributions on common stock...                               (5,504)                                                      (5,504)
Amortization of deferred
  compensation..................                                                                    1,311                    1,311
Stock options granted to
  consultant....................                                 (375)                                                        (375)
Settlement of loan..............        (400,000)                           1,800       (1,800)
                                      ----------   -------   --------   ---------    ---------    -------    --------    ---------
Balance, December 31, 1997......      18,097,096     1,850     88,290    (538,791)     (34,139)    (3,750)     (1,857)    (488,397)
Net income......................                                                        27,427                              27,427
  Unrealized holding gain on
    investment in New Valley....                                                                               30,902       30,902
  Effect of New Valley capital
    transactions................                                                                               (3,383)      (3,383)
  Pension-related minimum
    liability adjustment........                                                                                 (888)        (888)
                                                                                                                         ---------
    Total other comprehensive
     income.....................                                                                                            26,631
                                                                                                                         ---------
Total comprehensive income......                                                                                            54,058
                                                                                                                         ---------
Distributions on common stock...                               (6,123)                                                      (6,123)
Effectiveness fee on debt.......         483,002        48      1,666                    2,391                               4,105
Issuance of options and
  warrants......................                               28,086                              (3,261)                  24,825
Issuance of common stock........       1,500,000       150     11,342                                                       11,492
Issuance of treasury stock......         863,632        46        319        (818)       4,275                               3,822
Amortization of deferred
  compensation..................                                  540                               1,503                    2,043
                                      ----------   -------   --------   ---------    ---------    -------    --------    ---------
Balance, December 31, 1998......      20,943,730     2,094    124,120    (512,182)     (27,473)    (5,508)     24,774     (394,175)
Net income......................                                          235,673                                          235,673
  Unrealized gains on investment
    securities..................                                                                                  565          565
  Other New Valley capital
    transactions................                                                                                  342          342
  Effect of New Valley
    recapitalization on other
    comprehensive loss..........                                                                              (24,647)     (24,647)
  Pension-related minimum
    liability adjustment........                                                                                  345          345
                                                                                                                         ---------
      Total other comprehensive
       loss....................                                                                                            (23,395)
                                                                                                                         ---------
Total comprehensive income.....                                                                                            212,278
                                                                                                                         ---------
Effect of stock dividend.......        1,046,052       105     25,541     (25,646)
Recapitalization of New Valley.                                58,390                                                       58,390
New Valley purchase of
 preferred stock in subsidiary.                                   850                                                          850
Distributions on common stock..                               (13,945)                                                     (13,945)
Amortization of deferred
 compensation..................                                 1,739                               1,765                    3,504
                                      ----------   -------   --------   ---------    ---------    -------    --------    ---------
Balance, December 31, 1999.....       21,989,782   $ 2,199   $196,695   $(302,155)   $ (27,473)   $(3,743)   $  1,379    $(133,098)
                                      ==========   =======   ========   =========    =========    =======    ========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       ----------------------------------------------------------------------------
                                                                                                         ACCUMULATED
                                                                             ADDITIONAL                     OTHER
                                                           COMMON STOCK        PAID-IN                  COMPREHENSIVE
                                                        SHARES     AMOUNT      CAPITAL       DEFICIT        INCOME          TOTAL
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1996...........................      100   $            $ 39,081     $(499,264)     $(22,902)      $(483,085)

Net loss.............................................                                        (52,875)                      (52,875)
  Unrealized holding gain on investment in New Valley                                                       16,842          16,842
  Effect of New Valley capital transactions..........                                                        3,190           3,190
  Pension-related minimum liability adjustment.......                                                        1,013           1,013
                                                                                                                         ---------
    Total other comprehensive income.................                                                                       21,045
                                                                                                                         ---------
Total comprehensive loss.............................                                                                      (31,830)
                                                                                                                         ---------
Settlement of loan...................................                                         1,800                         1,800
                                                           ---   ---------    -------      --------       --------       ---------
Balance, December 31, 1997...........................      100                 39,081      (550,339)        (1,857)       (513,115)

Net income...........................................                                        25,566                        25,566
  Unrealized holding gain on investment in New Valley                                                       30,902          30,902
  Effect of New Valley capital transactions..........                                                       (3,383)         (3,383)
  Pension-related minimum liability adjustment.......                                                         (888)           (888)
                                                                                                                         ---------
    Total other comprehensive income.................                                                                       26,631
                                                                                                                         ---------
Total comprehensive income...........................                                                                       52,197
                                                                                                                         ---------
Issuance of options and warrants.....................                           24,825                                      24,825
Effectiveness fee on debt............................                            2,442                                       2,442
Payment of interest by parent........................                            2,531                                       2,531
Amortization of deferred compensation................                              418                                         418
                                                           ---   ---------    --------      --------      --------       ---------
Balance, December 31, 1998...........................      100                  69,297      (524,773)       24,774        (430,702)

Net income...........................................                                        235,522                       235,522
  Unrealized gain on investment securities...........                                                          565             565
  Other New Valley capital transactions..............                                                          342             342
  Effect of New Valley recapitalization on other
    comprehensive loss...............................                                                      (24,647)        (24,647)
  Pension-related minimum liability adjustment.......                                                          345             345
                                                                                                                         ---------
      Total other comprehensive loss.................                                                                      (23,395)
                                                                                                                         ---------
Total comprehensive income...........................                                                                      212,127
                                                                                                                         ---------
Capital contribution.................................                           31,323         3,252                        34,575
Recapitalization of New Valley.......................                           58,390                                      58,390
Distributions to parent..............................                                         (9,636)                       (9,636)
New Valley purchase of preferred stock in subsidiary.                              850                                         850
Amortization of deferred compensation................                            1,940                                       1,940
                                                           ---   ---------    --------     ---------      --------       ---------
Balance, December 31, 1999...........................      100   $            $161,800     $(295,635)     $  1,379       $(132,456)
                                                           ===   =========    ========     =========      ========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             --------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                  1999             1998             1997
                                                                             ---------------- ---------------- ----------------
Cash flows from operating activities:
  Net income (loss).....................................................         $235,673        $  27,427        $ (49,885)
                                                                                ---------        ---------        ---------
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization.....................................            7,672            8,610            8,135
      Non-cash stock-based expense......................................            5,360            9,394            1,311
      Gain on brand transaction........................................          (294,078)
      Gain on sale of assets............................................             (260)          (5,003)         (26,247)
      Deferred income taxes.............................................          102,172          (59,613)
      Currency translation (gain) loss..................................           (1,352)           4,294              (81)
      Gain on sale of securities........................................          (21,103)
      Non-cash interest expense.........................................           21,612           11,797
      Impact of discontinued operations.................................           (1,708)          (3,208)          (1,536)
      Loss in joint venture.............................................           12,082
      Minority interests................................................           (5,467)
      Equity in loss of affiliates......................................            8,981           28,717           26,646
  Changes in assets and liabilities (net of effect of
  recapitalization and dispositions):
      Receivables.......................................................            1,590           (3,782)           8,839
      Due from clearing broker..........................................            5,237
      Inventories.......................................................           (9,589)           2,997           14,379
      Accounts payable and accrued liabilities..........................          (11,905)          (5,496)           7,585
      Securities sold but not yet purchased.............................            4,671
      Deferred gain.....................................................           (5,331)                           (6,459)
      Other assets and liabilities, net.................................            3,836          (19,423)          (7,750)
                                                                                ---------        ---------        ---------
Net cash provided by (used in) operating activities.....................           58,093           (3,289)         (25,063)
                                                                                ---------        ---------        ---------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net......................              932            2,333           56,494
  Proceeds from brand transaction.......................................          145,000          150,000
  Sale or maturity of investment securities.............................            5,422
  Purchase of investment securities.....................................           (8,585)                              (25)
  Purchase of long-term investments.....................................           (3,606)
  Proceeds from sale of real estate, net................................           46,867
  Sale of preferred stock in subsidiary, net............................            3,434
  Payment of prepetition claims.........................................              (85)
  Capital expenditures..................................................          (61,411)         (21,006)         (20,142)
                                                                                ---------        ---------        ---------
Net cash provided by investing activities...............................          127,968          131,327           36,327
                                                                                ---------        ---------        ---------
Cash flows from financing activities:
  Proceeds from debt....................................................           16,585            4,425           10,305
  Repayments of debt....................................................         (195,354)        (146,701)         (11,516)
  Borrowings under revolver.............................................          375,394          282,004          278,442
  Repayments on revolver................................................         (358,629)        (296,731)        (279,435)
  Effect of New Valley recapitalization.................................            8,874
  Decrease in margin loan payable.......................................           (5,017)
  (Decrease) increase in cash overdraft.................................              (77)            (868)             938
  Distributions on common stock.........................................          (13,945)          (6,123)          (7,266)
  Proceeds from participating loan......................................                            30,000
  Issuance of common stock..............................................                             9,970
                                                                                ---------        ---------        ---------
Net cash used in financing activities...................................         (172,169)        (124,024)          (8,532)
                                                                                ---------        ---------        ---------
Effect of exchange rate changes on cash and cash equivalents............           (1,165)          (1,372)              81
                                                                                ---------        ---------      -----------
Net increase in cash and cash equivalents...............................           12,727            2,642            2,813
Cash and cash equivalents, beginning of year............................            7,396            4,754            1,941
                                                                                ---------        ---------        ---------
Cash and cash equivalents, end of year..................................        $  20,123       $    7,396       $    4,754
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

                           BGLS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             --------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                  1999             1998             1997
                                                                             ---------------- ---------------- ----------------
Cash flows from operating activities:
  Net income (loss).....................................................     $235,522         $  25,566        $ (52,875)
                                                                             ---------        ---------       ---------
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization.....................................        7,663             8,524            7,993
      Non-cash stock-based expense......................................        4,176             8,878
      Gain on brand transaction........................................      (294,078)
      Gain on sale of assets............................................         (260)           (5,733)         (26,247)
      Deferred income taxes.............................................      102,172           (59,613)
      Currency translation (gain) loss..................................       (1,352)            4,294              (81)
      Gain on sale of securities........................................      (21,103)
      Non-cash interest expense.........................................       21,612            11,797
      Impact of discontinued operations.................................       (1,708)           (3,208)          (1,536)
      Loss in joint venture.............................................       12,082
      Minority interests................................................       (5,467)
      Equity in loss of affiliates......................................        8,981            28,717           26,646
  Changes in assets and liabilities (net of effect of recapitalization and dispositions):
      Receivables.......................................................         (165)            6,613            8,838
      Due from clearing broker..........................................        5,237
      Inventories.......................................................       (9,589)            2,997           14,379
      Accounts payable and accrued liabilities..........................      (12,122)           (6,017)           1,245
      Securities sold but not yet purchased.............................        4,671
      Deferred gain.....................................................       (6,545)                            (3,511)
      Other assets and liabilities, net.................................        2,986           (21,218)          (8,207)
                                                                             ---------        ---------       ---------
Net cash provided by (used in) operating activities.....................       52,713             1,597          (33,356)
                                                                             ---------        ---------       ---------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net......................          932             1,609           56,494
  Proceeds from brand transaction.......................................      145,000           150,000
  Sale or maturity of investment securities.............................        5,422
  Purchase of investment securities.....................................       (8,585)                               (25)
  Purchase of long-term investments.....................................       (3,606)
  Proceeds from sale of real estate, net................................       46,867
  Sale of preferred stock in subsidiary, net............................        3,434
  Payment of prepetition claims.........................................          (85)
  Capital expenditures..................................................      (61,411)          (20,980)         (20,142)
                                                                             ---------        ---------       ---------
Net cash provided by investing activities...............................      127,968           130,629           36,327
                                                                             ---------        ---------       ---------
Cash flows from financing activities:
  Proceeds from debt....................................................       16,642             3,950          10,305
  Repayments of debt....................................................     (194,887)         (146,606)        (10,436)
  Borrowings under revolver.............................................      375,394           282,004         278,442
  Repayments on revolver................................................     (358,629)         (296,732)       (279,434)
  Effect of New Valley recapitalization.................................        8,874
  Decrease in margin loan payable.......................................       (5,017)
  (Decrease) increase in cash overdraft.................................          (63)             (828)            885
  Distributions paid to parent..........................................       (9,636)
  Proceeds from participating loan......................................                         30,000
                                                                             ---------        ---------       ---------
Net cash used in financing activities...................................     (167,322)         (128,212)           (238)
                                                                             ---------        ---------       ---------
Effect of exchange rate changes on cash and cash equivalents............        (1,165)          (1,372)             81
                                                                             ---------        ---------       ---------
Net increase in cash and cash equivalents...............................        12,194            2,642           2,814
Cash and cash equivalents, beginning of year............................         7,396            4,754           1,940
                                                                             ---------        ---------       ---------
Cash and cash equivalents, end of year..................................     $  19,590        $   7,396       $   4,754
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

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Brooke Group Ltd. (the "Company" or "Brooke") include the consolidated financial statements of its wholly-owned subsidiary, BGLS Inc. ("BGLS"). The consolidated financial statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. (See Note 3.) All significant intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

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

           Effective October 1, 1999, the Company was reorganized into a holding company form of organizational structure. The new corporate structure was implemented by the merger of a wholly-owned indirect subsidiary of the former Brooke Group Ltd., the predecessor of the current Brooke, with the predecessor, which was the surviving corporation. As a result of this merger, each share of the common stock of the predecessor issued and outstanding or held in its treasury was converted into one share of common stock of the current Brooke (formerly known as BGL Successor Inc.). The current Brooke became the holding company for the business and operations previously conducted by the predecessor and its subsidiaries, and the predecessor became an indirect wholly-owned subsidiary of Brooke. On the effective date of the merger, the name of the current Brooke was changed to Brooke Group Ltd. and the name of the predecessor was changed to Brooke Group Holding Inc. ("Brooke Group Holding"). The holding company reorganization had no impact on these consolidated financial statements.

       (b) LIQUIDITY:

           The Company's anticipated sources of liquidity for 2000 include, among other things, additional debt and/or equity financing, management fees, tax sharing and other payments from Liggett and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements. Liggett's and New Valley's ability to make such payments is subject to risks and uncertainties attendant to their businesses. (Refer to Notes 3 and 5.) New Valley may also acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions. In 1999, the Company used proceeds from cash received from the Philip Morris brand transaction, primarily to repurchase $141,794 principal amount of the BGLS 15.75% Series B Senior Secured Notes together with accrued interest thereon. The principal amount of the BGLS Notes outstanding is currently $82,570, including $50,100 principal amount of the BGLS Notes which were held by holders who have agreed to defer payment of interest. The BGLS Notes, together with all deferred and accrued interest, mature on January 31, 2001. (Refer to Notes 2 and 13.)


       (c) RISKS AND UNCERTAINTIES:

           The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the country's currency continues to devalue, there is continued volatility in the debt and equity market, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.

           The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           The Company's assets and operations could be at risk if there are any further significant adverse changes in the political and business environment. Management is unable to predict what effect those uncertainties might have on the future financial position of the Company. No adjustments related to these uncertainties have been included in the accompanying consolidated financial statements.

       (d) ESTIMATES AND ASSUMPTIONS:

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

      (e)  CASH AND CASH EQUIVALENTS:

           For purposes of the statements of cash flows, cash includes cash on hand, cash on deposit in banks and cash equivalents, comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned.

      (f)  FINANCIAL INSTRUMENTS:

           Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by management based on the intrinsic value of the warrants discounted for such restrictions. The carrying value of cash and cash equivalents, restricted assets, receivables from clearing brokers and short-term loans are reasonable estimates of their fair value.

           The estimated fair value of the Company's long-term debt is as follows:

                                 DECEMBER 31,1999           DECEMBER 31, 1998
                              --------------------         --------------------
                              CARRYING        FAIR         CARRYING       FAIR
                               AMOUNT         VALUE         AMOUNT        VALUE
                              --------        -----        --------       -----

           Long-term debt    $189,896      $184,494       $283,841      $267,679

           The carrying amounts of short-term debt reported in the Consolidated Balance Sheets are a reasonable estimate of fair value. The fair value of long-term debt is estimated based on current market quotations, where available, or based on an evaluation of the debt in relation to market prices of the Company's publicly traded debt.

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

(g)   INVESTMENT SECURITIES:

      The Company classifies investments in debt and marketable equity securities as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. The cost of securities sold is determined based on average cost.

(h)   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.

      Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 30.7% of Liggett's net sales in 1999, 26.9% of its net sales in 1998 and 19.4% of its net sales in 1997. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

      Liggett-Ducat sells its products primarily to companies in the wholesale distribution and retail industries in the Russian Federation. Four distributors accounted for approximately 40% of sales in 1999, three distributors accounted for approximately 54% of sales in 1998 and two distributors accounted for approximately 47% in 1997. Prepayment for goods and services is a customary business practice in Russia, and Liggett-Ducat receives payment in advance for the majority of its sales. Although Liggett-Ducat does not require collateral and, as a consequence, is exposed to credit risk, Liggett-Ducat does perform ongoing credit evaluations of its customers and believes that its trade accounts receivable risk exposure is limited.

 (i)  ACCOUNTS RECEIVABLE:

      The allowance for doubtful accounts and cash discounts was $1,002 and $2,007 at December 31, 1999 and 1998, respectively.

 (j)  INVENTORIES:

      Domestic tobacco inventories, which comprised 60.0% and 71.5% of total inventory in 1999 and 1998, respectively, are stated at the lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method. All other inventories are determined primarily on a first-in,

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      first-out (FIFO) basis. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

(k)   RESTRICTED ASSETS:

      Restricted assets at December 31, 1999 consisted primarily of $5,147 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space.

(l)   PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 to 25 years for buildings and 3 to 10 years for machinery and equipment.

      Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999, 1998 and 1997, interest costs of $3,287, $761 and $693, respectively, were capitalized.

      Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

 (m)  INTANGIBLE ASSETS:

      Intangible assets, consisting principally of trademarks and goodwill, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $73, $2,473 and $1,845, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

 (n)  IMPAIRMENT OF LONG-LIVED ASSETS:

      Impairment losses on long-lived assets are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future cash flows of the underlying business.

 (o)  SECURITIES SOLD, NOT YET PURCHASED:

      Securities sold, not yet purchased represent obligations of the Company to deliver a specified security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recognized in the consolidated balance sheets.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


 (p)  EMPLOYEE BENEFITS:

      Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1999, 1998 and 1997 which are subject to significant fluctuations in the near term.

 (q) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

      The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

 (r)  STOCK OPTIONS:

      The Company measures compensation expense for stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

 (s)  INCOME TAXES:

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

 (t)  REVENUE RECOGNITION:

      SALES: Revenues from sales are recognized upon the shipment of finished goods to customers. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Since the Company's primary line of business is tobacco, the Company's financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

      REAL ESTATE LEASING REVENUES: The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (u)  ADVERTISING AND PROMOTIONAL COSTS:

           Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $69,079, $44,540 and $40,534 for the years ended December 31, 1999, 1998 and 1997, respectively.

      (v)  LEGAL COSTS:

           The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

      (w)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 30, 1999. The dividend was charged to retained earnings in the net amount of $25,646, which was based on the fair value of the Company's common stock. In connection with the 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividend had occurred on January 1, 1997.

           Basic net income (loss) per share is computed by dividing net income
           (loss) by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following for the years ended December 31, 1999, 1998 and 1997:

                                                                    1999             1998             1997
                                                                    ----             ----             ----

           Weighted average shares for basic EPS.........        21,989,782        21,446,255       19,076,745

           Plus incremental shares from conversions:

               Stock options and warrants................         4,821,491         4,588,657
                                                                -----------       -----------      -----------

           Weighted average shares for diluted EPS.......        26,811,273        26,034,912       19,076,745
                                                                 ==========        ==========       ==========

           In 1997, options on 2,018,100 shares of common stock were not included in the calculation of weighted average shares for diluted EPS because the effects would have been antidilutive.

      (x)  FOREIGN CURRENCY TRANSLATION:

           The Company's Russian subsidiaries operate in a highly inflationary economy and use the U.S. dollar as the functional currency. Therefore, certain assets of this entity (principally inventories and property and equipment) are translated at historical exchange rates with all other assets and liabilities translated at year end exchange rates and all translation adjustments being reflected in the consolidated statements of operations.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (y)  OTHER COMPREHENSIVE INCOME (LOSS):

           Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments.

2.    PHILIP MORRIS BRAND TRANSACTION

      In November 1998, the Company and Liggett granted Philip Morris Incorporated options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett's subsidiary, Eve Holdings Inc.

      Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of Trademarks' interests, the Class A Voting Interest and the Class B Redeemable Nonvoting Interest. Philip Morris acquired two options to purchase the interests from Eve. In December 1998, Philip Morris paid Eve a total of $150,000 for the options, $5,000 for the option for the Class A interest and $145,000 for the option for the Class B interest. Liggett used the option payments to fund the redemption of Liggett's Senior Secured Notes on December 28, 1998.

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

      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The proceeds of the loan and the exercise of the Class A option were used to retire a portion of BGLS' 15.75% Senior Secured Notes. (Refer to Note 13.)

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

      The $150,000 in proceeds received from the sale of the Class A and B options was presented as a liability on the consolidated balance sheet until the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999. Upon closing, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements to the extent of the total cash proceeds received from the payment of the option fees, the exercise of the Class A option and the distribution of the loan proceeds.

3.    NEW VALLEY CORPORATION

      Until May 31, 1999, the Company was an equity investor in New Valley. The Class A Senior Preferred Shares and the Class B Preferred Shares of New Valley that the Company owned were accounted for as debt and equity securities, respectively, pursuant to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and were classified as available for sale. The Common Shares were accounted for pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock".

      Summarized financial information for New Valley as of and for the periods ended May 31, 1999 and December 31, 1998 and 1997 when the Company was an equity investor follows:

                                                                  MAY 31,       DECEMBER 31,     DECEMBER 31,
                                                                    1999            1998             1997
                                                                ------------- ----------------- ----------------
Current assets, primarily cash and marketable securities..      $   81,625       $  91,451
Noncurrent assets.........................................         183,254         181,271
Current liabilities.......................................          73,847          83,581
Noncurrent liabilities....................................          83,476          78,251
Redeemable preferred stock................................         343,435         316,202
Stockholders' equity (deficit)............................        (235,879)       (205,312)

Revenues..................................................          39,452         102,087          $114,568
Costs and expenses........................................          50,659         127,499           139,989
Loss from continuing operations...........................         (10,668)        (23,329)          (24,260)
Income from discontinued operations.......................           4,100           7,740             3,687
Net loss applicable to Common Shares(A)...................         (44,327)        (96,553)          (89,048)

Company's share of discontinued operations................           1,708           3,208             1,536

---------------------
        (A) Considers all preferred accrued dividends, whether or not declared.

      The Company's and BGLS' investment in New Valley at May 31, 1999 and December 31, 1998 is summarized below:

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                                        NUMBER OF       FAIR          CARRYING
      MAY 31, 1999                       SHARES         VALUE          AMOUNT
      ------------                      ---------       -----         --------

       Class A Preferred Shares.......      618,326     $57,504        $ 57,504
       Class B Preferred Shares.......      250,885       1,129           1,129
       Common Shares..................    3,989,710       2,494         (58,633)
                                                        -------          ------
                                                        $61,127        $
                                                        =======          ======

      DECEMBER 31, 1998
      -----------------

       Class A Preferred Shares.......      618,326     $61,833        $ 61,833
       Class B Preferred Shares.......      250,885       1,693           1,693
       Common Shares..................    3,989,710       1,870         (63,526)
                                                        -------          ------
                                                        $65,396         $
                                                        =======          ======

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

      The recapitalization had a significant effect on the Company's financial position and results of operations. The recapitalization resulted in the elimination of the existing redeemable preferred shares of New Valley and the on-going dividend accruals thereon, as well as the redemption obligation for the Series A Senior Preferred Shares in January 2003. The Company's ownership of the Common Shares of New Valley increased from 42.3% to 55.1%, and its total voting power increased from 42.3% to 55.1%. As a result of the increase in ownership, New Valley became a consolidated subsidiary of the Company as of June 1, 1999. In addition, the Company's equity in New Valley increased by $59,263 which, presented net of tax, is $38,331. At December 31, 1999, the Company owned 55.4% of New Valley's Common Shares.

      BROOKEMIL LTD. In connection with the sale by Brooke (Overseas) of the common shares of BrookeMil to New Valley in 1997, a portion of the gain was deferred in recognition of the fact that the Company retained an interest in BrookeMil through its 42% equity ownership of New Valley prior to recapitalization and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BrookeMil, which was used by Liggett-Ducat for its cigarette factory operation) was subject to a put option held by New Valley. The option expired when Liggett-Ducat ceased factory operations at the site in March 1999. (Refer to Note 6).

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



4.    PRO FORMA EFFECTS OF BRAND AND NEW VALLEY TRANSACTIONS

      The following table presents unaudited pro forma results of operations as if the Philip Morris brand transaction, New Valley's recapitalization and the sale of New Valley's office buildings, shopping centers and the Thinking Machines assets had occurred immediately prior to January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.


                                                 YEAR ENDED            YEAR ENDED
                                               DECEMBER 31, 1999    DECEMBER 31, 1998
                                           ----------------------- -------------------

      Revenues...........................          $581,490              $462,235
                                                   ========              ========

      Operating income...................          $ 54,466              $ 24,135
                                                   ========              ========

      Income from continuing operations..          $ 15,519              $  7,447
                                                   ========              ========

      Net income.........................          $ 16,189              $ 11,712
                                                   ========              ========

      Net income per common share:
          Basic..........................          $   0.74              $   0.55
                                                   ========              ========
          Diluted........................          $   0.60              $   0.45
                                                   ========              ========

5.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $65,900, including the $25,900 investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Development are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $40,000, of which $39,606 had been funded through December 31, 1999, together with a 15% annual rate of return. New Valley will then be entitled to a return of $20,000 of BrookeMil-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Development generally require the unanimous consent of the Board of Managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Development using the equity method of accounting.

      In March 2000, Apollo and New Valley each agreed to increase its capital commitment to Western Realty Development by $3,750. Management believes that this additional funding commitment will be sufficient to support Western Realty Development's expected cash flow needs over the next 12 months.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      New Valley recorded its basis in the investment in Western Realty Development in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and New Valley's proportionate interest in the underlying value of net assets of Western Realty Development. New Valley recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

      Summarized financial information as of December 31, 1999 and for the year ended December 31, 1999 for Western Realty Development follows:

                                                    DECEMBER 31, 1999
                                                    -----------------

       Current assets.......................            $  3,557
       Participating loan receivable........              37,849
       Real estate, net.....................              77,988
       Furniture and fixtures, net..........                 249
       Other noncurrent assets..............                 320
       Goodwill, net........................                 722
       Notes payable - current..............               6,445
       Other current liabilities............               7,067
       Notes payable - long-term............               8,211
       Other long-term liabilities..........                 752
       Members' equity......................              98,210

                                                        YEAR ENDED
                                                    DECEMBER 31, 1999
                                                    -----------------

       Revenues.............................             $11,537
       Costs and expenses...................              15,708
       Real estate impairment charge........              11,561
       Other income.........................               5,858
       Net loss.............................              (9,874)

      In 1999, Western Realty Development determined a permanent impairment had occurred related to difficulties within the Russian economy following the financial crisis of August 1998. Based on an appraisal conducted by an independent third party, Western Realty Development recorded an impairment charge for the year ended December 31, 1999 of $11,561 associated with its investment in the site for the proposed Ducat Place III office building and related goodwill. The fair market value was determined based on current market conditions and anticipated discounted future cash flows. Management has concluded that the site for the proposed Ducat Place III office building had a fair value of $16,000 at December 31, 1999.

      In 1998, Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("Western Tobacco Investments"), which holds Brooke (Overseas') interests in Liggett-Ducat and its new factory. The loan bears no fixed interest and is payable only out of 30% of distributions made by Western Tobacco Investments to Brooke (Overseas). After prior payment of debt service on loans to finance the construction of the new factory, 30% of distributions from Western Tobacco Investments to Brooke (Overseas) will

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      be applied first to pay the principal of the loan and then as contingent participating interest on the loan. In addition, Western Realty Development is entitled to receive a 15% annual rate of return on amounts advanced on the loan under certain circumstances in the event of a sale or refinancing of Western Tobacco Investments or the new factory. Any rights of repayment on the loan are subordinate to the rights of all other creditors of BrookeMil. Western Tobacco Investments has recognized net interest expense of $5,858 in 1999, which represents a 15% cumulative adjustment to realizable value on the loan and 30% of any net expense applicable to common interests in Western Tobacco Investments. The loan is classified in other long-term liabilities on the consolidated balance sheet at December 31, 1999.

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 95.9% of one site and 100% of the other site at December 31, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25,875 together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $10,525, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the board of managers.

      Through December 31, 1999, Western Realty Repin has advanced $36,400, of which $25,875 was funded by Apollo under the loan. The loan bears no fixed interest and is payable only out of 100% of the distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of December 31, 1999, BrookeMil had invested $32,003 in the Kremlin sites and held approximately $929 in cash and $1,418 in receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. Failure to make the required investment could result in forfeiture of 34.8% interest in the site.

      The development of Ducat Place III and the Kremlin sites will require significant amounts of debt and other financing. New Valley is considering potential financing alternatives on behalf of Western Realty Development and BrookeMil. However, in light of the recent economic turmoil in Russia, there is a risk that financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Development and BrookeMil to curtail or delay the planned development of Ducat Place III and the Kremlin sites.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


6.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      At December 31, 1999, Brooke (Overseas) owned approximately 99.9% of the stock of Liggett-Ducat through its subsidiary, Western Tobacco Investments. (Refer to Note 13 for information concerning pledges of interests in Western Tobacco Investments.)

      Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow and began production in June 1999. Production at Liggett-Ducat's old factory ceased in March 1999.

      On January 31, 1997, Brooke (Overseas) sold all its shares of BrookeMil to New Valley for $21,500 in cash and a $33,500 9% note. The note was paid in full as of December 31, 1997. The consideration received exceeded the carrying value of its investment in BrookeMil by $43,700. The Company recognized a gain on the sale in 1997 in the amount of $21,300. The remaining $22,400 was deferred in recognition of the fact that the Company then retained an interest in BrookeMil through its then 42% equity ownership in New Valley and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BrookeMil) was subject to a put option held by New Valley. The option expired when Liggett-Ducat operations at the factory ceased in March 1999. The Company recognized that portion of the deferred gain, $7,050, in March 1999.

      During the second quarter 1997, BrookeMil sold one of its office buildings, Ducat Place I, to a third party. Accordingly, the Company recognized $1,240 of its deferred gain. As discussed in Note 5, in 1998, New Valley contributed the BrookeMil real estate assets to Western Realty Development and the Company recognized a further portion of the deferred gain, $4,246, to the extent of Apollo's interest in Western Realty Development.

7.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income. Investment securities available for sale totaling $48,722 at December 31, 1999 are comprised of marketable equity securities and warrants of $47,659 and notes receivable of $1,063.

8.    INVENTORIES

      Inventories consist of:

                                                            DECEMBER 31,
                                                         1999          1998
                                                         ----          ----

      Leaf tobacco.................................    $13,599       $13,882
      Other raw materials..........................      6,423         4,629
      Work-in-process..............................      3,542         2,001
      Finished goods...............................     20,662        15,446
      Replacement parts and supplies...............      4,795         4,130
                                                       -------       -------
      Inventories at current cost..................     49,021        40,088
      LIFO adjustments.............................     (3,816)       (3,772)
                                                       -------       -------
                                                       $45,205       $36,316
                                                       =======       =======

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 1999, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $3,679 and $45,311, respectively.

9.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                                DECEMBER 31,
                                                             1999          1998
                                                             ----          ----

      Land and improvements........................      $    415    $     412
      Buildings....................................        51,773        5,823
      Machinery and equipment......................       129,693       54,144
      Construction-in-progress.....................        14,605       66,981
                                                         --------       ------
                                                          196,486      127,360

      Less accumulated depreciation................       (42,226)     (33,856)
                                                         --------       ------
                                                         $154,260     $ 93,504
                                                          =======       =======

      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $7,069, $4,123 and $4,513, respectively. Capitalized interest included in property, plant and equipment was $3,287 and $761 in 1999 and 1998, respectively.

10.   INVESTMENT IN REAL ESTATE

      The components of the Company's investment in real estate at December 31, 1999 are as follows:

                                                       RUSSIAN
                                                         REAL            SHOPPING
                                                        ESTATE           CENTERS          TOTAL
                                                        ------           ----------       -----

     Land                                                $32,003          $  4,542       $36,545
     Buildings...............................                               19,053        19,053
                                                         -------            ------        ------
           Total.............................             32,003            23,595        55,598
     Less accumulated depreciation...........                               (2,245)       (2,245)
                                                         -------           -------       -------
           Net investment in real estate.....            $32,003           $21,350       $53,353
                                                          ======            ======        ======



11.   SALE OF ASSETS

      On December 23, 1999, New Valley completed the sale of a 19.9% interest in its subsidiary Ladenburg, Thalmann & Co. Inc. ("Ladenburg") to Berliner Effektengesellschaft AG ("Berliner"). New Valley received $10,200 in cash and Berliner shares valued in accordance with the purchase agreement.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. In connection with this transaction, New Valley recorded a gain of $4,256 for the year ended December 31, 1999.

      On August 30, 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing. In connection with the transaction, New Valley recorded a gain of $3,849 for the year ended December 31, 1999.

      In June 1999, Thinking Machines, New Valley's 73% owned subsidiary, sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. New Valley recorded a gain of $3,801 in connection with the sale. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product.

      At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to New Valley and New Valley offered to purchase all of Thinking Machines' outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999.

      On January 31, 1997, Brooke (Overseas) sold BrookeMil to New Valley for $21,500 in cash and a promissory note of $33,500 which was paid in 1997. (Refer to Note 6.)

      On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, surplus realty for $2,200. The Company recognized a gain of approximately $1,100.

12.   LONG-TERM INVESTMENTS

      At December 31, 1999, long-term investments consisted primarily of investments in limited partnerships of $8,730. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,058 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners. New Valley is not required to make additional investments in limited partnerships as of December 31, 1999.

      Also included in long-term investments are various Internet-related businesses which are carried at $5,598 at December 31, 1999. New Valley owns a 33.33% interest in AtomicPop, an online music company, and smaller interests in other Internet companies.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



13.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                       DECEMBER 31,     DECEMBER 31,
                                                                           1999             1998
                                                                     ---------------    -------------
     BGLS:
     15.75% Series B Senior Secured Notes due 2001,
           net of unamortized discount of $5,468 and $17,374...      $  82,602         $215,490
     Deferred interest on 15.75% Series B Senior Secured
           Notes due 2001......................................         25,435           24,985

     New Valley:
     Notes payable.............................................         19,813

     Liggett:
     Revolving credit facility.................................                           2,538
     Term loan under credit facility...........................          5,040
     Note payable..............................................          4,232

     Brooke (Overseas):
     Foreign credit facilities.................................          29,470         11,600
     Notes payable.............................................          23,090         28,057

     Other                                                                  214          1,171
                                                                     ----------      ---------
     Total notes payable, long-term debt and other obligations.         189,896        283,841
     Less:
           Current maturities..................................         (41,547)       (21,176)
                                                                     ----------      ---------
     Amount due after one year.................................      $  148,349      $ 262,665
                                                                     ==========      =========




      15.75% SERIES B SENIOR SECURED NOTES DUE 2001 - BGLS:

      During 1999, BGLS repurchased $144,794 principal amount of its 15.75% Senior Secured Notes due 2001 (the "Notes"), together with accrued interest thereon. The purchases were funded primarily with proceeds from the Philip Morris brand transaction which closed on May 24, 1999. The Company recognized an extraordinary loss on early extinguishment of debt primarily due to the unamortized imputed interest associated with the repurchased Notes. At December 31, 1999, the principal amount of Notes outstanding was $88,070, subsequently reduced to $82,570 in January 2000. At December 31, 1999, $55,600 principal amount of the Notes were held by the holders who have agreed to defer payment of interest as discussed below.

      On March 2, 1998, the Company entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together the "Apollo Holders"), who held approximately 41.8% of the $232,864 principal amount of the Notes then outstanding. The Apollo Holders (and any transferees) agreed to defer the payment of interest on the Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments are payable at final maturity of the Notes on January 31, 2001 or upon an event of default under the Indenture for the Notes. In connection with the agreement, the Company pledged 50.1% of Western Tobacco Investments to collateralize the Notes held by the Apollo Holders (and any transferees). Interest on all of the Notes for the six-month period ended January 31, 2000 was paid in cash.

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

      The Notes outstanding are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in Liggett, Brooke (Overseas) and New Valley. The Notes Indenture contains certain covenants which, among other things, limit the ability of BGLS to make distributions to the Company to $12,000 per year (which amount increased from $6,000 per year in May 1999 when more than 50% of the original principal amount of the Notes were retired) plus any unpaid distribution amounts from prior years. The Notes also limit additional indebtedness of BGLS to $10,000, limit guaranties of subsidiary indebtedness by BGLS to $50,000, and restrict certain transactions with affiliates that exceed $2,000 in any year subject to certain exceptions which include payments to the Company not to exceed $6,500 per year for permitted operating expenses, payment of the Chairman's salary and bonus and certain other expenses, fees and payments. In addition, the Indenture contains certain restrictions on the ability of the Chairman and certain of his affiliates to enter into certain transactions with, and receive payments above specified levels from, New Valley. The Notes may be redeemed, in whole or in part, at a price of 100% of the principal amount plus accrued interest. Interest is payable at the rate of 15.75% per annum on January 31 and July 31 of each year.

      SENIOR SECURED NOTES DUE 1999 - LIGGETT:

      On December 28, 1998, all of the outstanding $144,891 principal amount of the Liggett Senior Secured Notes were redeemed at a price equal to 100% of the principal amount together with accrued interest. As discussed in Note 2, proceeds of $150,000 from the purchase by Philip Morris of two options to purchase the Class A Interest and the Class B Interest in the Trademarks were used to fund the redemption.

      On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, on February 2, 1998, the Company issued 507,152 shares of the Company's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company recorded a deferred charge of $4,105 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge was amortized over a period of eleven months.

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $35,000 credit facility, under which $0 was outstanding at December 31, 1999. Availability under the credit facility was approximately $26,816 based on eligible collateral at December 31, 1999. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.5% at December 31, 1999. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1999, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $37,597 and net working capital was $36,157, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase the Mebane facility, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett plans to relocate its manufacturing operations to this facility in late 2000.

      EQUIPMENT LOAN - LIGGETT:

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

      NOTES PAYABLE - NEW VALLEY:

      During the third quarter 1999, New Valley refinanced its notes payable on its two remaining shopping centers in Florida and West Virginia for $19,828, in the aggregate. Interest rates range from 7.5% to 9.03% per annum. The four notes are due between 2002 and 2024. Two, for $8,459, are subject to call in 2001 under certain conditions.

      FOREIGN CREDIT FACILITIES - LIGGETT-DUCAT:

      At December 31, 1999, Liggett-Ducat had various credit facilities with Russian banks under which approximately $29,500 was outstanding. Facilities denominated in dollars amount to $23,000, bear interest at rates of 13.0% to 20.0% per annum and expire within the next twelve months. The remaining facilities, denominated in rubles (approximately $6,500 at the December 31, 1999 exchange rate), have terms of six to twelve months with annual interest rates of 40% to 50%. The facilities are collateralized by the new factory building, factory equipment and tobacco inventory.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      NOTES PAYABLE - BROOKE (OVERSEAS):

      Western Tobacco Investments has entered into several contracts for the purchase of cigarette manufacturing equipment. The equipment is being utilized at the new factory, built by Liggett-Ducat, on the outskirts of Moscow which began production in June 1999. Approximately 85% of the amount of the contracts were financed with promissory notes generally payable over a period of five years. The outstanding balance on these notes, which are denominated in various European currencies, is $21,787 at December 31, 1999. Brooke (Overseas) also has issued a promissory note for approximately $1,303 covering deposits for equipment being purchased for the new factory. The note is due March 31, 2000.

      SCHEDULED MATURITIES:

      Scheduled maturities of long-term debt are as follows:

      Year ending December 31:

      2000............................          $  41,547
      2001............................            121,697
      2002............................              5,454
      2003............................              5,395
      2004............................              4,912
      Thereafter......................             10,891
                                                 --------
               Total..................           $189,896
                                                  =======


14.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

      The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                  DECEMBER 31, 1999
                                             --------------------------
                                              TRADING       SECURITIES
                                             SECURITIES    SOLD, NOT YET
                                               OWNED         PURCHASED
                                             ----------    -------------

      Common stock....................        $13,306            $6,522
      Equity and index options........          1,973             1,087
      Other...........................            428                16
                                             --------           -------
                                              $15,707            $7,625
                                               ======             =====


15.   COMMITMENTS

      Certain of the Company's subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                Year ending December 31:
                2000..........................     $6,513
                2001..........................      5,323
                2002..........................      5,062
                2003..........................      4,529
                2004..........................      4,157
                Thereafter....................     49,531
                                                   ------
                    Total.....................    $75,115
                                                   ======

      Lease commitments for 2004 and thereafter relate primarily to the remaining 42 years of a land lease.

      The Company's rental expense for the years ended December 31, 1999, 1998 and 1997 was $7,369, $3,035 and $3,625, respectively.

      Future minimum rents to be received by New Valley under non-cancelable operating leases are $2,067 in 2000, $1,906 in 2001, $1,627 in 2002, $755
      in 2003, $626 in 2004 and $590 thereafter.

16.   EMPLOYEE BENEFIT PLANS

      DEFINED BENEFIT RETIREMENT PLANS:

      The Company sponsors several defined benefit pension plans, covering virtually all of Liggett's full-time employees. These plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      In a continuing effort to reduce operating expenses, all defined benefit plans were frozen between 1993 and 1995 and several early retirement windows were offered between 1995 and 1999. As a result of these actions, the Company recorded a curtailment charge (see table below).

      The Company's net pension expense consists of the following components:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                               1999          1998          1997
                                                               ----          ----          ----
     Service cost - benefits earned during the period      $    350       $    350       $    350
     Interest cost on projected benefit obligation ..        10,850         11,707         12,255
     Expected return on assets ......................       (15,338)       (16,724)       (14,093)
     Amortization of net gain .......................          (894)        (3,064)          (988)
     Curtailment related to plan restructuring ......         1,302                           484
                                                           --------       --------       --------
     Net pension credit .............................      $ (3,730)      $ (7,731)      $ (1,992)
                                                           ========       ========       ========

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




                                                                             1999             1998
                                                                             ----             ----

Change in benefit obligation:
    Benefit obligation at January 1..............................          $(170,064)        $(165,474)
    Interest cost................................................            (10,850)          (11,707)
    Benefits paid................................................             16,763            15,861
    Termination, settlements and curtailment.....................             (1,302)
    Actuarial gain (loss)........................................             13,945            (8,744)
                                                                            --------         ---------
    Benefit obligation at December 31............................          $(151,508)        $(170,064)
                                                                             =======           =======

Change in plan assets:
    Fair value of plan assets at January 1.......................           $184,079          $194,732
    Actual return on plan assets.................................             31,130             4,866
    Contributions................................................                341               342
    Benefits paid................................................            (16,763)          (15,861)
                                                                            --------          --------
    Fair value of plan assets at December 31.....................           $198,787          $184,079
                                                                             =======           =======

Excess of plan assets versus benefit
        obligations at December 31...............................          $  47,279         $  14,015
    Unrecognized actuarial gains.................................            (54,921)          (25,729)
    Contributions or SERP benefits...............................                 85                86
                                                                           ---------       -----------
Net pension liability before additional minimum liability
        and purchase accounting valuation adjustments............             (7,557)          (11,628)
Additional minimum liability.....................................             (1,556)           (1,901)
Purchase accounting valuation adjustments relating
        to income taxes..........................................              2,383             2,730
                                                                           ---------           -------
Pension liability included in the December 31
        balance sheet............................................         $   (6,730)        $ (10,799)
                                                                           =========          ========

      Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations for the years ended December 31, 1999 and 1998 follow:

                                                                   1999                  1998
                                                                   ----                  ----

      Discount rates..................................         5.50 - 6.75%          5.50 - 7.50%
      Accrued rates of return on invested assets......            8.75%              8.75 - 9.0%
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

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The components of net periodic postretirement benefit cost for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                        1999         1998         1997
                                                                        ----         ----         ----
      Service cost, benefits attributed to employee
           service during the year............................       $    45         $  43        $  24
      Interest cost on accumulated postretirement
           benefit obligation.................................           599           583          703
      Charge for special termination benefits.................           240                         47
      Amortization of net gain (loss).........................           582          (284)        (193)
                                                                      ------           ---          ---
      Net periodic postretirement benefit expense.............        $1,466          $342         $581
                                                                       =====           ===          ===

      The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 1999 and 1998 applicable to each employee group for benefits:


                                                                1999             1998
                                                                ----             ----

Change in benefit obligation:
     Benefit obligation at January 1 ...................      $ (9,116)      $ (8,178)
     Service cost ......................................           (45)           (43)
     Interest cost .....................................          (599)          (583)
     Benefits paid .....................................           712            934
     Actuarial gain (loss) .............................           192         (1,246)
     Charge for special termination benefits ...........          (240)
                                                              --------       --------
     Benefit obligation at December 31 .................      $ (9,096)      $ (9,116)
                                                              ========       ========

Change in plan assets:

     Contributions .....................................      $    712       $    934
     Benefits paid .....................................          (712)          (934)
                                                              --------       --------
     Fair value of plan assets at December 31 ..........      $              $
                                                              ========       ========
Accumulated postretirement benefit obligation (in excess
         of plan assets) ...............................      $ (9,096)      $ (9,116)
     Unrecognized net gain .............................        (3,236)        (2,462)
Purchase accounting valuation adjustments relating
         to income taxes ...............................           745            854
                                                              --------       --------
Postretirement liability included in the December 31
         balance sheet .................................      $(11,587)      $(10,724)
                                                              --------       ========

      The APBO at December 31, 1999 and 1998 was determined using discount rates of 6.75% and 7.5%, respectively, and a health care cost trend rate of 4% in 1999 and 1998. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit cost by $353 and $26, respectively, for the year ended December 31, 1999. The Company does not hold any assets reserved for use in the plan.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      PROFIT SHARING PLAN:

      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation.

      LIGGETT

      The 401(k) plans at Liggett match up to a 3% employee contribution, plus additional Liggett contributions of up to 6% of salary based on the achievement of Liggett's profit objectives. Liggett contributed and expensed $527, $469 and $497 to the 401(k) plans for the years ended December 31, 1999, 1998 and 1997, respectively.

      NEW VALLEY:

      Ladenburg has a profit sharing plan for substantially all its employees. The plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. The plan was inactive in 1999.

17.   INCOME TAXES

      The Company files a consolidated U.S. income tax return that includes its more than 80%-owned United States subsidiaries. The amounts provided for income taxes are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      1999          1998          1997
                                                                      ----          ----          ----
      Current:

            U.S. Federal...................................      $ 1,208       $
            Foreign........................................          429                      $1,134
            State..........................................        5,076                         (11)
                                                                 -------        --------      ------
                                                                   6,713                       1,123
                                                                 -------        --------     -------
      Deferred:

            U.S. Federal...................................      $66,688        $(59,158)     $
            Foreign........................................          455            (455)
            State..........................................        8,612
                                                                 -------        --------     -------

      Total (benefit) provision............................       75,745         (59,613)      1,123
                                                                 -------        --------     -------
                                                                 $82,458        $(59,613)      1,123
                                                                 =======        ========     =======


      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




                                                         DECEMBER 31, 1999              DECEMBER 31, 1998
                                                    ---------------------------    ----------------------------
                                                    DEFERRED TAX   DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                                       ASSETS       LIABILITIES       ASSETS       LIABILITIES
                                                    ------------   ------------    ------------    ------------

  Sales and product allowances..............      $  2,057          $                $  3,468
  Inventory.................................           957             2,274              660         $ 1,220
  Coupon accruals...........................           859                              1,004
  Property, plant and equipment.............                           4,712                            4,791
  Employee benefit plan accruals............        10,555                              8,429
  Debt restructuring........................         3,110                             17,159
  Excess of tax basis over book basis-
    non-consolidated entities...............        23,204             9,227            9,969
    Legal Settlements.......................         1,165                              2,036
  Difference in basis of investments........         8,021
  Deferral on brand transaction.............
  Restructuring accruals....................         4,936           103,346
  Russian tax loss carryforwards............         6,632                              3,354
  U.S. tax loss carryforwards-BGL...........        48,007                             62,714
  U.S. tax loss carryforwards-New Valley....        65,911
  Valuation allowance.......................      (108,409)                           (43,169)
  Reclassifications.........................                                           (6,011)         (6,011)
                                                  --------          --------         --------           -----
                                                  $ 67,005          $119,559         $ 59,613         $
                                                                                       ======           =====



      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $108,409 at December 31, 1999.

      The valuation allowance of $108,409 at December 31, 1999 consisted primarily of New Valley's net operating loss carryforwards of $65,911 and Russian tax loss carryforwards of $6,632. In addition, a valuation allowance was established against New Valley's additional deferred tax assets of $35,737 primarily related to differences between book and tax accounting purposes for basis in investments and subsidiaries and restructuring accruals.

      At December 31, 1999, the Company and its consolidated group had U.S. tax loss carryforwards of $135,000 which may be subject to certain restrictions and limitations and which will expire in the years 2006 to 2017.

      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      1999          1998          1997
                                                                      ----          ----          ----
      Income (loss) from continuing operations before
          income taxes......................................         $318,542      $(35,394)     $(50,298)
                                                                     --------      --------      --------
      Federal income tax provision (benefit) at
          statutory rate....................................          111,490       (12,387)      (17,604)

      Increases (decreases) resulting from:
          State income taxes, net of federal income tax
            benefits........................................            8,897                          (8)
          Foreign taxes.....................................              873          (455)        1,134
          Other, net........................................              822         9,921         8,386
          Changes in valuation allowance....................          (39,624)      (56,692)        9,215
                                                                     --------      --------     ---------
          Provision (benefit) for income tax................         $ 82,458      $(59,613)    $   1,123
                                                                     ========      ========     =========

      Both the Company's and New Valley's 1996 and 1997 tax years are presently under audit with the IRS. The Company believes it has adequately reserved for any potential adjustments which may occur.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

18.   EQUITY

      On December 10, 1999, each outside director of the Company was granted an option to purchase 10,000 shares of common stock at $16.75 per share, the fair market value on the date of grant. The options vest and become exercisable in three equal annual installments commencing on January 1, 2001, but are subject to earlier vesting upon a change of control.

      During April and May 1998, the Company granted 10,500 shares of common stock to each of its three outside directors. Of these shares, 7,875 vested immediately and the remaining 23,625 shares vest in three equal annual installments. At December 31, 1999, $200 had been expensed and the remaining amount of $103 will be recognized over the remaining vesting period.

      On January 16, 1998, the Company sold to High River Limited Partnership 1,575,000 shares of common stock for $9,000.

      In connection with the March 2, 1998 agreement with the Apollo Holders, the Company issued warrants to purchase common stock. (Refer to Note 13.)

      On March 12, 1998, the Company granted an option for 1,312,500 shares of common stock to a law firm that represents the Company and Liggett originally exerciseable at $16.67 per share. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility 77.6%, risk-free interest rate of 5.47%, expected life of two years and dividend rate of 0%. The Company recognized expense of $1,495 in the second quarter of 1998. On October 12, 1998, the Company amended the option to reduce the exercise price from $16.67 per share to $5.71 per share. The initial exercise date on all 1,312,500 shares was extended to April 1, 2000, subject to earlier exercise under certain circumstances which were satisfied resulting in the option becoming exercisable in full. The expense at the initial grant date was $3,063, and the incremental expense incurred due to the modifications of the grant was $2,050. At December 31, 1999, all such amounts had been expensed.

      On August 28, 1998, the Company granted 493,500 shares of common stock as part of a performance fee to members of a law firm which represents the Company and Liggett. The Company expensed $1,687 for the year ended December 31, 1998.

      On March 7, 1997, a partnership controlled by the Company's Chairman, President and Chief Executive Officer and controlling stockholder (the "Chairman"), transferred 420,000 shares of common stock to the Company in satisfaction of an obligation. (Refer to Note 23.)

19.   STOCK PLANS

      On November 4, 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "1999 Plan") subject to approval by the stockholders of the Company at the 2000 annual meeting. The 1999 Plan authorizes the granting of up to 5,000,000 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On November 4, 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries pursuant to the 1999 Plan. The grant of the options to the option holders is conditioned upon the approval of the 1999 Plan by the Company's stockholders. Under the options, the option holders have the right to purchase an aggregate of 2,100,000 shares of common stock at an exercise price of $15 7/16 per share (the fair market value of a share of common stock on the date of grant), subject to increase under certain circumstances. Common stock dividend equivalents will be paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on the fourth anniversary of the date of grant. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control" or (ii) the termination of the option holder's employment with the Company due to death or disability.

      On October 15, 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the "1998 Plan"). The 1998 Plan, adopted on May 8, 1998, authorizes the granting of up to 5,250,000 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan.

      On July 20, 1998, the Company granted a non-qualified stock option to each of the Chairman and a consultant to the Company who serves as President and a director of New Valley (the "Consultant"), pursuant to the 1998 Plan. Under the options, the Chairman and the Consultant have the right to purchase 2,625,000 shares and 525,000 shares, respectively, of common stock at an exercise price of $9.29 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and become exercisable as to one-fourth of the shares on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will immediately vest and become exercisable upon (i) the occurrence of a "Change in Control," or (ii) the termination of the option holder's employment or consulting arrangement with the Company due to death or disability.

      The fair value of the equity instruments issued to the Consultant was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility of 82.18%, risk-free interest rate of 5.47%, expected option life of 10 years and dividend rate of 0%. The Company is recognizing $3,260 over the vesting period.

      On November 24, 1999, the Company granted non-qualified stock options to purchase 920,000 shares of common stock to key employees of Liggett under the 1998 Plan. Under the options, the 27 Liggett option holders have the right to purchase shares at $15 7/16 per share except for the grant of 250,000 options to the chairman of Liggett whose options have an exercise price of $18.00 per share, the fair market value on the date of grant. The options become exercisable as to 25% of the shares on December 31, 2001 and as to an additional 37.5% of the shares on each of December 31, 2002 and December 31, 2003, assuming the continued employment of the option holder. Vesting is accelerated upon death or disability. The Company will recognize compensation expense of $1,717 over the vesting period.

      As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 45,150 and 443,100, respectively, shares of the Company's common stock

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      at an exercise price of $4.76 per share. The options have a ten-year term and vest in six equal annual installments. The Company will recognize compensation expense of $154 over the vesting period.

      A summary of stock options granted to employees follows:

                                                                                                WEIGHTED
                                                            NUMBER OF         EXERCISE          AVERAGE
                                                             SHARES            PRICE           FAIR VALUE
                                                             ------            -----           ----------
      Outstanding on December 31, 1996..............                0
           Granted..................................          443,100          $4.76             $4.10
           Exercised................................                0
           Cancelled................................                0
      Outstanding on December 31, 1997..............          443,100          $4.76             $4.10
           Granted..................................        2,670,150       $4.76-$9.29          $7.28
           Exercised................................           98,838          $4.76
           Cancelled................................                0
      Outstanding on December 31, 1998..............        3,014,412       $4.76-$9.29          $7.38
           Granted..................................          950,000      $15.44-$18.00          7.61
           Exercised................................                0
           Cancelled................................                0
      Outstanding on December 31, 1999..............        3,964,412       $4.76-$18.00         $7.64

      Options exercisable at:
           December 31, 1997........................           93,623
           December 31, 1998........................           73,884
           December 31, 1999........................          737,659



      The Company will continue to account for stock options granted employees at their intrinsic value. Had the fair value method of accounting been applied to the Company's stock options granted to employees, the pro forma effect would be as follows:

                                                                         1999         1998         1997
                                                                         ----         ----         ----
      Net income (loss) as reported............................       $235,673      $27,427     $(49,885)
      Estimated fair value of the year's option grants.........          5,605        2,549          383
      Net income (loss) adjusted...............................        230,068       24,878      (50,268)
      Adjusted net income (loss) per share - basic.............          10.46         1.16        (2.64)
      Adjusted net income (loss) per share - diluted...........           8.58         0.96        (2.64)

      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted. The dividend yield ranges from 0%-5%.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                                      RISK-FREE         EXPECTED         EXPECTED        WEIGHTED AVERAGE
                 DATE               INTEREST RATE    LIFE IN YEARS      VOLATILITY          FAIR VALUE
                 ----               -------------    -------------      ----------          ----------
      December 10, 1999                 6.07%              10             47.36%               $5.08
      November 24, 1999                 6.08%              10             68.27%               $7.75
      July 20, 1998                     5.54%              10             79.14%               $8.21
      January 1, 1998                   5.74%              10             76.56%               $7.58
      January 1, 1997                   6.44%              10             81.46%               $4.30

      On December 16, 1996, the Company entered into a stock option agreement with the Consultant. The agreement granted the Consultant non-qualified stock options to purchase 1,050,000 shares of the Company's common stock at an exercise price of $0.95 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments beginning on July 1, 1997. Under the agreement, common stock dividend equivalents are paid on each vested and unexercised option. The Company estimated the fair value of such grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.4%, expected option life of 10 years, volatility of 81.4% and no expected dividends or forfeiture. Under this model, the fair value of stock options granted in 1996 was $4,750. The Company recognized expense of $792, $792 and $1,127 in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, the Company also recorded charges to income of $444, $330 and $149, respectively, for dividend equivalent rights.

      As of January 1, 1994, the Company had granted 525,000 shares of restricted common stock to the Consultant. Of the total number of shares granted, 262,500 were immediately vested and issued during the third quarter. The remaining 262,500 shares were issued in 1995 and vested in 1997. In addition, on January 25, 1995, the Company entered into a non-qualified stock option agreement with the Consultant. Under the agreement, options to purchase 525,000 shares were granted at $1.90 per share. The options are exercisable over a ten-year period and were fully vested in January 1999. The grant provides for dividend equivalent rights on all the shares underlying the unexercised options. During 1999, 1998 and 1997, the Company recorded charges to income of $16, $188 and $205, respectively, for compensation based on estimates of the fair market value for the shares and options granted. In 1999, 1998 and 1997, the Company also recorded charges to income of $166, $155 and $188, respectively, for the dividend equivalent rights.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


20.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                           DECEMBER 31,
                                                      1999             1998
                                                      ----             ----

       Western Realty Repin
            participating loan..............          $32,091         $

       Western Realty Development
            participating loan..............           37,849          31,991

       Deferred gain........................                           20,392

       Other long-term liabilities..........            6,688          12,967
                                                       ------          ------

                  Total.....................          $76,628         $65,350
                                                       ======          ======


21.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                        Year Ended December 31,
                                                                  1999             1998            1997
                                                                  ----             ----            ----

     I.  Cash paid during the period for:
           Interest........................................     $48,030           $62,339          $43,028
           Income taxes, net of refunds....................       2,942             2,751              462

    II. Non-cash investing and financing activities:
           Issuance of stock to Liggett noteholders........                        4,105
           Issuance of stock to consultants and law firms..                        3,705
           Issuance of warrants............................                       22,421
           Promissory note from New Valley.................                                        33,500
           Issuance of stock dividend......................     25,646


22.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. In 1999, Liggett incurred counsel fees and costs totaling approximately $5,733 compared to $7,828 in 1998.

      INDIVIDUAL ACTIONS. As of December 31, 1999, there were approximately 300 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 85 were pending in Florida, 91 in New York, 30 in Massachusetts and 17 in Texas. The balance of the individual cases were pending in 22 states. There are five individual cases pending where Liggett is the only named defendant.

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including, treble/multiple damages, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

      In February 1999, a California jury awarded $51,500 in damages to a woman who claimed lung cancer from smoking Marlboro cigarettes made by Philip Morris. The award includes $1,500 in compensatory damages and $50,000 in punitive damages. The court subsequently reduced the punitive damages award to $25,000. In March 1999, an Oregon jury awarded $80,311 in damages to the family of a deceased smoker who smoked Marlboro cigarettes made by Philip Morris. The award includes $79,500 in punitive damages. The court subsequently reduced the punitive damages award to $32,000. Philip Morris has appealed both the verdict and damage awards.

      CLASS ACTIONS. As of December 31, 1999, there were approximately 50 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      The extent of the impact of the CASTANO decision on smoking-related class action litigation is still uncertain, although the decertification of the CASTANO class by the Fifth Circuit may preclude other federal courts from certifying a nationwide class action for trial purposes with respect to smoking-related claims. The CASTANO decision has had to date, however, only limited effect with respect to courts' decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in Louisiana (Liggett is not a defendant in this proceeding) and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions, BROIN and ENGLE, were certified in state court in Florida prior to the Fifth Circuit's decision. The CASTANO decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. In July 1998, Phase I of the trial in this action commenced. On July 7, 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence producing, defective and unreasonably dangerous, that defendants made materially false statements with the intention of misleading smokers, that defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and that defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court has decided that Phase II of the trial, which commenced November 1, 1999, will be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. The defendants' motion to order the trial court to assess punitive damages on an individual basis was denied and the petition for review was also denied, without prejudice to raise the same issue on subsequent appeals.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      It is unclear how the trial court's order will be implemented. The order provides that the punitive damage amount, if any, should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. In a worst case scenario, it is possible that a judgment for punitive damages could be entered in the ENGLE case in an amount not capable of being bonded, resulting in an execution of the judgment before it could be set aside on appeal. The Company believes that such a result would be unconstitutional and would also violate Florida laws.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE) and Maryland (RICHARDSON). A number of class certification denials are on appeal.

      GOVERNMENTAL ACTIONS. As of December 31, 1999, there were approximately 20 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of December 31, 1999, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. As of December 31, 1999, five United States. Circuit Courts of Appeal had ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. The United States Supreme Court recently denied a petition for writ of certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of healthcare costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought.

      SETTLEMENTS. In March 1996, Brooke Group Holding and Liggett entered into an agreement, subject to court approval, to settle the CASTANO class action tobacco litigation. The CASTANO class was subsequently decertified by the court.

      In March 1996, March 1997 and March 1998, Brooke Group Holding and Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released both Brooke Group Holding and Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

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

      The MSA has been initially approved by trial courts in all Settling States. The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, as of December 31, 1999, in 47 jurisdictions. If final judicial approval is not obtained in a jurisdiction by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the MSA will be terminated with respect to such jurisdiction.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs 14 square feet or less in dimension at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities; and prohibits Participating Manufacturers from selling packs containing fewer than twenty cigarettes.

      The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes requirements applicable to lobbying activities conducted on behalf of Participating Manufacturers.

      Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or 1.67% of total cigarettes sold in the United States. Liggett believes, based on published industry services, that its domestic shipments accounted for 1.2% of the total cigarettes shipped in the United States during 1999. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) will pay the following annual amounts (subject to certain adjustments):

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

      In April 1999, a putative class action was filed on behalf of all firms that directly buy cigarettes in the United States from defendant tobacco manufacturers. The complaint alleges violation of antitrust law, based in part on the MSA. Plaintiffs seek treble damages computed as three times the difference between current prices and the price plaintiffs would have paid for cigarettes in the absence of an alleged conspiracy to restrain and monopolize trade in the domestic cigarette market, together with attorneys' fees. Plaintiffs also seek injunctive relief against certain aspects of the MSA.

      In March 1997, Liggett, Brooke Group Holding and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      court granted preliminary approval and preliminary certification of the class. In July 1998, Liggett, Brooke Group Holding and plaintiffs filed an amended class action settlement agreement in FLETCHER which agreement was preliminarily approved by the court in December 1998. In July 1999, the court denied approval of the FLETCHER class action settlement. The parties' motion for reconsideration is still pending.

      The Company accrued $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the MSA, $14,928 of net charges accrued for the prior settlements were reversed in 1998 and $1,051 were reversed in 1999.

      Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. In addition to the ENGLE case, cases currently scheduled for trial in 2000 include Third-Party Payor Actions brought by several Blue Cross/Blue Shield plans in federal court in New York (June), asbestos companies in Mississippi (September) and New York (April) and certain unions in New York (July). Also, two Individual Actions and an adequacy of warning case are currently scheduled for trial during the first six months of 2000. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of many of the cases pending against Brooke Group Holding or Liggett, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

      It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

      Liggett's management is unaware of any material environmental conditions affecting its existing facilities. Liggett's management believes that current operations are conducted in material compliance with all environmental laws and regulations and other laws and regulations governing cigarette manufacturers. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

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

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      LEGISLATION AND REGULATION:

      In 1993, the Environmental Protection Agency ("EPA") released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate secondary smoke, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of secondary smoke was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government has appealed the court's ruling.

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

      In August 1996, the Food and Drug Administration (the "FDA") filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The Fourth Circuit reversed the district court on appeal and in August 1998 held that the FDA cannot regulate tobacco products because Congress had not given them the authority to do so. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. (See Subsequent Events.)

      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it is preempted by federal law. in November 1999, the first Circuit affirmed this ruling. Notwithstanding the foregoing, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.66 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal includes an additional increase of $.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in other cigarette-related taxes have been proposed at the state and local level.

      In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, management is not able to evaluate. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase in January 1997 of the BrookeMil shares from Brooke (Overseas) constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks
      (i) a declaration that New Valley's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and New Valley believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Brooke Group Holding and New Valley recently filed a motion to dismiss the consolidated action. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      damages as well as all costs and fees. Brooke Group Holding and New Valley believe that the allegations are without merit. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      On October 18, 1999, an action was commenced against a subsidiary of Brooke Group Holding. in the Supreme Court of the State of New York, County of New York. The complaint alleges that under the terms of a 1993 Put Agreement, Brooke Group Holding's subsidiary was obligated to purchase certain shares of plaintiff's stock for $7,500. In addition, the complaint seeks prejudgment interest in the amount of approximately $3,000. Brooke Group Holding believes, and has been so advised by counsel, that it has a number of valid defenses to this matter.

      As of December 31, 1999, New Valley had $12,279 of prepetition claims and restructuring accruals. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

      New Valley is a defendant in various lawsuits and may be subject to unasserted claims primarily concerning its activities as a securities broker-dealer and its participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      RECENT DEVELOPMENTS:

      Approximately 20 purported state class action complaints have been filed on behalf of various consumers of cigarette products against the tobacco manufacturers. The complaints allege that cigarette manufacturers engaged in illegal and unethical activities since the 1940's, many conspiratorial in nature, designed to increase profits at the financial and physical expense of customers. These alleged activities include knowingly increasing the addictiveness of cigarettes through crop manipulation; downplaying the detrimental health effects of cigarette smoking; conspiring to refrain from researching and introducing "safer" cigarettes; creating false and misleading scientific research design to combat the growing scientific consensus about the lethal health effects associated with cigarettes; aggressively marketing products to children and minors in an effort to addict them to cigarettes at a young age; and systematically covering up activities to avoid regulation of products by governmental agencies. The purported class actions are brought pursuant to various state laws.

      In February 2000, Liggett and plaintiffs sent correspondence to the court, in SIMON V. PHILIP MORRIS, ET al., a putative nationwide smokers class action, indicating that Liggett and the plaintiffs are engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

      In March 2000, a California jury awarded $1,700 in compensatory damages and $20,000 in Punitive damages to a former smoker and her husband. The jury found Philip Morris and R.J. Reynolds Tobacco misrepresented the health dangers of cigarettes and that they acted with malice. The defendents have stated that they intend to appeal the verdict and the damage awards.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On March 21, 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco.

23.   RELATED PARTY TRANSACTIONS

      The Company and New Valley have an expense sharing agreement whereby certain lease, legal and administrative expenses are allocated to the entity incurring the expense. Expense reimbursements amounted to $307, $502 and $375 for the years ended December 31, 1999, 1998 and 1997, respectively.

      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of a registered broker-dealer that has performed services for the Company and its affiliates since before December 31, 1997. The broker-dealer received brokerage commissions and other income of approximately $59, $128 and $522 from the Company and/or its affiliates during 1999, 1998 and 1997, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with New Valley's broker-dealer subsidiary on customary terms.

      Effective May 1, 1998, a former officer of the Company entered into a consulting agreement in which the Company will pay him a total of $2,254 in stock or cash in quarterly installments over a period of six years. The Company recognized the expense during the second quarter of 1998.

      In September 1998, New Valley made a one-year, $950 loan to BGLS which bore interest at 14% per annum. The loan and accrued interest thereon were repaid on September 30, 1999.

      On March 7, 1997, a partnership controlled by the Chairman transferred to the Company the remaining 420,000 pledged shares of the Company's common stock with a market value of $1,800 in final satisfaction of an obligation to make certain payments to the Company on account of a former executive's outstanding indebtedness of $5,477 (deducted from equity).

      On December 16, 1996, the Company entered into a stock option agreement relating to 1,050,000 shares of the Company's common stock with the Consultant. In addition, the Company granted the Consultant options to purchase 525,000 shares in 1998 and 500,000 in 1999. (Refer to Notes 18 and 19.) During 1999, 1998 and 1997, the Consultant received consulting fees of $480 per year from the Company and a subsidiary.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


24.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the years ended December 31, 1999, 1998 and 1997 follows:

                                    UNITED
                                    STATES      RUSSIA       BROKER-         REAL         CORPORATE
                                    TOBACCO    TOBACCO       DEALER         ESTATE        AND OTHER        TOTAL
                                    -------    -------       ------         ------        ---------        -----
1999

Net sales......................       $422,748  $100,059     $40,852      $   3,386      $                 $567,045
Operating income...............         76,700     5,215         369           (776)         (9,505)         72,003
Identifiable assets............        112,900   160,526      47,480         57,920         125,622         504,448
Depreciation and amortization..          2,878     3,323         269            888             312           7,670
Capital expenditures...........         17,432    43,875         104                                         61,411

1998

Net sales......................       $347,129 $  97,437                                 $                 $444,566
Operating income...............         54,422    13,234                                      3,938          71,594
Identifiable assets............         74,743   104,090                                     50,149         228,982
Depreciation and amortization..          6,678     1,708                                        224           8,610
Capital expenditures...........          1,859    17,784                                      1,363          21,006

1997

Net sales......................       $312,268 $  77,347                                                   $389,615
Operating income...............          3,688     8,642                                 $   (4,301)          8,029
Identifiable assets............         68,475    46,222                                     11,760         126,457
Depreciation and amortization..          7,025       783                                        327           8,135
Capital expenditures...........          2,462    17,680                                                     20,142




* New Valley became a consolidated subsidiary of Brooke on June 4, 1999. Broker-Dealer, Real Estate and New Valley's portion of Corporate and Other are included for the seven months ended December 31, 1999.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


25.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      Quarterly data for the year ended December 31, 1999 are as follows:

                                            DECEMBER 31,     SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                                1999             1999            1999          1999
                                          ----------------- ---------------- ------------- -------------

Revenues............................           $192,522          $150,219      $115,895       $108,409
Operating income....................             16,898            19,362        13,598         22,145
Income from continuing operations...              6,486             6,230       215,814          7,554
Income from discontinued
  operations........................                                                             1,249
Loss from extraordinary items.......               (250)             (354)       (1,056)
                                             ----------        ----------      --------     ----------
Net income applicable to
  common shares.....................         $    6,236        $    5,876      $214,758     $    8,803
                                             ==========        ==========      ========     ==========

*Per basic common share:

Income from continuing
  operations........................              $0.29            $ 0.28        $ 9.81         $0.34
Income from discontinued
  operations........................                                                             0.06
Loss from extraordinary items.......              (0.01)            (0.02)        (0.05)
                                             ----------        ----------      --------     ----------
Net income applicable to
  common shares.....................              $0.28            $ 0.26        $ 9.76         $0.40
                                             ==========        ==========      ========     ==========

*Per diluted common share:

Income from continuing
  operations........................              $0.24            $ 0.23        $ 8.01         $0.28
Income from discontinued
  operations........................

Loss from extraordinary items.......              (0.01)            (0.01)        (0.04)         0.05
                                             ----------        ----------      --------     ----------
Net income applicable to
  common shares.....................              $0.23            $ 0.22        $ 7.97         $0.33
                                             ==========        ==========      ========     ==========

* Per share computations include the impact of a 5% stock dividend on September 30, 1999. Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

                                BROOKE GROUP LTD.
                                    BGLS INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                        ADDITIONS
                                              --------------- ------------------------------- --------------- --------------
                                                BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE
                                                BEGINNING       COSTS AND         OTHER                          AT END
                DESCRIPTION                     OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS      OF PERIOD
--------------------------------------------- --------------- --------------- --------------- --------------- --------------

YEAR ENDED DECEMBER 31, 1999

Allowances for:
      Doubtful accounts..................          $1,096       $     217                       $     622         $   691
      Cash discounts.....................             911          14,957                          15,557             311
      Sales returns......................           7,100                                           2,910           4,190
                                                    -----        --------                         -------           -----
         Total...........................          $9,107         $15,174                         $19,089          $5,192
                                                    =====        ========                         =======           =====
Provision for inventory obsolescence.....          $1,965        $  1,124                         $   679          $2,410
                                                    =====         =======                         =======           =====

YEAR ENDED DECEMBER 31, 1998

Allowances for:
      Doubtful accounts..................         $   820       $     613                       $     337          $1,096
      Cash discounts.....................             563          12,583                          12,235             911
      Sales returns......................           4,750                          $2,350                           7,100
                                                    -----        --------      ----------         -------           -----
         Total...........................          $6,133         $13,196          $2,350         $12,572          $9,107
                                                    =====        ========      ==========         =======           =====
Provision for inventory obsolescence.....          $1,157        $  1,303     $                 $     495          $1,965
                                                    =====        ========      ==========         =======           =====
YEAR ENDED DECEMBER 31, 1997

Allowances for:
      Doubtful accounts..................         $   750       $     226                       $     156         $   820
      Cash discounts.....................             530          11,319                          11,286             563
      Sales returns......................           5,000                                             250           4,750
                                                    -----        --------      ----------         -------           -----
         Total...........................          $6,280         $11,545     $                   $11,692          $6,133
                                                    =====        ========      ==========         =======           =====
Provision for inventory obsolescence.....          $3,218       $     221     $                  $  2,282          $1,157
                                                    =====        ========      ==========         =======           =====



(a) Charged  to net sales.

(b) Amounts include impact of consolidating Liggett-Ducat.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Thinking Machines Corporation:

         We have audited the consolidated statements of operations, stockholders' investment and cash flows of Thinking Machines Corporation and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of Thinking Machines Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Thinking Machines Corporation and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Thinking Machines Corporation will continue as a going concern. As discussed in
Note 1 to the financial statements, Thinking Machines Corporation has been unable to generate significant revenue and has incurred recurring losses from its operations. These factors, among others, as described in Note 1, create substantial doubt about Thinking Machines Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 23, 1998