Form 10-Q
period 2000-03-31
BROOKE GROUP LTD; BGLS INC
filed 2000-05-15
CIK 59440, 927388

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended March 31, 2000

                                ----------------
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



         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At May 12, 2000, Brooke Group Ltd. had 21,989,782 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Brooke Group Ltd.

================================================================================

                                BROOKE GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                Page
PART I. FINANCIAL INFORMATION

Item 1. Brooke Group Ltd./BGLS Inc. Consolidated Financial Statements:

   Brooke Group Ltd. Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999 ....................................................................   2

   BGLS Inc. Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 ...........   3

   Brooke Group Ltd. Consolidated Statements of Operations for the three months ended
         March 31, 2000 and March 31, 1999 ....................................................   4

   BGLS Inc. Consolidated Statements of Operations for the three months ended
         March 31, 2000 and March 31, 1999 ....................................................   5

   Brooke Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the three
         months ended March 31, 2000 ..........................................................   6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the three months
         ended March 31, 2000 .................................................................   7

   Brooke Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and March 31, 1999 ....................................................   8

   BGLS Inc. Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and March 31, 1999 ....................................................   9

   Notes to Consolidated Financial Statements .................................................  10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations .....................................  35

Item 3. Quantitative and Qualitative Disclosures About Market Risk ............................  44


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .....................................................................  45

Item 2. Changes in Securities and Use of Proceeds .............................................  45

Item 6. Exhibits and Reports on Form 8-K ......................................................  45

SIGNATURES ....................................................................................  46

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                         MARCH 31,       DECEMBER 31,
                                                                                           2000              1999
                                                                                        ----------       ------------
ASSETS:
Current assets:
  Cash and cash equivalents....................................................         $  22,810        $  20,123
  Receivables from clearing brokers............................................            21,120           10,903
  Investment securities available for sale.....................................            48,689           48,722
  Trading securities owned.....................................................            11,106           15,707
  Accounts receivable - trade..................................................            19,103           19,658
  Other receivables............................................................             4,391            1,290
  Inventories..................................................................            59,562           45,205
  Restricted assets............................................................               937            3,239
  Deferred income taxes........................................................            21,457           21,374
  Other current assets.........................................................             4,570            2,511
                                                                                        ---------        ---------
      Total current assets.....................................................           213,745          188,732

Property, plant and equipment, net.............................................           159,430          154,260
Investment in real estate, net.................................................            53,879           53,353
Long-term investments, net.....................................................             7,757            8,731
Investment in joint venture....................................................            38,366           38,378
Restricted assets..............................................................             4,295            5,195
Deferred income taxes..........................................................            45,631           45,631
Other assets...................................................................            10,899           10,168
                                                                                        ---------        ---------
      Total assets.............................................................          $534,002         $504,448
                                                                                        ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt..........................          $156,414        $  41,547
  Margin loan payable..........................................................             4,306              983
  Accounts payable.............................................................            45,123           36,456
  Securities sold, not yet purchased...........................................             3,368            7,625
  Accrued promotional expenses.................................................            23,247           22,473
  Accrued taxes payable........................................................            39,385           42,408
  Deferred income taxes........................................................             2,274            2,274
  Accrued interest.............................................................             3,946            8,488
  Prepetition claims and restructuring accruals................................            12,263           12,279
  Other accrued liabilities....................................................            57,499           52,121
                                                                                        ---------        ---------
      Total current liabilities................................................           347,825          226,654

Notes payable, long-term debt and other obligations, less current portion......            54,813          148,349

Noncurrent employee benefits...................................................            16,425           23,264
Deferred income taxes..........................................................           118,378          117,285
Other liabilities..............................................................            88,428           76,628
Minority interests.............................................................            43,457           45,366

Commitments and contingencies..................................................

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.....
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 27,822,779 shares, outstanding 21,989,782...................             2,199            2,199
  Additional paid-in capital...................................................           191,088          196,695
  Deficit......................................................................          (300,897)        (302,155)
  Accumulated other comprehensive income.......................................             3,097            1,379
  Other........................................................................            (3,338)          (3,743)
  Less:  5,832,997 shares of common stock in treasury, at cost.................           (27,473)         (27,473)
                                                                                        ---------        ---------
      Total stockholders' equity (deficit).....................................          (135,324)        (133,098)
                                                                                        ---------        ---------

      Total liabilities and stockholders' equity (deficit).....................          $534,002         $504,448
                                                                                         ========         ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2000           1999
                                                                                  ------------    ------------

ASSETS:
Current assets:
  Cash and cash equivalents ................................................      $     22,243    $     19,590
  Receivables from clearing brokers ........................................            21,120          10,903
  Investment securities available for sale .................................            48,689          48,722
  Trading securities owned .................................................            11,106          15,707
  Accounts receivable - trade ..............................................            19,103          19,658
  Other receivables ........................................................             4,336           1,237
  Inventories ..............................................................            59,562          45,205
  Restricted assets ........................................................               937           3,239
  Deferred income taxes ....................................................            21,457          21,374
  Other current assets .....................................................             4,539           2,350
                                                                                  ------------    ------------
      Total current assets .................................................           213,092         187,985

Property, plant and equipment, net .........................................           159,418         154,246
Investment in real estate, net .............................................            53,879          53,353
Long-term investments, net .................................................             7,757           8,731
Investment in joint venture ................................................            38,366          38,378
Restricted assets ..........................................................             4,295           5,195
Deferred income taxes ......................................................            45,631          45,631
Other assets ...............................................................             9,589           9,002
                                                                                  ------------    ------------
      Total assets .........................................................      $    532,027    $    502,521
                                                                                  ------------    ------------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ......................      $    155,865    $     41,333
  Margin loan payable ......................................................             4,306             983
  Accounts payable .........................................................            44,998          36,236
  Securities sold, not yet purchased .......................................             3,368           7,625
  Accrued promotional expenses .............................................            23,247          22,473
  Accrued taxes payable ....................................................            39,385          42,408
  Deferred income taxes ....................................................             2,274           2,274
  Accrued interest .........................................................             3,946           8,488
  Prepetition claims and restructuring accruals ............................            12,263          12,279
  Other accrued liabilities ................................................            55,474          50,254
                                                                                  ------------    ------------
      Total current liabilities ............................................           345,126         224,353

Notes payable, long-term debt and other obligations, less current portion ..            54,813         148,349

Noncurrent employee benefits ...............................................            16,425          23,264
Deferred income taxes ......................................................           118,378         117,285
Other liabilities ..........................................................            88,265          76,360
Minority interests .........................................................            43,457          45,366

Commitments and contingencies...............................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding
  Additional paid-in capital ...............................................           161,683         161,800
  Deficit ..................................................................          (299,217)       (295,635)
  Accumulated other comprehensive income ...................................             3,097           1,379
                                                                                  ------------    ------------
      Total stockholder's equity (deficit) .................................          (134,437)       (132,456)
                                                                                  ------------    ------------

      Total liabilities and stockholder's equity (deficit) .................      $    532,027    $    502,521
                                                                                  ============    ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                    MARCH 31,       MARCH 31,
                                                                                      2000              1999
                                                                                  ------------     -----------
Revenues:
    Tobacco* ...............................................................      $    147,148    $    108,397
    Broker-dealer transactions .............................................            30,296
    Real estate leasing ....................................................               771
                                                                                  ------------     -----------
      Total revenues .......................................................           178,215         108,397

Expenses:
    Cost of goods sold* ....................................................            68,575          41,427
    Operating, selling, administrative and general expenses ................            99,503          44,722
    Settlement charges .....................................................                37             115
                                                                                  ------------     -----------
      Operating income .....................................................            10,100          22,133

Other income (expenses):
    Interest and dividend income ...........................................             1,530              60
    Interest expense .......................................................           (11,756)        (14,988)
    Equity in loss of affiliate ............................................            (1,551)         (7,629)
    Recognition of deferred gain on sale of assets .........................                             7,050
    Foreign currency gain ..................................................             1,223           2,270
    Loss in joint venture ..................................................              (226)
    Gain on sale of investments, net .......................................             4,753
    Other, net .............................................................               (23)            387
                                                                                  ------------     -----------
Income from continuing operations before provision
      for income taxes and minority interests ..............................             4,050           9,283
    Provision for income taxes .............................................               823           1,729
    Minority interests .....................................................             1,739
                                                                                  ------------     -----------
Income from continuing operations ..........................................             1,488           7,554
                                                                                  ------------     -----------
Gain on disposal of discontinued operations ................................                             1,249

Loss on extraordinary items ................................................              (230)
                                                                                  ------------     -----------

Net income .................................................................      $      1,258    $      8,803
                                                                                  ============    ============


Per basic common share:

    Income from continuing operations ......................................      $       0.07    $       0.34
                                                                                  ============    ============

    Gain from discontinued operations ......................................                      $       0.06
                                                                                  ============    ============
    Loss from extraordinary items ..........................................      $      (0.01)
                                                                                  ============    ============

    Net income applicable to common shares .................................      $       0.06    $       0.40
                                                                                  ============    ============

Basic weighted average common shares outstanding ...........................        21,989,782      21,989,782
                                                                                  ============    ============


Per diluted common share:

    Income from continuing operations ......................................      $       0.06    $       0.28
                                                                                  ============    ============
    Gain from discontinued operations ......................................                      $       0.05
                                                                                  ============    ============
    Loss from extraordinary items ..........................................      $      (0.01)
                                                                                  ============    ============
    Net income applicable to common shares .................................      $       0.05    $       0.33
                                                                                  ============    ============

Diluted weighted average common shares outstanding .........................        26,232,353      26,851,374
                                                                                  ============    ============

-------------------------

*Tobacco revenues and Cost of goods sold include excise taxes of $24,701 and $14,038 for the three months ended March 31, 2000 and 1999, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                    MARCH 31,      MARCH 31,
                                                                                       2000          1999
                                                                                  ------------    ------------
Revenues:
    Tobacco* ...............................................................      $    147,148    $    108,397
    Broker dealer transactions .............................................            30,296
    Real estate leasing ....................................................               771
                                                                                  ------------    ------------
      Total revenues .......................................................           178,215         108,397

Expenses:
    Cost of goods sold* ....................................................            68,575          41,427
    Operating, selling, administrative and general expenses ................            98,376          44,320
    Settlement charges .....................................................                37             115
                                                                                  ------------    ------------
      Operating income .....................................................            11,227          22,535

Other income (expenses):
    Interest and dividend income ...........................................             1,530              60
    Interest expense .......................................................           (11,732)        (16,244)
    Equity in loss of affiliate ............................................            (1,551)         (7,629)
    Recognition of deferred gain on sale of assets .........................                             8,264
    Foreign currency gain ..................................................             1,223           2,270
    Loss in joint venture ..................................................              (226)
    Gain on sale of investments, net .......................................             4,753
    Other, net .............................................................               (52)            357
                                                                                  ------------    ------------

Income from continuing operations before provision for income
      taxes and minority interests .........................................             5,172           9,613
    Provision for income taxes .............................................               823           1,729
    Minority interests .....................................................             1,739
                                                                                  ------------    ------------
Income from continuing operations ..........................................             2,610           7,884
                                                                                  ------------    ------------
Gain on disposal of discontinued operations ................................                             1,249

Loss on extraordinary items ................................................              (230)
                                                                                  ------------    ------------
Net income .................................................................      $      2,380    $      9,133
                                                                                  ============    ============



-------------------------

*Tobacco revenues and Cost of goods sold include excise taxes of $24,701 and $14,038 for the three months ended March 31, 2000 and 1999, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                            ACCUMULATED
                                                                ADDITIONAL                                    OTHER
                                           COMMON STOCK          PAID-IN               TREASURY            COMPREHENSIVE
                                        SHARES        AMOUNT     CAPITAL     DEFICIT     STOCK     OTHER      INCOME       TOTAL
                                        ------        ------   ----------    -------   ---------  -------  -------------  -------
Balance, December 31, 1999 ........... 21,989,782    $ 2,199   $ 196,695   $(302,155)  $(27,473)  $(3,743)     $1,379     $(133,098)

Net income ...........................                                         1,258                                          1,258
  Unrealized gain on investment
    securities .......................                                                                          1,629         1,629
  Other New Valley capital
    transactions .....................                              (117)                                          89           (28)
                                                                                                                          ---------
      Total other comprehensive
        income .......................                                                                                        1,601
                                                                                                                          ---------
Total comprehensive income ...........                                                                                        2,859
                                                                                                                          ---------

Distributions on common stock ........                            (5,498)                                                    (5,498)
Amortization of deferred
  compensation .......................                                 8                              405                       413
                                       ----------    -------   ---------   ---------   --------   -------      ------     ---------
Balance, March 31, 2000 .............. 21,989,782    $ 2,199   $ 191,088   $(300,897)  $(27,473)  $(3,338)     $3,097     $(135,324)
                                       ==========    =======   =========   =========   ========   =======      ======     =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                          ACCUMULATED
                                                                              ADDITIONAL                     OTHER
                                                       COMMON STOCK             PAID-IN                   COMPREHENSIVE
                                                    SHARES       AMOUNT         CAPITAL       DEFICIT         INCOME         TOTAL
                                                    ------      -------       -----------    ---------    -------------   ---------
Balance, December 31, 1999.....................      100        $              $161,800      $(295,635)      $1,379      $(132,456)

Net income.....................................                                                  2,380                       2,380
  Unrealized gain on investment securities.....                                                               1,629          1,629
  Other New Valley capital transactions........                                    (117)                         89            (28)
                                                                                                                         ----------
      Total other comprehensive income.........                                                                              1,601
                                                                                                                         ----------
Total comprehensive income.....................                                                                              3,981
                                                                                                                         ----------
Distributions to parent........................                                                 (5,962)                     (5,962)
                                                     ---        ------         --------       --------       ------      ----------

Balance, March 31, 2000........................      100        $              $161,683      $(299,217)      $3,097      $(134,437)
                                                     ===        ======         ========      =========       ======      ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       BROOKE GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                  ---------------------------
                                                                                    MARCH 31,       MARCH 31,
                                                                                      2000             1999
                                                                                  ------------    ------------
Net cash (used in) provided by operating activities ........................      $    (22,086)   $      2,571
                                                                                  ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .........................                 2              36
  Sale or maturity of investment securities ................................            14,849
  Purchase of investment securities ........................................            (5,503)
  Purchase of long-term investments ........................................              (504)
  Decrease in restricted assets ............................................             3,202
  Payment of prepetition claims ............................................               (16)
  Investment in joint venture ..............................................              (213)
  Repurchase by New Valley of common shares.................................              (166)
  Capital expenditures .....................................................            (8,029)        (19,617)
                                                                                  ------------    ------------
Net cash provided by (used in) investing activities ........................             3,622         (19,581)
                                                                                  ------------    ------------
Cash flows from financing activities:
  Proceeds from debt .......................................................             1,500           4,500
  Repayments of debt .......................................................            (8,395)           (323)
  Borrowings under revolvers ...............................................           120,442          83,986
  Repayments on revolvers ..................................................           (89,890)        (71,319)
  Decrease in cash overdraft ...............................................                               (34)
  Increase in margin loans payable .........................................             3,324
  Distributions on common stock ............................................            (5,498)         (1,358)
                                                                                  ------------    ------------
Net cash provided by financing activities ..................................            21,483          15,452
                                                                                  ------------    ------------
Effect of exchange rate changes on cash and cash equivalents ...............              (332)           (319)
Net increase (decrease) in cash and cash equivalents .......................             2,687          (1,877)
Cash and cash equivalents, beginning of period .............................            20,123           7,396
                                                                                  ------------    ------------
Cash and cash equivalents, end of period ...................................      $     22,810    $      5,519
                                                                                  ============    ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                  ----------- ----------------
                                                                                   MARCH 31,        MARCH 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
Net cash (used in) provided by operating activities ........................      $    (21,321)   $      1,019
                                                                                  ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .........................                 2              36
  Sale or maturity of investment securities ................................            14,849
  Purchase of investment securities ........................................            (5,503)
  Purchase of long-term investments ........................................              (504)
  Decrease in restricted assets ............................................             3,202
  Payment of prepetition claims ............................................               (16)
  Investment in joint venture ..............................................              (213)
  Repurchase by New Valley of common shares.................................              (166)
  Capital expenditures .....................................................            (8,029)        (19,617)
                                                                                  ------------    ------------
Net cash provided by (used in) investing activities ........................             3,622         (19,581)
                                                                                  ------------    ------------
Cash flows from financing activities:
  Proceeds from debt .......................................................             1,000           4,500
  Repayments of debt .......................................................            (8,230)           (143)
  Borrowings under revolvers ...............................................           120,442          83,986
  Repayments on revolvers ..................................................           (89,890)        (71,319)
  Decrease in cash overdraft ...............................................                               (20)
  Increase in margin loans payable .........................................             3,324
  Distributions paid to parent .............................................            (5,962)
                                                                                  ------------    ------------
Net cash provided by financing activities ..................................            20,684          17,004
                                                                                  ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ...............              (332)           (319)
Net increase (decrease) in cash and cash equivalents .......................             2,653          (1,877)
Cash and cash equivalents, beginning of period .............................            19,590           7,396
                                                                                  ------------    ------------
Cash and cash equivalents, end of period ...................................      $     22,243    $      5,519
                                                                                  ============    ============


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

                  At the Company's annual meeting to be held on May 24, 2000, stockholders will be asked to approve a corporate name-change to Vector Group Ltd. If the name-change proposal is approved, the New York Stock Exchange symbol for the Company's common stock will change from "BGL" to "VGR".

                  The interim consolidated financial statements of the Company and BGLS are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's and BGLS' consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's and BGLS' Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                  consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

         (b)      Liquidity:

                  The Company's anticipated sources of liquidity for 2000 include, among other things, additional debt and/or equity financing, management fees, tax sharing and other payments from Liggett and certain funds available from New Valley subject to limitations imposed by BGLS' indenture agreements. Liggett's and New Valley's ability to make such payments is subject to risks and uncertainties attendant to their businesses. (Refer to Notes 3 and 12.) New Valley may also acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

                  The BGLS 15.75% Series B Senior Secured Notes (the "Notes"), together with all deferred and accrued interest, mature on January 31, 2001. (Refer to Note 10.) Accordingly, as of March 31, 2000, the Notes and deferred interest of $101,413, net of unamortized discount, are classified as current liabilities. The current maturities of the Notes contribute substantially to the working capital deficiency of $134,080. The principal amount of the Notes currently outstanding is $82,570, including $50,100 principal amount of the Notes which were held by holders who have agreed to defer payment of interest.

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

                  The Company's assets and operations could be at risk if there are any further significant adverse changes in the political and business environment. Management is unable to predict what effect those uncertainties might have on the future financial position of the Company. No adjustments related to these uncertainties have been included in these consolidated financial statements.

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

         (e)      Reclassifications:

                  Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

         (f)      Provision for Income Taxes:

                  The effective tax rate does not bear a customary relationship to pre-tax accounting income principally as a consequence of foreign taxes and the change in the valuation allowance on deferred tax assets.

         (g)      Earnings Per Share:

                  Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 30, 1999. In connection with the 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividend had occurred on January 1, 1999.

                  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants.

                  Basic and diluted EPS were calculated using the following for the three-month period ended March 31, 2000 and March 31, 1999.

                                                          MARCH 31,         MARCH 31,
                                                             2000             1999
                                                          ----------        ----------
    Weighted average shares for basic EPS.........        21,989,782        21,989,782

    Plus incremental shares from conversions:
        Stock options and warrants................         4,242,571         4,861,592
                                                          ----------        ----------
    Weighted average shares for diluted EPS.......        26,232,353        26,851,374
                                                          ----------        ----------


         (h)      Other Comprehensive Income (Loss):

                  Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions,

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                  unrealized gains and losses on investment securities and minimum pension liability adjustments. Total other comprehensive income was $1,601 for the three months ended March 31, 2000 and $5,920 for the three months ended March 31, 1999.


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

         Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements to the extent of the total cash proceeds received from the payment of the option fees, the exercise of the Class A option and the distribution of the loan proceeds.


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

         The Company's and BGLS' investment at March 31, 1999 is summarized below:

                                            NUMBER OF      FAIR          CARRYING
                                             SHARES        VALUE          AMOUNT
                                             ------        -----         --------
   Class A Preferred Shares.......            618,326     $51,939        $ 51,939
   Class B Preferred Shares.......            250,885         847             847

   Common Shares..................          3,989,710       1,621         (52,786)
                                                          -------        --------
                                                          $54,407        $
                                                          =======        ========

         Recapitalization. In connection with New Valley's recapitalization on June 4, 1999, New Valley's preferred shares were reclassified and changed into Common Shares and Warrants to purchase Common Shares. The Company's ownership of the Common Shares of New Valley increased from 42.3% to 55.1%, and its total voting power increased from 42.3% to 55.1%. As a result of the increase in ownership, New Valley became a consolidated subsidiary of the Company as of June 1, 1999.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


         transactions depending on market conditions. As of May 12, 2000, New Valley had repurchased 114,900 shares for approximately $475. At March 31, 2000, the Company owned 55.5% of New Valley's Common Shares.

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


4.       PRO FORMA EFFECTS OF BRAND AND NEW VALLEY TRANSACTIONS

         The following table presents unaudited pro forma results of operations as if the Philip Morris brand transaction, New Valley's recapitalization and the sale of five of New Valley's shopping centers and the Thinking Machines assets had occurred immediately prior to January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                                 THREE MONTHS ENDED
                                                   MARCH 31, 1999
                                                 ------------------

Revenues.................................             $116,965
                                                      ========

Operating income.........................             $ 10,551
                                                      ========

Income from continuing operations........             $  9,157
                                                      ========

Net income...............................             $  9,157
                                                      ========

Net income per common share:
    Basic................................             $   0.42
                                                      ========
    Diluted..............................             $   0.35
                                                      ========


5.       INVESTMENT IN WESTERN REALTY

         Western Realty Development LLC. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


         for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $69,625, including the investment in Western Realty Repin discussed below.

         The ownership and voting interests in Western Realty Development are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $40,213 had been funded through March 31, 2000, together with a 15% annual rate of return. New Valley will then be entitled to a return of its investment commitment of $23,750, of which $20,213 has been funded through March 31, 2000, together with a 15% annual rate of return. Subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Development is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Development generally require the unanimous consent of the board of managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Development using the equity method of accounting. New Valley recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

         Summarized financial information as of March 31, 2000 and December 31, 1999 and for the three-month periods ended March 31, 2000 and March 31, 1999 for Western Realty Development follows:



                                               MARCH 31, 2000           DECEMBER 31, 1999
                                               --------------           -----------------

Current assets.......................            $    2,950                 $  3,557
Participating loan receivable........                39,261                   37,849
Real estate, net.....................                77,579                   77,988
Furniture and fixtures, net..........                   249                      249
Other noncurrent assets..............                   273                      320
Goodwill, net........................                   636                      722
Notes payable - current..............                 6,707                    6,445
Other current liabilities............                 6,391                    7,067
Notes payable - long-term............                 6,436                    8,211
Other long-term liabilities..........                   752                      752
Members' equity......................               100,662                   98,210


                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                               MARCH 31, 2000            MARCH 31, 1999
                                             ------------------        ------------------
Revenues.............................               $2,390                   $3,448
Costs and expenses...................                2,170                    4,425
Accretion of return on
      participating loan.............                1,412                    1,002
Income tax provision.................                                            16
Net income...........................                1,632                        9

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


      Western Realty Development has made a $30,000 participating loan to Western Tobacco Investments LLC ("Western Tobacco Investments"), which holds Brooke (Overseas') interests in Liggett-Ducat and its new factory. (Refer to Note 10 for information concerning pledges of interests in Western Tobacco Investments.) The loan bears no fixed interest and is payable only out of 30% of distributions made by Western Tobacco Investments to Brooke (Overseas). After prior payment of debt service on loans to finance the construction of the new factory, 30% of distributions from Western Tobacco Investments to Brooke (Overseas) will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. In addition, Western Realty Development is entitled to receive a 15% annual rate of return on amounts advanced on the loan under certain circumstances in the event of a sale or refinancing of Western Tobacco Investments or the new factory. Any rights of repayment on the loan are subordinate to the rights of all other creditors of BrookeMil. Brooke (Overseas) has recognized net interest expense of $1,412 for the three months ended March 31, 2000 and $1,002 for the three months ended March 31, 1999, which represents a 15% cumulative adjustment to realizable value on the loan and 30% of any net expense applicable to common interests in Western Tobacco Investments. The loan is classified in other long-term liabilities on the consolidated balance sheet at March 31, 2000.

      Western Realty Repin LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 96.8% of one site and 100% of the other site at March 31, 2000. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25,875 together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $10,525, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the board of managers.

      Through March 31, 2000, Western Realty Repin has advanced $36,400 to BrookeMil, of which $25,875 was funded by Apollo under the loan and is classified in other long-term liabilities on the consolidated balance sheet at March 31, 2000 and December 31, 1999. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of March 31, 2000, BrookeMil had invested $32,678 in the Kremlin sites and held $1,664 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



         financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures of $22,000 on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty is treated as interest cost in the consolidated statement of operations to the extent of the Company's net investment in the Kremlin sites. New Valley's investment in the Kremlin sites, net of the participating loan of $33,686, was $656 at March 31, 2000.

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


6.       INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interest. The Company had realized gains on sales of investment securities available for sale of $4,753 for the three months ended March 31, 2000.

         The components of investment securities available for sale at March 31, 2000 are as follows:

                                                         GROSS         GROSS
                                                       UNREALIZED    UNREALIZED        FAIR
                                             COST         GAIN          LOSS           VALUE
                                             -------   ----------    ----------       -------
Marketable equity securities.........        $41,246      $14,230       $10,837       $44,639
Notes receivable.....................            437                                      437
Marketable warrants..................                       3,613                       3,613
                                             -------      -------       -------       -------
Investment securities................        $41,683      $17,843       $10,837       $48,689
                                             =======      =======       =======       =======



7.       INVENTORIES

         Inventories consist of:

                                                            MARCH 31,    DECEMBER 31,
                                                               2000         1999
                                                          ------------   ------------
                Leaf tobacco .....................        $     13,812   $     13,599
                Other raw materials ..............               8,483          6,423
                Work-in-process ..................               3,197          3,542
                Finished goods ...................              33,524         20,662
                Replacement parts and supplies ...               5,531          4,795
                                                          ------------   ------------
                Inventories at current cost ......              64,547         49,021
                LIFO adjustments .................              (4,985)        (3,816)
                                                          ------------   ------------
                                                          $     59,562   $     45,205
                                                          ============   ============

                               BROOKE GROUP LTD.
                                    BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


         At March 31, 2000, Liggett and Liggett-Ducat had leaf tobacco purchase commitments of approximately $2,162 and $43,907, respectively.


8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                             MARCH 31,    DECEMBER 31,
                                                               2000           1999
                                                          ------------   ------------
Land and improvements ............................        $        442   $        415
Buildings ........................................              52,913         51,773
Machinery and equipment ..........................             132,626        129,693
Construction-in-progress .........................              18,810         14,605
                                                          ------------   ------------
                                                               204,791        196,486
Less accumulated depreciation ....................             (45,361)       (42,226)
                                                          ------------   ------------
                                                          $    159,430   $    154,260
                                                          ============   ============


9.       LONG-TERM INVESTMENTS

         At March 31, 2000, long-term investments consisted primarily of investments in limited partnerships of $7,757. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,335 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

         Also included in long-term investments are various Internet-related businesses which are carried at $4,549 at March 31, 2000. These investments include a 33.3% interest in AtomicPop LLC, an online music company, and smaller interests in other Internet companies. The Company accounts for its investment in AtomicPop LLC and its investment in one other internet company under the equity method.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)


10.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                            March 31,   December 31,
                                                                              2000          1999
                                                                          ------------  ------------

BGLS:
15.75% Series B Senior Secured Notes due 2001,
      net of unamortized discount of $3,865 and $5,468 ...............    $     78,705  $     82,602
Deferred interest on 15.75% Series B Senior Secured
      Notes due 2001 .................................................          22,708        25,435

New Valley:
Notes payable ........................................................          19,743        19,813

Liggett:
Revolving credit facility ............................................          23,166
Term loan under credit facility ......................................           4,860         5,040
Notes payable ........................................................           5,116         4,232

Brooke (Overseas):
Foreign credit facilities ............................................          36,489        29,470
Notes payable ........................................................          19,891        23,090

Other ................................................................             549           214
                                                                          ------------  ------------

Total notes payable, long-term debt and other obligations ............         211,227       189,896
Less:
      Current maturities .............................................        (156,414)      (41,547)
                                                                          ------------  ------------
Amount due after one year ............................................    $     54,813  $    148,349
                                                                          ============  ============

      15.75% Series B Senior Secured Notes Due 2001 - BGLS:

      During 1999, BGLS repurchased $144,794 principal amount of its Notes, together with accrued interest thereon. The purchases were funded primarily with proceeds from the Philip Morris brand transaction which closed on May 24, 1999. In January 2000, BGLS repurchased an additional $5,500 principal amount of the Notes, together with accrued interest thereon. At March 31, 2000, the principal amount of Notes outstanding was $82,570, and $50,100 principal amount of the Notes were held by the holders who have agreed to defer payment of interest as discussed below.

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

      In connection with the March 2, 1998 agreement with the Apollo Holders, the Company issued to the Apollo Holders a five-year warrant to purchase 2,100,000 shares of the Company's common stock at a price of $4.76 per share. The Apollo Holders were also issued a second warrant expiring October 31, 2004 to purchase an additional 2,257,500 shares of the Company's common stock at a price of $0.095 per share. The second warrant became exercisable on October 31, 1999. Based on the fair value of the equity instruments given to the holders of the debt, imputed interest of approximately $23,000 is being accreted over the term of the modified debt based on its recorded fair value.

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

      Revolving Credit Facility - Liggett:

      Liggett has a $35,000 credit facility, under which $23,166 was outstanding at March 31, 2000. Availability under the credit facility was approximately $6,974 based on eligible collateral at March 31, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.75% at March 31, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2000, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $17,977 and net working capital was $36,795, as

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett plans to relocate its manufacturing operations to this facility in late 2000.

      Equipment Loans - Liggett:

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%.

      Notes Payable - New Valley:

      During the third quarter 1999, New Valley refinanced its notes payable on its two remaining shopping centers in Florida and West Virginia for $19,743, in the aggregate. Interest rates range from 7.5% to 9.03% per annum. The four notes are due between 2002 and 2024. Two, for $8,389 at March 31, 2000, are subject to call in 2001 under certain conditions.

      Foreign Credit Facilities - Liggett-Ducat:

      At March 31, 2000, Liggett-Ducat had various credit facilities with Russian banks under which $36,489 was outstanding. The facilities are denominated in dollars, bear interest at rates of 13% to 20% per annum and expire within the next twelve months. The facilities are collateralized by the new factory building, factory equipment and tobacco inventory.

      Notes Payable - Brooke (Overseas):

      Western Tobacco Investments has entered into several contracts for the purchase of cigarette manufacturing equipment. The equipment is being utilized at the new factory, built by Liggett-Ducat, on the outskirts of Moscow which began production in June 1999. Approximately 85% of the amount of the contracts were financed with promissory notes generally payable over a period of five years. The outstanding balance on these notes, which are denominated in various European currencies, is $15,891 at March 31, 2000. Other short-term notes for purchases of equipment are approximately $4,000. The terms of these notes ranged from four to twelve months and carried interest rates of up to 16%. A promissory note issued by Brooke (Overseas) for approximately $1,290 covering deposits for equipment purchased for the new factory was paid in full on March 31, 2000.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

11.   1999 LONG-TERM INCENTIVE PLAN

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

12.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      quantifiable at this time. For the three months ended March 31, 2000, Liggett incurred counsel fees and costs totaling approximately $1,969 compared to $1,568 for the comparable prior year period.

      Individual Actions. As of March 31, 2000, there were approximately 310 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 85 were pending in Florida, 94 in New York, 39 in Massachusetts, 17 in Texas and 24 in California. The balance of the individual cases were pending in 29 states. There are five individual cases pending where Liggett is the only named defendant.

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

      In February 1999, a California jury awarded $51,500 in damages to a woman who claimed lung cancer from smoking Marlboro cigarettes made by Philip Morris. The award includes $1,500 in compensatory damages and $50,000 in punitive damages. The court subsequently reduced the punitive damages award to $25,000. In March 1999, an Oregon jury awarded $80,311 in damages to the family of a deceased smoker who smoked Marlboro cigarettes made by Philip Morris. The award includes $79,500 in punitive damages. The court subsequently reduced the punitive damages award to $32,000. Philip Morris has appealed both the verdict and damage awards in both cases.

      In March 2000, a California jury awarded $1,700 in compensatory damages and $20,000 in punitive damages to a former smoker and her husband. The jury found Philip Morris and R.J. Reynolds Tobacco misrepresented the health dangers of cigarettes and that they acted with malice. The defendants have stated that they intend to appeal both the verdict and damage awards.

      Class Actions. As of March 31, 2000, there were approximately 60 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      Castano case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

      In March 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. In February 1995, the District Court granted plaintiffs' motion for class certification.

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

      The extent of the impact of the Castano decision on smoking-related class action litigation is still uncertain. The Castano decision has had a limited effect with respect to courts' decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in Louisiana (Liggett is not a defendant in this proceeding) and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two other class actions, Broin and Engle, were certified in state court in Florida prior to the Fifth Circuit's decision.

      In May 1994, an action entitled Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. On April 7, 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. The punitive damages portion of Phase II is scheduled to begin May 15, 2000 and is expected to last several weeks. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. The defendants' motion to order the trial court to assess punitive damages on an individual basis was denied and the petition for review was also denied, without prejudice to raise the same issue on subsequent appeals.

      It is unclear how the trial court's order will be implemented. The order provides that the punitive damage amount, if any, should be standard as to each class member and acknowledges that the actual size of any class will not be known until the last case has withstood appeal. The order does not address whether defendants would be required to pay the punitive damage award, if any, prior to a determination of claims of all class members, a process that could take years to conclude. Recently, legislation has been enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award, $100 million plus twice the statutory rate of interest, or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to its application. Similar legislation has been enacted in Georgia, Kentucky, North Carolina and Virginia.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (Engle) and Maryland (Richardson). A number of class certification denials are on appeal.

      Approximately 30 purported state class action complaints have been filed on behalf of various consumers of cigarette products against the tobacco manufacturers. The complaints allege that cigarette manufacturers engaged in illegal and unethical activities since the 1940's, many conspiratorial in nature, designed to increase profits at the financial and physical expense of customers. These alleged activities include knowingly increasing the addictiveness of cigarettes through crop manipulation; downplaying the detrimental health effects of cigarette smoking; conspiring to refrain from researching and introducing "safer" cigarettes; creating false and misleading scientific research design to combat the growing scientific consensus about the lethal health effects associated with cigarettes; aggressively marketing products to children and minors in an effort to addict them to cigarettes at a young age; and systematically covering up activities to avoid regulation of products by governmental agencies. The purported class actions are brought pursuant to various state laws.

      In February 2000, Liggett and plaintiffs sent correspondence to the court, in Simon v. Philip Morris' et al., a putative nationwide smokers class action, indicating that Liggett and the plaintiffs are engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      Governmental Actions. As of March 31, 2000, there were approximately 20 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      Third-Party Payor Actions. As of March 31, 2000, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Five United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. The United States Supreme Court recently denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of healthcare costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. Oral argument on the motion is currently scheduled for June 2000.

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

      The MSA has been initially approved by trial courts in all Settling States. The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained, as of March 31, 2000, in 47 jurisdictions. If final judicial approval is not obtained in a jurisdiction by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the MSA will be terminated with respect to such jurisdiction.

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

      Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for 1.2% of the total cigarettes shipped in the United States during 1999. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) will pay the following annual amounts (subject to certain adjustments):

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

      Trials. In addition to the ENGLE case, cases currently scheduled for trial in 2000 include Third-Party Payor Actions brought by several Blue Cross/Blue Shield plans in federal court in New York (September), asbestos companies in Mississippi (September) and New York (July) and certain unions in New York (November). Also, one Individual Action, ANDERSON, is currently being tried in State court in New York and two other Individual Actions are scheduled to be tried later this year. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the ENGLE smoking and health class action trial pending in Florida and the jury will now consider the award of lump sum punitive damages, if any, for the entire class. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, if necessary, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of many of the cases pending against Brooke Group Holding or Liggett, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      In August 1996, the Food and Drug Administration (the "FDA") filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. On March 21, 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations.

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

      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and New Valley believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Brooke Group Holding and New Valley recently filed a motion to dismiss the consolidated action. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

      officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Brooke Group Holding and New Valley believe that the allegations are without merit. Brooke Group Holding and New Valley recently filed a motion to dismiss the action. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      On October 18, 1999, an action was commenced against a subsidiary of Brooke Group Holding in the Supreme Court of the State of New York, County of New York. The complaint alleges that under the terms of a 1993 Put Agreement, Brooke Group Holding's subsidiary was obligated to purchase certain shares of plaintiff's stock for $7,500. In addition, the complaint seeks prejudgment interest in the amount of approximately $3,000. Brooke Group Holding believes, and has been so advised by counsel, that it has a number of valid defenses to this matter.

      As of March 31, 2000, New Valley had $12,263 of prepetition claims and restructuring accruals. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

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

                               BROOKE GROUP LTD.
                                   BGLS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                  (UNAUDITED)

13.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three months ended March 31, 2000 and 1999 follows:

                                                       United
                                                       States      Russia      Broker-    Real        Corporate
                                                       Tobacco     Tobacco     Dealer     Estate      and Other      Total
                                                      ---------   ---------   ---------  ---------    ---------    ---------
2000
Revenues .........................................    $ 106,902   $  40,246   $  30,296  $     771    $            $ 178,215
Operating income .................................        9,089         498       4,883     (1,983)      (2,387)      10,100
Identifiable assets ..............................      125,900     157,827      50,039     57,826      142,410      534,002
Depreciation and amortization ....................          998       2,022         220        149            9        3,398
Capital expenditures .............................        4,514       2,775          66        674                     8,029

1999
Revenues .........................................    $  86,047   $  22,350                           $            $ 108,397
Operating income .................................       20,069       1,290                                 774       22,133
Identifiable assets ..............................       77,000     121,812                              49,533      248,345
Depreciation and amortization ....................          855         798                                   3        1,656
Capital expenditures .............................        6,369      13,248                                           19,617

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Brooke Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("BOL"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. New Valley's stock repurchase program, which began in late 1999, increased the Company's interest to 55.5% at March 31, 2000.

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

         At the Company's annual meeting to be held on May 24, 2000, stockholders will be asked to approve a corporate name-change to Vector Group Ltd. If the name-change proposal is approved, the New York Stock Exchange symbol for the Company's common stock will change from "BGL" to "VGR".


RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2000, there were approximately 310 individual suits, 60 purported class actions and 90 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. Additionally, approximately 30 purported class action complaints have been filed on behalf of consumers alleging illegal and unethical business activities by the tobacco manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial pending in Florida and the jury will now consider the award of lump sum punitive damages, if any, for the entire class. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, if necessary, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such tobacco-related litigation. See Part II,
Item 1, "Legal Proceedings" and Note 12 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

         In March 1996, March 1997 and March 1998, the Company and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released the Company and Liggett from all tobacco claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. See the discussions of the tobacco litigation settlements appearing in Note 12 to the Company's Consolidated Financial Statements.


RESULTS OF OPERATIONS

                                           Three Months Ended
                                         -----------------------
                                               March 31,
                                           2000           1999
                                         --------       --------

Revenues:
   Liggett......................        $ 106,902      $  86,047
   Liggett-Ducat................           40,246         22,350
                                         --------       --------
      Total tobacco.............          147,148        108,397

*Broker-dealer..................           30,296
*Real estate....................              771
                                        ---------      ---------
      Total revenues............          178,215        108,397

Operating income:
   Liggett......................            9,089         20,069
   Liggett-Ducat................              498          1,290
                                        ---------      ---------
      Total tobacco.............            9,587         21,359

*Broker-dealer..................            4,883
*Real estate....................           (1,983)
  Corporate and other...........           (2,387)           774
                                        ---------      ---------
      Total operating income....        $  10,100      $  22,133
                                         ========       ========

        *New Valley became a consolidated subsidiary on June 1, 1999. Accordingly, results of operations for New Valley are not included for the three months ended March 31, 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues. Total revenues were $178,215 for the three months ended March 31, 2000 compared to $108,397 for the three months ended March 31, 1999. This 64.4% increase in revenues was due to a $20,855 or 24.2% increase in revenues at Liggett, an increase of $17,896 or 80.1% in revenues at Liggett-Ducat and the addition of three months' revenues from New Valley of $31,067.

         Tobacco Revenues. In August 1999, the major cigarette manufacturers, including Liggett, announced a list price increase of $1.50 per carton. In January 2000, an additional list price increase of $1.30 per carton was announced.

         Total tobacco revenues were $147,148 for the three months ended March 31, 2000 compared to $108,397 for the three months ended March 31, 1999. This 35.7% increase in revenues was due to an increase in tobacco revenues at Liggett and at Liggett-Ducat discussed above. Revenues at Liggett increased by 24.2% ($20,855) for both the premium and discount segments due to price increases of $17,848 and a 13.9% increase in unit sales volume (approximately
149.2 million units), accounting for $11,973 in volume variance, partially offset by an unfavorable sales mix of $8,966.

         Premium sales at Liggett for the first quarter of 2000 amounted to $15,692 and represented 14.7% of Liggett's total sales, compared to $25,366 and 29.5% of total sales in the first quarter of 1999. In the premium segment, revenues declined by 38.1% ($9,674) for the three months ended March 31, 2000, compared to the prior year first quarter, due to the contribution of three of Liggett's premium brands, Lark, Chesterfield and L & M, in the Philip Morris brand transaction which closed on May 24, 1999. The contribution of the brands accounted for an unfavorable volume variance in the first quarter of 2000 of $11,704, reflecting a 46.1% decline in unit sales volume (approximately 124.3 million units). This was partially offset by price increases of $2,030. As adjusted for the contribution of the three brands in the Philip Morris brand transaction, Liggett's premium segment increased from the prior year period by 7.6% (approximately 10.2 million units). This compares to an overall industry increase in the premium segment of 4.6%, or approximately 3.3 billion units, in the first quarter of 2000 from the prior year period.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended March 31, 2000 amounted to $91,210 and represented 85.3% of Liggett's total sales, compared to $60,681 and 70.5% of total sales for the three months ended March 31, 1999. In the discount segment, revenues grew by 50.3% ($30,529) for the three months ended March 31, 2000 compared to the prior year period, due to price increases of $15,818, along with a 34.1% increase in unit sales volume (approximately 273.5 million units), accounting for $20,670 in volume variance, partially offset by an unfavorable product mix among the discount brand categories of $5,959.

         For the three months ended March 31, 2000, fixed manufacturing costs at Liggett on a basis comparable to 1999 were $368 lower than in the same period in 1998, with a decrease in costs per thousand units of $2.29 per thousand declining 20.8% ($0.60) from $2.89 in the prior period, due to the 14.1% increase in production volume.

         Net tobacco revenues at Liggett-Ducat for the three months ended March 31, 2000 increased 80.1% over the same period in 1999 due to a 102.3% increase in unit sales volume ($22,860) (approximately 5,125 million units) and a favorable product mix of $2,873 offset by a 43.8% decrease in prices ($7,838).

         Tobacco Gross Profit. Tobacco consolidated gross profit was $78,423 for the three months ended March 31, 2000 compared to $66,820 for the three months ended March 31, 1999, an increase of $11,603 or 17.1% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $10,377 and at Liggett-Ducat of $1,226 for the three months ended March 31, 2000 compared to the same period in the prior year. For the three months ended March 31, 2000, Liggett's premium brands contributed 14.5% and discount brands contributed 78.9% to the Company's gross tobacco profit. Liggett-Ducat contributed 6.6%. Over the same period in 1999, Liggett's premium brands contributed 28.6%, Liggett's discount brands contributed 65.3% and Liggett-Ducat contributed 6.1% to the Company's gross profit.

         Gross profit at Liggett of $73,259 for the three months ended March 31, 2000 increased $10,377 from gross profit of $62,882 for the first quarter of 1999, due primarily to the price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 84.3% for the three months ended March 31, 2000 compared to

85.6% for the same period in 1999, with gross profit for the premium segment at 85.8% in the 2000 period compared to 86.6% in the 1999 period. Gross profit for the discount segment was 84.1% for the three months ended March 31, 2000 and 85.1% for the three months ended March 31, 1999. These decreases are primarily the result of increased indirect costs in distribution over the prior year.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased 6.0% to 14.5% for the three months ended March 31, 2000 compared to 20.5% in the same period in 1999, primarily due to lower prices offset in part by higher sales volumes.

         Broker-Dealer and Real Estate Revenues. For the three months ended March 31, 2000, Ladenburg's revenues were $30,296 and real estate revenues were $771.

         Expenses. Operating, selling, general and administrative expenses were $99,503 for the three months ended March 31, 2000 compared to $44,722 for the same period last year, an increase of $54,781 primarily due to increased expenses at Liggett of $21,435, increased expenses at Liggett-Ducat of $2,108 and an increase of $30,602 caused by consolidation of New Valley, which was not a consolidated subsidiary during the three months ended March 31, 1999. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs, factory relocation costs and increased administrative expenses partially offset by a reduction in the Company's obligation under non-current employee benefits. At Liggett-Ducat, depreciation expense increased over the prior year period due to the opening of the new factory in June 1999 and marketing and advertising expense increased due primarily to the introduction of western style cigarettes.

         Other Income (Expenses). For the three months ended March 31, 2000, other expense was $6,050 compared to expense of $12,862 for the period ended March 31, 1999.

         Interest expense was $11,756 for the three months ended March 31, 2000 compared to $14,988 for the same period last year. This decrease of $3,232 was primarily due to a savings of $6,939 at corporate because of the purchase by BGLS of $150,294 principal amount of its 15.75% Series B Senior Secured Notes (the "Notes") beginning in May 1999. This was offset by the addition of $2,167 in interest expense of New Valley and higher interest expense at Western Tobacco Investment LLC ("Western Tobacco Investments") primarily due to non-cash interest expense under the participating loan agreement.

         New Valley contributed gains on sale of investment securities of $4,753 and interest and dividend income of $1,494 offset by a loss in equity of its affiliate of $1,551.

         For the three months ended March 31, 1999, equity in earnings of affiliate was a loss of $7,629 and related to New Valley's net loss applicable to common shares of $23,801 for the period. This loss in the 1999 period was offset by recognition of deferred gain of $7,050 relating to the expiration of the put obligation on Ducat Place III (the site of the old cigarette factory in Russia) in connection with the sale of the BrookeMil Ltd. common shares in 1997. The factory ceased operations in March 1999.

         Income from Continuing Operations. The income from continuing operations for the three months ended March 31, 2000 was $1,488 compared to income of $7,554 for the three months ended March 31, 1999. Income tax expense for the first quarter of 2000 was $823 compared to $1,729 for the for the first quarter of 1999. The effective tax rates for the three months ended March 31, 2000 and March 31, 1999 do not bear a customary relationship to pre-tax accounting income principally as a consequence of foreign taxes and the change in the valuation allowance on deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $2,687 for the three months ended March 31, 2000 and decreased $1,877 for the three months ended March 31, 1999. Net cash used in operations for the three months ended March 31, 2000 was $22,086 compared to net cash provided by operations of $2,571 for the comparable period of 1999. Cash used in the 2000 period for operating activities resulted principally from lower net income at Liggett, an increase in inventories of $14,357, an increase in receivables from clearing brokers of $10,217 and a decrease in net deferred taxes of $4,126 offset by an increase in accounts payable and accrued expenses of $10,320. Cash provided in the 1999 period was due to higher net income at Liggett and a reduction in debt service due to the December 1998 bond redemption at Liggett.

         Cash provided by investing activities of $3,622 compares to cash used of $19,581 for the periods ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, proceeds are primarily attributable to net sales of marketable securities and long-term investments in 2000 of $8,842 and the decrease in restricted assets of $3,202 offset primarily by capital expenditures of $8,029. Cash used in investment activities for the three months ended March 31, 1999 was due to capital expenditures of $6,369 at Liggett for machinery and equipment and $13,248 at Liggett-Ducat for factory construction and equipment costs.

         Cash provided by financing activities was $21,483 for the three months ended March 31, 2000 as compared with cash provided of $15,452 for the three months ended March 31, 1999. Cash was provided in the 2000 period through net borrowings under credit facilities of $30,552 and an increase in margin loans payable. These amounts were offset by net repayments on debt of $6,895 and distributions on common stock of $5,498. During the three months ended March 31, 1999, cash was provided by net borrowings under credit facilities of $12,667 and net proceeds on a promissory note of $4,177. These were offset principally by distributions on common stock of $1,358.

         Liggett. Liggett has a $35,000 credit facility under which $23,166 was outstanding at March 31, 2000. Availability under the facility was approximately $6,974 based on eligible collateral at March 31, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.75% at March 31, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2000, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $17,977 and net working capital was $36,795, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett plans to relocate its manufacturing operations to this facility in late 2000.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%.

         Liggett (and, in certain cases, Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. The Company believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict has been returned in the first phase of the Engle smoking and health class action trial pending in Florida and the jury will now consider the award of lump sum punitive damages, if any, for the entire class. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, if necessary, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 12 to the Company's Consolidated Financial Statements.

         Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. It is possible that the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

         Brooke (Overseas). Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow which became operational in June 1999. The new factory, which utilizes Western cigarette making technology and has a capacity in excess of 40 billion units per year, produces American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Development has made a $30,000 participating loan to Western Tobacco Investments, which holds Brooke (Overseas)'s interest in Liggett-Ducat and the new factory. In addition, Western Tobacco Investments has entered into note agreements for equipment purchases which have a liability of approximately $19,891 at March 31, 2000. The remaining costs for construction and equipment for the new factory and working capital requirements have been financed by loans and credit facilities from Russian banks of $36,489.

         BGLS. On January 20, 2000, BGLS repurchased an additional $5,500 principal amount of the Notes, together with accrued interest, for a purchase price of $8,456. Through March 31, 2000, BGLS has repurchased $150,294 principal amount of the Notes, together with accrued interest thereon. The purchases have been made using primarily the proceeds of the Philip Morris brand transaction which closed on May 24, 1999.

         At March 31, 2000, BGLS had outstanding $82,570 principal amount of the Notes which mature on January 31, 2001. Of this amount, $50,100 of the Notes carry deferred interest. On March 2, 1998, BGLS entered into a standstill agreement with the holders of $97,239 principal amount of its notes, who were affiliated with Apollo, under which the Apollo holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS had total deferred interest of $22,708 as of March 31, 2000. Interest on all of the Notes for the six month period ended January 31, 2000 was paid in cash.

         Consolidated. Brooke has substantial near-term consolidated debt service requirements, with aggregate required principal payments of approximately $156,500 due within the next twelve months. Brooke believes that it will continue to meet its liquidity requirements through 2000, although the BGLS Notes Indenture limits the amount of restricted payments BGLS is permitted to make to the Company during the calendar year. At March 31, 2000, the remaining amount available through December 31, 2000 in the restricted payment basket related to BGLS' payment of dividends to the Company (as defined by the BGLS Notes Indenture) is $18,357. Brooke expenditures (exclusive of Liggett, Liggett-Ducat and New Valley) over the next twelve months for current operations include cash interest expense of approximately $14,089, dividends on Brooke's shares (currently at an annual rate of approximately $21,990) and corporate expenses. Brooke anticipates funding its expenditures for current operations with public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.


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

         The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond Brooke's control. Brooke's Russian operations may be significantly affected by these factors for the foreseeable future.

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

         Equity Price Risk. Ladenburg maintained inventories of trading securities at March 31, 2000 with fair values of $11,106 in long positions and $3,368 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at March 31, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of Brooke.

         New Valley held investment securities available for sale totaling $48,689 at March 31, 2000. Approximately 24% of these securities represent an investment in RJ Reynolds Tobacco Holdings, Inc. and Nabisco Group Holdings Corp., which are defendants in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings could have a significant effect on the value of New Valley's investment.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

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

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to Note 12, incorporated herein by reference, to the Consolidated Financial Statements of Brooke Group Ltd. and BGLS Inc. included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holdings, BGLS, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.  Changes in Securities and Use of Proceeds

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

               27.1 Brooke Group Ltd.'s Financial Data Schedule (for SEC use only).

               27.2    BGLS Inc.'s Financial Data Schedule (for SEC use only).

               99.1    Material Legal Proceedings.

               99.2    Liggett Group Inc.'s Interim Consolidated
                       Financial Statements for the quarterly periods ended March 31, 2000 and 1999.

            *  99.3    New Valley Corporation's Interim Consolidated
                       Financial Statements for the quarterly periods
                       ended March 31, 2000 and 1999 (incorporated by
                       reference to New Valley's Quarterly Report on Form
                       10-Q for the quarterly period ended March 31,
                       2000, Commission File No. 1-2493).

               99.4    Brooke (Overseas) Ltd.'s Interim Consolidated
                       Financial Statements for the quarterly periods ended March 31, 2000 and 1999.

---------------

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

Date:  May 15, 2000






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

Date:  May 15, 2000