Form 10-Q
period 2000-06-30
VECTOR GROUP LTD; BGLS INC
filed 2000-08-14
CIK 59440, 927388

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

          JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                VECTOR GROUP LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                  BROOKE GROUP LTD.
                               ------------------------------------------------------
                                      (Former name, if changed since last report)

               DELAWARE                                 1-5759                               65-0949535
    -------------------------------             ----------------------          ------------------------------------
    (State or other jurisdiction of             Commission File Number          (I.R.S. Employer Identification No.)
    incorporation or organization)


                                   BGLS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                33-93576                              65-0949536
    -------------------------------             ----------------------          ------------------------------------
    (State or other jurisdiction of             Commission File Number          (I.R.S. Employer Identification No.)
    incorporation or organization)


                             100 S.E. SECOND STREET
                              MIAMI, FLORIDA 33131
                                  305/579-8000
     -----------------------------------------------------------------------
     (Address, including zip code and telephone number, including area code, of the principal executive offices)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         At August 11, 2000, Vector Group Ltd. had 21,989,782 shares of common stock outstanding, and BGLS Inc. had 100 shares of common stock outstanding, all of which are held by Vector Group Ltd.


================================================================================

                                VECTOR GROUP LTD.
                                    BGLS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD./BGLS INC. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999.............................................................................        2

   BGLS Inc. Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.....................        3

   Vector Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 2000 and June 30, 1999.........................................................        4

   BGLS Inc. Consolidated Statements of Operations for the three and six months
         ended June 30, 2000 and June 30, 1999.........................................................        5

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
         months ended June 30, 2000....................................................................        6

   BGLS Inc. Consolidated Statement of Stockholder's Equity (Deficit) for the six months
         ended June 30, 2000...........................................................................        7

   Vector Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 2000 and June, 1999..................................................................        8

   BGLS Inc. Consolidated Statements of Cash Flows for the six months ended
         June 30, 2000 and June 30, 1999...............................................................        9

   Notes to Consolidated Financial Statements..........................................................       10

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................       36

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       47


PART II.     OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................       48

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       48

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................       48

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................       49

SIGNATURES.............................................................................................       51


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         June 30,        December 31,
                                                                                           2000              1999
                                                                                      ---------------- -----------------
ASSETS:

Current assets:
  Cash and cash equivalents....................................................         $  33,046        $  20,123
  Receivables from clearing brokers............................................            13,594           10,903
  Investment securities available for sale.....................................            36,756           48,722
  Trading securities owned.....................................................            13,589           15,707
  Accounts receivable - trade..................................................            20,773           19,658
  Other receivables............................................................             1,993            1,290
  Inventories..................................................................            55,683           45,205
  Restricted assets............................................................               787            3,239
  Deferred income taxes........................................................            59,268           21,374
  Other current assets.........................................................             5,600            2,511
                                                                                        ---------        ---------
    Total current assets.......................................................           241,089          188,732

Property, plant and equipment, net.............................................           166,765          154,260
Investment in real estate, net.................................................            54,665           53,353
Long-term investments, net.....................................................             7,794            8,731
Investment in joint venture....................................................            41,316           38,378
Restricted assets..............................................................             4,101            5,195
Deferred income taxes..........................................................             9,216           45,631
Other assets...................................................................             5,984           10,168
                                                                                        ---------         --------
    Total assets...............................................................          $530,930         $504,448
                                                                                        =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt..........................          $161,347        $  41,547
  Margin loan payable..........................................................             5,397              983
  Accounts payable.............................................................            49,229           36,456
  Securities sold, not yet purchased...........................................               976            7,625
  Accrued promotional expenses.................................................            24,561           22,473
  Accrued taxes payable........................................................            50,172           42,408
  Deferred income taxes........................................................             2,364            2,274
  Accrued interest.............................................................             8,118            8,488
  Prepetition claims and restructuring accruals................................            11,951           12,279
  Other accrued liabilities....................................................            45,778           52,121
                                                                                         --------         --------
    Total current liabilities..................................................           359,893          226,654

Notes payable, long-term debt and other obligations, less current portion......            48,060          148,349

Noncurrent employee benefits...................................................            14,106           23,264
Deferred income taxes..........................................................           117,230          117,285
Other liabilities..............................................................            88,937           76,628
Minority interests.............................................................            41,745           45,366

Commitments and contingencies..................................................

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.....
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 27,822,779 shares, outstanding 21,989,782...................             2,199            2,199
  Additional paid-in capital...................................................           185,511          196,695
  Deficit......................................................................          (298,793)        (302,155)
  Accumulated other comprehensive income.......................................             3,258            1,379
  Other........................................................................            (3,743)          (3,743)
  Less:  5,832,997 shares of common stock in treasury, at cost.................           (27,473)         (27,473)
                                                                                         --------         --------
      Total stockholders' equity (deficit).....................................          (139,041)        (133,098)
                                                                                          -------          -------

      Total liabilities and stockholders' equity (deficit).....................          $530,930         $504,448
                                                                                         ========         ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         June 30,         December 31,
                                                                                           2000               1999
                                                                                      ---------------- -------------------
ASSETS:

Current assets:
  Cash and cash equivalents.....................................................        $  32,704         $  19,590
  Receivables from clearing brokers.............................................           13,594            10,903
  Investment securities available for sale......................................           36,756            48,722
  Trading securities owned......................................................           13,589            15,707
  Accounts receivable - trade...................................................           20,773            19,658
  Other receivables.............................................................            2,748             1,237
  Inventories...................................................................           55,683            45,205
  Restricted assets.............................................................              787             3,239
  Deferred income taxes.........................................................           59,268            21,374
  Other current assets..........................................................            5,195             2,350
                                                                                        ---------         ---------
      Total current assets......................................................          241,097           187,985

Property, plant and equipment, net..............................................          166,754           154,246
Investment in real estate, net..................................................           54,665            53,353
Long-term investments, net......................................................            7,794             8,731
Investment in joint venture.....................................................           39,630            38,378
Restricted assets...............................................................            4,101             5,195
Deferred income taxes...........................................................            9,216            45,631
Other assets....................................................................            8,025             9,002
                                                                                        ---------         ---------
      Total assets..............................................................         $531,282          $502,521
                                                                                          =======           =======

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt...........................         $160,433         $  41,333
  Margin loan payable...........................................................            5,397               983
  Accounts payable..............................................................           49,129            36,236
  Securities sold, not yet purchased............................................              976             7,625
  Accrued promotional expenses..................................................           24,561            22,473
  Accrued taxes payable.........................................................           50,172            42,408
  Deferred income taxes.........................................................            2,364             2,274
  Accrued interest..............................................................            8,118             8,488
  Prepetition claims and restructuring accruals.................................           11,951            12,279
  Other accrued liabilities.....................................................           44,691            50,254
                                                                                         --------          --------
      Total current liabilities.................................................          357,792           224,353

Notes payable, long-term debt and other obligations, less current portion.......           48,060           148,349

Noncurrent employee benefits....................................................           14,106            23,264
Deferred income taxes...........................................................          117,230           117,285
Other liabilities...............................................................           88,868            76,360
Minority interests..............................................................           41,745            45,366

Commitments and contingencies...................................................

Stockholder's equity (deficit):
  Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding.................................................................
  Additional paid-in capital....................................................          161,770           161,800
  Deficit.......................................................................         (301,547)         (295,635)
  Accumulated other comprehensive income........................................            3,258             1,379
                                                                                        ---------         ---------
      Total stockholder's equity (deficit)......................................         (136,519)         (132,456)
                                                                                        ---------           -------
      Total liabilities and stockholder's equity (deficit)......................        $ 531,282          $502,521
                                                                                        =========           =======

                   The accompanying notes are an integral part of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          Three Months Ended              Six Months Ended
                                                                     ---------------------------    ---------------------------
                                                                       June 30,      June 30,         June 30,      June 30,
                                                                         2000          1999             2000          1999
                                                                     ------------- -------------    ------------- -------------

         Revenues:
           Tobacco* ..............................................   $    187,644    $    109,265    $    334,792    $    217,662
           Broker-dealer transactions ............................         18,300           5,876          48,596           5,876
           Real estate leasing ...................................            820             754           1,591             754
                                                                     ------------    ------------    ------------    ------------
             Total revenues ......................................        206,764         115,895         384,979         224,292

         Expenses:
           Cost of goods sold* ...................................         85,567          40,098         154,142          81,525
           Operating, selling, administrative and general expenses        111,067          62,210         210,812         106,932
           Settlement charges ....................................             65             (11)            102             104
                                                                     ------------    ------------    ------------    ------------
             Operating income ....................................         10,065          13,598          19,923          35,731

         Other income (expenses):
           Interest and dividend income ..........................          1,652             672           3,182             732
           Interest expense ......................................        (11,814)        (12,073)        (23,570)        (27,061)
           Equity in loss of affiliate ...........................         (1,362)         (1,569)         (2,913)         (9,198)
           Recognition of deferred gain on sale of assets ........                                                          7,050
           Foreign currency gain .................................            312             341           1,535           2,611
           Gain (loss) in joint venture ..........................            379            (790)            153            (790)
           Gain on sale of investments, net ......................          1,438             327           6,191             327
           Sale of assets ........................................            150           3,984             150           4,125
           Gain on brand transaction .............................                        294,287                         294,287
           Other, net ............................................            883              64           1,111             310
                                                                     ------------    ------------    ------------    ------------

         Income from continuing operations before provision for
             income taxes and minority interests .................          1,703         298,841           5,762         308,124
           Provision for income taxes ............................            640          81,645           2,314          83,374
           Minority interests ....................................         (1,883)          1,382            (144)          1,382
                                                                     ------------    ------------    ------------    ------------
         Income from continuing operations .......................          2,946         215,814           3,592         223,368

         Gain on disposal of discontinued operations .............                                                          1,249

         Loss on extraordinary items .............................                         (1,056)           (230)         (1,056)
                                                                     ------------    ------------    ------------    ------------
         Net income ..............................................   $      2,946    $    214,758    $      3,362    $    223,561
                                                                     ============    ============    ============    ============

         Per basic common share:
           Income from continuing operations .....................   $       0.13    $       9.81    $       0.16    $      10.16
                                                                     ============    ============    ============    ============
           Gain from discontinued operations .....................                                                   $       0.06
                                                                                                                     ============
           Loss from extraordinary items .........................                   $      (0.05)   $      (0.01)   $      (0.05)
                                                                                     ============    ============    ============
           Net income applicable to common shares ................   $       0.13    $       9.76    $       0.15    $      10.17
                                                                     ============    ============    ============    ============

         Basic weighted average common shares outstanding ........     21,989,782      21,989,782      21,989,782      21,989,782
                                                                     ============    ============    ============    ============

         Per diluted common share:
           Income from continuing operations .....................   $       0.11    $       8.00    $       0.14    $       8.30
                                                                     ============    ============    ============    ============
           Gain from discontinued operations .....................                                                   $       0.05
                                                                                                                     ============
           Loss from extraordinary items .........................                   $      (0.04)   $      (0.01)   $      (0.04)
                                                                                     ============    ============    ============
           Net income applicable to common shares ................   $       0.11    $       7.96    $       0.13    $       8.31
                                                                     ============    ============    ============    ============

         Diluted weighted average common shares outstanding ......     26,331,250      26,961,596      26,281,801      26,906,485
                                                                     ============    ============    ============    ============



--------------

* Tobacco revenues and Cost of goods sold include excise taxes of $32,459, $14,718, $57,161 and $28,756, respectively.


                   The accompanying notes are an integral part of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended              Six Months Ended
                                                                  ------------------------------- ------------------------------
                                                                     June 30,        June 30,       June 30,        June 30,
                                                                       2000            1999           2000            1999
                                                                  --------------- --------------- -------------- ---------------
         Revenues:
           Tobacco* ..............................................    $ 187,644     $ 109,265     $ 334,792     $ 217,662
           Broker dealer transactions ............................       18,300         5,876        48,596         5,876
           Real estate leasing ...................................          820           754         1,591           754
                                                                      ---------     ---------     ---------     ---------
             Total revenues ......................................      206,764       115,895       384,979       224,292

         Expenses:
           Cost of goods sold* ...................................       85,567        40,098       154,142        81,525
           Operating, selling, administrative and general expenses      110,068        62,061       208,479       106,381
           Settlement charges ....................................           65           (11)          102           104
                                                                      ---------     ---------     ---------     ---------
             Operating income ....................................       11,064        13,747        22,256        36,282

         Other income (expenses):
           Interest and dividend income ..........................        1,644           670         3,174           730
           Interest expense ......................................      (11,803)      (13,406)      (23,535)      (29,650)
           Equity in loss of affiliate ...........................       (1,362)       (1,569)       (2,913)       (9,198)
           Recognition of deferred gain on sale of assets ........                                                  8,264
           Foreign currency gain .................................          312           341         1,535         2,611
           Gain (loss) in joint venture ..........................          379          (790)          153          (790)
           Gain on sale of investments, net ......................        1,438           327         6,191           327
           Sale of assets ........................................          150         3,984           150         4,125
           Gain on brand transaction .............................                    294,287                     294,287
           Other, net ............................................        1,046            64         1,029           280
                                                                      ---------     ---------     ---------     ---------

         Income from continuing operations before provision
             for income taxes and minority interests .............        2,868       297,655         8,040       307,268
           Provision for income taxes ............................          640        81,645         2,314        83,374
           Minority interests ....................................       (1,883)        1,382          (144)        1,382
                                                                      ---------     ---------     ---------     ---------

         Income from continuing operations .......................        4,111       214,628         5,870       222,512

         Gain on disposal of discontinued operations .............                                                  1,249

         Loss on extraordinary items .............................                     (1,056)         (230)       (1,056)
                                                                      ---------     ---------     ---------     ---------

         Net income ..............................................    $   4,111     $ 213,572     $   5,640     $ 222,705
                                                                      =========     =========     =========     =========




-----------

* Tobacco revenues and Cost of goods sold include excise taxes of $32,459, $14,718, $57,161 and $28,756, respectively.


                   The accompanying notes are an integral part of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                          Accumulated
                                         Common Stock    Additional                                          Other
                                     -----------------    Paid-in                  Treasury              Comprehensive
                                     Shares     Amount    Capital    Deficit         Stock     Other        Income      Total
                                     ------     ------    -------    -------         -----     -----        ------      -----
Balance, December 31, 1999.......   21,989,782    $2,199   $196,695  $(302,155)   $(27,473)    $(3,743)  $  1,379      $(133,098)

Net income.......................                                        3,362                                             3,362
  Effect of New Valley capital
    transactions.................                               (30)                                        1,879          1,849
                                                                                                                           -----
      Total other comprehensive
        income...................                                                                                          1,849
                                                                                                                           -----
Total comprehensive income.......                                                                                          5,211

Distributions on common
  stock..........................                           (10,869)                                                     (10,869)
Amortization of
  deferred compensation..........                              (285)                                                        (285)
                                    ----------    ------   --------  ---------    --------     -------   --------      ---------
Balance, June 30, 2000...........   21,989,782    $2,199   $185,511  $(298,793)   $(27,473)    $(3,743)  $  3,258      $(139,041)
                                    ==========     =====    =======  =========    ========     =======   ========      =========





                   The accompanying notes are an integral part of the consolidated financial statements.

                           BGLS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                     Accumulated
                                                           Common Stock     Additional                  Other
                                                     --------------------     Paid-in               Comprehensive
                                                     Shares        Amount     Capital    Deficit        Income      Total
                                                     ------        ------     -------    -------        ------      -----
Balance, December 31, 1999.......................      100     $              $161,800    $(295,635)   $  1,379   $(132,456)

Net income.......................................                                             5,640                   5,640
  Other New Valley capital transactions..........                                  (30)                   1,879       1,849
                                                                                                                      -----
      Total other comprehensive income...........                                                                     1,849
                                                                                                                      -----
Total comprehensive income.......................                                                                     7,489

Distributions to parent..........................                                           (11,552)                (11,552)
                                                    ------      ---------      --------   --------- -----------   ---------

Balance, June 30, 2000...........................      100     $              $161,770    $(301,547)   $  3,258   $(136,519)
                                                       ===      =========      =======      =======     =======     =======





                   The accompanying notes are an integral part of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                  ----------------------------------
                                                                                     June 30,          June 30,
                                                                                       2000              1999
                                                                                  ---------------- -----------------

Net cash (used in) provided by operating activities.........................        $   (3,556)       $  12,116
                                                                                     ---------         --------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..........................               162            5,214
  Proceeds from brand transaction...........................................                            145,000
  Sale or maturity of investment securities.................................            29,126              491
  Purchase of investment securities.........................................            (5,732)          (2,529)
  Purchase of long-term investments.........................................            (1,875)
  Sale or liquidation of long-term investments..............................                                217
  Decrease in restricted assets.............................................             3,394
  Payment of prepetition claims.............................................              (327)             (23)
  Investment in joint venture...............................................            (1,266)
  Repurchase by New Valley of common shares.................................              (407)
  Capital expenditures......................................................           (21,429)         (38,202)
                                                                                      --------         --------
Net cash provided by investing activities...................................             1,646          110,168
                                                                                     ---------          -------

Cash flows from financing activities:
  Proceeds from debt........................................................             3,134            4,976
  Repayments of debt........................................................            (6,718)        (142,906)
  Borrowings under revolvers................................................           225,241          163,978
  Repayments on revolvers...................................................          (200,929)        (152,599)
  Effect of New Valley recapitalization.....................................                              9,055
  Increase (decrease) in margin loan payable................................             4,414           (1,147)
  Increase in cash overdraft................................................               693            1,173
  Distributions on common stock.............................................           (10,869)          (3,210)
                                                                                      --------        ---------
Net cash provided by (used in) financing activities.........................            14,966         (120,680)
                                                                                      --------          -------

Effect of exchange rate changes on cash and cash equivalents................              (133)            (632)
Net increase in cash and cash equivalents...................................            12,923              972
Cash and cash equivalents, beginning of period..............................            20,123            7,396
                                                                                      --------        ---------

Cash and cash equivalents, end of period....................................         $  33,046       $    8,368
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

                           BGLS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                              ---------------- -----------------
                                                                                 June 30,          June 30,
                                                                                   2000              1999
                                                                              ---------------- -----------------
         Net cash (used in) provided by operating activities ........            $  (2,025)            $   9,327
                                                                                 ---------             ---------

         Cash flows from investing activities:
           Proceeds from sale of businesses and assets, net .........                  162                 5,214
           Proceeds from brand transaction ..........................                                    145,000
           Sale or maturity of investment securities ................               29,126                   491
           Purchase of investment securities ........................               (5,732)               (2,529)
           Sale or liquidation of long-term investments .............                                        217
           Purchase of long-term investments ........................               (1,875)
           Decrease in restricted assets ............................                3,394
           Payment of prepetition claims ............................                 (327)                  (23)
           Investment in joint venture ..............................               (1,266)
           Repurchase by New Valley of common shares ................                 (407)
           Capital expenditures .....................................              (21,429)              (38,202)
                                                                                 ---------             ---------
         Net cash provided by investing activities ..................                1,646               110,168
                                                                                 ---------             ---------

         Cash flows from financing activities:
           Proceeds from debt .......................................                2,434                 4,500
           Repayments of debt .......................................               (6,675)             (142,858)
           Borrowings under revolvers ...............................              225,241               163,978
           Repayments on revolvers ..................................             (200,929)             (152,599)
           Effect of New Valley recapitalization ....................                                      9,055
           Increase in margin loan payable ..........................                4,414                (1,147)
           Increase in cash overdraft ...............................                  693                 1,180
           Distributions paid to parent .............................              (11,552)
                                                                                 ---------             ---------
         Net cash provided by (used in) financing activities ........               13,626              (117,891)
                                                                                 ---------             ---------

         Effect of exchange rate changes on cash and cash equivalents                 (133)                 (632)
         Net increase in cash and cash equivalents ..................               13,114                   972
         Cash and cash equivalents, beginning of period .............               19,590                 7,396
                                                                                 ---------             ---------
         Cash and cash equivalents, end of period ...................            $  32,704             $   8,368
                                                                                 =========             =========




                   The accompanying notes are an integral part of the consolidated financial statements.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the consolidated financial statements of its wholly-owned subsidiary, BGLS Inc. ("BGLS"). The consolidated financial statements of BGLS include the accounts of Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. (Refer to Note 4.) All significant intercompany balances and transactions have been eliminated.

           Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. (Refer to Note 2.) New Valley is engaged primarily in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc., in the real estate development business in Russia and in investment in Internet-related businesses.

           Effective October 1, 1999, the Company was reorganized into a holding company form of organizational structure. The new corporate structure was implemented by the merger of a wholly-owned indirect subsidiary of the former Brooke Group Ltd., the predecessor of the current Company, with the predecessor, which was the surviving corporation. As a result of this merger, each share of the common stock of the predecessor issued and outstanding or held in its treasury was converted into one share of common stock of the current Company (formerly known as BGL Successor Inc.). The current Company became the holding company for the business and operations previously conducted by the predecessor and its subsidiaries, and the predecessor became an indirect wholly-owned subsidiary of the Company. On the effective date of the merger, the name of the current Company was changed to Brooke Group Ltd. and the name of the predecessor was changed to Brooke Group Holding Inc. ("Brooke Group Holding"). The holding company reorganization had no impact on these consolidated financial statements.

           At the Company's annual meeting held on May 24, 2000, stockholders approved a corporate name change to Vector Group Ltd. The New York Stock Exchange symbol for the Company's common stock was changed from "BGL" to "VGR".

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


           consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

      (b) RISKS AND UNCERTAINTIES:

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

      (d)  RECLASSIFICATIONS:

           Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

      (e)  PROVISION FOR INCOME TAXES:

           The effective tax rate does not bear a customary relationship to pre-tax accounting income principally as a consequence of foreign taxes and the change in the valuation allowance on deferred tax assets.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)

      (f)  EARNINGS PER SHARE:

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

      (g)  OTHER COMPREHENSIVE INCOME (LOSS):

           Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total other comprehensive income was $1,849 for the six months ended June 30, 2000 and $198,775 for the six months ended June 30, 1999.

2.    SALE OF WESTERN TOBACCO INVESTMENTS

      On August 4, 2000, Brooke (Overseas) completed the sale of all of the membership interests of Western Tobacco Investments LLC ("Western Tobacco Investments") to Gallaher Overseas (Holdings) Ltd. ("Gallaher Overseas"). Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, through Western Tobacco Investments.

      The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC ("Western Realty Development"), a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo"), in accordance with the terms of the participating loan. (Refer to Note 5.) Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received approximately $200,000. New Valley received $57,208 in cash proceeds from the sale and Apollo received $68,378 in cash proceeds from the sale. These amounts are subject to adjustment based on final closing expenses. The Company anticipates recording a gain of approximately $159,000(including the Company's share of New Valley's gain), net of income taxes, in connection with the sale in the third quarter of 2000.

      On August 4, 2000, with the proceeds of the sale, BGLS repurchased $24,850 principal amount of its 15.75% Senior Secured Notes (the "Notes"), together with accrued interest of $11,531, for $36,381. On that date, BGLS called the remaining Notes for redemption on September 5, 2000. On the redemption date, all of these Notes will be redeemed for 100% of the principal amount thereof plus accrued interest. BGLS will use approximately $105,000 of the proceeds of the sale to retire the Notes.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      Gallaher Overseas has also agreed to purchase for $1,500 additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. The seller is a subsidiary of Western Realty Repin LLC ("Western Realty Repin").

3.    PHILIP MORRIS BRAND TRANSACTION

      In November 1998, the Company and Liggett granted Philip Morris Incorporated options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett's subsidiary, Eve Holdings Inc. ("Eve").

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

4.    NEW VALLEY CORPORATION

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

      On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 11, 2000, New Valley had repurchased 261,400 shares for approximately $981. At June 30, 2000, the Company owned 55.7% of New Valley's Common Shares.

      BROOKEMIL LTD. In connection with the sale by Brooke (Overseas) of the common shares of BrookeMil Ltd. ("BrookeMil") to New Valley in 1997, a portion of the gain was deferred in recognition of the fact that the Company retained an interest in BrookeMil through its 42% equity ownership of New Valley prior to recapitalization and that a portion of the property

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      sold (the site of the third phase of the Ducat Place real estate project being developed by BrookeMil, which was used by Liggett-Ducat for its cigarette factory operation) was subject to a put option held by New Valley. The option expired when Liggett-Ducat ceased factory operations at the site in March 1999. The Company recognized that portion of the deferred gain, $7,050, in March 1999.

5.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC. In February 1998, New Valley and Apollo organized Western Realty Development to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $72,021, including the investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Development are held equally by Apollo and New Valley. Apollo is entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $41,266 had been funded through June 30, 2000, together with a 15% annual rate of return. New Valley is then entitled to a return of its investment commitment of $23,750, of which $21,266 had been funded through June 30, 2000, together with a 15% annual rate of return. Subsequent distributions are made 70% to New Valley and 30% to Apollo. Western Realty Development is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Development generally require the unanimous consent of the board of managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Development using the equity method of accounting. New Valley recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

      Summarized financial information as of June 30, 2000 and December 31, 1999 and for the six-month periods ended June 30, 2000 and June 30, 1999 for Western Realty Development follows:


                                               JUNE 30, 2000            DECEMBER 31, 1999
                                               -------------            -----------------
Current assets.......................            $    3,336                 $  3,557
Participating loan receivable........                40,725                   37,849
Real estate, net.....................                77,174                   77,988
Furniture and fixtures, net..........                   224                      249
Other noncurrent assets..............                   226                      320
Goodwill, net........................                   549                      722
Notes payable - current..............                 6,968                    6,445
Other current liabilities............                 4,939                    7,067
Notes payable - long-term............                 4,591                    8,211
Other long-term liabilities..........                   799                      752
Members' equity......................               104,937                   98,210

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)



                              Three Months      Three Months       Six Months       Six Months
                                  Ended            Ended             Ended             Ended
                              June 30, 2000    June 30, 1999     June 30, 2000     June 30, 1999
                              -------------    -------------     -------------     -------------
Revenues...............            $2,994           $2,430            $5,384            $5,878
Costs and expenses.....             2,288            2,811             4,458             7,236
Other income...........             1,464             (741)            2,876               261
Income tax provision...                                (16)
Net income (loss)......             2,186           (1,106)            3,802             1,097


      Western Realty Development made a $30,000 participating loan to Western Tobacco Investments, which holds the interests of Brooke (Overseas) in Liggett-Ducat and its new factory. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. Brooke (Overseas) recognized net interest expense of $1,464 and $2,876 for the three and six months ended June 30, 2000, which represented a 15% cumulative adjustment to realizable value on the loan and 30% of any net expense applicable to common interests in Western Tobacco Investments. The loan was classified in other long-term liabilities on the consolidated balance sheet at June 30, 2000. The loan was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000. (Refer to Note 2.)

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil, a wholly-owned subsidiary of New Valley. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 96.8% of one site and 100% of the other site at June 30, 2000. Western Realty Repin has three classes of equity: Class A interests, of which $18,750 were outstanding at June 30, 2000 and are owned by Apollo; Class B interests, of which $6,250 were outstanding at June 30, 2000 and are owned by New Valley; and Class C interests, of which Apollo had subscribed for $9,521 ($7,437 funded) and New Valley had subscribed for $5,712 ($4,463 funded) at June 30, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 in Class A interests, together with a 20% annual rate of return. New Valley will then be entitled to a return of its investment of $6,250 in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin generally require the unanimous consent of the board of managers.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)



      Through June 30, 2000, Western Realty Repin has advanced $36,900 to BrookeMil, of which $26,188 was funded by Apollo under the loan and was classified in other long-term liabilities on the consolidated balance sheet at June 30, 2000. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of June 30, 2000, BrookeMil had invested $33,846 in the Kremlin sites and held $1,430 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures of $22,000 on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site. Based on the distribution terms contained in the Western Realty Repin agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. Because BrookeMil's investment of $35,276 in the Kremlin sites was less than Apollo's preference of $35,688 in Western Realty Repin at June 30, 2000, the Company will recognize future interest costs associated with the participating loan concurrently with future investments by BrookeMil in the Kremlin sites.

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

6.    PRO FORMA RESULTS

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)




                                                   Six Months
                                                     Ended
                                                 June 30, 1999
                                                 -------------

Revenues..................................         $  241,743
                                                   ==========

Operating income..........................         $   15,367
                                                   ==========

Income from continuing operations.........         $    5,734
                                                   ==========

Net income................................         $    6,246
                                                   ==========

Net income per common share:

    Basic.................................              $0.28
                                                         ====
    Diluted...............................              $0.23
                                                         ====


7.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interest. The Company had realized gains on sales of investment securities available for sale of $1,438 and $6,191 for the three and six months ended June 30, 2000.

      The components of investment securities available for sale at June 30, 2000 are as follows:


                                                          Gross         Gross
                                                       Unrealized     Unrealized       Fair
                                             Cost         Gain           Loss          Value
                                             ----      -----------    ----------       -----
Marketable equity securities.........        $29,074      $6,000         $2,149        $32,925
Marketable warrants..................                      3,831                         3,831
                                          -----------      -----      ---------        -------
Investment securities................        $29,074      $9,831         $2,149        $36,756
                                              ======       =====          =====         ======

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


8.    INVENTORIES

      Inventories consist of:

                                                     June 30,      December 31,
                                                       2000            1999
                                                   ------------- ---------------

Leaf tobacco.................................      $16,156            $13,599
Other raw materials..........................        9,048              6,423
Work-in-process..............................        3,016              3,542
Finished goods...............................       26,385             20,662
Replacement parts and supplies...............        6,124              4,795
                                                   -------            -------
Inventories at current cost..................       60,729             49,021
LIFO adjustments.............................       (5,046)            (3,816)
                                                   -------            -------
                                                   $55,683            $45,205
                                                   =======            =======

      At June 30, 2000, the Company had leaf tobacco purchase commitments of approximately $51,134.

9.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                June 30,       December 31,
                                                  2000             1999
                                             --------------- --------------

Land and improvements..................         $    443         $    415
Buildings..............................           53,395           51,773
Machinery and equipment................          138,590          129,693
Construction-in-progress...............           23,455           14,605
                                                --------         --------
                                                 215,883          196,486
Less accumulated depreciation..........          (49,118)         (42,226)
                                                --------         --------
                                                $166,765         $154,260
                                                ========         ========


10.   LONG-TERM INVESTMENTS

      At June 30, 2000, long-term investments were $7,794 and consisted primarily of investments in limited partnerships. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,448 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      Also included in long-term investments are various Internet-related businesses which are carried at $3,659 at June 30, 2000. These investments include a 33.4% interest in AtomicPop LLC, an online music company, and smaller interests in other Internet companies. The Company accounts for its investment in AtomicPop and its investment in one other internet company under the equity method.

11.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                          June 30,       December 31,
                                                                            2000             1999
                                                                      ----------------- ----------------

         BGLS:
         15.75% Series B Senior Secured Notes due 2001,
               net of unamortized discount of $2,777 and $5,468 ..      $  79,793       $  82,602

         Deferred interest on 15.75% Series B Senior Secured
               Notes due 2001 ....................................         22,708          25,435

         New Valley:
         Notes payable ...........................................         19,674          19,813

         Liggett:
         Revolving credit facility ...............................         17,453
         Term loan under credit facility .........................          4,680           5,040
         Notes payable ...........................................          6,070           4,232

         Brooke (Overseas):
         Foreign credit facilities ...............................         37,200          29,470
         Notes payable ...........................................         20,915          23,090

         Other ...................................................            914             214
                                                                        ---------       ---------

         Total notes payable, long-term debt and other obligations        209,407         189,896
         Less:
               Current maturities ................................       (161,347)        (41,547)
                                                                        ---------       ---------
         Amount due after one year ...............................      $  48,060       $ 148,349
                                                                        =========       =========


      15.75% SERIES B SENIOR SECURED NOTES DUE 2001 - BGLS:

      During 1999, BGLS repurchased $144,794 principal amount of its Notes, together with accrued interest thereon. The purchases were funded primarily with proceeds from the Philip Morris brand transaction which closed on May 24, 1999. In January 2000, BGLS repurchased an additional $5,500 principal amount of the Notes, together with accrued interest thereon. At June 30, 2000, the principal amount of Notes outstanding was $82,570, and $50,100 principal amount of the Notes were held by the holders who had agreed to defer payment of interest as discussed below.

      On March 2, 1998, the Company entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together the "Apollo Holders"), who held approximately 41.8% of the $232,864 principal amount of the Notes then outstanding. The Apollo Holders (and any transferees) agreed to defer the payment of interest on

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      the Notes held by them, commencing with the interest payment that was due July 31, 1997, which they had previously agreed to defer, through the interest payment due July 31, 2000. The deferred interest payments were payable at final maturity of the Notes on January 31, 2001 or upon an event of default under the Indenture for the Notes. Interest on all of the Notes for the six-month period ended January 31, 2000 was paid in cash.

      In connection with the sale of Western Tobacco Investments on August 4, 2000, BGLS repurchased a portion of the Notes and called the remaining Notes for redemption on September 5, 2000. (Refer to Note 2.)

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $35,000 credit facility, under which $17,453 was outstanding at June 30, 2000. Availability under the credit facility was approximately $10,861 based on eligible collateral at June 30, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 10.5% at June 30, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2000, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $18,112 and net working capital was $28,263, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett plans to complete the relocation of its manufacturing operations to this facility by October 2000.

      EQUIPMENT LOANS - LIGGETT:

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. In March 2000, Liggett purchased equipment for $1,000

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      NOTES PAYABLE - NEW VALLEY:

      During the third quarter 1999, New Valley refinanced its notes payable on its two remaining shopping centers in Florida and West Virginia for $19,674 in the aggregate. Interest rates range from 7.5% to 9.03% per annum. The four notes are due between 2002 and 2024.

      FOREIGN CREDIT FACILITIES - LIGGETT-DUCAT:

      At June 30, 2000, Liggett-Ducat had various credit facilities with Russian banks under which $37,200 was outstanding. The facilities are denominated in dollars, bear interest at rates of 13% to 20% per annum and expire within the next twelve months. The facilities are collateralized by the new factory building, factory equipment and tobacco inventory.

      NOTES PAYABLE - WESTERN TOBACCO INVESTMENTS:

      Western Tobacco Investments has entered into several contracts for the purchase of cigarette manufacturing equipment. Approximately 85% of the amount of the contracts were financed with promissory notes generally payable over a period of five years. The outstanding balance on these notes, which are denominated in various European currencies, was $15,892 at June 30, 2000. Other short-term notes for purchases of equipment were approximately $5,023. The terms of these notes ranged from four to twelve months and carried interest rates of up to 16%. A promissory note issued by Brooke (Overseas) for approximately $1,290 covering deposits for equipment purchased for the new factory was paid in full on March 31, 2000.

      In connection with the sale of Western Tobacco Investments on August 4, 2000, all of the credit facilities, notes payable and other obligations of Western Tobacco Investments and Liggett-Ducat were assumed by the purchaser.

12.   1999 LONG-TERM INCENTIVE PLAN

      On November 4, 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "1999 Plan") which was approved by the stockholders of the Company at the 2000 annual meeting. The 1999 Plan authorizes the granting of up to 5,000,000 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

13.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the six months ended June 30, 2000, Liggett incurred counsel fees and costs totaling approximately $4,133 compared to $3,001 for the comparable prior year period.

      INDIVIDUAL ACTIONS. As of June 30, 2000, there were approximately 330 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 85 were pending in Florida, 94 in New York, 40 in Massachusetts, 17 in Texas and 32 in California. The balance of the individual cases were pending in 29 states. There are five individual cases pending where Liggett is the only named defendant.

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

      CLASS ACTIONS. As of June 30, 2000, there were approximately 60 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

      The extent of the impact of the CASTANO decision on smoking-related class action litigation is still uncertain. The CASTANO decision has had a limited effect with respect to courts' decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, a court in Louisiana (Liggett is not a defendant in this proceeding) has certified "addiction-as-injury" class actions that covered only citizens in those states. Two other class actions, BROIN and ENGLE, were certified in state court in Florida prior to the Fifth Circuit's decision.

      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. On April 7, 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. On July 14, 2000, the jury awarded approximately $145,000,000 in the punitive

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)



      damages portion of Phase II against all defendants including $790,000 against Liggett. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

      On July 14, 2000, the Southeastern Iron Workers Union filed a motion to intervene in the ENGLE case, seeking to protect its members' subrogation rights under the federal Employment Retirement Income and Security Act. Based on the federal question raised in that motion, defendants removed the case to federal court in Miami on July 24, 2000. The removal stays all state court proceedings unless and until the federal court decides to return the case to the state court.

      Now that the jury has awarded punitive damages, it is unclear how the state court's order in ENGLE will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. Recently, legislation has been enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. Similar legislation has been enacted in Georgia, Kentucky, North Carolina and Virginia.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE). A number of class certification denials are on appeal.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in each of the states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants.

      In February 2000, Liggett and plaintiffs sent correspondence to the court, in SIMON V. PHILIP MORRIS ET AL., a putative nationwide smokers class action, indicating that Liggett and the plaintiffs are engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      GOVERNMENTAL ACTIONS. As of June 30, 2000, there were approximately 25 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of June 30, 2000, there were approximately 70 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Five United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. The trial court has heard oral argument on the motion but has not issued a ruling to date.

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

      The MSA has been initially approved by trial courts in all Settling States. The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained in 50 jurisdictions. If final judicial approval is not obtained in a jurisdiction by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the MSA will be terminated with respect to such jurisdiction.

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

      TRIALS. In addition to the ENGLE case, cases currently scheduled for trial in 2000 include Third-Party Payor Actions brought by several Blue Cross/Blue Shield plans and an asbestos company trust in federal court in New York (October). One action with five individuals, GLUSSI, is scheduled to be tried in state court in New York in September and an action with two individuals is scheduled for trial in West Virginia in October. A motion to certify the West Virginia case as a class action remains pending. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.66 per pack in a given locality in the United States. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers, and the Clinton Administration's fiscal year 2001 budget proposal included an additional increase of $.25 per pack in the federal excise tax, as well as a contingent special assessment related to youth smoking rates. Increases in other cigarette-related taxes have been proposed at the state and local level.

      In June 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until July 1, 2002 to issue final regulations. Six months from the issuance of the standards, but no later than January 1, 2003, all cigarettes offered for sale in New York state will be required to be manufactured to those standards.

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

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

      On October 18, 1999, an action was commenced against a subsidiary of Brooke Group Holding in the Supreme Court of the State of New York, County of New York. The complaint alleges that under the terms of a 1993 Put Agreement, Brooke Group Holding's subsidiary was obligated to purchase certain shares of plaintiff's stock for $7,500. In addition, the complaint seeks prejudgment interest in the amount of approximately $4,000. Brooke Group Holding believes, and has been so advised by counsel, that it has a number of valid defenses to this matter. Both parties recently moved for summary judgment.

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)


      As of June 30, 2000, New Valley had $11,951 of prepetition bankruptcy-related claims and restructuring accruals. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

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

                                VECTOR GROUP LTD.
                                    BGLS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (Continued)
                                   (UNAUDITED)



14.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three and six months ended June 30, 2000 and 1999 follows:

                                              United
                                              States     Russian     Broker-        Real      Corporate
                                             Tobacco     Tobacco      Dealer       Estate     and Other      Total
                                             -------     -------     -------     ---------    ---------      -----
         THREE MONTHS ENDED JUNE 30, 2000:

         Revenues ........................   $138,560   $  49,084    $ 18,300    $     820    $       0    $206,764
         Operating income ................     15,636       1,287         163       (2,113)      (4,908)     10,065
         Depreciation and amortization ...      1,008       2,619         217          383            8       4,235

         THREE MONTHS ENDED JUNE 30, 1999:

         Revenues ........................   $ 93,926   $  15,339    $  5,876    $     754    $       0    $115,895
         Operating income (loss) .........     16,146        (807)       (107)        (371)      (1,263)     13,598
         Depreciation and amortization ...        965         429          80          168          103       1,745


         SIX MONTHS ENDED JUNE 30, 2000:

         Revenues ........................   $245,462   $  89,330    $ 48,596    $   1,591    $       0    $384,979
         Operating income (loss) .........     24,690       1,643       5,046       (4,096)      (7,360)     19,923
         Identifiable assets .............    119,699     170,060      44,573       58,493      138,105     530,930
         Depreciation and amortization ...      2,006       4,641         437          532           17       7,633
         Capital expenditures ............      8,790      10,505         289        1,845                   21,429

         SIX MONTHS ENDED JUNE 30, 1999:

         Revenues ........................   $179,973   $  37,689    $  5,876    $     754    $       0    $224,292
         Operating income (loss) .........     36,215         568        (107)        (371)        (574)     35,731
         Identifiable assets .............    102,650     133,130      44,390      100,360      170,002     550,532
         Depreciation and amortization ...      1,820       1,182          80          168          151       3,401
         Capital expenditures ............      6,972      30,565                      338          327      38,202


-----------

* Broker-Dealer, Real Estate and New Valley's portion of Corporate and Other are included for the month ended June 30, 1999 when New Valley became a consolidated subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Vector Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company and BGLS Inc. ("BGLS") included elsewhere in this document. BGLS is a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of BGLS, Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. New Valley's stock repurchase program, which began in late 1999, increased the Company's interest to 55.7% at June 30, 2000.

         The Company is a holding company for a number of businesses which it holds through its wholly-owned subsidiary BGLS. Accordingly, a separate Management's Discussion and Analysis of Financial Condition and Results of Operations for BGLS is not presented herein as it would not differ materially from the discussion of the Company's consolidated results of operations, capital resources and liquidity. The Company is principally engaged in the manufacture and sale of cigarettes in the United States through its subsidiary Liggett and in the investment banking and brokerage business in the United States, real estate operations in Russia and investment in Internet-related businesses through its majority-owned subsidiary New Valley. Prior to the sale of Western Tobacco Investments on August 4, 2000, the Company was engaged in the manufacture and sale of cigarettes in Russia through Liggett-Ducat.

         At the Company's annual meeting held on May 24, 2000, stockholders approved a corporate name change to Vector Group Ltd. The New York Stock Exchange symbol for the Company's common stock was changed from "BGL" to "VGR".

RECENT DEVELOPMENTS

        SALE OF WESTERN TOBACCO INVESTMENTS. On June 14, 2000, Brooke (Overseas) entered into a definitive agreement to sell all of the membership interests of Western Tobacco Investments to a subsidiary of Gallaher Group Plc for $400,000 in cash and the assumption of debt and capital commitments. Brooke (Overseas) completed the sale on August 4, 2000. Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, through Western Tobacco Investments. Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received approximately $200,000 and New Valley received $57,208, in accordance with the terms of the participating loan. These amounts are subject to adjustment based on final closing expenses. The Company anticipates recording a gain of approximately $159,000(including the Company's share of New Valley's gain), net of income taxes, in connection with the transaction in the third quarter of 2000.

         On August 4, 2000, with the proceeds of the sale, BGLS repurchased a portion of its Notes and called the remaining Notes for redemption on September 5, 2000. BGLS will use approximately $105,000 of the proceeds of the sale to retire the Notes.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2000, there were approximately 330 individual suits, 60 purported class actions and 95 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. Additionally, approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such smoking-related litigation. See Part II, Item 1, "Legal Proceedings" and Note 13 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

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

RESULTS OF OPERATIONS

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                          -------------------          -------------------
                                          2000           1999          2000           1999
                                          ----           ----          ----           ----
REVENUES:
   Liggett......................         $138,560      $  93,926      $245,462       $179,973
   Liggett-Ducat................           49,084         15,339        89,330         37,689
                                         --------       --------      --------       --------
      Total tobacco.............          187,644        109,265       334,792        217,662

*Broker-dealer..................           18,300          5,876        48,596          5,876
*Real estate....................              820            754         1,591            754
                                       ----------     ----------     ---------     ----------
      Total revenues............          206,764        115,895       384,979        224,292

OPERATING INCOME:
   Liggett......................           15,636         16,146        24,690         36,215
   Liggett-Ducat................            1,287           (807)        1,643            568
                                        ---------     ----------     ---------     ----------
      Total tobacco.............           16,923         15,339        26,333         36,783

*Broker-dealer..................              163           (107)        5,046           (107)
*Real estate....................           (2,113)          (371)       (4,096)          (371)
  Corporate and other...........           (4,908)        (1,263)       (7,360)          (574)
                                        ---------      ---------     ---------     ----------
      Total operating income....        $  10,065      $  13,598     $  19,923      $  35,731
                                         ========       ========      ========       ========


--------
* New Valley became a consolidated subsidiary on June 1, 1999. Accordingly, results of operations for New Valley are included for the one month ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues were $206,764 for the three months ended June 30, 2000 compared to $115,895 for the three months ended June 30, 1999. This 78.4% increase in revenues was due to a $44,634 or 47.5% increase in revenues at Liggett, an increase of $33,745 or 220.0% in revenues at Liggett-Ducat and the addition of three months' revenues from New Valley of $19,120 compared to one month's revenue of $6,630 in the prior year.

         TOBACCO REVENUES. In August 1999, the major cigarette manufacturers, including Liggett, announced a list price increase of $1.50 per carton. In January 2000, an additional list price increase of $1.30 per carton was announced. Effective July 31, 2000, a further increase of $0.60 per carton was announced.

         Total tobacco revenues were $187,644 for the three months ended June 30, 2000 compared to $109,265 for the three months ended June 30, 1999. This 71.7% increase in revenues was due to an increase in tobacco revenues at Liggett and at Liggett-Ducat discussed above. Revenues at Liggett increased for both the premium and discount segments due to price increases of $24,140 and a 37.5% increase in unit sales volume (approximately 436.0 million units), accounting for $35,236 in volume variance, partially offset by an unfavorable sales mix of $14,742.

         Premium sales at Liggett for the second quarter of 2000 amounted to $14,839 and represented 10.7% of Liggett's total sales, compared to $23,297 and 24.8% of total sales in the second quarter of 1999. In the premium segment, revenues declined by 36.3% ($8,458) for the three months ended June 30, 2000, compared to the prior year period, due to the contribution of three of Liggett's premium brands, LARK, CHESTERFIELD and L & M, in the Philip Morris brand transaction which closed on May 24, 1999. The contribution of the brands accounted for an unfavorable volume variance in the second quarter of 2000 of

$10,114, reflecting a 43.4% decline in unit sales volume (approximately 105.1 million units). This was partially offset by price increases of $1,656. As adjusted for the contribution of the three brands in the Philip Morris brand transaction, Liggett's premium segment declined from the prior year period by 6.4% (approximately 9.4 million units).

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended June 30, 2000 amounted to $123,721 and represented 89.3% of Liggett's total sales, compared to $70,629 and 75.2% of total sales for the three months ended June 30, 1999. In the discount segment, revenues grew by 75.2% ($53,092) for the three months ended June 30, 2000 compared to the prior year period, due to price increases of $22,484, along with a 58.8% increase in unit sales volume (approximately 541.1 million units), accounting for $41,536 in volume variance, partially offset by an unfavorable product mix among the discount brand categories of $10,928.

         For the three months ended June 30, 2000, fixed manufacturing costs at Liggett on a basis comparable to 1999 were $141 higher than in the same period in 1999, although costs per thousand units of $1.63 per thousand declined 21.6% ($0.45) from $2.08 in the prior period, due to the 35.3% increase in production volume.

         Net tobacco revenues at Liggett-Ducat for the three months ended June 30, 2000 increased 220% over the same period in 1999 due to a 215% increase in unit sales volume of $33,034 (approximately 8,302 million units) and a favorable product mix of $5,469 (36%) offset by an approximate 30% decrease in prices of $4,758.

         TOBACCO GROSS PROFIT. Tobacco consolidated gross profit was $101,927 for the three months ended June 30, 2000 compared to $69,167 for the three months ended June 30, 1999, an increase of $32,760 or 47.4% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $28,308 and at Liggett-Ducat of $4,452 for the three months ended June 30, 2000 compared to the same period in the prior year. For the three months ended June 30, 2000, Liggett's premium brands contributed 10.5% and discount brands contributed 82.5% to the Company's gross tobacco profit. Liggett-Ducat contributed 7.0%. Over the same period in 1999, Liggett's premium brands contributed 24.8%, Liggett's discount brands contributed 71.5% and Liggett-Ducat contributed 3.7% to the Company's gross profit.

         Gross profit at Liggett of $94,770 for the three months ended June 30, 2000 increased $28,308 from gross profit of $66,462 for the second quarter of 1999, due primarily to the price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 84.6% for the three months ended June 30, 2000 compared to 82.7% for the same period in 1999, with gross profit for the premium segment at 85.8% in the 2000 period compared to 84.0% in the 1999 period. Gross profit for the discount segment was 84.4% for the three months ended June 30, 2000 and 82.3% for the three months ended June 30, 1999. This increase is primarily the result of the August 1999 and January 2000 list price increases.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased 1.3% to 16.6% for the three months ended June 30, 2000 compared to 17.9% in the same period in 1999, primarily due to lower prices offset in part by higher sales volumes.

         BROKER-DEALER AND REAL ESTATE REVENUES. For the three months ended June 30, 2000, Ladenburg's revenues were $18,300 and real estate revenues were $820 compared to revenues of $5,826 at Ladenburg and $754 in real estate for one month in the prior year period.

         EXPENSES. Operating, selling, general and administrative expenses were $111,067 for the three months ended June 30, 2000 compared to $62,210 for the same period last year, an increase of $48,857 primarily due to increased expenses at Liggett of $30,330, increased expenses at Liggett-Ducat of $2,402 and an increase of $17,262 caused by consolidation of New Valley for the full three-month period compared to one month in the period ended June 30, 1999. The increase was partially offset by lower corporate expense due to a reduction in the Company's obligation under non-current employee benefits. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs, factory relocation costs and increased administrative expenses. At Liggett-Ducat, depreciation expense increased over the prior year period due to the opening of the new factory in June 1999, and marketing and advertising expense increased due primarily to the introduction of western-style cigarettes.

         OTHER INCOME (EXPENSES). For the three months ended June 30, 2000, other expense was $8,362 compared to income of $285,243 for the period ended June 30, 1999 in which Liggett recognized a gain of $294,287 in connection with the closing of the Philip Morris brand transaction.

         Interest expense was $11,814 for the three months ended June 30, 2000 compared to $12,073 for the same period last year. This decrease of $259 was due to a savings at corporate because of the purchase by BGLS of $150,294 principal amount of its Notes beginning in May 1999. This was offset by the addition of $1,984 in interest expense of New Valley and higher interest expense at Western Tobacco Investments primarily due to non-cash interest expense under the participating loan agreement.

         New Valley contributed gains on sale of investment securities of $1,438 and interest and dividend income of $1,620 offset by a loss in equity of its affiliate of $1,362.

         For the three months ended June 30, 1999, equity in earnings of affiliate was a loss of $1,569 and related to New Valley's net loss applicable to common shares. This loss in the 1999 period was offset by the gain on the Philip Morris brand transaction.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the three months ended June 30, 2000 was $2,946 compared to income of $215,814 for the three months ended June 30, 1999. Income tax expense for the second quarter of 2000 was $640 compared to $81,645 for the for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues were $384,979 for the six months ended June 30, 2000 compared to $224,292 for the six months ended June 30, 1999. This 71.6% increase in revenues was due to a $65,489 or 36.4% increase in revenues at Liggett, a $51,641 increase at Liggett-Ducat and an increase of $43,557 in revenues from New Valley.

         TOBACCO REVENUES. Tobacco revenues at Liggett increased for both the premium and discount segments due to price increases of $42,594 discussed above and a 26.2% ($47,123) gain in unit sales volume (approximately 585.1 million units) offset by $24,228 in unfavorable sales mix. The increase in tobacco revenues of $51,641 or 137% at Liggett-Ducat was attributable to increased volume (151%) at the new factory of $57,081 and a favorable product mix of $7,571 (20%) offset by a 34% price decline ($13,011) compared to the prior year period. Liggett-Ducat's sales volume during the 1999 period was adversely affected by the move to the new factory and price declines in Russia, following the continued decline in the value of the ruble.

         Premium sales at Liggett for the six months ended June 30, 2000 amounted to $30,531 and represented 12.4% of total Liggett sales, compared to $48,663 and 27.0% of total sales for the same period in 1999. In the premium segment, revenues declined by 37.3% ($18,132) over the six months ended June 30, 2000, compared to the same period in 1999, due to an unfavorable volume variance of $21,824, reflecting a 44.8% decline in unit sales volume (approximately 0.9 million units), which was partially offset by price increases of $3,692.

         Liggett's discount sales over the six-month period in 2000 amounted to $214,931 and represented 87.6% of total Liggett sales, compared to $131,310 and 73.0% of total Liggett sales for the same period in 1999. In the discount segment, revenues grew by 63.7% ($83,621) over the six months ended June 30, 2000 compared to the same period in 1999, due to price increases of $38,902, and a 47.3% gain in unit sales volume (approximately 814.5 million units) accounting for $62,069 in volume variance, partially offset by an unfavorable product mix of $17,350. For the six months ended June 30, 2000, fixed manufacturing costs on a basis comparable to the same period in 1999 were $93 higher, although costs per thousand units of $1.47 declined by $0.32 (17.9%) from the previous period's $1.79, concurrent with a 24.0% increase in production volume due to the impact of higher volumes on fixed costs.

         TOBACCO GROSS PROFIT. Gross profit was $180,350 for the six months ended June 30, 2000 compared to $135,837 for the six months ended June 30, 1999, an increase of $44,513 or 32.8% when compared to the same period last year, due primarily to price increases at Liggett offset by the price declines at Liggett-Ducat discussed above. Liggett's premium brands contributed 12.2% to the Company's gross profit, the discount segment contributed 81.0% and Liggett-Ducat contributed 6.8% for the six months ended June 30, 2000. Over the same period in 1999, Liggett's premium brands contributed 26.8%, the discount segment contributed 68.4% and Liggett-Ducat contributed 4.8%.

         Liggett's gross profit of $168,029 for the six months ended June 30, 2000 increased $38,685 from gross profit of $129,344 for the same period in 1999, due primarily to the price increases discussed above. In the first six months of 2000, Liggett's premium brands contributed 13.1% and Liggett's discount brands contributed 86.9% to Liggett's overall gross profit. Over the same period in 1999, Liggett's premium brands contributed 28.1% and Liggett's discount brands contributed 71.9% to Liggett's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 84.5% for the six months ended June 30, 2000 compared to 84.1% for the same period in 1999, with gross profit for the premium segment at 85.8% and 85.3% in the six months ended June 30 of 2000 and 1999, respectively, and gross profit for the discount segment at 84.3% and 83.6% in 2000 and 1999, respectively. This increase is primarily the result of the August 1999 and January 2000 list price increases.

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased to 15.7% for the six months ended June 30, 2000 compared to 18.5% in the same period in 1999, due to decreased selling prices.

         BROKER-DEALER AND REAL ESTATE REVENUES. New Valley's broker-dealer revenues were $48,596 and real estate revenues were $1,591 for the month ended June 30, 2000. This compares to one month of revenues in the 1999 period of $5,876 at Ladenburg and $754 at the real estate division.

         EXPENSES. Operating, selling, general and administrative expenses were $210,812 for the six months ended June 30, 2000 compared to $106,932 for the prior year period. The increase of $103,880 is due primarily to a $52,288 increase at Liggett, a $4,562 increase at Liggett-Ducat and additional expenses of $47,864 as a result of the consolidation of New Valley. The increase was partially offset by lower corporate expense due to a reduction in the Company's obligation under non-current employee benefits. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs, factory relocation costs and increased administrative expenses.

        OTHER INCOME (EXPENSES). Other expense was $14,161 for the six months ended June 30, 2000 compared to other income of $272,393 for the six months ended June 30, 1999. For the six months ended June 30, 1999, Liggett recognized a gain of $294,287 in connection with the closing of the Philip Morris brand transaction. In addition, New Valley recognized a gain of $3,801 on the sale of substantially all of Thinking Machines' assets. During the first six months of 1999, the Company also recognized a deferred gain of $7,050 relating to a put obligation on the site of the old cigarette factory in connection with the sale of the BrookeMil Ltd. common shares in 1997.

        Interest expense was $23,570 for the six months ended June 30, 2000 compared to $27,061 for the same period in the prior year. The decrease of $3,491 is largely due to the repurchase of a portion of the BGLS Notes. This was offset by additional interest expense at Liggett-Ducat of $4,571 and additional interest at New Valley of $3,366.

         Equity in earnings of affiliate was a loss of $2,913 for the six months ended June 30, 2000 at New Valley compared to a loss of $9,198 for the six months ended June 30, 1999 which relates to New Valley's net loss applicable to common shares.

         Income tax expense for the six months ended June 30, 2000 was $2,314 compared to $83,374 for the six months ended June 30, 1999.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $12,923 for the six months ended June 30, 2000 and increased $972 for the six months ended June 30, 1999. Net cash used in operations for the six months ended June 30, 2000 was $3,556 compared to net cash provided by operations of $12,116 for the comparable period of 1999. The decrease in net cash from operating activities of $15,672 was primarily due to a decrease in operating income at Liggett over the prior year, an increase in inventories at Liggett and Liggett-Ducat and a gain on the sale of securities at New Valley offset by a reduction in debt service, resulting primarily from the Company's repurchase of $150,294 of the BGLS Notes.

         Cash provided by investing activities of $1,646 compares to cash provided of $110,168 for the periods ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, the majority of the proceeds were attributable to the sale or maturity of long-term investments of $29,126. This was offset primarily by capital expenditures at Liggett and Liggett-Ducat and the purchase of investment securities. For the six months ended June 30, 1999, the majority of the proceeds were from the closing of the Philip Morris brand transaction in May 1999. In the 1999 period, these proceeds were partially offset by capital expenditures for machinery and equipment at Liggett of $6,972 and equipment and construction costs for the new factory of $30,565 at Liggett-Ducat. Other payments made principally pertained to broker-dealer transactions and real estate at New Valley.

         Cash provided by financing activities was $14,966 for the six months ended June 30, 2000 as compared with cash used of $120,680 for the six months ended June 30, 1999. Cash was provided primarily by net borrowings under the revolving credit facilities of $24,312 and an increase in the margin loan payable of $4,414. Cash provided was offset by net repayments of debt of $3,584 and distributions on common stock of $10,869. Cash was used in the 1999 period to retire a portion of the BGLS Notes for $142,584. Cash was also used in 1999 to decrease the margin loan at New Valley and for distributions on the Company's common stock. Net borrowings under the revolving credit facilities were $11,379, of which $420 is attributable to Liggett and $10,959 is attributable to Liggett-Ducat. Proceeds included $4,976 of equipment financing and the effect of the New Valley recapitalization.

         LIGGETT. Liggett has a $35,000 credit facility under which $17,453 was outstanding at June 30, 2000. Availability under the credit facility was approximately $10,861 based on eligible collateral at June 30, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 10.5% at June 30, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2000, Liggett was in compliance with all covenants under the facility; Liggett's adjusted net worth was $18,112 and net working capital was $28,263, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett plans to complete the relocation of its manufacturing operations to this facility by October 2000.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett (and, in certain cases, Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. The Company believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. (See Note 13 to the Company's Consolidated Financial Statements.)

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

         Liggett-Ducat completed construction of a new cigarette factory on the outskirts of Moscow which became operational in June 1999. The new factory, which utilizes Western cigarette making technology and has a capacity in excess of 40 billion units per year, produces American and international blend cigarettes, as well as traditional Russian cigarettes. Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments, which held the 99.9% equity interest of Brooke (Overseas) in Liggett-Ducat and the new factory. In addition, Western Tobacco Investments entered into note agreements for equipment purchases which have a liability of approximately $20,915 at June 30, 2000. The remaining costs for construction and equipment for the new factory and working capital requirements were financed by loans and credit facilities from Russian banks.

         On August 4, 2000, Brooke (Overseas) completed the sale of Western Tobacco Investments to a subsidiary of Gallaher Group Plc. (See Recent Developments.) In connection with the sale, all of the credit facilities, notes payable and other obligations of Western Tobacco Investments and Liggett-Ducat were assumed by the purchaser.

         BGLS. At June 30, 2000, BGLS had outstanding $82,570 principal amount of the BGLS Notes which mature on January 31, 2001. Of this amount, $50,100 of the Notes carry deferred interest. On March 2, 1998, BGLS entered into a standstill agreement with the holders of $97,239 principal amount of its notes, who were affiliated with Apollo, under which the Apollo holders (and any transferees) agreed to the deferral of interest payments, commencing with the interest payment due July 31, 1997 through the interest payment due July 31, 2000. BGLS had a total of $22,708 of deferred interest outstanding as of June 30, 2000. Interest on all of the Notes for the six month period ended July 31, 2000 was paid in cash.

         On August 4, 2000, with the proceeds of the Western Tobacco Investments sale, BGLS repurchased $24,850 principal amount of its Notes, together with accrued interest of $11,531, for $36,381. On that date, BGLS called the remaining Notes for redemption on September 5, 2000. On the redemption date, all of these Notes will be redeemed for 100% of the principal amount thereof plus accrued interest. BGLS will use approximately $105,000 of the proceeds of the sale to retire the Notes.

         THE COMPANY. After giving effect to the retirement of the BGLS Notes and the assumption of the Western Tobacco Investments and Liggett-Ducat debt, the Company has aggregate required principal payments of approximately $10,800 due within the next twelve months. The Company believes that it will continue to meet its liquidity requirements through 2000. Corporate expenditures (exclusive of Liggett and New Valley) over the next twelve months for current operations include dividends on the Company's shares (currently at an annual rate of approximately $6,300) and corporate expenses. The Company anticipates funding its expenditures for current operations with the proceeds from the Western Tobacco Investments sale, public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

MARKET RISK

         Vector is exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. The Company seeks to minimize these risks through its regular operating and financing activities and its long-term investment strategy.

         FOREIGN MARKET RISK

         EUROPE. Vector has foreign currency exchange risk relating to its outstanding obligations under foreign currency denominated construction and equipment contracts with various European companies where costs are affected by fluctuations in the United States dollar as compared to certain European currencies. Management believes that currencies in which it presently has such exposure are relatively stable.

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

         The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond Vector's control. Vector's Russian operations may be significantly affected by these factors for the foreseeable future.

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

         EQUITY PRICE RISK. Ladenburg maintained inventories of trading securities at June 30, 2000 with fair values of $13,589 in long positions and $976 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at June 30, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of Vector.

         New Valley held investment securities available for sale totaling $36,756 at June 30, 2000. Approximately 32% of these securities represent an investment in Nabisco Group Holdings Corp., which is a defendant in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings could have a significant effect on the value of New Valley's investment.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. Vector has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with the Company's fourth quarter of 2000. Based on the Company's current analysis, SAB 101 will not have an impact on the financial results of the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the SEC and in its reports to stockholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-K for the year ended December 31, 1999 filed with the SEC important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

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

                                     PART II

                                OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Reference is made to Note 13, incorporated herein by reference, to the Consolidated Financial Statements of Vector Group Ltd. and BGLS Inc. included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holdings, BGLS, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding, BGLS and/or Liggett are party. A copy of Exhibit
              99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended June 30, 2000.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the second quarter of 2000, the Company submitted the following matters to a vote of stockholders at its Annual Meeting of Stockholders held on May 24, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

              The matters voted upon at the Annual Meeting were (i) the election of four directors, (ii) approval of the Brooke Group Ltd. 1999 Long-Term Incentive Plan and (iii) approval of an amendment to the certificate of incorporation to change the corporate name to Vector Group Ltd., and the following is a tabulation of the results:

              Total shares of common stock outstanding as of April 17, 2000 (the record date) - 21,989,782

              Total shares of common stock voted in person or by proxy - 20,537,713

                             Election of Directors:

                                                               FOR                    WITHHOLD
                                                               ---                    --------

                    Robert J. Eide                         20,266,990                 270,723
                    Bennett S. LeBow                       20,266,733                 270,980
                    Jeffrey S. Podell                      20,266,990                 270,723
                    Jean E. Sharpe                         20,266,990                 270,723



                           Approval of Incentive Plan:

                                                                                                BROKER
                             FOR                 AGAINST               ABSTAIN                NON-VOTES
                             ---                 -------               -------                ---------
                         13,396,328             1,569,155               64,867                5,507,363


                            Approval of Name Change:

                                 FOR                         AGAINST                  ABSTAIN
                                 ---                         -------                  -------
                              20,426,663                     55,760                    55,289



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    (a)    EXHIBITS

              *3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's Form 8-K dated May 24, 2000).

               3.2      By-Laws of the Company.

              *10.1 Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) Ltd. (incorporated by reference to
                        Exhibit 10.1 in the Company's Form 8-K dated June 14,
                        2000).

              *10.2 Guaranty, dated as of June 14, 2000, by Vector Group Ltd. in favor of Gallaher Overseas (Holdings) Ltd. (incorporated by reference to Exhibit 10.2 in the Company's Form 8-K dated June 14, 2000).

               27.1 Vector Group Ltd.'s Financial Data Schedule (for SEC use only).

               27.2     BGLS Inc.'s Financial Data Schedule (for SEC use only).

               99.1     Material Legal Proceedings.

               99.2 Liggett Group Inc.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 2000 and 1999.

              *99.3 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended June 30, 2000 and 1999 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Commission File No. 1-2493).

               99.4 Brooke (Overseas) Ltd.'s Interim Consolidated Financial Statements for the quarterly periods ended June 30, 2000 and 1999.


----------
*   Incorporated by reference

         (b) REPORTS ON FORM 8-K

         The Company filed the following Reports on Form 8-K during the second quarter of 2000:

                                                                  FINANCIAL
               DATE                      ITEMS                    STATEMENTS
               ----                      -----                    ----------

           April 3, 2000                   7                         None

           May 24, 2000                   5, 7                       None

           June 14, 2000                  5, 7                       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VECTOR GROUP LTD.

                                         (REGISTRANT)

                                         By: /s/ Joselynn D. Van Siclen
                                            -------------------------------
                                         Joselynn D. Van Siclen
                                         Vice President and Chief

                                             Financial Officer

Date:  August 14, 2000

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

Date:  August 14, 2000