Form 10-Q
period 2000-09-30
VECTOR GROUP LTD; BGLS INC
filed 2000-11-14
CIK 59440, 927388

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 2000


                                VECTOR GROUP LTD.
             (Exact name of registrant as specified in its charter)


          DELAWARE                        1-5759                  65-0949535
          --------                        ------                  ----------
(State or other jurisdiction of   (Commission File Number)    (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             100 S.E. SECOND STREET
                              MIAMI, FLORIDA 33131
                                  305/579-8000
     (Address, including zip code and telephone number, including area code, of the principal executive offices)

                               ------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

         At November 13, 2000, Vector Group Ltd. had 25,667,082 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999.............................................................................        2

   Vector Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 2000 and September 30, 1999...............................................        3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the nine
         months ended September 30, 2000...............................................................        4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and September 30, 1999.....................................................        5

   Notes to Consolidated Financial Statements..........................................................        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................       31

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       42

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................       43

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       43

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................       43

SIGNATURES.............................................................................................       45

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   September 30,     December 31,
                                                                                       2000              1999
                                                                                   -------------     ------------
ASSETS:

Current assets:
  Cash and cash equivalents ................................................        $ 153,294         $  20,123
  Receivables from clearing brokers ........................................           20,185            10,903
  Investment securities available for sale .................................           45,465            48,722
  Trading securities owned .................................................           12,599            15,707
  Accounts receivable - trade ..............................................            9,049            19,658
  Other receivables ........................................................            2,562             1,290
  Inventories ..............................................................           30,841            45,205
  Restricted assets ........................................................              988             3,239
  Deferred income taxes ....................................................            3,536            21,374
  Other current assets .....................................................            3,618             2,511
                                                                                    ---------         ---------
    Total current assets ...................................................          282,137           188,732

Property, plant and equipment, net .........................................           47,562           154,260
Investment in real estate, net .............................................           55,342            53,353
Long-term investments, net .................................................            6,506             8,731
Investment in joint venture ................................................           35,625            38,378
Restricted assets ..........................................................            4,017             5,195
Deferred income taxes ......................................................            6,933            45,631
Other assets ...............................................................            5,301            10,168
                                                                                    ---------         ---------
    Total assets ...........................................................        $ 443,900         $ 504,448
                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ......................        $  10,469         $  41,547
  Margin loan payable ......................................................            6,195               983
  Accounts payable .........................................................            8,063            36,456
  Securities sold, not yet purchased .......................................            4,913             7,625
  Accrued promotional expenses .............................................           23,314            22,473
  Income and accrued taxes payable .........................................           40,627            42,408
  Deferred income taxes ....................................................            2,603             2,274
  Prepetition claims and restructuring accruals ............................           11,915            12,279
  Other accrued liabilities ................................................           41,783            60,609
                                                                                    ---------         ---------
    Total current liabilities ..............................................          149,882           226,654

Notes payable, long-term debt and other obligations,
  less current portion .....................................................           38,982           148,349

Noncurrent employee benefits ...............................................           12,667            23,264
Deferred income taxes ......................................................          125,964           117,285
Other liabilities ..........................................................           47,133            76,628
Minority interests .........................................................           60,474            45,366

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares..               --                --
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 31,791,728 and 29,213,917 shares, outstanding 25,667,082 and
    23,089,271 shares ......................................................            2,567             2,199
  Additional paid-in capital ...............................................          198,381           196,695
  Deficit ..................................................................         (163,378)         (302,155)
  Accumulated other comprehensive income ...................................            2,444             1,379
  Other ....................................................................           (3,743)           (3,743)
  Less:  6,124,646 shares of common stock in treasury, at cost .............          (27,473)          (27,473)
                                                                                    ---------         ---------
      Total stockholders' equity (deficit) .................................            8,798          (133,098)
                                                                                    ---------         ---------

      Total liabilities and stockholders' equity (deficit) .................        $ 443,900         $ 504,448
                                                                                    =========         =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three Months Ended                  Nine Months Ended
                                                              ------------------------------      ------------------------------
                                                                Sept. 30,         Sept. 30,         Sept. 30,        Sept. 30,
                                                                  2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
Revenues:
  Tobacco* ..............................................     $    167,123      $    135,932      $    501,915      $    353,594
  Broker-dealer transactions ............................           13,009            12,711            61,605            18,587
  Real estate leasing ...................................              778             1,576             2,369             2,330
                                                              ------------      ------------      ------------      ------------
    Total revenues ......................................          180,910           150,219           565,889           374,511

Expenses:
  Cost of goods sold* ...................................           58,862            47,473           213,004           128,998
  Operating, selling, administrative and
    general expenses ....................................          114,696            83,384           325,610           190,395
                                                              ------------      ------------      ------------      ------------
    Operating income ....................................            7,352            19,362            27,275            55,118

Other income (expenses):
  Interest and dividend income ..........................            3,833               507             7,015             1,239
  Interest expense ......................................           (6,073)          (16,114)          (29,643)          (43,200)
  Equity in loss of affiliate ...........................           (1,969)             (908)           (4,882)          (10,106)
  Recognition of deferred gain on sale of assets ........               --                --                --             7,050
  Foreign currency gain .................................              550                --             2,085                --
  Income from joint venture .............................           52,427             1,740            52,580               950
  Gain on sale of investments, net ......................              108               151             6,299               478
  Gain on sale of assets ................................          193,779             3,844           193,929             7,969
  Gain on brand transaction .............................               --              (189)               --           294,098
  Other, net ............................................            4,644              (427)            5,755             2,494
                                                              ------------      ------------      ------------      ------------

Income from continuing operations before provision
    for income taxes and minority interests .............          254,651             7,966           260,413           316,090
  Provision for income taxes ............................           76,539             2,782            78,853            86,156
  Minority interests ....................................          (19,423)            1,046           (19,279)             (336)
                                                              ------------      ------------      ------------      ------------

Income from continuing operations .......................          158,689             6,230           162,281           229,598

Gain on disposal of discontinued operations .............               --                --                --             1,249

Loss on extraordinary items .............................           (2,422)             (354)           (2,652)           (1,410)
                                                              ------------      ------------      ------------      ------------

Net income ..............................................     $    156,267      $      5,876      $    159,629      $    229,437
                                                              ============      ============      ============      ============

Per basic common share:

  Income from continuing operations .....................     $       6.63      $       0.27      $       6.94      $       9.94
                                                              ============      ============      ============      ============
  Gain from discontinued operations .....................               --                --                --      $       0.05
                                                                                                                    ============
  Loss from extraordinary items .........................     $      (0.10)     $      (0.02)     $      (0.11)     $      (0.06)
                                                              ============      ============      ============      ============
  Net income applicable to common shares ................     $       6.53      $       0.25      $       6.83      $       9.93
                                                              ============      ============      ============      ============

Basic weighted average common shares outstanding ........       23,939,989        23,090,462        23,372,844        23,090,462
                                                              ============      ============      ============      ============

Per diluted common share:

  Income from continuing operations .....................     $       5.58      $       0.22      $       5.82      $       7.81
                                                              ============      ============      ============      ============
  Gain from discontinued operations .....................               --                --                --      $       0.04
                                                                                                                    ============
  Loss from extraordinary items .........................     $      (0.09)     $      (0.01)     $      (0.09)     $      (0.05)
                                                              ============      ============      ============      ============
  Net income applicable to common shares ................     $       5.49      $       0.21      $       5.73      $       7.80
                                                              ============      ============      ============      ============

Diluted weighted average common shares outstanding ......       28,445,916        27,971,803        27,879,233        29,395,148
                                                              ============      ============      ============      ============

------------------
* Tobacco revenues and Cost of goods sold include excise taxes of $30,923, $17,374, $88,084 and $46,129, respectively.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                            Accumulated
                                         Common Stock         Additional                                       Other
                                     ----------------------    Paid-In                 Treasury             Comprehensive
                                       Shares      Amount      Capital     Deficit       Stock      Other      Income       Total
                                     ----------  ----------  ----------- -----------  ----------- --------- ------------- ---------
Balance, December 31, 1999 ......... 21,989,782  $    2,199  $  196,695  $ (302,155)  $  (27,473) $ (3,743)    $ 1,379    $(133,098)

Net income .........................         --          --          --     159,629           --        --          --      159,629
Total other comprehensive income
  related to unrealized gains
  on investment securities .........         --          --          --          --           --        --       1,065        1,065
                                                                                                                          ---------
Total comprehensive income .........         --          --          --          --           --        --          --      160,694
                                                                                                                          ---------

Exercise of options and
  warrants .........................  2,455,206         246          --          --           --        --          --          246
Effect of stock
  dividend .........................  1,222,094         122      20,730     (20,852)          --        --          --           --
Distributions on
  common stock .....................         --          --     (20,249)         --           --        --          --      (20,249)
Amortization of deferred
  compensation .....................         --          --       1,205          --           --        --          --        1,205
                                     ----------  ----------  ----------  ----------   ----------  --------     -------    ---------

Balance, September 30, 2000 ........ 25,667,082  $    2,567  $  198,381  $ (163,378)  $  (27,473) $ (3,743)    $ 2,444    $   8,798
                                     ==========  ==========  ==========  ==========   ==========  ========     =======    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                 ---------------------------
                                                                 Sept. 30,         Sept. 30,
                                                                    2000              1999
                                                                 ---------         ---------
Net cash (used in) provided by operating activities ........     $ (11,042)        $  30,750
                                                                 ---------         ---------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .........       327,087               932
  Proceeds from brand transaction ..........................            --           145,000
  Sale or maturity of investment securities ................        35,561             3,234
  Purchase of investment securities ........................       (24,059)           (6,737)
  Purchase of long-term investments ........................        (2,358)           (2,902)
  Proceeds from sale or purchase of real estate, net .......        (2,668)           47,550
  Decrease in restricted assets ............................         3,477                --
  Payment of prepetition claims ............................          (363)              (67)
  Investment in joint venture ..............................        (1,916)               --
  Repurchase by New Valley of common shares ................          (954)               --
  Capital expenditures .....................................       (26,636)          (44,372)
                                                                 ---------         ---------
Net cash provided by investing activities ..................       307,171           142,638
                                                                 ---------         ---------
Cash flows from financing activities:
  Proceeds from debt .......................................        29,133             4,976
  Repayments of debt .......................................      (127,315)         (187,582)
  Borrowings under revolvers ...............................       305,775           262,084
  Repayments on revolvers ..................................      (287,066)         (247,196)
  Purchase of preferred stock in subsidiary ................            --            (1,509)
  Effect of New Valley recapitalization ....................            --             9,055
  Increase (decrease) in margin loan payable ...............         5,212            (5,046)
  Increase in cash overdraft ...............................            --                95
  Repayment of participating loan and related amounts ......       (68,338)               --
  Distributions on common stock ............................       (20,249)           (8,446)
                                                                 ---------         ---------
Net cash used in financing activities ......................      (162,848)         (173,569)
                                                                 ---------         ---------
Effect of exchange rate changes on cash and
  cash equivalents .........................................          (110)             (901)
Net increase (decrease) in cash and cash equivalents .......       133,171            (1,082)
Cash and cash equivalents, beginning of period .............        20,123             7,396
                                                                 ---------         ---------
Cash and cash equivalents, end of period ...................     $ 153,294         $   6,314
                                                                 =========         =========
Supplemental non-cash investing and financing activities:

Issuance of stock dividends ................................        20,852            25,646

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Basis of Presentation:
           ---------------------

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. (Refer to Note 4.) All significant intercompany balances and transactions have been eliminated.

           Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. (Refer to Note 2.) New Valley is engaged primarily in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc. and in the real estate development business in Russia.

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

           The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      (b)  Risks and Uncertainties:
           -----------------------

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

      (c)  Estimates and Assumptions:
           -------------------------

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

      (d)  Reclassifications:
           -----------------

           Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

      (e)  Provision for Income Taxes:
           --------------------------

           The effective tax rate does not bear a customary relationship to pre-tax accounting income principally as a result of the difference in the book and tax bases of the Company's investment in Liggett-Ducat.

      (f)  Earnings Per Share:
           ------------------

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 30, 1999 and September 28, 2000. In connection with each of the stock dividends, the Company

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

           increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 1999.

      (g)  Comprehensive Income:
           --------------------

           Comprehensive income is a component of stockholders' equity and includes the Company's net income and other comprehensive income which includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $160,694 for the nine months ended September 30, 2000 and $201,384 for the nine months ended
           September 30, 1999.

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

      The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC ("Western Realty Development"), a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo"), in accordance with the terms of the participating loan. (Refer to Note 5.) Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197,098. New Valley received $57,208 in cash proceeds from the sale and Apollo received $68,338 in cash proceeds from the sale. These amounts are subject to revision based on final closing expenses and adjustments. The Company recorded a gain of $161,000 (including the Company's share of New Valley's gain), net of income taxes and minority interests, in connection with the sale in the third quarter of 2000.

      On August 4, 2000, with the proceeds of the sale, BGLS repurchased $24,850 principal amount of its 15.75% Senior Secured Notes (the "Notes"), together with accrued interest of $11,531, for $36,381. On September 5, 2000, BGLS redeemed the remaining Notes for 100% of the principal amount thereof plus accrued interest. BGLS used a total amount of $106,821 of the proceeds of the sale to retire the Notes.

      Gallaher Overseas has also agreed to purchase for $1,500 additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. The seller is a subsidiary of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of New Valley.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

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

      On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 13, 2000, New Valley had repurchased 344,400 shares for approximately $1,354. At September 30, 2000, the Company owned 56.1% of New Valley's Common Shares.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

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

      The ownership and voting interests in Western Realty Development are held equally by Apollo and New Valley. Apollo is entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $41,916 had been funded, $41,266 was returned in connection with the sale of Western Tobacco Investments and $650 was outstanding as of September 30, 2000, together with a 15% annual rate of return. New Valley is then entitled to a return of its investment commitment of $23,750, of which $21,916 had been funded, $21,266 was returned in connection with the sale of Western Tobacco Investments and $650 was outstanding as of September 30, 2000, together with a 15% annual rate of return. Subsequent distributions are made 70% to New Valley and 30% to Apollo. Western Realty Development is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Development generally require the unanimous consent of the board of managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Development using the equity method of accounting. New Valley recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

      Summarized financial information as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 for Western Realty Development follows:

                                             September 30, 2000         December 31, 1999
                                             ------------------         -----------------
      Current assets.......................        $  3,873                 $  3,557
      Participating loan receivable........               -                   37,849
      Real estate, net.....................          76,763                   77,988
      Furniture and fixtures, net..........             181                      249
      Other noncurrent assets..............             186                      320
      Goodwill, net........................             462                      722
      Notes payable - current..............           7,233                    6,445
      Other current liabilities............           5,121                    7,067
      Notes payable - long-term............           2,682                    8,211
      Other long-term liabilities..........             799                      752
      Members' equity......................          65,630                   98,210

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

                              Three Months      Three Months      Nine Months         Feb. 20, 1998
                                  Ended            Ended             Ended         (date of inception)
                             Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000     to Sept. 30, 1999
                             --------------    --------------    --------------     -----------------
Revenues...............          $  2,174         $  2,194          $  7,558             $  8,072
Costs and expenses.....             2,197            3,551             6,655               10,787
Other income...........            85,001            4,218            87,877                4,479
Net income ............            84,978            2,861            88,780                1,764

      Western Realty Development made a $30,000 participating loan to Western Tobacco Investments, which held the interests of Brooke (Overseas) in Liggett-Ducat and its new factory. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. Brooke (Overseas) recognized net interest expense of $3,460 through August 4, 2000, which represented a 15% cumulative adjustment to realizable value on the loan and 30% of any net expense applicable to common interests in Western Tobacco Investments. The loan, together with the 15% annual rate of return thereon, was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000. (Refer to Note 2.)

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil, a wholly-owned subsidiary of New Valley. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 96.8% of one site and 100% of the other site at September 30, 2000. Western Realty Repin has three classes of equity: Class A interests, of which $18,750 were outstanding at September 30, 2000 and are owned by Apollo; Class B interests, of which $6,250 were outstanding at September 30, 2000 and are owned by New Valley; and Class C interests, of which Apollo had subscribed for $9,521 ($7,437 funded) and New Valley had subscribed for $5,712 ($4,463 funded) at September 30, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 in Class A interests, together with a 20% annual rate of return. New Valley will then be entitled to a return of its investment of $6,250 in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin generally require the unanimous consent of the board of managers.

      Through September 30, 2000, Western Realty Repin has advanced $36,900 to BrookeMil, of which $26,188 was funded by Apollo under the loan and was classified in other long-term liabilities on the consolidated balance sheet at September 30, 2000. The loan bears no fixed

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

      interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of September 30, 2000, BrookeMil had invested $34,669 in the Kremlin sites and held $1,304 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures of $22,000 on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. Because BrookeMil's investment of $35,973 in the Kremlin sites was less than Apollo's preference of $37,482 in Western Realty Repin at September 30, 2000, the Company will recognize future interest costs associated with the participating loan concurrently with future investments by BrookeMil in the Kremlin sites.

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

6.    PRO FORMA RESULTS

      The following table presents unaudited pro forma results of operations as if the Philip Morris brand transaction, the sale of Western Tobacco Investments, New Valley's recapitalization and the sale of five of New Valley's shopping centers and the Thinking Machines assets had occurred immediately prior to January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

                                                 Nine Months             Nine Months
                                                    Ended                    Ended
                                              September 30, 2000      September 30, 1999
                                              ------------------      ------------------
Revenues..................................      $     458,626            $     324,242
                                                =============            =============

Operating income..........................      $      25,278            $      34,529
                                                =============            =============

Income from continuing operations before
  taxes and minority interest.............      $      33,045            $      37,691
                                                =============            =============

Income from continuing operations.........      $      18,213            $      13,853
                                                =============            =============

Income from continuing operations
  per common share:
    Basic.................................      $        0.78            $        0.60
                                                =============            =============
    Diluted...............................      $        0.65            $        0.47
                                                =============            =============

7.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interests. The Company had realized gains on sales of investment securities available for sale of $108 and $6,299 for the three and nine months ended September 30, 2000.

      The components of investment securities available for sale at September 30, 2000 are as follows:

                                                  Gross         Gross
                                               Unrealized     Unrealized       Fair
                                     Cost         Gain           Loss         Value
                                   -------     ----------     ----------     -------
Marketable equity
  securities ...............       $34,973       $ 4,301       $ 3,897       $35,377
Marketable debt securities..         6,100           250            --         6,350
Marketable warrants ........            --         3,738            --         3,738
                                   -------       -------       -------       -------
Investment securities ......       $41,073       $ 8,289       $ 3,897       $45,465
                                   =======       =======       =======       =======

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

8.    INVENTORIES

      Inventories consist of:

                                                 September 30,    December 31,
                                                     2000             1999
                                                 -------------    ------------

      Leaf tobacco ............................    $  7,778         $ 13,599
      Other raw materials .....................       1,947            6,423
      Work-in-process .........................       3,721            3,542
      Finished goods ..........................      20,829           20,662
      Replacement parts and supplies ..........       1,958            4,795
                                                   --------         --------
      Inventories at current cost .............      36,233           49,021
      LIFO adjustments ........................      (5,392)          (3,816)
                                                   --------         --------
                                                   $ 30,841         $ 45,205
                                                   ========         ========

      At September 30, 2000, the Company had leaf tobacco purchase commitments of approximately $1,062.

9.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                  September 30,     December 31,
                                                      2000               1999
                                                  -------------     ------------

      Land and improvements ..................     $   1,646          $     415
      Buildings ..............................        14,649             51,773
      Machinery and equipment ................        70,175            129,693
      Construction-in-progress ...............         1,576             14,605
                                                   ---------          ---------
                                                      88,046            196,486
      Less accumulated depreciation ..........       (40,484)           (42,226)
                                                   ---------          ---------
                                                   $  47,562          $ 154,260
                                                   =========          =========

10.   LONG-TERM INVESTMENTS

      At September 30, 2000, long-term investments consisted primarily of investments in limited partnerships of $4,133. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,736 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Also included in long-term investments are investments in various Internet-related businesses which are carried at $2,373 at September 30, 2000. The Company accounts for its investment in one of the internet companies under the equity method.

11.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                September 30,    December 31,
                                                                    2000            1999
                                                                -------------    ------------
      BGLS:
      15.75% Series B Senior Secured Notes due 2001,
            net of unamortized discount of $5,468 ..............        --        $  82,602
      Deferred interest on 15.75% Series B Senior Secured
            Notes due 2001 .....................................        --           25,435

      New Valley:
      Notes payable ............................................    19,603           19,813

      Liggett:
      Revolving credit facility ................................    18,709               --
      Term loan under credit facility ..........................     4,500            5,040
      Equipment Loans ..........................................     5,936            4,232

      Brooke (Overseas):
      Foreign credit facilities ................................        --           29,470
      Notes payable ............................................        --           23,090

      Other ....................................................       703              214
                                                                 ---------        ---------

      Total notes payable, long-term debt
        and other obligations ..................................    49,451          189,896
      Less:
            Current maturities .................................   (10,469)         (41,547)
                                                                 ---------        ---------
      Amount due after one year ................................ $  38,982        $ 148,349
                                                                 =========        =========

      15.75% Series B Senior Secured Notes Due 2001 - BGLS:
      -----------------------------------------------------

      During 1999, BGLS repurchased $144,794 principal amount of its Notes, together with accrued interest thereon. The purchases were funded primarily with proceeds from the Philip Morris brand transaction which closed on May 24, 1999. In January 2000, BGLS repurchased an additional $5,500 principal amount of the Notes, together with accrued interest thereon. In connection with the sale of Western Tobacco Investments on August 4, 2000, BGLS repurchased a portion of the Notes and redeemed the remaining Notes on September 5, 2000. (Refer to Note 2.)

      Revolving Credit Facility - Liggett:
      -----------------------------------

      Liggett has a $35,000 credit facility, under which $18,709 was outstanding at September 30, 2000. Availability under the credit facility was approximately $8,262 based on eligible collateral at September 30, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0%

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 10.5% at September 30, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2000, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $14,323 and net working capital was $23,630, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      Equipment Loans - Liggett:
      -------------------------

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

      Notes Payable - New Valley:
      --------------------------

      During the third quarter 1999, New Valley refinanced its notes payable on its two remaining shopping centers in Florida and West Virginia for $19,674 in the aggregate. Interest rates range from 7.5% to 9.03% per annum. The four notes are due between 2002 and 2024.

      Notes Payable and Foreign Credit Facilities - Western Tobacco Investments
      -------------------------------------------------------------------------
      and Liggett-Ducat:
      -----------------

      In connection with the sale of Western Tobacco Investments on August 4, 2000, all of the credit facilities, notes payable and other obligations of Western Tobacco Investments and Liggett-Ducat were assumed by the purchaser.

12.   EQUITY

      During September 2000, three new employees were awarded a total of 157,500 options to purchase shares of common stock at prices ranging from $18.51 to $18.63, the fair market value on the dates of grant, under the Company's 1998 Long-Term Incentive Plan.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      During August and September 2000, 2,362,947 warrants, exercisable at $.10 per share and 215,019 options exercisable at $5.44 per share were exercised for cash and the surrender of 107,409 warrants and options.

13.   CONTINGENCIES

      Smoking-Related Litigation:
      --------------------------

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the nine months ended September 30, 2000, Liggett incurred counsel fees and costs totaling approximately $4,342 compared to $4,210 for the comparable prior year period.

      INDIVIDUAL ACTIONS. As of September 30, 2000, there were approximately 285 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 66 were pending in Florida, 91 in New York, 13 in Massachusetts, 13 in Texas and 19 in California. The balance of the individual cases were pending in 29 states. There are five individual cases pending where Liggett is the only named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving hundreds of named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


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

      Jury awards in three states have been entered against other companies in the tobacco industry. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In each case, both the verdict and damage awards are being appealed by the defendants.

      CLASS ACTIONS. As of September 30, 2000, there were approximately 41 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. On April 7, 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. On July 14, 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants on November 6, 2000. The court's final judgment also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

      On July 14, 2000, the Southeastern Iron Workers Union filed a motion to intervene in the ENGLE case, seeking to protect its members' subrogation rights under the federal Employment Retirement Income Security Act. Based on the federal question raised in that motion, defendants removed the case to federal court in Miami on July 24, 2000. On November 3, 2000, the federal court returned the case to the state court on procedural grounds.

      Now that the ENGLE jury has awarded punitive damages and final judgment has been entered, it is unclear how the state court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. Recently, legislation has been enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      bond required by the Florida law in order to stay execution of the ENGLE judgment. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. Similar legislation has been enacted in Georgia, Kentucky, North Carolina and Virginia.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE). A number of class certification denials are on appeal.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in each of the states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants.

      Liggett and plaintiffs have advised the court, in SIMON V. PHILIP MORRIS ET AL., a putative nationwide smokers class action, that Liggett and the plaintiffs have engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

      GOVERNMENTAL ACTIONS. As of September 30, 2000, there were approximately 26 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of September 30, 2000, there were approximately 56 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Seven United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. In a September 2000 ruling, the court dismissed the government's claims based on MCRA and MSP, on the ground, among others, that these statutes do not provide a basis for the relief sought. The government filed a motion seeking the court's reconsideration of this ruling, which remains pending. In the September 2000 ruling, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. This action is now moving into the discovery phase.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States.

      The MSA has been initially approved by trial courts in all Settling States. The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained in all jurisdictions except for Missouri and Arkansas. If final judicial approval is not obtained in a jurisdiction by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the MSA will be terminated with respect to such jurisdiction.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


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

      TRIALS. Cases currently scheduled for trial in 2000 include an action brought by an asbestos company trust in federal court in New York (November). An individual action, APOSTOLOU, is scheduled to be tried in state court in New York in November. A class action seeking medical monitoring relief for asymptomatic smokers in West Virginia is scheduled for trial in state court in December. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


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

      Legislation and Regulation:
      --------------------------

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


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

      In June 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until July 1, 2002 to issue final regulations. Six months from the issuance of the standards, but no later than January 1, 2003, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. Similar legislation is being considered by other state legislatures.

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

      Other Matters:
      -------------

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and New Valley believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Brooke Group Holding and New Valley recently filed a motion to dismiss the consolidated action. Oral argument is scheduled for November 30, 2000. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Brooke Group Holding and New Valley believe that the allegations are without merit. The Court, on the defendants' motion, recently dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. The surviving claims are plaintiff's allegations that (i) the fact that the fairness opinion did not cover the relative fairness to each class of shares should have been expressly disclosed; (ii) failure to disclose the identity of shareholders who suggested the recapitalization and their respective holdings, broken down by share class, was a material omission; and (iii) the disclosure in the proxy statement was inadequate because it did not reveal the value of the Company's lines of business or its assets. The Court speculated that facts might exist under which one or more of the foregoing alleged non-disclosures might be material and, therefore, the motion to dismiss as to these three allegations was denied. An answer has been filed as to the surviving claims. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      In October 1999, an action was commenced against a subsidiary of Brooke Group Holding in the Supreme Court of the State of New York, County of New York. The complaint alleged that under the terms of a 1993 Put Agreement, Brooke Group Holding's subsidiary was obligated to purchase certain shares of plaintiff's stock for $7,500. In addition, the complaint sought prejudgment interest in the amount of approximately $4,000. In September 2000, the litigation was settled for $6,100 and the Company recorded a gain of $1,400 based on the prior reserves for the matter.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      As of September 30, 2000, New Valley had $11,915 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



14.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three and nine months ended September 30, 2000 and 1999 follows:

                                        United
                                        States          Russian         Broker-            Real          Corporate
                                        Tobacco         Tobacco         Dealer            Estate         and Other         Total
                                        -------         -------         ------          ---------        ---------         -----
THREE MONTHS ENDED SEPT. 30, 2000:
---------------------------------

Revenues .........................     $ 149,190       $  17,933       $  13,009        $     778        $      --        $ 180,910
Operating income .................        24,878              55              80           (1,114)         (16,547)           7,352
Depreciation and amortization ....         1,156           1,254             210              147                8            2,775

THREE MONTHS ENDED SEPT. 30, 1999:
---------------------------------

Revenues .........................       108,676          27,256          12,711            1,576               --          150,219
Operating income (loss) ..........        19,689           4,262          (2,424)           1,683           (3,848)          19,362
Depreciation and amortization ....           747           1,649             244              450               12            3,102


NINE MONTHS ENDED SEPT. 30, 2000:
--------------------------------

Revenues .........................       394,652         107,263          61,605            2,369               --          565,889
Operating income (loss) ..........        49,568           1,998           5,126           (5,210)         (24,207)          27,275
Identifiable assets ..............       108,979              --          49,051           59,195          226,675          443,900
Depreciation and amortization ....         3,162           5,895             647              679               25           10,408
Capital expenditures .............        11,902          14,394             340            2,668               --           29,304

NINE MONTHS ENDED SEPT. 30, 1999:
--------------------------------

Revenues .........................       288,649          64,945          18,587            2,330               --          374,511
Operating income (loss) ..........        55,904           4,830          (2,531)           1,312           (4,397)          55,118
Identifiable assets ..............       107,785         135,268          39,841           59,872          166,548          509,314
Depreciation and amortization ....         2,567           2,921             144              863                8            6,503
Capital expenditures .............         8,084          35,915              --               --              373           44,372

-----------------

      *Broker-Dealer, Real Estate and New Valley's portion of Corporate and
       Other are included for the month ended June 30, 1999 when New Valley became a consolidated subsidiary of the Company. Russian tobacco is included through July 31, 2000. Western Tobacco Investments was sold on August 4, 2000. (Refer to Note 2.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)
                 ----------------------------------------------

INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Vector Group Ltd. (the "Company") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included elsewhere in this document. The consolidated financial statements include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat") and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. New Valley's stock repurchase program, which began in late 1999, increased the Company's interest to 56.1% at September 30, 2000.

         The Company is a holding company for a number of businesses. It is engaged principally in the manufacture and sale of cigarettes in the United States through its subsidiary Liggett and in the investment banking and brokerage business in the United States and real estate operations in Russia through its majority-owned subsidiary New Valley. Prior to the sale of Western Tobacco Investments on August 4, 2000, the Company was engaged in the manufacture and sale of cigarettes in Russia through Liggett-Ducat.

         At the Company's annual meeting held on May 24, 2000, stockholders approved a corporate name change to Vector Group Ltd. The New York Stock Exchange symbol for the Company's common stock was changed from "BGL" to "VGR".

RECENT DEVELOPMENTS

         SALE OF WESTERN TOBACCO INVESTMENTS. On August 4, 2000, Brooke (Overseas) completed the sale of all of the membership interests of Western Tobacco Investments to a subsidiary of Gallaher Group Plc. Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, through Western Tobacco Investments.

         The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197,098 and New Valley received $57,208 in accordance with the terms of the participating loan. These amounts are subject to revision based on final closing expenses and adjustments. The Company recorded a gain of $161,000 (including the Company's share of New Valley's gain), net of income taxes and minority interests, in connection with the transaction in the third quarter of 2000.

         BGLS repurchased a portion of its Notes on August 4, 2000 with the proceeds of the sale, and redeemed the remaining Notes on September 5, 2000. BGLS used approximately $106,821 of the proceeds of the sale to retire the Notes.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2000, there were approximately 285 individual suits, 41 purported class actions and 82 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving hundreds of named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but the Company's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such smoking-related litigation. See Part II, Item 1, "Legal Proceedings" and Note 13 to the Company's Consolidated Financial Statements for a description of legislation, regulation and litigation.

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

RESULTS OF OPERATIONS

                                       Three Months Ended                Nine Months Ended
                                          September 30,                    September 30,
                                   --------------------------        --------------------------
                                     2000             1999             2000             1999
                                   ---------        ---------        ---------        ---------
REVENUES:
---------
   Liggett .................       $ 149,190        $ 108,676        $ 394,652        $ 288,649
   Liggett-Ducat(1) ........          17,933           27,256          107,263           64,945
                                   ---------        ---------        ---------        ---------
      Total tobacco ........         167,123          135,932          501,915          353,594

   Broker-dealer(2) ........          13,009           12,711           61,605           18,587
   Real estate(2) ..........             778            1,576            2,369            2,330
                                   ---------        ---------        ---------        ---------
      Total revenues .......       $ 180,910        $ 150,219        $ 565,889        $ 374,511
                                   =========        =========        =========        =========

OPERATING INCOME:
-----------------
   Liggett .................       $  24,878        $  19,689        $  49,568        $  55,904
   Liggett-Ducat(1) ........              55            4,262            1,998            4,830
                                   ---------        ---------        ---------        ---------
      Total tobacco ........          24,933           23,951           51,566           60,734

   Broker-dealer(2) ........              80           (2,424)           5,126           (2,531)
   Real estate(2) ..........          (1,114)           1,683           (5,210)           1,312
   Corporate and other .....         (16,547)          (3,848)         (24,207)          (4,397)
                                   ---------        ---------        ---------        ---------
      Total operating
        income .............       $   7,352        $  19,362        $  27,275        $  55,118
                                   =========        =========        =========        =========

--------------
(1) Due to the sale of Western Tobacco Investments by Brooke (Overseas) on August 4, 2000, results for Liggett-Ducat are shown through July 31, 2000.
(2) New Valley became a consolidated subsidiary on June 1, 1999. Accordingly, results of operations include the four months ended September 30, 1999.


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999
--------------------------------------------------------------------

         REVENUES. Total revenues were $180,910 for the three months ended September 30, 2000 compared to $150,219 for the three months ended September 30, 1999. This $30,691 or 20.4% increase in revenues was due to a $40,514 or 37.3% increase in revenues at Liggett, an increase of $298 in broker-dealer revenues offset by a decrease in Liggett-Ducat's revenues of $9,323 or 34.2% due to the sale of Western Tobacco Investments on August 4, 2000 and a decrease in real estate revenues of $798 due to the sale of the shopping centers in August 1999.

         TOBACCO REVENUES. In August 1999, the major cigarette manufacturers, including Liggett, announced a list price increase of $1.50 per carton. In January 2000, an additional list price increase of $1.30 per carton was announced. Effective July 31, 2000, a further increase of $0.60 per carton was announced.

         Total tobacco revenues were $167,123 for the three months ended September 30, 2000 compared to $135,932 for the three months ended September 30, 1999. This $31,191 or 22.9% increase in revenues was due to an increase in tobacco revenues at Liggett offset by a decrease at Liggett-Ducat due to the sale on August 4, 2000. Revenues at Liggett increased for both the premium and discount segments due to price increases of $23,592 and a 29.5% increase in unit sales volume (approximately 392.0 million units), accounting for $32,093 in volume variance, partially offset by an unfavorable sales mix of $15,171.

         Premium sales at Liggett for the third quarter of 2000 amounted to $14,380 and represented 9.6% of Liggett's total sales, compared to $15,114 and 13.9% of total sales in the third quarter of 1999. In the premium segment, revenues declined by 4.9% ($734) for the three months ended September 30, 2000, compared to the prior year period, due to an unfavorable volume variance in the third quarter of 2000 of $2,652, reflecting a 17.5% decline in unit sales volume (approximately 28.0 million units). This was partially offset by price increases of $1,918.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended September 30, 2000 amounted to $134,810 and represented 90.4% of Liggett's total sales, compared to $93,562 and 86.1% of total sales for the three months ended September 30, 1999. In the discount segment, revenues grew by 44.1% ($41,248) for the three months ended September 30, 2000 compared to the prior year period, due to price increases of $21,674, along with a 36.0% increase in unit sales volume (approximately 420.0 million units), accounting for $33,650 in volume variance, partially offset by an unfavorable product mix among the discount brand categories of $14,076.

         For the three months ended September 30, 2000, fixed manufacturing costs at Liggett on a basis comparable to the same period in 1999 were $1,667 higher with costs of $2.73 per thousand units in the 2000 period, which were higher by $0.54 (24.7%) compared to costs of $2.19 in the prior year period. The increase in costs is related to increased payroll expense and factory relocation charges in the current year. Production volume increased by 19.5% over the prior year quarter.

         TOBACCO GROSS PROFIT. Tobacco consolidated gross profit was $108,261 for the three months ended September 30, 2000 compared to $88,459 for the three months ended September 30, 1999, an increase of $19,802 or 22.4% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $25,340 offset by a decrease of $5,539 at Liggett-Ducat due to the sale of Western Tobacco Investments. For the three months ended September 30, 2000, Liggett's premium brands contributed 9.8% and discount brands contributed 87.6% to the Company's gross tobacco profit. Liggett-Ducat contributed 2.5%. Over the same period in 1999, Liggett's premium brands contributed 13.0%, Liggett's discount brands contributed 77.8% and Liggett-Ducat contributed 9.2% to the Company's gross profit.

         Gross profit at Liggett of $105,503 for the three months ended September 30, 2000 increased $25,340 from gross profit of $80,163 for the third quarter of 1999, due primarily to the price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 87.5% for the three months ended September 30, 2000 compared to 85.8% for the same period in 1999, with gross profit for the premium segment at 88.0% in the 2000 period compared to 86.7% in the 1999 period. Gross profit for the discount segment was 87.5% for the three months ended September 30, 2000 and 85.6% for the three months ended September 30, 1999. This increase is primarily the result of the January 2000 and July 2000 list price increases.

         As a percent of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased 15.7% to 16.7% for the month ended July 31, 2000 compared to 32.4% in the third quarter of 1999, due to lower prices offset in part by higher sales volumes.

         BROKER-DEALER AND REAL ESTATE REVENUES. For the three months ended September 30, 2000, Ladenburg's revenues were $13,009 and real estate revenues were $778 compared to revenues of $12,711 at Ladenburg and $1,576 from real estate activities for the three months ended September 30, 1999. Ladenburg's revenues increased primarily as a result of an increase in principal transactions and corporate finance fees partially offset by a decrease in commissions. Revenues from real estate declined due to the sale of the shopping centers in August 1999.

         EXPENSES. Operating, selling, general and administrative expenses were $114,696 for the three months ended September 30, 2000 compared to $83,384 for the same period last year, an increase of $31,312 primarily due to increased expenses at Liggett of $20,051, increased expenses at Brooke (Overseas) of $5,669 and an increase of $3,254 at New Valley. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs, factory relocation costs and increased administrative expense. The increased expenses at Brooke (Overseas) were principally a result of closing costs, including commissions, paid in connection with the sale of Western Tobacco Investments. These increases were partially offset by lower corporate expense due to a reduction in the Company's obligation under non-current employee benefits.

         OTHER INCOME (EXPENSES). For the three months ended September 30, 2000, other income was $247,299 compared to expense of $11,396 for the period ended September 30, 1999. Income in the 2000 period consisted primarily of the gain of $193,077 recognized by the Company on the sale of Western Tobacco Investments and the income of $52,580 recognized on the sale by New Valley through its joint venture, Western Realty Development.

         Interest expense was $6,073 for the three months ended September 30, 2000 compared to $16,114 for the same period last year. This decrease of $10,041 was due primarily to a savings at corporate because of the repurchase by BGLS of all of its outstanding Notes beginning in May 1999 and concluding with the redemption of the remaining Notes in September 2000.

         Interest and dividend income was $3,833 during the three months ended September 30, 2000 offset by a loss at New Valley in equity in loss of affiliate of $1,969. This compared to interest and dividend income of $507 in the 1999 period offset by equity in loss of affiliate of $908.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the three months ended September 30, 2000 was $158,689 compared to income of $6,230 for the three months ended September 30, 1999 and includes income tax expense of $76,539 and minority interests in income of subsidiaries of $19,423 for the third quarter of 2000 compared to taxes of $2,782 and minority interests in losses of subsidiaries of $1,046 for the for the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999
-------------------------------------------------------------------

         REVENUES. Total revenues were $565,889 for the nine months ended September 30, 2000 compared to $374,511 for the nine months ended September 30, 1999. This 51.1% increase in revenues was due to a $106,003 or 36.7% increase in revenues at Liggett, a $42,318 increase at Liggett-Ducat and an increase of $43,057 in revenues from New Valley, due to its inclusion in the consolidated statements for the full nine months of 2000 compared to four months' inclusion in the 1999 statements.

         TOBACCO REVENUES. Tobacco revenues at Liggett increased for both the premium and discount segments due to price increases of $65,240 discussed above and a 27.4% ($79,170) gain in unit sales volume (approximately 977.0 million units) offset by $38,407 in unfavorable sales mix. The increase in tobacco revenues of $42,318 or 65.2% at Liggett-Ducat was attributable to increased volume at the new factory and a favorable product mix offset by continuing decline in prices compared to the prior year period. Liggett-Ducat's sales volume during the 1999 period was adversely affected by the move to the new factory and price declines in Russia, following the continued decline in the value of the ruble.

Liggett-Ducat's sales volume during the 1999 period was adversely affected by the move to the new factory and price declines in Russia, following the continued decline in the value of the ruble.

         Premium sales at Liggett for the nine months ended September 30, 2000 amounted to $44,910 and represented 11.4% of total Liggett sales, compared to $63,777 and 22.1% of total sales for the same period in 1999. In the premium segment, revenues declined by 29.6% ($18,867) over the nine months ended September 30, 2000, compared to the same period in 1999, due to an unfavorable volume variance of $24,471, reflecting a 38.4% decline in unit sales volume (approximately 257.5 million units), primarily due to the transfer of Liggett's premium brands, LARK, CHESTERFIELD and L&M, in connection with the Philip Morris brand transaction on May 24, 1999. This decline was partially offset by price increases of $5,604.

         Liggett's discount sales over the nine-month period in 2000 amounted to $349,742 and represented 88.6% of total Liggett sales, compared to $224,872 and 77.9% of total Liggett sales for the same period in 1999. In the discount segment, revenues grew by 55.5% ($124,870) over the nine months ended September 30, 2000 compared to the same period in 1999, due to price increases of $59,636, and a 42.7% gain in unit sales volume (approximately 1,234.5 million units) accounting for $96,024 in volume variance, partially offset by an unfavorable product mix of $30,790. For the nine months ended September 30, 2000, fixed manufacturing costs on a basis comparable to the same period in 1999 were $753 higher, although costs per thousand units of $2.62 declined by $0.40 (13.2%) from the previous period's $3.02, concurrent with a 22.3% increase in production volume due to the impact of higher volumes on fixed costs.

         TOBACCO GROSS PROFIT. Gross profit was $288,911 for the nine months ended September 30, 2000 compared to $224,596 for the nine months ended September 30, 1999, an increase of $64,315 or 28.6% when compared to the same period last year, due primarily to price increases at Liggett offset by the price declines at Liggett-Ducat discussed above. Liggett's premium brands contributed 11.4% to the Company's gross profit, the discount segment contributed 83.3% and Liggett-Ducat contributed 5.3% for the nine months ended September 30, 2000. Over the same period in 1999, Liggett's premium brands contributed 21.2%, the discount segment contributed 72.2% and Liggett-Ducat contributed 6.6%.

         Liggett's gross profit of $273,532 for the nine months ended September 30, 2000 increased $64,025 from gross profit of $209,507 for the same period in 1999, due primarily to the price increases discussed above. In the first nine months of 2000, Liggett's premium brands contributed 12.0% and Liggett's discount brands contributed 88.0% to Liggett's overall gross profit. Over the same period in 1999, Liggett's premium brands contributed 22.7% and Liggett's discount brands contributed 77.3% to Liggett's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 85.6% for the nine months ended September 30, 2000 compared to 84.7% for the same period in 1999, with gross profit for the premium segment at 86.7% and 85.4% in the nine months ended September 30 of 2000 and 1999, respectively, and gross profit for the discount segment at 85.5% and 84.5% in 2000 and 1999, respectively. This increase is primarily the result of the August 1999, January 2000 and July 2000 list price increases.

         As a percentage of revenues (excluding Russian excise taxes), gross profit at Liggett-Ducat decreased to 15.8% for the seven months ended July 31, 2000 compared to 49.5% in the nine months ended September 30, 1999, due to decreased selling prices.

         BROKER-DEALER AND REAL ESTATE REVENUES. New Valley's broker-dealer revenues were $61,605 and real estate revenues were $2,369 for the nine months ended September 30, 2000. This compares to four months of revenues in the 1999 period of $18,587 at Ladenburg and $2,330 from real estate activities.

         EXPENSES. Operating, selling, general and administrative expenses were $325,610 for the nine months ended September 30, 2000 compared to $190,395 for the prior year period. The increase of $135,215 was due primarily to a $71,123 increase at Liggett, a $10,231 increase at Brooke (Overseas) and additional expenses of $51,143 as a result of the consolidation of New Valley. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs, factory relocation costs and increased administrative expense. The increased expenses at Brooke (Overseas) were principally a result of closing costs, including commission, paid in connection with the sale of Western Tobacco Investments. These increases were partially offset by lower corporate expense due to a reduction in the Company's obligation under non-current employee benefits.

         OTHER INCOME (EXPENSES). Other income was $233,138 for the nine months ended September 30, 2000 compared to other income of $260,972 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, the Company recognized a gain of $193,077 on the sale of Western Tobacco Investments and New Valley recognized $52,512 on the sale through its interest in the joint venture, Western Realty Development. For the nine months ended September 30, 1999, the Company recognized a gain of $294,098 in connection with the closing of the Philip Morris brand transaction. In addition, New Valley recognized a gain during the 1999 period of $3,801 on the sale of substantially all of Thinking Machines' assets. During the first nine months of 1999, the Company also recognized a deferred gain of $7,050 relating to a put obligation on the site of the old cigarette factory in connection with the sale of the BrookeMil Ltd. common shares in 1997.

         Interest expense was $29,643 for the nine months ended September 30, 2000 compared to $43,200 for the same period in the prior year. The overall decrease of $13,557 was largely due to the repurchase of all of the BGLS Notes, which resulted in an interest savings of $16,153. This was offset, in part, by additional interest expense at Liggett of $700 and at New Valley of $2,255.

         Equity in earnings of affiliate was a loss of $4,882 for the nine months ended September 30, 2000 at New Valley compared to a loss of $10,106 for the nine months ended September 30, 1999.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the nine months ended September 30, 2000 was $162,281 compared to income of $229,598 for the nine months ended September 30, 2000. Income tax expense was $78,853 and minority interests in income of subsidiaries were $19,279 for the nine months ended September 30, 2000. This compared to tax expense of $86,156 and minority interests in income of subsidiaries of $336 for the nine months ended September 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $133,171 for the nine months ended September 30, 2000 and decreased $1,082 for the nine months ended September 30, 1999. Net cash used in operations for the nine months ended September 30, 2000 was $11,042 compared to net cash provided by operations of $30,750 for the comparable period of 1999. The decrease from operating activities of $41,792 reflects an overall decline of $27,843 in operating income when compared to the nine months ended September 30, 1999 due to the inclusion of nine months' operating expenses from New Valley when compared with four months in the prior year period, closing costs associated with the sale of Western Tobacco Investments and lower operating income at Liggett. Further, there was the non-cash impact of the gain on the sale of Western Tobacco Investments at Brooke (Overseas) and New Valley. In addition to the higher operating income in 1999, there was a reduction in debt service resulting from Liggett's redemption of debt in December 1998 and, to a lesser degree, BGLS' repurchase of Notes in May 1999.

         Cash provided by investing activities of $307,171 compares to cash provided of $142,638 for the periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the majority of the proceeds, $366,125, were attributable to the sale of Western Tobacco Investments and the sale or maturity of investment securities. This was offset primarily by capital expenditures at Liggett of $11,902, Liggett-Ducat of $14,394 and New Valley of $3,008 and the purchase of investment securities. For the nine months ended September 30, 1999, the majority of the proceeds were from the closing of the Philip Morris brand transaction in May 1999 and the sale of the shopping centers at New Valley. In the 1999 period, these proceeds were partially offset by capital expenditures for machinery and equipment at Liggett of $8,015 and equipment and construction costs for the new factory of $35,915 at Liggett-Ducat. Other payments made principally pertained to broker-dealer transactions and real estate at New Valley.

         Cash used in financing activities was $162,848 for the nine months ended September 30, 2000 as compared with cash used of $173,569 for the nine months ended September 30, 1999. Cash in the 2000 period was used primarily to redeem all outstanding BGLS Notes and to repay the participating loan and amounts related to the sale of Western Tobacco Investments to Western Realty Development. In addition, distributions on common stock were $20,249. In the comparable prior year period, BGLS repurchased $149,735 of its outstanding Notes and New Valley repaid debt associated with the shopping centers it sold in August 1999. Distributions on common stock in the 1999 period were $8,446.

         LIGGETT. Liggett has a $35,000 credit facility under which $18,709 was outstanding at September 30, 2000. Availability under the credit facility was approximately $8,262 based on eligible collateral at September 30, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 10.5% at September 30, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2000, Liggett was in compliance with all covenants under the facility; Liggett's adjusted net worth was $14,323 and net working capital was $23,630, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

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

         Liggett (and, in certain cases, Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. The Company believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. (See Note 13 to the Company's Consolidated Financial Statements.)

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

         BGLS. On August 4, 2000, with the proceeds of the Western Tobacco Investments sale, BGLS repurchased $24,850 principal amount of its Notes, together with accrued interest of $11,531, for $36,381. On September 5, 2000, BGLS redeemed the remaining Notes for 100% of the principal amount thereof plus accrued interest. BGLS used $106,821 of the proceeds of the sale to retire the Notes.

         THE COMPANY. The Company has aggregate required principal payments of approximately $10,800 due within the next twelve months. The Company believes that it will continue to meet its liquidity requirements through 2001. Corporate expenditures (exclusive of Liggett and New Valley) over the next twelve months for current operations include dividends on the Company's shares (currently at an annual rate of approximately $41,000) and corporate expenses. The Company anticipates funding its expenditures for current operations with the proceeds from the Western Tobacco Investments sale, public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

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

         EQUITY PRICE RISK. Ladenburg maintained inventories of trading securities at September 30, 2000 with fair values of $12,599 in long positions and $4,913 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at September 30, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of Vector.

         New Valley held investment securities available for sale totaling $45,465 at September 30, 2000. Approximately 29% of these securities represent an investment in Nabisco Group Holdings Corp., which is a defendant in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings could have a significant effect on the value of New Valley's investment.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Reference is made to Note 13, incorporated herein by reference, to the Consolidated Financial Statements of Vector Group Ltd. included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holding, BGLS, Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 2000, except for the grant of stock options to employees of the Company and/or its subsidiaries as described in Note 12, incorporated herein by reference, to the Consolidated Financial Statements of Vector Group Ltd. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                * 10 Amendment to Purchase and Sale Agreement, dated as of August 4, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) Ltd. (incorporated by reference to Exhibit 10.3 in the Company's Report on Form 8-K dated August 4, 2000, Commission File No. 1-5759).

                  27 Vector Group Ltd.'s Financial Data Schedule (for SEC use only).

                  99.1     Material Legal Proceedings.

                * 99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended September 30, 2000 and 1999 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, Commission File No. 1-2493).
------------

*  Incorporated by reference

         (b)      REPORTS ON FORM 8-K

                  The Company filed the following Reports on Form 8-K during the third quarter of 2000:

                                                           Financial
                      Date                 Items           Statements
                      ----                 -----           ----------

                  July 14, 2000              5                None

                  August 4, 2000            2,7               None

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

Date:  November 14, 2000