Form 10-K405
period 2000-12-31
VECTOR GROUP LTD; BGLS INC
filed 2001-04-02
CIK 59440, 927388

================================================================================

                       Securities And Exchange Commission

                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-K

                           -------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           -------------------------

                                VECTOR GROUP LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                       1-5759                65-0949535
- ----------------------------      ----------------------     ----------------
(State or other jurisdiction      Commission File Number     (I.R.S. Employer
       of incorporation                                     Identification No.)

                           -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                   WHICH REGISTERED
               -------------------                   ----------------

Vector Group Ltd.
   Common Stock, par value $.10 per share         New York Stock Exchange

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

         The aggregate market value of the voting stock held by non-affiliates of Vector Group Ltd. as of March 23, 2001 was approximately $309,000,000. Directors and officers and ten percent or greater stockholders of Vector Group Ltd. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         At March 23, 2001, Vector Group Ltd. had 25,667,018 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this report.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-K

                        T A B L E   O F   C O N T E N T S

                                                                                                              PAGE
                                                                                                              ----
                                                  PART I

Item 1.   Business.....................................................................................         1
Item 2.   Properties...................................................................................        27
Item 3.   Legal Proceedings............................................................................        27
Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrant.........................................................        28

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................        30
Item 6.   Selected Financial Data......................................................................        31
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        32
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        45
Item 8.   Financial Statements and Supplementary Data..................................................        45
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        45

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................        46
Item 11.  Executive Compensation.......................................................................        46
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................        46
Item 13.  Certain Relationships and Related Transactions...............................................        46

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        47

SIGNATURES.............................................................................................        54


                                     PART I

ITEM 1. BUSINESS

GENERAL

         Vector Group Ltd., a Delaware corporation, is a holding company for a number of businesses. It is engaged principally in the manufacture and sale of cigarettes in the United States through its subsidiary Liggett Group Inc.; in the development of new less hazardous cigarette products through its Vector Tobacco subsidiaries; and in the investment banking and brokerage business in the United States and the real estate business in Russia through its majority-owned subsidiary New Valley Corporation. Vector holds these businesses through its wholly-owned subsidiary, BGLS Inc., a Delaware corporation.

         Vector is controlled by Bennett S. LeBow, the Chairman and Chief Executive Officer of Vector, BGLS and New Valley, who beneficially owns approximately 41% of Vector's common stock. The principal executive office of Vector is located at 100 S.E. Second Street, Miami, Florida, and the telephone number is (305) 579-8000.

         Effective May 24, 2000, Vector changed its name from Brooke Group Ltd. to Vector Group Ltd.

LIGGETT GROUP INC.

         GENERAL. Liggett, which is the operating successor to the Liggett & Myers Tobacco Company, is the sixth largest manufacturer of cigarettes in the United States in terms of unit sales. Substantially all of Liggett's manufacturing facilities are located in Mebane, North Carolina.

         Liggett is a wholly-owned subsidiary of Brooke Group Holding Inc., the predecessor of Vector and a wholly-owned subsidiary of BGLS.

         Liggett manufactures and sells cigarettes primarily in the United States. Liggett believes, based on published industry sources, that Liggett's domestic shipments of approximately 6.5 billion cigarettes during 2000 accounted for 1.5% of the total cigarettes shipped in the United States during such year. This market share percentage represents an increase of 0.3% from 1999 and 0.2% from 1998. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 210 combinations of length, style and packaging.

         Liggett's premium cigarettes represented approximately 11.4% in 2000, 18.8% in 1999 and 31.4% in 1998 of Liggett's net sales (excluding federal excise taxes). Liggett's management believes, based on published industry sources, that Liggett's share of the premium market segment was approximately 0.2% for 2000, 0.3% for 1999 and 0.5% for 1998. Until May 1999, Liggett produced four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. As part of the Philip Morris brand transaction which closed on May 24, 1999, Liggett transferred the L&M, CHESTERFIELD and LARK brands, which represented approximately 16.1% in 1998 of Liggett's net sales (excluding federal excise taxes).

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. Liggett's management believes, based on published industry sources, that Liggett held a share of approximately 5.3% of the discount market segment for 2000 compared to 3.9% for 1999 and 3.5% for 1998.

         In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old facility in Durham, North Carolina to the Mebane facility in October 2000.

         At the present time, Liggett has no foreign operations. Liggett does not own the international rights to its remaining premium cigarette brand, EVE, which is marketed by Philip Morris in foreign markets, thereby adversely affecting Liggett's ability to penetrate those markets. Through 2000, Liggett did export other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 124.3 million cigarettes accounted for approximately 2.0% of Liggett's 2000 total unit sales volume. Revenues from export sales were $1.2 million for 2000, compared to $1.2 million for 1999 and $0.6 million for 1998. Operating losses attributable to export sales in 2000 amounted to approximately $0.3 million compared to operating income of $0.1 million in 1999 and $0.07 million in 1998. Liggett has now effectively terminated its export business as domestic margins, on even the lowest priced brands, exceed those of its export sales.

         BUSINESS STRATEGY. Liggett's business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett has received under the settlement agreements with the state attorneys general and the Master Settlement Agreement described below. Liggett's long-term business strategy is to continue to focus its marketing efforts on the discount segment of the market and to pursue niche opportunities in the premium segment. Liggett will seek to increase its profitability by reorganizing its manufacturing facility at the new site and by better targeting of marketing and selling costs using market research and analysis. Liggett intends to reinvest a portion of the price increases and cost savings in marketing to grow its volume and income in the discount segment. Liggett's strategy in the premium segment of the market is to improve the profitability of its remaining premium brand, EVE, through improved operating efficiencies, targeted promotional strategies and extension of the brand. In addition, Liggett intends to bring niche-driven premium brands to the market in the near future.

         SALES, MARKETING AND DISTRIBUTION. Liggett's products are distributed from a central distribution center in Mebane, North Carolina to 26 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution center to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 60% of customers pay more rapidly through electronic funds transfer arrangements. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 33.8% of its net sales in 2000, 30.7% of its net sales in 1999 and approximately 26.9% of its net sales in 1998. Sales to this customer were primarily in the private label discount segment and constituted approximately 38.1% in 2000, 38.2% in 1999 and 38.3% in 1998 of Liggett's discount segment sales.

         Liggett's marketing and sales functions are performed by approximately 144 direct sales representatives calling on national and regional customer accounts, together with approximately 62 part-time retail sales consultants who service retail outlets.

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

         MANUFACTURING. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2000, approximately 100% of Liggett's commitments were for the purchase of foreign tobacco.

         Liggett's new cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 210 different brand styles under Eve's and Cigarette Exporting's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

         COMPETITION. Liggett's competition is now divided into two segments. The first segment is made up of the four largest manufacturers of cigarettes in the United States: Philip Morris Incorporated, R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company, Inc. The four largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller companies, most of which are producing lower quality, deep discount cigarettes. The largest of these smaller manufacturers, Commonwealth Brands, Inc., is now the fifth largest cigarette manufacturer.

         Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty.

         Recently, during the phase-in payment period under the Master Settlement Agreement, these smaller manufacturers have generally not yet been impacted to a significant degree by the agreement and have primarily focused on the deepest discount segment of the market. Liggett's management believes, while these companies have increased market share through competitive discounting in this segment, they will lose their cost advantage over time as their payment obligations under the Master Settlement Agreement increase.

         In the cigarette business, Liggett must now compete on a dual front. The four major manufacturers compete among themselves and with Liggett for premium brand market share on the basis of brand loyalty, advertising and promotional activities, and trade rebates and incentives. These four competitors all have substantially greater financial resources and most of their brands have greater sales and consumer recognition than Liggett's premium brand. Liggett's discount brands must also compete in the marketplace with the four major manufacturers' discount brands as well as the smaller manufacturers' deep discount brands.

         Liggett's management believes, based on published industry sources, that Philip Morris' and RJR's sales together accounted for approximately 73.5% of the domestic cigarette market in 2000. Liggett's domestic shipments of approximately 6.50 billion cigarettes during 2000 accounted for 1.5% of the approximately 419.8 billion cigarettes shipped in the United States during that year, compared to 5.24 billion cigarettes in 1999 (1.2%) and 5.91 billion cigarettes (1.3%) during 1998.

         Industry-wide shipments of cigarettes in the United States have been declining for a number of years, although published industry sources estimate that domestic industry-wide shipments actually increased by approximately 0.1% (0.5 billion units) in 2000. Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have contributed to cigarette price increases.

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

         PHILIP MORRIS BRAND TRANSACTION. In November 1998, Vector and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett's subsidiary, Eve.

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

         On May 24, 1999, Trademarks borrowed $134.9 million from a lending institution. The loan is guaranteed by Eve and is collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500,000 each year with the Class A interest allocated all remaining income or loss of Trademarks. The proceeds of the loan and the exercise of the Class A option were used to retire a portion of BGLS' senior secured notes.

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

         In August 1996, the Food and Drug Administration filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the FDA's authority to assert such jurisdiction, as well as challenging the constitutionality of the rules. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA rule and began to phase in compliance with certain of the proposed FDA regulations.

         Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarette manufacturers. Recently, a Presidential commission appointed by former President Clinton issued a preliminary report recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, Congressional advocates of FDA regulation have introduced such legislation for consideration by the 107th Congress. The ultimate outcome of these proposals cannot be predicted.

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

         In 1993, Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1994, on an annualized basis or pay a domestic marketing assessment based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. After an audit, the United States Department of Agriculture informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement in 1994 and Liggett paid a $5.5 million assessment. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations were below reserve stock levels, Liggett was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

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

         In 1993, the Environmental Protection Agency released a report on the respiratory effect of secondary smoke which concluded that secondary smoke is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the agency seeking a determination that the agency did not have the statutory authority to regulate secondary smoke and that given the current body of scientific evidence and the agency's failure to follow its own guidelines in making the determination, its classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the agency may have reached different conclusions had it complied with relevant statutory requirements. The federal government has appealed the court's ruling. Whatever the ultimate outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise five cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.87 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

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

         There are various other legislative efforts pending on the federal and state level which seek, among other things, to restrict or prohibit smoking in public buildings and other areas, increase excise taxes, require additional warnings on cigarette packaging and advertising, ban vending machine sales, curtail affirmative defenses of tobacco companies in product liability litigation, place cigarettes under the regulatory jurisdiction of the FDA and require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett and Vector.

         While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Those restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to Liggett's lack of foreign operations and minimal export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to expand the existing markets.

         The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an extraordinary increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, Vector is unable to evaluate. As of December 31, 2000, there were approximately 317 individual suits, approximately 43 purported class actions or actions where class certification has been sought and approximately 90 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett is a named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. These cases are referred to herein as though commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or against Brooke Group Holding, Vector's predecessor, and a wholly-owned subsidiary of BGLS). The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act, state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20 billion annually. The action asserts claims under three Federal statutes: the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In a September 2000 ruling, the court dismissed the government's claims based on the Medical Care Recovery Act and the Medicare Secondary Payor provisions, on the ground, among others, that these statutes do not provide a basis for the relief sought. The government filed a motion seeking the court's reconsideration of this ruling, which remains pending. In the September 2000 ruling, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. This action is now moving into the discovery phase. Trial is scheduled for July 2003, although trial dates are subject to change.

         Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants. The Arizona action was dismissed, but the plaintiffs are expected to appeal that ruling.

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

         The Master Settlement Agreement is subject to final judicial approval in each of the settling states and territories, which approval has been obtained, as of December 31, 2000, in 51 of the 52 settling jurisdictions.

         Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for 1.5% of the total cigarettes shipped in the United States during 2000. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the annual and strategic contribution payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. Under the annual and strategic contribution payment provisions of the Master Settlement Agreement, the original participating manufacturers (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

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

         In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. On April 7, 2000, the jury awarded compensatory damages of $12.7 million to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5.8 million, was not timely filed. On July 14, 2000, the jury awarded approximately $145 billion in the punitive damages portion of Phase II against all defendants including $790 million against Liggett. The court entered a final order of judgment against the defendants on November 6, 2000. The court's final judgment also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on Vector. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

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

         Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790 million in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on Vector. Liggett has filed the $3.45 million bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

         It is possible that Vector's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

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

         See Note 23 to Vector's consolidated financial statements for a description of legislation, regulation and litigation and of the Master Settlement Agreement and Brooke Group Holding's and Liggett's other settlements.

VECTOR TOBACCO

         Vector Tobacco (USA) Ltd., a wholly-owned subsidiary of BGLS, owns all of the outstanding shares of Vector Tobacco Ltd., a Bermuda corporation. The two entities (collectively, "Vector Tobacco") are engaged in development projects in the tobacco industry.

         In February 2001, Vector Tobacco announced that it has developed a new proprietary technology which significantly reduces carcinogenic polycyclic aromatic hydrocarbon (PAH) compounds from cigarette smoke. As a result of the proprietary process, which employs the use of a complex catalytic system, the PAHs are reduced below the level that is known to initiate carcinomas in mouse skin-painting tests. PAHs are considered by many in the health community to be the most severe cancer-causing agent in cigarettes. Management believes, based on a recognized medical journal, that PAHs are prominent among the causative agents for lung cancer in smokers and that avoiding exposure to PAHs is an important key to decreasing lung cancer incidence.

         The new cigarettes are lighted, smoked and taste the same as conventional cigarettes. Subject to independent laboratory verification, Vector Tobacco expects to introduce this product to market in late 2001.

         The new technology is intended to compliment Vector Tobacco's rights to a proprietary process that enables the production of a tobacco cigarette that is virtually free of nicotine and virtually free of tobacco specific nitrosamines (TSNAs), another potent carcinogen found in tobacco. This process genetically modifies the tobacco seed to produce a virtually nicotine-free and TSNA-free tobacco. Cigarettes produced with this process have been tested in focus groups in the United States and overseas, with such tests confirming that these cigarettes also smoke and taste like conventional cigarettes. Vector Tobacco expects to introduce this product to market in 2002.

         Management believes that, while there is no "safe" cigarette, Vector Tobacco's new products may address the two greatest concerns of the health community about smoking - cancer causing agents and addiction. Vector Tobacco plans to combine its significantly PAH-reduced technology with its virtually nicotine-free and TSNA-free tobacco.

         These new products will be marketed by Vector Tobacco. Vector Tobacco has agreed to purchase an existing manufacturing plant in Roxboro, North Carolina, which it will convert into a modern cigarette manufacturing facility.

         Vector Tobacco's new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Vector Tobacco's intellectual property, potential delays in obtaining any necessary government approvals of Vector Tobacco's proposed new tobacco products, potential delays in obtaining the tobacco, other raw materials and any technology needed to produce Vector Tobacco's proposed new products, market acceptance of Vector Tobacco's proposed new products, competition from companies with greater resources and the dependence on key employees. See additional discussion under "Risk Factors" below.

LIGGETT-DUCAT LTD.

         On August 4, 2000, Brooke (Overseas) Ltd., a wholly-owned subsidiary of BGLS, completed the sale of all of the membership interests of Western Tobacco Investments LLC to Gallaher Overseas (Holdings) Ltd. Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat Ltd., a Russian joint stock company, through its subsidiary Western Tobacco Investments LLC. Liggett-Ducat, one of Russia's leading cigarette producers since 1892, produced or had rights to produce 26 different brands of cigarettes, including Russian brands such as PEGAS, PRIMA, NOVOSTI and BELOMORKANAL, and American blend cigarettes under the names "DUKAT" and "LD".

         The purchase price for the sale consisted of $334.1 million in cash and $64.4 million in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC, a joint venture of New Valley and Apollo Real Estate Investment

Fund III, L.P., in accordance with the terms of the participating loan. Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197.1 million, New Valley received $57.2 million and Apollo received $68.3 million. Vector recorded a gain of $161.0 million (including Vector's share of New Valley's gain), net of income taxes and minority interests, in connection with the sale in the third quarter of 2000.

         BGLS used a total of $106.8 million of the proceeds of the sale to retire its 15.75% Senior Secured Notes.


NEW VALLEY CORPORATION

         GENERAL. New Valley, a Delaware corporation, is engaged in the investment banking and brokerage business through its ownership of Ladenburg, Thalmann & Co. Inc. and in the real estate business in Russia through BrookeMil Ltd., Western Realty Development LLC and Western Realty Repin LLC. New Valley is registered under the Securities Exchange Act of 1934 and files periodic reports and other information with the SEC.

         BGLS currently holds, either directly or indirectly through BGLS' wholly-owned subsidiary, New Valley Holdings, Inc., approximately 56.2% of the Common Shares of New Valley.

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

         In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time in the open market or in privately negotiated transactions. As of March 23, 2001, New Valley had repurchased 412,000 shares for approximately $1,423.

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

         The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants, which have an initial exercise price of $12.50 per Common Share. In addition, Vector increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2000, Vector owned 56.1% of New Valley's Common Shares. If all outstanding Warrants were exercised, the percentage of the Common Shares that Vector owns would decline to 39.0%.

         LADENBURG, THALMANN & CO. INC. In May 1995, a subsidiary of New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired. Ladenburg is a full service broker-dealer, which has been a member of the New York Stock Exchange since 1876. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

         In December 1999, New Valley completed the sale of a 19.9% interest in Ladenburg to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement. Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. New Valley recorded a $4.3 million gain in connection with the transaction for the year ended December 31, 1999.

         On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire a controlling interest in GBI Capital Management Corp. and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. Upon completion of the transaction, New Valley will own approximately 50.1% of the outstanding shares of GBI, an American Stock Exchange-listed company, which will be renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10 million of cash and $10 million principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI.

         Howard M. Lorber, President and Chief Operating Officer of New Valley, will become Chairman of Ladenburg Thalmann Financial Services. Victor M. Rivas, Chairman and Chief Executive Officer of Ladenburg, will retain his role and become President and CEO of Ladenburg Thalmann Financial Services. Richard J. Rosenstock, President and Chief Operating Officer of GBI, will become Vice Chairman and COO of Ladenburg Thalmann Financial Services and continue to oversee GBI Capital Partners.

         The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

         BROOKEMIL LTD. In January 1997, New Valley entered into a purchase agreement with Brooke (Overseas) under which New Valley acquired 10,483 common shares of BrookeMil, which is engaged in the real estate development business in Moscow, Russia. These shares comprised 99.1% of the outstanding shares of BrookeMil and, in August 2000, the remaining 100 shares of BrookeMil were redeemed in connection with the sale of Western Tobacco Investments. New Valley paid Brooke (Overseas) a purchase price of $55 million for the BrookeMil shares, consisting of $21.5 million in cash and a $33.5 million 9% note. The note, which was collateralized by the BrookeMil shares, was paid during 1997.

         BrookeMil is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank, for approximately $7.5 million. This price had been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco and Morgan Stanley. Ducat Place II is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, has been planned as an office tower. The site of the proposed third phase of the project was formerly used by Liggett-Ducat Ltd., an indirect subsidiary of Vector, as the site for its former tobacco factory under a use agreement with BrookeMil. Liggett-Ducat completed construction of a new factory on the outskirts of Moscow in 1999.

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

         In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At December 31, 2000, borrowings under the new credit agreement totaled $8.2 million.

         WESTERN REALTY DEVELOPMENT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development, and Apollo agreed to contribute up to $72.0 million, including the $28.3 million investment in Western Realty Repin discussed below.

         Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4 million 29/30ths of the Class A interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4 million with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from

Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sale of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13.75 million. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

         As a result of the purchase of the Class A interests, New Valley and its subsidiaries will be entitled to 99% of subsequent distributions from Western Realty Development and Apollo will be entitled to 1% of subsequent distributions. Accordingly, New Valley will no longer account for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

         Prior to December 29, 2000, the ownership and voting interests in Western Realty Development were held equally by Apollo and New Valley. Apollo was entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment of $43.75 million, of which $42.6 million had been funded, $41.3 million was returned in connection with the sale of Western Tobacco Investments and $1.3 million was outstanding at December 29, 2000, together with a 15% annual rate of return. New Valley was then entitled to a return to the extent of its investment commitment of $23.75 million of BrookeMil-related expenses incurred and cash invested by New Valley since March 1, 1997, of which $22.6 million had been funded, $21.3 million was returned in connection with the sale of Western Tobacco Investments and $1.3 million was outstanding at December 29, 2000, together with a 15% annual rate of return. Subsequent distributions were made 70% to New Valley and 30% to Apollo. Prior to December 29, 2000, New Valley accounted for its interest in Western Realty Development on the equity method.

         New Valley, Vector and their affiliates have other business relationships with affiliates of Apollo. In January 1996, New Valley acquired from an affiliate of Apollo eight shopping centers for $72.5 million. New Valley's remaining shopping center is subject to a second mortgage in favor of the sellers. New Valley and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo have owned a substantial amount of debt securities of BGLS and hold Vector common stock and warrants.

         Western Realty Development made a $30 million participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments which held Brooke (Overseas)'s interest in Liggett-Ducat and its new factory. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. The loan, together with the 15% annual rate of return thereon, was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000.

         The cash proceeds from the August 2000 sale of Western Tobacco Investments after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in the third quarter of 2000.

         New Valley has determined that a permanent impairment occurred in the value of the site for the proposed Ducat Place III office building and related goodwill due to the economic difficulties in the Russian economy following the financial crisis of August 1998. New Valley recognized an impairment charge of $11.6 million in 1999.

         WESTERN REALTY REPIN. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 100% of both sites at December 31, 2000.

         Western Realty Repin has three classes of equity: Class A interests, of which $18.75 million were outstanding at December 31, 2000 and are owned by Apollo; Class B interests, of which $6.25 million were outstanding at December 31, 2000 and are owned by New Valley; and Class C interests, of which Apollo had subscribed for $9.5 million ($7.8 million funded) and New Valley had subscribed for $5.7 million ($4.7 million funded) at December 31, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18.75 million in Class A interests, together with a 20% annual rate of return. New Valley will then be entitled to a return of its investment of $6.25 million in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo.

         Through December 31, 2000, Western Realty Repin had advanced $37.5 million, of which $26.5 million was funded by Apollo to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to reimburse New Valley for expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

         As of December 31, 2000, BrookeMil had invested $35.7 million in the Kremlin sites and held approximately $462,000 in cash and receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22 million in 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in the site.

         In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1.5 million to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale is scheduled for the second quarter of 2001 following satisfaction of various regulatory requirements.

         The development of Ducat Place III and the Kremlin sites will require significant amounts of debt and other financing. New Valley is considering potential financing alternatives on behalf of Western Realty Development and BrookeMil. However, in light of the recent economic turmoil in Russia, there is a risk that such financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Development and BrookeMil to curtail or delay the planned development of Ducat Place III and the Kremlin sites.

         NEW VALLEY REALTY DIVISION. In January 1996, New Valley acquired four office buildings and eight shopping centers for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The office buildings and shopping centers have been operated through its New Valley Realty division.

         In September 1998, New Valley completed the sale to institutional investors of the office buildings for an aggregate purchase price of $112.4 million and recognized a gain of $4.7 million on the sale. New Valley received approximately $13.4 million in cash from the transaction before closing adjustments and expenses. The office buildings were subject to approximately $99.3 million of mortgage financing which was retired at closing.

         In January 1996, New Valley acquired the shopping centers for an aggregate purchase price of $72.5 million. Each seller was an affiliate of Apollo. The shopping centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukie, Oregon; Richland and Marysville, Washington; and Kanawha, West Virginia.

         In November 1997, New Valley sold its Marathon, Florida shopping center for $5.4 million and recognized a gain of $1.2 million on the sale. In August 1999, New Valley sold to entities affiliated with P.O'B. Montgomery & Company five shopping centers for an aggregate purchase price of $46.1 million before closing adjustments and expenses. The shopping centers were subject to approximately $35 million of mortgage financing, which was assumed by the purchasers at closing. New Valley recorded a gain of $3.8 million on the sale of the five centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses.

         Space in New Valley's remaining shopping center in Kanawha, West Virginia is leased to a variety of commercial tenants and, as of December 31, 2000, the aggregate occupancy of the center was 90%. The property is subject to approximately $11.3 million of an underlying mortgage in favor of its senior lender and a second mortgage in favor of the original sellers.

         THINKING MACHINES CORPORATION. Thinking Machines, New Valley's 73% owned subsidiary, designed, developed, marketed and supported software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers. This software was designed to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream was Darwin(R), a data mining software tool set with which a customer can analyze large amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes. The customer can then send this information through systems integration to those divisions of the customer, which can use it to more effectively anticipate and solve business problems. No material revenues were recognized by Thinking Machines from the sale or licensing of such software and services.

         In June 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and up to an additional $20.3 million, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 period. In June 2000, Thinking Machines recognized a $150,000 gain related to Oracle's payment of the first installment of $150,000 from the $400,000 of the purchase price escrowed in connection with the sale.

         MISCELLANEOUS INVESTMENTS. At December 31, 2000, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in an Internet application service provider that develops and distributes direct marketing and customer relationship products and services.

         As of December 31, 2000, long-term investments consisted primarily of investments in limited partnerships of $4.7 million, including investments in various Internet-related businesses that were carried at $321,000 at December 31, 2000.

         New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.

CORPORATE DEVELOPMENTS

         Effective October 1, 1999, Vector was reorganized into a holding company form of organizational structure. The new corporate structure was implemented by the merger of a wholly-owned indirect subsidiary of the former Brooke Group Ltd., the predecessor of the current Vector, with the predecessor, which was the surviving corporation. As a result of this merger, each share of the common stock of the predecessor issued and outstanding or held in its treasury was converted into one share of common stock of the current Vector (originally known as BGL Successor Inc.). The current Vector became the holding company for the business and operations previously conducted by the predecessor and its subsidiaries, and the predecessor become an indirect wholly-owned subsidiary of Vector. On the effective date of the merger, the name of the current Vector was changed to Brooke Group Ltd. and the name of the predecessor was changed to Brooke Group Holding Inc. Effective May 24, 2000, Vector changed its name from Brooke Group Ltd. to Vector Group Ltd.

         In connection with the merger, BGLS Inc., a subsidiary of the predecessor, sold the stock of all of its direct wholly-owned subsidiaries, other than Liggett, to BGLS Holding Inc., a Delaware corporation which is a wholly-owned subsidiary of Vector. In consideration for such shares, BGLS transferred and assigned to BGLS Holding, and BGLS Holding assumed and agreed to perform and discharge, pursuant to a supplemental indenture, all of BGLS' obligations under the Indenture for BGLS' 15.75% Series B Senior Secured Notes due 2001, which were retired in September 2000. In addition, BGLS Holding assumed all of BGLS' liability as plan sponsor of three pension plans. Following these transactions, BGLS merged into the predecessor and the name of BGLS Holding was changed to BGLS Inc.

         Except as otherwise stated, all references in this report to Vector and BGLS include references to their predecessors.

         All information in this report concerning Vector's common stock has been adjusted to give effect to the 5% stock dividends paid to stockholders on September 30, 1999 and September 28, 2000.

EMPLOYEES

         At December 31, 2000, Vector had approximately 885 full-time employees, of whom approximately 454 were employed by Liggett and approximately 400 were employed by New Valley. Approximately 22% of Vector's employees are hourly employees and are represented by unions. Vector has not experienced any significant work stoppages since 1977, and Vector believes that relations with its employees and their unions are satisfactory.

                                  RISK FACTORS

VECTOR IS A HOLDING COMPANY AND DEPENDS ON CASH PAYMENTS FROM SUBSIDIARIES WHICH ARE SUBJECT TO RESTRICTIONS

         Vector is a holding company and has no operations of its own. Vector's ability to pay dividends on its common stock depends primarily on the ability of Liggett and New Valley, in which Vector indirectly holds an approximately 56% interest, to generate cash and make it available to Vector. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to Vector unless Liggett's adjusted net worth and borrowing availability exceed specified levels.

         As the controlling New Valley stockholder, Vector must deal fairly with New Valley, which may limit its ability to enter into transactions with New Valley that result in the receipt of cash from New Valley and to influence New Valley's dividend policy. In addition, since Vector owns only approximately 56% of the common shares of New Valley, a significant portion of any cash and other assets distributed by New Valley will be received by persons other than Vector and its subsidiaries.

         Vector's receipt of cash payments, as dividends or otherwise, from its subsidiaries is an important source of its liquidity and capital resources. If Vector does not receive payments from its subsidiaries in an amount sufficient to repay its debts, it must obtain additional funds from other sources. There is a risk that Vector will not be able to obtain additional funds at all or on terms acceptable to Vector. Vector's inability to service these obligations would significantly harm Vector and the value of its common stock.

LIGGETT FACES INTENSE COMPETITION IN THE DOMESTIC TOBACCO INDUSTRY

         Liggett is considerably smaller and has fewer resources than all its major competitors and has a more limited ability to respond to market developments. Published industry sources indicate that the three largest manufacturers control approximately 85.2% of the United States cigarette market. Philip Morris Companies Inc. is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Based on published industry sources, Liggett's management believes that Philip Morris had more than 60.7% of the premium segment and more than 50.5% of the total domestic market during 2000. Philip Morris and RJR, the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. The other cigarette manufacturers historically have brought their prices into line with the levels established by the two major manufacturers.

LIGGETT'S BUSINESS IS HIGHLY DEPENDENT ON THE DISCOUNT SEGMENT

         Liggett depends more on sales in the discount segment of the market, relative to the full-price premium segment, than its major competitors. Approximately 89% of Liggett's net sales in 2000 were generated in the discount segment. The discount segment is highly competitive with consumers having less brand loyalty and placing greater emphasis on price. While the four major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers, most of which are producing low quality, deep discount cigarettes. While Liggett's share of the discount market increased from 3.9% in 1999 to 5.3% in 2000, published industry sources indicate that these smaller manufacturers' total market share increased from 8.8% to 13.8% due to their increased competitive discounting. If the discount market pricing continues to be impacted by these smaller manufacturers, margins in Liggett's largest market segment could be negatively affected, which in turn could negatively affect the value of Vector's common stock.

LIGGETT'S MARKET SHARE HAS DECLINED IN RECENT PERIODS

         Liggett has suffered a substantial decline in unit sales and associated market share in recent years, although Liggett's unit sales and market share actually increased during 2000. This market share erosion results in part from its highly leveraged capital structure that existed until December 1998 and Liggett's limited ability to match other competitors' wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. Based on published industry sources, Liggett's management believes that Liggett's overall market share during 2000 was 1.5%, compared with 1.2% for 1999 and 1.3% for 1998. Based on published industry sources, Liggett's management believes that Liggett's share of the premium segment during 2000 was .2%, down from .3% in 1999 and .5% in 1998, and its share of the discount segment during 2000 was 5.3%, up from 3.9% in 1999 and 3.5% for 1998. As adjusted for the Philip Morris brand transaction, Liggett's share of the premium segment during 1998 was .2%. If Liggett's market share declines, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of Vector's common stock.

THE DOMESTIC CIGARETTE INDUSTRY HAS EXPERIENCED DECLINING UNIT SALES IN RECENT PERIODS

         Industry-wide shipments of cigarettes in the United States have been steadily declining for a number of years, although published industry sources estimate that domestic industry-wide shipments increased by approximately .1% in 2000. Published industry sources estimate that domestic industry-wide shipments decreased by approximately 9.0% in 1999 compared to 1998. While Liggett's domestic shipments increased 24.0% in 2000, Liggett's unit sales volume in 1999 decreased more significantly (11.3%) than the overall domestic market without giving effect to the Philip Morris transaction. Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking and legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expense which have contributed to large cigarette price increases. If this decline in industry shipments continues and Liggett is unable to capture market share from its competitors, or if the industry is unable to offset the decline in unit sales with price increases, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of Vector's common stock.

LITIGATION AND REGULATION WILL CONTINUE TO HARM THE TOBACCO INDUSTRY

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2000, there were approximately 317 individual suits, 43 purported class actions and 90 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790 million in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on Vector. Liggett has filed the $3.45 million bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. Vector is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but Vector's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such smoking-related litigation.

LIGGETT HAS SIGNIFICANT SALES TO A SINGLE CUSTOMER

         In 2000, 33.8% of Liggett's net sales, 38.1% of Liggett's net sales in the discount segment and 24.6% of Vector's consolidated revenues were to Liggett's largest customer. If this customer were to discontinue its relationship with Liggett or experience financial difficulties, Liggett's results of operations could be adversely affected.

EXCISE TAX INCREASES MAY ADVERSELY AFFECT CIGARETTE SALES

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise five cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.87 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels. A substantial federal or state excise tax increase could accelerate the trend away from smoking and could have an unfavorable effect on Liggett's sales and profitability.

VECTOR TOBACCO IS SUBJECT TO RISKS INHERENT IN NEW PRODUCT DEVELOPMENT
INITIATIVES

         Vector plans to make significant investments in Vector Tobacco's development projects in the tobacco industry. Vector Tobacco is currently involved with the development of new cigarette products designed to both reduce cancer causing agents in cigarettes to below the level that initiates carcinomas in mouse skin-painting tests and to be virtually free of nicotine. These initiatives are subject to a high level of risks, uncertainties and contingencies, including the challenges inherent in new product development. There is a risk that investments in Vector Tobacco will harm Vector's profitability (if any) or liquidity or cash flow.

         The substantial risks facing Vector Tobacco include:

         RISKS OF MARKET ACCEPTANCE OF THE NEW PRODUCTS. Vector Tobacco has conducted limited testing of cigarettes produced from tobacco genetically modified to produce a virtually nicotine-free and TSNA-free cigarette, and has been encouraged by the initial results. However, virtually nicotine-free and TSNA-free or low PAH cigarettes may not be accepted ultimately by adult smokers. Adult smokers may decide not to purchase cigarettes made with virtually nicotine-free and TSNA-free or low PAH tobaccos due to taste or other preferences, or due to the use of genetically modified tobacco or the virtual absence of nicotine.

         COMPETITION FROM OTHER CIGARETTE MANUFACTURERS WITH GREATER RESOURCES. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than Vector Tobacco has, including, financial and personnel resources. While other major tobacco companies have stated that they are working on reduced risk, "safer" cigarette products, limited additional information is publicly available concerning their activities at this time. There is a substantial likelihood that other major tobacco companies will introduce products that are designed to compete directly with Vector Tobacco's virtually nicotine-free and TSNA-free and low PAH products.

         POTENTIAL DISPUTES CONCERNING INTELLECTUAL PROPERTY. Vector Tobacco's success in commercially exploiting its proprietary technology for its virtually nicotine-free and TSNA-free and low PAH products depends in large part on its ability to defend issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, it must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign counties.

         Intellectual property rights, including Vector Tobacco's patents (owned or licensed), involve complex legal and factual issues. Any conflicts resulting from third party patent applications and patents could significantly limit Vector Tobacco's ability to obtain meaningful patent protection or to commercialize its technology. If necessary patents currently exist or are issued to other companies that contain competitive or conflicting claims, Vector Tobacco may be required to obtain licenses to these patents or to develop or obtain alternative technology. Such licensing agreements, if required, may be unavailable on acceptable terms or at all. If such licenses are not obtained, Vector Tobacco could be delayed in or prevented from pursuing the development or commercialization of its new cigarette products. Any new technology, if feasible, could take several years to develop.

         Litigation which could result in substantial cost may also be necessary to enforce any patents to which Vector Tobacco has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect its rights. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. Vector Tobacco may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial costs. There can be no assurance that its licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on Vector Tobacco's business, operating results and prospects.

         Vector Tobacco may also rely on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached or terminated, that Vector Tobacco will have adequate remedies for any breach, or that its trade secrets will not otherwise become known or be independently discovered by competitors.

         DEPENDENCE ON KEY SCIENTIFIC PERSONNEL. Vector Tobacco's business depends for its continued development and growth on the continued services of key scientific personnel. The loss of Dr. Robert Bereman, Vice President of Chemical Research, or Dr. Mark A. Conkling, Vice President of Genetic Research, could have a serious negative impact upon Vector Tobacco's business, operating results and prospects.

         ABILITY TO RAISE CAPITAL AND MANAGE GROWTH OF BUSINESS. If Vector Tobacco is successful in introducing to market and increasing consumer acceptance for its new cigarette products, Vector Tobacco will be required to obtain significant amounts of additional capital and manage substantial volume from its customers. There can be no assurance that adequate amounts of additional capital will be available to Vector Tobacco to fund the growth of its business. To accommodate any such growth and compete effectively, Vector Tobacco will also be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. Vector Tobacco will face competition for these people. Its ability to successfully manage such volume also will be dependent on its ability to scale up its tobacco processing and production operations. There can be no assurance that it can overcome the challenge of scaling its processing and production operations or that its personnel, systems, procedures and controls will be adequate to support its future operations.

         POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS. Vector Tobacco's business may become subject to extensive government regulation. Various proposals have been made for federal and state legislation to regulate cigarette manufacturers. The ultimate outcome of these proposals cannot be predicted. It is possible that laws and regulations may be adopted covering such issues as the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with new less hazardous cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. Any new laws or regulations of this type could delay Vector Tobacco's introduction of its new products to market or may require it to incur significant expense in complying with any new regulation or in obtaining any necessary government approvals.

         POTENTIAL DELAYS IN OBTAINING TOBACCO, OTHER RAW MATERIALS AND ANY TECHNOLOGY NEEDED TO PRODUCE NEW PRODUCTS. Vector Tobacco is dependant on third parties to produce tobacco and other raw materials that Vector Tobacco will require to manufacture its new products. In addition, Vector Tobacco may need to obtain licenses to technology subject to patents or proprietary rights of third parties to produce its products. The failure by such third parties to supply Vector Tobacco with tobacco, other raw materials and technology on commercially reasonable terms, or at all, in the absence of readily available alternative sources, would have a serious negative impact on Vector Tobacco's business, operating results and prospects. There is also a risk that interruptions in the supply of these materials and technology may occur in the future. Any interruption in their supply could have a serious negative impact on Vector Tobacco.

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

         RISKS OF REAL ESTATE DEVELOPMENT PROJECTS. New Valley is engaged in a variety of real estate development projects in Russia. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

         RISKS RELATING TO RUSSIAN REAL ESTATE OPERATIONS. New Valley has significant real estate development operations in Russia. These operations are subject to a high level of risk.

         In its on-going transition from a centrally-controlled economy under communist rule, Russia has experienced dramatic political, social and economic upheaval. There is a risk that further reforms necessary to complete this transition will not occur. In August 1998, the economy of the Russian Federation entered a period of even greater economic instability which has continued since that time. The country's currency continues to devalue. There is continued volatility in the debt and equity markets, and hyperinflation persists. Confidence in the banking sector has yet to be restored, and there continues to be a general lack of liquidity in the economy. In addition, New Valley may be harmed by regulatory, political and legal developments beyond the control of companies operating in the Russian Federation, including:

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

         As a result of the recent economic difficulties in the Russian economy, New Valley took a charge of $11.6 million in 1999 for a permanent impairment in the value of the site for the proposed Ducat Place III office building and related goodwill. The uncertainties in Russia may also impair New Valley's ability to complete planned financing and investing activities. The development of certain Russian properties will require significant amounts of debt and other financing. In acquiring its interest in the Kremlin sites, New Valley agreed with the City of Moscow to invest an additional $22 million by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, New Valley is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in one of the sites. New Valley is considering potential financing alternatives on behalf of the joint ventures. However, given the recent economic turmoil in Russia, there is a risk that financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force the joint ventures to curtail or delay their projects.

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

VECTOR DEPENDS ON ITS KEY PERSONNEL

         Vector depends on the efforts of its executive officers and other key personnel. While Vector believes that it could find replacements for these key personnel, the loss of their services could have a significant adverse effect on Vector's operations. Vector does not maintain key-man life insurance for any of its personnel.

VECTOR AND NEW VALLEY HAVE MANY POTENTIALLY DILUTIVE SECURITIES OUTSTANDING

         In March 1998, in connection with agreements to amend the terms of BGLS' senior secured notes then outstanding, Vector issued five-year warrants, of which warrants to purchase 2,205,000 shares of Vector's common stock, at a price of $4.53 per share, are currently outstanding and exercisable. In 1998, Vector granted options for shares of Vector's common stock, at a price of $5.45 per share, to a law firm that represents Vector, Liggett and New Valley, of which options for 1,063,125 shares are currently outstanding and exercisable. At December 31, 2000, Vector had outstanding options granted to employees and a consultant to purchase 8,918,503 shares of its common stock, at prices ranging from $.91 to $18.63 per share, of which options for 4,212,240 shares are exercisable during 2001. The issuance of these shares will cause dilution which may adversely affect the market price of Vector's common stock. The availability for sale of significant quantities of Vector's common stock could adversely affect the prevailing market price of the stock.

         As part of New Valley's recapitalization, a total of 17,898,629 warrants to purchase common shares were issued to New Valley's stockholders. The potential issuance of common shares on exercise of the warrants would increase the number of New Valley's common shares outstanding by more than 80%.

VECTOR'S STOCK PRICE HAS BEEN VOLATILE

         The trading price of Vector's common stock has fluctuated widely, ranging between $10.13 and $23.50 per share over the past 52 weeks. The overall market and the price of its common stock may continue to fluctuate greatly. The trading price of its common stock may be significantly affected by various factors, including:

         o the depth and liquidity of the trading market for Vector's common stock;

         o quarterly variations in its actual or anticipated operating results;

         o changes in investors' and analysts' perceptions of the business and legal risks facing Vector and the tobacco industry;

         o    changes in estimates of its earnings by investors and analysts;
              and

         o    announcements or activities by its competitors.

ITEM 2. PROPERTIES

         Vector's and New Valley's principal executive offices are located in Miami, Florida. Vector leases 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which it shares with New Valley and various of their subsidiaries. New Valley has entered into an expense-sharing arrangement for use of such office space. The lease expires in May 2003.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Mebane and Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 2000, the principal properties owned or leased by Liggett are as follows:

                                                    OWNED        APPROXIMATE
                                                      OR        TOTAL SQUARE
TYPE                             LOCATION           LEASED         FOOTAGE
- ----                             --------           ------      -------------
Office and
   Manufacturing Complex         Durham, NC         Owned           836,000
Warehouse                        Durham, NC         Owned           203,000
Storage Facilities               Danville, VA       Owned           578,000
Office and
   Manufacturing Complex         Mebane, NC         Owned           240,000
Warehouse                        Mebane, NC         Owned            60,000

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

         In November 1999, 100 Maple Lane LLC, a newly formed entity owned by Liggett, purchased for $8.4 million an industrial facility in Mebane, North Carolina. The Mebane facility is an approximately 240,000 square foot manufacturing facility located on 42 acres. Liggett completed the relocation of its tobacco manufacturing operations from Durham, North Carolina to the Mebane facility, which is approximately 30 miles from Durham, in October of 2000.

         In February 2001, Liggett sold the Smith Warehouse in Durham to Duke University for a sale price of $2 million and will recognize a gain of approximately $542,000 during the first quarter of 2001.

         Ladenburg leases approximately 74,000 square feet of office space under a lease that expires on June 30, 2015. Effective September 1, 1999, Ladenburg subleased approximately 13,125 square feet of office space under a 10-year sublease. New Valley's operating properties are described above.

         In February 2001, Vector Tobacco agreed to purchase for $8.4 million an industrial facility in Roxboro, North Carolina which it will convert to a modern cigarette manufacturing facility. Closing of the purchase is subject to customary closing conditions.

ITEM 3. LEGAL PROCEEDINGS

         Liggett (and, in certain cases, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. "Business -- Liggett Group Inc. -- Legislation, Regulation and Litigation." Reference is made to Note 23 to Vector's consolidated financial statements, which contains a general description of certain legal proceedings to which Brooke Group Holding, BGLS, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of Vector and its subsidiaries without charge upon written request to Vector at its principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 2000, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below, together with the accompanying text, presents certain information regarding all current executive officers of Vector as of March 23, 2001. Each of the executive officers of Vector serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

                                                                                   YEAR INDIVIDUAL
                                                                                      BECAME AN
                       NAME               AGE               POSITION              EXECUTIVE OFFICER
                       ----               ---               --------              -----------------

              Bennett S. LeBow             63        Chairman of the Board               1990
                                                       and Chief Executive
                                                       Officer of Vector

              Howard M. Lorber             52        President and Chief                 2001
                                                       Operating Officer of
                                                        Vector

              Richard J. Lampen            47        Executive Vice President            1996
                                                       of Vector

              Joselynn D. Van Siclen       60        Vice President, Chief               1996
                                                       Financial Officer and
                                                       Treasurer of Vector

              Marc N. Bell                 40        Vice President, General             1998
                                                       Counsel and Secretary
                                                       of Vector

              Ronald J. Bernstein          47        President and Chief                 2000
                                                       Executive Officer of
                                                       Liggett


         BENNETT S. LEBOW has been the Chairman of the Board and Chief Executive Officer of Vector since June 1990 and has been a director of Vector since October 1986. Since November 1990, he has been Chairman of the Board and Chief Executive Officer of BGLS. Mr. LeBow has been a director of Liggett since June 1990. Mr. LeBow has been Chairman of the Board of New Valley since January 1988, and Chief Executive Officer since November 1994.

         HOWARD M. LORBER has been President and Chief Operating Officer of Vector and BGLS since January 2001. Since November 1994, Mr. Lorber has served as President and Chief Operating Officer of New Valley, where he also serves as a director. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Vector and Liggett from January 1994 to January 2001; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and a director of PLM International Inc., a leasing company, since January 1999.

         RICHARD J. LAMPEN has served as the Executive Vice President of Vector and of BGLS since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, Thinking Machines, CDSI Holdings Inc. and PANACO, INC., an independent oil and gas exploration and production company. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         JOSELYNN D. VAN SICLEN has been Vice President, Chief Financial Officer and Treasurer of Vector and of BGLS since May 1996, and currently holds various positions with certain of BGLS' subsidiaries, including Vice President and Treasurer of Eve since April 1994 and May 1996, respectively. Prior to May 1996, Ms. Van Siclen served as Director of Finance of Vector and was employed in various accounting capacities with subsidiaries of Vector since 1992. Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P.

         MARC N. BELL has been the Vice President of Vector and of BGLS since January 1998 and has served as General Counsel and Secretary of Vector and of BGLS since May 1994. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein o Badillo o Wagner o Harding in New York, New York.

         RONALD J. BERNSTEIN has served as President and Chief Executive Officer of Liggett since September 1, 2000. Since April 1995, Mr. Bernstein has been President of Brooke (Overseas) and, from July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Vector's common stock is listed and traded on the New York Stock Exchange under the symbol "VGR". The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

                                                                CASH
YEAR                             HIGH            LOW          DIVIDENDS
- ----                             ----            ---          ---------

2000:
Fourth Quarter                 $ 17.38        $ 13.19             $.40
Third Quarter                    19.53          12.73              .38
Second Quarter                   19.05          10.30              .24
First Quarter                    16.91          10.13              .24

1999:
Fourth Quarter                 $ 17.50        $ 12.91             $.24
Third Quarter                    21.49          15.71              .24
Second Quarter                   24.15          12.47              .07
First Quarter                    22.11          14.12              .07

         At March 23, 2001, there were approximately 381 holders of record of Vector's common stock.

         The declaration of future cash dividends is within the discretion of the Board of Directors of Vector and is subject to a variety of contingencies such as market conditions, earnings and the financial condition of Vector as well as the availability of cash. The payment of dividends and other distributions to Vector by BGLS may be limited by the terms of debt incurred by BGLS. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to Vector unless Liggett's adjusted net worth and borrowing availability exceed specified levels.

         Vector paid a 5% stock dividends on September 30, 1999 and September 28, 2000 to the holders of Vector's Common Stock. All information presented above is adjusted for the stock dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities of Vector which were not registered under the Securities Act of 1933 have been issued or sold by Vector during the year ended December 31, 2000, except (i) for the grant of stock options to employees of Vector and/or its subsidiaries as described in Note 20 to Vector's consolidated financial statements; (ii) 2,362,947 shares of Vector's common stock issued upon exercise of warrants, with an exercise price of $.10 per share, paid by the surrender of 7,428 warrants and cash; and (iii) 215,019 shares of Vector's common stock issued upon exercise of options granted to a law firm, with an exercise price of $5.45 per share, paid by the surrender of 99,981 options. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                VECTOR GROUP LTD.

                                              ----------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                              ------------- ------------- -------------- ------------- -------------
                                                  2000          1999          1998           1997          1996
                                              ------------- ------------- -------------- ------------- -------------
                                                        (dollars in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues(1)..............................        $739,631      $567,045      $444,566       $389,615      $460,356
Income (loss) from continuing operations.         169,570       236,084        24,219        (51,421)      (65,515)
Gain from discontinued operations........           6,469         1,249         3,208          1,536         2,982
Loss from extraordinary items(3).........          (1,821)       (1,660)           --             --            --
Net income (loss)........................         174,218       235,673        27,427        (49,885)      (62,533)

Per basic common share:
  Income (loss) from continuing
      operations(2) (4)..................            7.21         10.22          1.08          (2.57)        (3.12)
  Gain from discontinued operations......            0.28          0.05          0.14           0.08          0.14
  Loss from extraordinary items..........           (0.08)        (0.07)           --             --            --
  Net income (loss) applicable to
      common shares......................            7.41         10.20          1.22          (2.50)        (2.98)

Per diluted common share:
  Income (loss) from continuing
      operations.........................            6.12          8.39          0.89          (2.57)        (3.12)
  Gain from discontinued operations......            0.23          0.04          0.12           0.08          0.14
  Loss from extraordinary items..........           (0.07)        (0.06)           --             --            --
  Net income (loss) applicable to
      common shares......................            6.28          8.37          1.01          (2.50)        (2.98)
Cash distributions declared per common
  share..................................            1.26          0.61          0.27           0.27          0.27


BALANCE SHEET DATA:
Current assets...........................        $269,942      $188,732      $122,560      $  66,759     $  80,552
Total assets ............................         461,975       504,448       228,982        125,234       177,677
Current liabilities......................         138,775       226,654       273,441        139,278       204,463
Notes payable, long-term debt and
  other obligations, less current portion          39,890       148,349       262,665        399,835       378,243
Noncurrent employee benefits, minority
  interests and other long-term liabilities       270,861       262,543        87,051         74,518        49,960
Stockholders' equity (deficit)...........          12,449      (133,098)     (394,175)      (488,397)     (454,989)

- ------------------------

(1)  Revenues include excise taxes of $116,166, $66,698, $82,613, $87,683 and
     $112,218, respectively.

(2) Per share computations include the impact of New Valley's repurchase of Class A Preferred Shares in 1996.

(3) In 2000 and 1999, extraordinary items represent loss resulting from the early extinguishment of debt.

(4) Per share computations include the impact of 5% stock dividends on September 28, 2000 and September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

         Vector is a holding company for a number of businesses. It is engaged principally in:

         o the manufacture and sale of cigarettes in the United States through its subsidiary Liggett Group Inc.;

         o the development of new less hazardous cigarette products through its Vector Tobacco subsidiaries; and

         o the investment banking and brokerage business in the United States and the real estate business in Russia through its majority-owned subsidiary New Valley Corporation.

         Vector's domestic cigarette business, Liggett, shipped approximately
6.50 billion cigarettes during 2000 which accounted for 1.5% of the total cigarettes shipped in the United States during that year. Approximately 89% of Liggett's net sales in 2000 were generated in the discount segment.

         Vector believes that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 state attorneys general and various territories, Liggett's four major competitors must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market.

         Vector's majority-owned subsidiary New Valley is engaged in:

         o the investment banking and securities brokerage business through its subsidiary Ladenburg Thalmann & Co.; and

         o the real estate business in Russia through its joint ventures Western Realty Development LLC and Western Realty Repin LLC.

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

         The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197,098 and New Valley received $57,208 in accordance with the terms of the participating loan. Vector recorded a gain of $161,000 (including Vector's share of New Valley's gain), net of income taxes and minority interests, in connection with the transaction in the third quarter of 2000.

         ACQUISITION OF GBI CAPITAL MANAGEMENT. On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire a controlling interest in GBI Capital Management Corp. and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. Upon completion of the transaction, New Valley will own approximately 50.1% of the outstanding shares of GBI, an American Stock Exchange-listed company, which will be renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI.

         The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2000, there were approximately 317 individual suits, 43 purported class actions and 90 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. Vector is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but Vector's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such smoking-related litigation. See Note 23 to Vector's consolidated financial statements for a description of legislation, regulation and litigation.

         In March 1996, March 1997 and March 1998, Brooke Group Holding and Liggett entered into settlements of tobacco-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all tobacco claims including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors. See the discussions of the tobacco litigation settlements appearing in Note 23 to Vector's consolidated financial statements.

RESULTS OF OPERATIONS

         The following discussion provides an assessment of the results of operations, capital resources and liquidity of Vector and should be read in conjunction with Vector's consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of BGLS, Liggett, Brooke (Overseas), Liggett-Ducat (through July 31, 2000) and other less significant subsidiaries. As of June 1, 1999, New Valley became a consolidated subsidiary of Vector as a result of New Valley's recapitalization in which Vector's interest in New Valley's common shares increased to 55.1%. New Valley's stock repurchase program, which began in late 1999, increased Vector's interest to 56.1% at December 31, 2000.

         For purposes of this discussion and other consolidated financial reporting, Vector's significant business segments for the years ended December 31, 2000 and 1999 were tobacco sold in the United States and Russia, broker-dealer transactions and real estate. Vector's significant business segment for the year ended December 31, 1998 was tobacco sold in the United States and Russia.

2000 COMPARED TO 1999 AND 1999 COMPARED TO 1998

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                2000              1999             1998
                                                ----              ----             ----
                                                         (Dollars in Thousands)
NET REVENUES:
- ------------
  Liggett............................            $539,059         $422,748         $347,129
  Liggett-Ducat(1)...................             107,263          100,059           97,437
                                                ---------        ---------         --------
    Total tobacco....................             646,322          522,807          444,566

  Broker-dealer(2)...................              90,111           40,852               --
  Real estate(2).....................               3,198            3,386               --
                                                ---------        ---------         --------
      Total revenues.................           $ 739,631        $ 567,045         $444,566
                                                =========        =========         ========

OPERATING INCOME:
- ----------------
  Liggett............................           $  71,434        $  76,700         $ 54,422
  Liggett-Ducat(1)...................              (5,667)           5,215           13,234
                                                ---------        ---------         --------
      Total tobacco..................              65,767           81,915           67,656

  Broker-dealer(2)...................               6,212              369               --
  Real estate(2).....................              (5,335)            (776)              --
  Corporate and other(2).............             (20,245)          (9,505)           3,938
                                                ---------        ---------         --------
      Total operating income.........           $  46,399       $   72,003        $  71,594
                                                =========        =========         ========

      (1) Liggett-Ducat's revenues and operating income are included through the seven months ended July 31, 2000, and the years ended
           December 31, 1999 and 1998.

      (2) New Valley became a consolidated subsidiary of Vector on June 4, 1999. Broker-Dealer, Real Estate and New Valley's portion of Corporate and other are included for the year ended December 31, 2000 and seven months ended December 31, 1999.

2000 COMPARED TO 1999

         REVENUES. Total revenues were $739,631 for the year ended December 31, 2000 compared to $567,045 for the year ended December 31, 1999. This 30.4% ($172,586) increase in revenues was due to a $116,311 or 27.5% increase in revenues at Liggett, a $7,204 or 7.2% increase at Liggett-Ducat and twelve months of revenues from Ladenburg of $90,111, a difference of $49,259 when compared to seven months of revenue in the prior year. This was offset by a decrease in real estate revenues of 5.5% or $188.

         TOBACCO REVENUES. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $16.50 per carton. In August 1999, the major cigarette manufacturers, including Liggett, announced a list price increase of $1.50 per carton.

         Tobacco revenues at Liggett increased for both the premium and discount segments due to a 22.8% ($96,587) increase in unit sales volume (approximately 1,152.9 million units) and to price increases of $23,131 partially offset by $3,407 in unfavorable sales mix.

         Premium sales at Liggett for the year ended December 31, 2000 amounted to $58,892 and represented 10.9% of total Liggett sales, compared to $78,182 and 18.5% of total sales for 1999. In the premium segment, revenues declined by 24.7% ($19,290) in the year ended December 31, 2000 compared to 1999, due to an unfavorable volume variance of $26,344, reflecting a 33.7% decline in unit sales volume (approximately 272.7 million units), primarily due to the closing of the Philip Morris brand transaction on May 24, 1999, which was partially offset by price increases of $7,054. As adjusted for the contribution of the three brands in the Philip Morris brand transaction, the decline in Liggett's premium segment from the prior year period was 7.5% (approximately 43.8 million units). This compared to an overall industry increase in the premium segment of approximately 0.23% (approximately 700 million units) during 2000 versus the prior year.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for 2000 amounted to $480,167 and represented 89.1% of total Liggett sales, compared to $344,566 and 81.5% of total Liggett sales in 1999. In the discount segment, revenues grew by 39.4% ($135,601) in the year ended December 31, 2000 compared to 1999, due to a 33.6% increase in unit sales volume (approximately 1,425.6 million units) accounting for $115,940 in positive volume variance, price increases of $16,077 and a favorable product mix among the discount brand categories of $3,584.

         For the year ended December 31, 2000, fixed manufacturing costs on a basis comparable to 1999 at Liggett were $305 higher, although costs per thousand units of $2.62 declined from the previous year's $2.97 (an 11.8% decrease), against a 15.2% increase in production volume. On a per-thousand-units basis, fixed payroll expense and indirect labor of $1.11 for the year just ended fell from $1.27 in 1999 (a decline of 12.6%), while fixed non-payroll expenses similarly declined to $1.52 from the prior year's $1.69 (a 10.1% decrease).

         The increase in tobacco revenues at Liggett-Ducat, which was sold on August 4, 2000, was attributable to increased volume at the new factory and a favorable product mix of $3,672 offset by a continuing decline in prices compared to the prior period. Liggett-Ducat's sales volume during the 1999 period was adversely affected by the move to the new factory and price declines in Russia following the continued decline in the value of the ruble.

         TOBACCO GROSS PROFIT. Tobacco consolidated gross profit was $389,009 for the year ended December 31, 2000 compared to $333,179 for the year ended December 31, 1999, an increase of $55,830 or 16.8% over 1999, due primarily to volume and price increases at Liggett offset by the price declines and the sale of Liggett-Ducat on August 4, 2000 discussed above. Liggett's premium brands contributed 11.2% to Vector's gross profit, the discount segment contributed 85.0% and Liggett-Ducat contributed 3.8% for the year ended December 31, 2000. In 1999, Liggett's premium brands contributed 17.7% to Vector's gross profit, the discount segment contributed 75.9% and Liggett-Ducat contributed 6.4%.

         Liggett's gross profit of $374,079 for the year ended December 31, 2000 increased $63,115 or 20.3% from gross profit of $310,964 in 1999, due primarily to the volume and price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 85.8% for the year ended December 31, 2000 compared to 85.5% in 1999, with gross profit for the premium segment at 87.2% in 2000 and 85.8% in 1999 and gross profit for the discount segment at 85.7% in 2000 and 85.4% in 1999. This increase was primarily the result of the 2000 volume and list price increases and, to a lesser degree, improved production variances.

         BROKER-DEALER AND REAL ESTATE REVENUES. New Valley's broker-dealer revenues were $90,111 for the year ended December 31, 2000 compared with $40,852 for the seven months ended December 31, 1999. Ladenburg's revenues for 2000 increased due to an expansion of its trading and brokerage activities and increased revenues from private placement and advisory activities, partially offset by a decrease in commissions as a result of a less active market in the fourth quarter 2000 versus the fourth quarter 1999.

         Real estate revenues were $3,198 for the year ended December 31, 2000 compared to $3,386 for the seven months ended December 31, 1999. The decline in real estate revenue was primarily due to the sale of the shopping centers in August 1999.

         EXPENSES. Operating, selling, general and administrative expenses were $437,453 for the year ended December 31, 2000 compared to $306,228 in 1999. The increase of $131,225 was due primarily to a $68,860 increase at Liggett and additional expenses of $49,555 at New Valley reflecting a full twelve months results in consolidation, and also includes new product development costs at Vector Tobacco. The increase in operating expenses at Liggett was due primarily to an increase in spending primarily for promotional and marketing programs slightly offset by a net reversal of legal settlement charges of $934 which were previously accrued. In 1999, such expenses were offset by the reversal of charges for the Attorneys General settlements of $1,051.

         OTHER INCOME (EXPENSES). For the year ended December 31, 2000, other income of $261,155 resulted primarily from the sale of Western Tobacco Investments with Vector realizing a gain of $192,065 and New Valley gaining income of $52,589 from its joint venture through the participating loan to Western Tobacco Investments. Interest and dividend income increased as a result of cash realized in the transaction.

         For the year ended December 31, 1999, Liggett recognized a gain of $294,078 in connection with the closing of the Philip Morris brand transaction. In addition, Vector recognized a gain of $11,883 from the sales by New Valley of five U.S. shopping centers, Thinking Machines' assets and a 19.9% interest in Ladenburg. Vector also recognized in March 1999 a deferred gain of $7,050 relating to the expiration of the put obligation on Ducat Place III (the site of the old cigarette factory in Russia) in connection with the 1997 sale of the BrookeMil common shares.

         Interest expense was $30,610 for the year ended December 31, 2000 compared to $54,378 in 1999. The decrease of $23,768 is largely due to the retirement by BGLS of its senior secured notes during the third quarter 2000 and lower interest expense at Brooke (Overseas) slightly offset by an increase at Liggett resulting from debt financing for the factory acquisition in Mebane, N.C. and the purchase of new production machinery. In 1999, BGLS realized a savings of $14,185 in interest expense due to the repurchase of a portion of BGLS' senior secured notes. This was offset by additional interest expense at Brooke (Overseas) of $8,753 and interest at New Valley of $5,060.

         Equity in earnings of affiliates for 2000 was a loss of $5,597 associated with losses from certain of New Valley's investees accounted for on the equity method. Equity in earnings of affiliate in 1999 was a loss of $11,315 and includes Vector's loss in New Valley which was accounted for on the equity method for the five months ended May 31, 1999 as well as losses at New Valley on its equity method investees. The loss in joint venture of $12,082 in 1999 resulted primarily from an impairment charge of $11,561 associated with Western Realty Development.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 2000 was $169,570 compared to income of $236,084 for 1999. Income tax expense for the year ended December 31, 2000 was $82,867 compared to an expense of $82,458 for the year ended December 31, 1999.

         OTHER. Vector recorded a gain on disposal of discontinued operations of $6,469 in 2000 relating to New Valley's adjustments of accruals established during its bankruptcy proceedings in 1993 and 1994. The reversal of the accruals reduced restructuring, employee benefit and various tax accruals previously established. In 1999, Vector recorded a gain of $1,249 related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business.

         The loss on extraordinary items in 2000 and 1999 pertains to the early extinguishment of debt.

1999 COMPARED TO 1998

         REVENUES. Total revenues were $567,045 for the year ended December 31, 1999 compared to $444,566 for the year ended December 31, 1998. This 27.6% increase in revenues was due to a $75,619 or 21.8% increase in revenues at Liggett, a $2,622 or 2.7% increase at Liggett-Ducat and the addition of revenues from New Valley of $44,238.

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

         Premium sales at Liggett for the year ended December 31, 1999 amounted to $78,182 and represented 18.5% of total Liggett sales, compared to $105,422 and 30.4% of total sales for 1998. In the premium segment, revenues declined by 25.8% ($27,240) in the year ended December 31, 1999 compared to 1998, due to an unfavorable volume variance of $48,789, reflecting a 46.3% decline in unit sales volume (approximately 697.2 million units), primarily due to the closing of the Philip Morris brand transaction on May 24, 1999, which was partially offset by price increases of $21,549. As adjusted for the contribution of the three brands in the Philip Morris brand transaction, the decline in Liggett's premium segment from the prior year period was 21.5% (approximately 232.7 million units). Although this decline compared unfavorably to an overall industry decline in the premium segment of approximately 8.5% during 1999, Liggett's management believes that the percentage decline was consistent with other, smaller premium brands.

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

         The increase in tobacco revenues at Liggett-Ducat was attributable to a 20.9% increase in unit sales volume of $20,387 and a favorable product mix of $3,585 offset by decreased prices of $21,350. Although volume increased by approximately 4,265 million units in 1999, Liggett-Ducat's sales volume was adversely affected by the move to the new factory and price declines in Russia due to the full impact of the 1998 ruble devaluation.

         TOBACCO GROSS PROFIT. Tobacco consolidated gross profit was $333,179 for the year ended December 31, 1999 compared to $243,570 for the year ended December 31, 1998, an increase of $89,609 or 36.8% when compared to 1998, due primarily to price increases at Liggett offset by the price declines at Liggett-Ducat discussed above. Liggett's premium brands contributed 17.7% to Vector's gross profit, the discount segment contributed 75.9% and Liggett-Ducat contributed 6.4% for the year ended December 31, 1999. In 1998, Liggett's premium brands contributed 28.8% to Vector's gross profit, the discount segment contributed 60.6% and Liggett-Ducat contributed 10.3%.

         Liggett's gross profit of $310,964 for the year ended December 31, 1999 increased $93,122 or 42.7% from gross profit of $217,842 in 1998, due primarily to the price increases discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 85.5% for the year ended December 31, 1999 compared to 78.4% in 1998, with gross profit for the premium segment at 85.8% in 1999 and 80.2% in 1998 and gross profit for the discount segment at 85.4% in 1999 and 77.5% in 1998. This increase was primarily the result of the 1998 list price increases and, to a lesser degree, list price increases in August 1999.

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

         EXPENSES. Operating, selling, general and administrative expenses were $306,228 for the year ended December 31, 1999 compared to $186,904 in 1998. The increase of $119,324 is due primarily to a $56,967 increase at Liggett and additional expenses of $52,870 as a result of the consolidation of New Valley. The increase in operating expenses at Liggett was due primarily to an increase in spending for promotional and marketing programs partially offset by a reduction in amortization charges and legal expenses. In 1999, such expenses were offset by the reversal of charges for the Attorneys General settlements of $1,051 which were previously accrued. In 1998, operating expenses of $178,348 at Liggett were offset by the reversal of $14,928 in net charges for the Attorneys General settlements previously accrued but reversed in the fourth quarter 1998 as a result of the Master Settlement Agreement.

         OTHER INCOME (EXPENSES). For the year ended December 31, 1999, Liggett recognized a gain of $294,078 in connection with the closing of the Philip Morris brand transaction. In addition, Vector recognized a gain of $11,883 from the sales by New Valley of five U.S. shopping centers, Thinking Machines' assets and a 19.9% interest in Ladenburg. Vector also recognized in March 1999 a deferred gain of $7,050 relating to the expiration of the put obligation on Ducat Place III (the site of the old cigarette factory in Russia) in connection with the 1997 sale of the BrookeMil common shares.

         Interest expense was $54,378 for the year ended December 31, 1999 compared to $79,704 in 1998. The decrease of $25,326 was largely due to a savings of $19,165 because of the redemption by Liggett of its senior secured notes on December 28, 1998 and lower interest expense on Liggett's credit facility. In addition, BGLS realized a savings of $14,185 due to the repurchase of a portion of BGLS' senior secured notes. This was offset by additional interest expense at Brooke (Overseas) of $8,753 and interest at New Valley of $5,060.

         Equity in earnings of affiliate was a loss of $11,315 and included Vector's loss in New Valley which was accounted for on the equity method for the five months ended May 31, 1999 as well as losses at New Valley on its equity method investees. This compared to a loss of $28,717 for the year ended December 31, 1998 which related to New Valley's net loss applicable to common shares of $96,553 accounted for on the equity method for the year ended December 31, 1998. The loss in joint venture of $12,082 in 1999 resulted primarily from an impairment charge of $11,561 associated with Western Realty Development.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 1999 was $236,084 compared to income of $24,219 for 1998. Income tax expense for the year ended December 31, 1999 was $82,458 compared to a benefit of $59,613 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash and cash equivalents increased $137,390 in 2000, $12,727 in 1999 and $2,642 in 1998.

         Net cash used in operations in 2000 was $4,897 compared to net cash provided by operations of $58,903 in 1999. Although there was a reduction in debt service of $23,768 over the prior year, operating income declined due to the sale of Western Tobacco Investments, lower operating income at Liggett and expenses of new product development at Vector Tobacco. In addition, there was the non-cash impact of the gain on the sale of assets, the gain in the joint venture and the impact of discontinued operations offset by depreciation and amortization, stock option expense and minority interest expense.

         Net cash used in operations in 1999 was $4,897 compared to net cash used in operations of $3,289 in 1998. The increase of $61,382 in net cash provided by operating activities in 1999 over the prior year was due primarily to an increase in operating income at Liggett, a reduction in debt service resulting from Liggett's bond redemption on December 28, 1998 and an increase in deferred taxes and non-cash expenses including certain interest expenses, loss in joint venture and loss in equity of affiliate. In the 1998 period, cash payments included interest payments by BGLS and Liggett of approximately $50,000. In addition, increases in inventories were partially offset by decreases in receivables, payables and other long-term liabilities.

         Net cash provided by investing activities of $315,685 in 2000 compared to net cash provided of $127,968 in 1999 and net cash provided of $131,327 in 1998. In 2000, the majority of the proceeds were from the sale of Western Tobacco Investments, from which Vector realized $323,266 in cash, and $58,811 from the sale or maturity of investment securities. These transactions were offset principally by capital expenditures of $27,603 which primarily relate to Liggett's new facilities in Mebane, North Carolina and, earlier in the year, to the new tobacco factory in Russia and the purchase of investment securities for $32,320.

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

         Net cash used in financing activities of $173,288 in 2000 compared to net cash used of $172,169 in 1999. In 2000, cash was used primarily to retire the BGLS notes in principal amount of $88,070 with deferred interest of $23,435. Net borrowings on revolving credit facilities were $27,473 in 2000 of which $19,374 is attributable to Liggett and $8,099 is attributable to Liggett-Ducat. This compared to net borrowings of $16,765 in 1999. Net distributions on common stock were $30,759 in 2000 compared to $13,945 in 1999 due to an increase in Vector's dividend in the third quarter 2000. Further cash was used to repay the participating loan to Western Realty Development on the sale of Western Tobacco Investments.

         Net cash used in financing activities was $172,169 in 1999 as compared with cash used in financing activities of $124,024 in 1998. Cash was used in 1999 primarily to retire the BGLS notes in principal amount of $144,794 and retire $35,023 of New Valley mortgage financing relating to the five shopping centers sold in August 1999. Cash was also used in the 1999 period to decrease the margin loan at New Valley, to purchase preferred stock in a New Valley subsidiary and for distributions on common stock. Net borrowings under the revolving credit facilities were $16,765, of which $19,203 is attributable to Liggett-Ducat offset by net repayments at Liggett of $2,438. Proceeds included $4,500 of equipment financing, a $5,000 term loan for the Mebane facility and the effect of the New Valley recapitalization which was $9,010. Cash used in the 1998 period includes the redemption of Liggett's senior secured notes of $144,919 and net repayments on revolving credit facilities of $14,728. These payments were offset by the $30,000 participating loan from Western Realty Development.

         LIGGETT. Liggett has a $35,000 credit facility under which $19,374 was outstanding at December 31, 2000. Availability under the credit facility was approximately $9,608 based on eligible collateral at December 31, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 10.5% at December 31, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2000, Liggett was in compliance with all covenants under the facility; Liggett's adjusted net worth was $14,832 and net working capital was $24,169, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

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

         Liggett (and, in certain cases, Brooke Group Holding, Vector's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. Vector believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. Recently, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither Vector nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 23 to Vector's consolidated financial statements.

         Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. It is possible that Vector's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         BROOKE (OVERSEAS). On August 4, 2000, Brooke (Overseas) completed the sale of Western Tobacco Investments to a subsidiary of Gallaher Group Plc. (See Recent Developments.) In connection with the sale, all of the credit facilities, notes payable and other obligations of Western Tobacco Investments and Liggett-Ducat were assumed by the purchaser.

         BGLS. On August 4, 2000, with the proceeds of the Western Tobacco Investments sale, BGLS repurchased $24,850 principal amount of its 15.75% Senior Secured Notes, together with accrued interest of $11,531, for $36,381. On

September 5, 2000, BGLS redeemed the remaining Notes for 100% of the principal amount thereof plus accrued interest. BGLS used $106,821 of the proceeds of the sale to retire the Notes.

         THE COMPANY. Vector believes that it will continue to meet its liquidity requirements through 2001. Corporate expenditures (exclusive of Liggett and New Valley) over the next twelve months for current operations include dividends on Vector's shares (currently at an annual rate of approximately $41,600) and corporate expenses. Vector anticipates funding its expenditures for current operations with the proceeds from the Western Tobacco Investments sale, public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

MARKET RISK

         Vector is exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. Vector seeks to minimize these risks through its regular operating and financing activities and its long-term investment strategy.

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

         The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond Vector's control. Vector's Russian operations of may be significantly affected by these factors for the foreseeable future.

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

         EQUITY PRICE RISK. Ladenburg maintained inventories of trading securities at December 31, 2000 with fair values of $18,348 in long positions and $3,570 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the Ladenburg's financial instruments at December 31, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of Vector.

         New Valley held investment securities available for sale totaling $29,331 at December 31, 2000. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. Vector adopted SFAS No. 133 on January 1, 2001, which did not have a material impact on its consolidated financial position.

         Staff Accounting Bulletin No. 101, "Revenue Recognition," issued by the Securities and Exchange Commission, did not have an impact on the Company's operating revenues for any of the years presented.

         During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the second quarter of 2001. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of earnings will be recorded as a reduction of operating revenues. Vector has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements. In addition, the EITF issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. EITF No. 00-10 did not have an impact on Vector's consolidated financial statements for any of the years presented.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Vector and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which reflect Vector's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, Vector has identified under "Risk Factors" in
Item 1 above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of Vector.

         Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Vector does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Vector.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Vector's Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 30, 2001, are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in Vector's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  INDEX TO 2000 CONSOLIDATED FINANCIAL STATEMENTS:

         Vector's Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 30, 2001, appear beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (a)(2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts ....................Page F-51


         (a)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*2.1 Stock Purchase Agreement dated as of January 31, 1997 among BrookeMil Ltd. ("BrookeMil"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), BGLS Inc. ("BGLS") and New Valley Corporation ("New Valley") (incorporated by reference to Exhibit 2.1 in New Valley's Form 8-K dated January 31, 1997, Commission File No. 1-2493).

*2.2 Agreement and Plan of Merger, dated as of September 30, 1999, by and among Brooke Group Ltd., BGL Successor Inc. and BGL Merger Inc. (incorporated by reference to Exhibit 2.1 in Vector's Form 8-K dated October 1, 1999, Commission File No. 1-5759).

*3.1 Amended and Restated Certificate of Incorporation of Vector (formerly known as Brooke Group Ltd.) ("Vector") (incorporated by reference to Exhibit 3.1 in Vector's Form 10-Q for the quarter ended September 30, 1999).

*3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector's Form 8-K dated May 24, 2000).

*3.3 By-Laws of Vector (incorporated by reference to Exhibit 3.2 in Vector's Form 10-Q for the quarter ended June 30, 2001).

*4.1 Loan and Security Agreement, dated as of March 8, 1994, between Liggett and Congress Financial Corporation (incorporated by reference to Exhibit 10(xx) in Vector's Form 10-K for the year ended December 31, 1993).

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*10.1 Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett's Registration Statement on Form S-1, No. 33-47482).

*10.2 Corporate Services Agreement, dated June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.11 in Liggett's Registration Statement on Form S-1, No. 33-47482).

*10.3 Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. ("BMI") and Liggett (the "Liggett Services Agreement") (incorporated by reference to Exhibit 10.5 in BGLS' Registration Statement on Form S-1, No. 33-93576).

*10.4 First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 of BGLS' Registration Statement on Form S-1, No. 33-93576).

*10.5 Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector's Form 10-Q for the quarter ended September 30, 1995).

*10.6 Corporate Services Agreement, dated January 1, 1992, between BGLS and Liggett (incorporated by reference to Exhibit 10.13 of Liggett's Registration Statement on Form S-1, No. 33-47482).

*10.7 Employment Agreement, dated February 21, 1992, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10(xx) in Vector's Form 10-K for the year ended December 31, 1991).

*10.8 Amendment to Employment Agreement, dated as of July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.8 in Vector's Form 10-K for the year ended December 31,
            1998).

*10.9 Tax-Sharing Agreement, dated June 29, 1990, among Brooke Group Holding Inc. ("Brooke Group Holding"), Liggett and certain other entities (incorporated by reference to Exhibit 10.12 in Liggett's Registration Statement on Form S-1, No. 33-47482).

*10.10 Tax Indemnity Agreement, dated as of October 6, 1993, among Brooke Group Holding, Liggett and certain other entities (incorporated by reference to Exhibit 10.2 in SkyBox International Inc.'s Form 10-Q for the quarter ended September 30, 1993).

*10.11 Expense Sharing Agreement, dated as of January 18, 1995, between Vector and New Valley (incorporated by reference to Exhibit 10(d) in Vector's Form 10-Q for the quarter ended September 30, 1995).

*10.12 Stock Option Agreement, dated January 25, 1995, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10(g) in Vector's Form 10-K for the year ended December 31, 1994).

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*10.13 Settlement Agreement, dated March 12, 1996, by and between Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco Company, Inc. et al., Civil No. 94-1044, United States District Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett, as supplemented by the agreement dated March 14, 1996 (the "Settlement Agreement") (incorporated by reference to Exhibit 13 in the Schedule 13D filed by, among others, Vector with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D")).

*10.14      Addendum to Settlement Agreement (incorporated by reference to
            Exhibit 10.30 in Vector's Form 10-K/A No. 1 for the year ended December 31, 1996).

*10.15 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D).

*10.16 Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector's Form 10-Q for the quarter ended March 31, 1997).

*10.17 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke Group Ltd., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.41 in Vector's Form 10-K for the year ended December 31, 1996).

*10.18 Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector's Form 10-K for the year ended December 31, 1997).

*10.19 Amended Settlement Agreement, dated July 2, 1998, by and between the named representative plaintiffs in Fletcher, et al., v. Liggett Group Inc., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.32 in Vector's Form 10-K for the year ended December 31, 1998).

*10.20 Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.'s Form 8-K dated November 25, 1998).

*10.21 General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector's Form 10-K for the year ended December 31, 1998).

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*10.22 Class Settlement Agreement, dated January 14, 1999, by and between the named representative plaintiffs in Iron Workers Union No. 17 Insurance Fund, et al., v. Philip Morris Inc., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to
            Exhibit 10.35 in Vector's Form 10-K for the year ended December 31,
            1998).

*10.23 Stock Option Agreement, dated December 16, 1996, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.34 in Vector's Form 10-K for the year ended December 31,1996).

*10.24 Stock Option Agreement, dated January 1, 1997, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.35 in Vector's Form 10-K for the year ended December 31, 1996).

*10.25 Stock Option Agreement, dated January 1, 1997, between Vector and Marc N. Bell (incorporated by reference to Exhibit 4.3 in the Vector's Registration Statement on Form S-8, No. 333-24217).

*10.26 Stock Option Agreement, dated January 1, 1998, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.43 in Vector's Form 10-K for the year ended December 31, 1997).

*10.27 Warrant to purchase common stock of Vector, dated March 2, 1998, issued to AIF (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated March 2, 1998).

*10.28 Warrant to purchase common stock of Vector, dated March 2, 1998, issued to AAP (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated March 2, 1998).

*10.29 Registration Rights Agreement, dated as of March 2, 1998, among Vector and the Apollo Holders (incorporated by reference to Exhibit
            10.6 in Vector's Form 8-K dated March 2, 1998).

*10.30 Registration Rights Agreement, dated as of March 2, 1998, among Vector and the Apollo Holders (incorporated by reference to Exhibit
            10.7 in Vector's Form 8-K dated March 2, 1998).

*10.31 Amended and Restated Stock Option Agreement, dated as of October 12, 1998, by and between Vector and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel R. Benson (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended September 30, 1998).

*10.32 Amended and Restated Limited Liability Company Agreement (Second Restatement) dated as of February 20, 1998 by and among Western Realty Development LLC, New Valley, BrookeMil and Apollo Real Estate Investment Fund III, L.P. ("Apollo") (incorporated by reference to
            Exhibit 10.1 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

*10.33 Limited Liability Company Agreement, dated as of June 18, 1998, by and among Western Realty Repin LLC, Apollo and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*10.34 Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin LLC and BrookeMil (incorporated by reference to Exhibit 10.4 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

*10.35 Consulting Agreement, dated as of May 1, 1998, between Vector and J. Sauter Enterprises, Inc. (incorporated by reference to Exhibit 4.1 in Vector's Registration Statement on Form S-8, No. 333-59615).

*10.36 Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector's Proxy Statement dated September 15, 1998).

*10.37 Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).

*10.38 Stock Option Agreement, dated July 20, 1998, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in in Vector's Form 10-Q for the quarter ended September 30, 1998).

*10.39 Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated ("PM"), Brooke Group Holding, Liggett & Myers Inc. ("L&M") and Liggett (incorporated by reference to Exhibit 10.1 in Vector's Report on Form 8-K dated November 25, 1998).

*10.40 Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. ("Eve"), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.41 Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1998).

*10.42 Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 1998).

*10.43 Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector's Form 10-Q for the quarter ended June 30,
            1999).

*10.44 Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit
            10.6 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.45 Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley's Form 10-K for the year ended December 31, 1995).

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*10.46 Employment Agreement ("Lorber Employment Agreement") dated as June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the year ended December 31,
            1995).

*10.47 Amendment dated January 1, 1998 to Lorber Employment Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the year ended December 31, 1997).

*10.48 Employment Agreement dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to Exhibit 10(a) in New Valley's Form 10-Q for the quarter ended September 30, 1995).

*10.49      Employment Agreement dated April 15, 1994, between Vector and Marc
            N. Bell (incorporated by reference to Exhibit 10.67 in Vector's Form 10-K for the year ended December 31, 1998).

*10.50 Employment Agreement dated as of August 1, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.8 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.51 Purchase Agreement, dated as of September 30, 1999, between BGLS Inc. and BGLS Holding Inc. (incorporated by reference to Exhibit
            10.1 in Vector's Form 8-K dated October 1, 1999).

*10.52 Vector Group Ltd. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 in Vector's Form 10-K for the year ended December 31, 1999).

*10.53 Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector's Form 10-K for the year ended December 31, 1999).

*10.54 Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector's Form 10-K for the year ended December 31, 1999).

*10.55 Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1999).

*10.56 Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 1999).

*10.57 Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector's Form 10-K for the year ended December 31, 1999).

EXHIBIT
  NO.                           DESCRIPTION
- -------                        -------------

*10.58 Stock Option Agreement, dated November 24, 1999, between Vector and Ronald S. Fulford (incorporated by reference to Exhibit 10.64 in Vector's Form 10-K for the year ended December 31, 1999).

*10.59 Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated June 14, 2000).

*10.60 Guaranty, dated as of June 14, 2000, by Vector in favor of Gallaher Overseas (Holdings) Ltd. (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated June 14, 2000).

*10.61 Amendment to Purchase and Sale Agreement, dated as of August 4, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated August 4, 2000).

 10.62 Letter Agreement, dated September 1, 2000, between Ronald J. Bernstein and Liggett.

 10.63 Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein.

 10.64 Severance Agreement and Release, dated January 1, 2001, between Ronald S. Fulford and Vector Tobacco (USA) Ltd.

 21         Subsidiaries of Vector.

 23 Consent of PricewaterhouseCoopers LLP relating to Vector's Registration Statements on Form S-8 (No. 333-24217, No. 333-50189 and No. 333-59615) and Registration Statements on Form S-3 (No. 333-46055, No. 33-38869, 33-63119, 333-45377 and 333-56873).

 99.1       Material Legal Proceedings.

- -------------------------
*    Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.12, 10.23 through 10.26, 10.36, 10.37, 10.38, 10.45 through 10.50, 10.52 through 10.58, 10.62, 10.63 and 10.64.

                  (B)     REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VECTOR GROUP LTD.

                                  (REGISTRANT)

                                  By:   /s/ Joselynn D. Van Siclen
                                     ------------------------------------------
                                  Joselynn D. Van Siclen
                                  Vice President, Chief Financial Officer and
                                      Treasurer

Date:  March 30, 2001

                                POWER OF ATTORNEY

         The undersigned directors and officers of Vector Group Ltd. and BGLS Inc. hereby constitute and appoint Richard J. Lampen, Joselynn D. Van Siclen and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

       SIGNATURE                                    TITLE
       ---------                                    -----


 /s/ Bennett S. LeBow
- -----------------------------
 Bennett S. LeBow                               Chairman of the Board
                                                (Principal Executive Officer)

 /s/ Joselynn D. Van Siclen
- -----------------------------
 Joselynn D. Van Siclen                         Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

 /s/ Robert J. Eide
- -----------------------------
 Robert J. Eide                                 Director

 /s/ Howard M. Lorber
- -----------------------------
 Howard M. Lorber                               Director

 /s/ Jeffrey S. Podell
- -----------------------------
 Jeffrey S. Podell                              Director

 /s/ Jean E. Sharpe
- -----------------------------
 Jean E. Sharpe                                 Director

                                VECTOR GROUP LTD.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                      ITEMS 8, 14(a) (1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


         Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:

                                                                                                   PAGE
                                                                                                   ----

FINANCIAL STATEMENTS:

     VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants...................................          F-2
     Vector Group Ltd. Consolidated Balance Sheets as of December 31, 2000 and 1999.......          F-3
     Vector Group Ltd. Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998.................................................          F-4
     Vector Group Ltd. Consolidated Statements of Stockholders' Equity (Deficit) for the
         years ended December 31, 2000, 1999 and 1998.....................................          F-5
     Vector Group Ltd. Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1998 and 1998.................................................          F-6
     Notes to Consolidated Financial Statements...........................................          F-8

FINANCIAL STATEMENT SCHEDULE:

     Schedule II -- Valuation and Qualifying Accounts.....................................         F-51

     Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in Vector's Consolidated Financial Statements or accompanying Notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Vector Group Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 30, 2001

                       VECTOR GROUP LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                DECEMBER 31,      DECEMBER 31,
                                                                                    2000              1999
                                                                               ---------------- -----------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................         $ 157,513          $  20,123
  Receivables from clearing brokers ......................................            10,126             10,903
  Investment securities available for sale ...............................            29,337             48,722
  Trading securities owned ...............................................            18,348             15,707
  Accounts receivable - trade ............................................             9,748             19,658
  Other receivables ......................................................             1,669              1,290
  Inventories ............................................................            29,752             45,205
  Restricted assets ......................................................             4,489              3,239
  Deferred income taxes ..................................................             3,304             21,374
  Other current assets ...................................................             5,656              2,511
                                                                                   ---------          ---------
    Total current assets .................................................           269,942            188,732

Property, plant and equipment, net .......................................            48,539            154,260
Investment in real estate, net ...........................................           120,272             53,353
Long-term investments, net ...............................................             4,654              8,730
Investment in joint venture ..............................................                --             38,378
Restricted assets ........................................................             3,060              5,195
Deferred income taxes ....................................................             7,094             45,631
Other assets .............................................................             8,414             10,169
                                                                                   ---------          ---------
    Total assets .........................................................         $ 461,975          $ 504,448
                                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ....................         $  17,850          $  41,547
  Margin loans payable ...................................................             4,675                983
  Accounts payable .......................................................             9,547             36,456
  Cash overdraft .........................................................               501                 --
  Securities sold, not yet purchased .....................................             3,570              7,625
  Accrued promotional expenses ...........................................            19,683             22,473
  Accrued taxes payable ..................................................            32,133             42,408
  Deferred income taxes ..................................................             2,587              2,274
  Accrued interest .......................................................                --              8,488
  Prepetition claims and restructuring accruals...........................            10,229             12,279
  Other accrued liabilities ..............................................            38,000             52,121
                                                                                   ---------          ---------
    Total current liabilities ............................................           138,775            226,654

Notes payable, long-term debt and other obligations,
    less current portion..................................................            39,890            148,349
Noncurrent employee benefits .............................................             7,313             18,696
Deferred income taxes ....................................................           129,887            117,285
Other liabilities ........................................................            61,627             81,196
Minority interests .......................................................            72,034             45,366

Commitments and contingencies.............................................

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 31,791,664 and outstanding 25,667,018 .................             2,567              2,199
  Additional paid-in capital .............................................           184,807            192,952
  Deficit ................................................................          (148,789)          (302,155)
  Accumulated other comprehensive income .................................             1,337              1,379
  Less:  6,124,646 shares of common stock in treasury, at cost ...........           (27,473)           (27,473)
                                                                                   ---------          ---------
      Total stockholders' equity (deficit) ...............................            12,449           (133,098)
                                                                                   ---------          ---------

      Total liabilities and stockholders' equity (deficit) ...............         $ 461,975          $ 504,448
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            --------------------------------------------------
                                                                                      YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------------
                                                                               2000               1999               1998
                                                                            ------------       ------------       ------------
Revenues:
    Tobacco* .........................................................      $    646,322       $    522,807       $    444,566
    Broker-dealer transactions .......................................            90,111             40,852                 --
    Real estate leasing ..............................................             3,198              3,386                 --
                                                                            ------------       ------------       ------------
      Total revenues .................................................           739,631            567,045            444,566

Expenses:
    Cost of goods sold* ..............................................           256,713            189,865            200,996
    Operating, selling, administrative and general expenses ..........           437,453            306,228            186,904
    Settlement charges ...............................................              (934)            (1,051)           (14,928)
                                                                            ------------       ------------       ------------
      Operating income ...............................................            46,399             72,003             71,594

Other income (expenses):
    Interest and dividend income .....................................             6,301              2,840              1,169
    Interest expense .................................................           (30,610)           (54,378)           (79,704)
    Equity in loss of affiliate ......................................            (5,597)           (11,315)           (28,717)
    Recognition of deferred gain on sale of assets ...................                --              7,050                 --
    Income (loss) in joint venture ...................................            52,589            (12,082)                --
    Gain on sale of investments, net .................................             7,271                741                 --
    Sale of assets ...................................................           192,923             12,172              5,975
    Gain on brand transaction ........................................                --            294,078                 --
    Other, net .......................................................             2,071              1,966             (5,711)
                                                                            ------------       ------------       ------------

Income (loss) from continuing operations before provision
      (benefit) for income taxes and minority interests ..............           271,347            313,075            (35,394)
    Provision (benefit) for income taxes .............................            82,867             82,458            (59,613)
    Minority interests ...............................................           (18,910)             5,467                 --
                                                                            ------------       ------------       ------------
Income from continuing operations ....................................           169,570            236,084             24,219
                                                                            ------------       ------------       ------------

Gain on disposal of discontinued operations, net of minority interests             6,469              1,249              3,208

Loss from extraordinary items ........................................            (1,821)            (1,660)                --
                                                                            ------------       ------------       ------------
Net income ...........................................................      $    174,218       $    235,673       $     27,427
                                                                            ============       ============       ============
Per basic common share:
    Income from continuing operations ................................      $       7.21       $      10.22       $       1.08
                                                                            ============       ============       ============
    Gain from discontinued operations ................................      $       0.28       $       0.05       $       0.14
                                                                            ============       ============       ============
    Loss from extraordinary items ....................................      $      (0.08)      $      (0.07)                --
                                                                            ============       ============       ============
    Net income applicable to common shares ...........................      $       7.41       $      10.20       $       1.22
                                                                            ============       ============       ============
Basic weighted average common shares outstanding .....................        23,514,630         23,089,271         22,518,567
                                                                            ============       ============       ============

Per diluted common share:
    Income from continuing operations ................................      $       6.12       $       8.39       $       0.89
                                                                            ============       ============       ============
    Gain from discontinued operations ................................      $       0.23       $       0.04       $       0.12
                                                                            ============       ============       ============
    Loss from extraordinary items ....................................      $      (0.07)      $      (0.06)                --
                                                                            ============       ============       ============
    Net income applicable to common shares ...........................      $       6.28       $       8.37       $       1.01
                                                                            ============       ============       ============
Diluted weighted average common shares outstanding ...................        27,700,958         28,151,836         27,336,657
                                                                            ============       ============       ============

- --------------

* Revenues and Cost of goods sold include excise taxes of $116,166, $66,698 and $82,613 for ended the years ended December 31, 2000, 1999 and 1998, respectively.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                             Accumulated
                                        Common Stock       Additional                           Other
                                    ---------------------   Paid-In                Treasury  Comprehensive
                                      Shares     Amount     Capital    Deficit      Stock       Income       Total
                                    ---------- ---------- ----------- ----------  ---------- ------------ -------------
Balance, December 31, 1997 ........ 18,097,096 $    1,850 $   84,540  $ (538,791) $  (34,139) $   (1,857) $ (488,397)

Net income ........................         --         --         --      27,427          --          --      27,427
  Unrealized holding gain on
    investment in New Valley ......         --         --         --          --          --      30,902      30,902
  Effect of New Valley capital
    transactions ..................         --         --         --          --          --      (3,383)     (3,383)
  Pension-related minimum
    liability adjustment ..........         --         --         --          --          --        (888)       (888)
                                                                                              ----------  ----------
    Total other comprehensive
      income ......................         --         --         --          --          --          --      26,631
                                                                                                          ----------
Total comprehensive income ........         --         --         --          --          --          --      54,058
                                                                                                          ----------

Distributions on common stock .....         --         --     (6,123)         --          --          --      (6,123)
Effectiveness fee on debt .........    483,002         48      1,666          --       2,391          --       4,105
Issuance of options and
  warrants ........................         --         --     24,825          --          --          --      24,825
Issuance of common stock ..........  1,500,000        150     11,342          --          --          --      11,492
Issuance of treasury stock ........    863,632         46        319        (818)      4,275          --       3,822
Amortization of deferred
  compensation ....................         --         --      2,043          --          --          --       2,043
                                    ---------- ---------- ----------  ----------  ----------  ----------  ----------

Balance, December 31, 1998 ........ 20,943,730      2,094    118,612    (512,182)    (27,473)     24,774    (394,175)

Net income ........................         --         --         --     235,673          --          --     235,673
  Unrealized gain on
    investment securities .........         --         --         --          --          --         565         565
  Other New Valley capital
    transactions ..................         --         --         --          --          --         342         342
  Effect of New Valley
    recapitalization on other
    comprehensive loss ............         --         --         --          --          --     (24,647)    (24,647)
  Pension-related minimum
    liability adjustment ..........         --         --         --          --          --         345         345
                                                                                                          ----------
      Total other
        comprehensive loss ........         --         --         --          --          --          --     (23,395)
                                                                                                          ----------
Total comprehensive income ........         --         --         --          --          --          --     212,278
                                                                                                          ----------

Effect of stock dividend ..........  1,046,052        105     25,541     (25,646)         --          --          --
Recapitalization of
  New Valley ......................         --         --     58,390          --          --          --      58,390
New Valley purchase of
  preferred stock in
  subsidiary ......................         --         --        850          --          --          --         850
Distributions on common
  stock ...........................         --         --    (13,945)         --          --          --     (13,945)
Amortization of deferred
  compensation ....................         --         --      3,504          --          --          --       3,504
                                    ---------- ---------- ----------  ----------  ----------  ----------  ----------

Balance, December 31, 1999 ........ 21,989,782      2,199    192,952    (302,155)    (27,473)      1,379    (133,098)

Net income ........................         --         --         --     174,218          --          --     174,218
  Unrealized gain on
    investment securities .........         --         --         --          --          --         (63)        (63)
  Pension-related minimum
    liability adjustment ..........         --         --         --          --          --          21          21
                                                                                                          ----------
      Total other
        comprehensive income ......         --         --         --          --          --          --         (42)
                                                                                                          ----------
Total comprehensive income ........         --         --         --          --          --          --     174,176
                                                                                                          ----------

Exercise of options and
  warrants ........................  2,455,206        246       (156)         --          --          --          90
Effect of stock dividend ..........  1,222,030        122     20,730     (20,852)         --          --          --
Effect of New Valley share
  repurchase ......................         --         --        413          --          --          --         413
Distributions on common
  stock ...........................         --         --    (30,759)         --          --          --     (30,759)
Amortization of deferred
  compensation ....................         --         --      1,627          --          --          --       1,627
                                    ---------- ---------- ----------  ----------  ----------  ----------  ----------

Balance, December 31, 2000 ........ 25,667,018 $    2,567 $  184,807  $ (148,789) $  (27,473) $    1,337  $   12,449
                                    ========== ========== ==========  ==========  ==========  ==========  ==========



                       VECTOR GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                -----------------------------------------
                                                                                          YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                  2000            1999            1998
                                                                                ---------       ---------       ---------

Cash flows from operating activities:
  Net income .............................................................      $ 174,218       $ 235,673       $  27,427
                                                                                ---------       ---------       ---------
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization ......................................         12,647           7,672           8,610
      Non-cash stock-based expense .......................................          2,763           5,360           9,394
      Gain on brand transaction ..........................................             --        (294,078)             --
      Gain on sale of assets .............................................       (200,730)           (260)         (5,003)
      Deferred income taxes ..............................................         69,522         102,172         (59,613)
      Currency translation (gain) loss ...................................         (2,085)         (1,352)          4,294
      Gain on sale of securities .........................................             --         (21,103)             --
      Loss on retirement of debt .........................................          2,780              --              --
      Non-cash interest expense ..........................................          4,940          21,612          11,797
      Impact of discontinued operations ..................................        (10,030)         (1,708)         (3,208)
      (Gain) loss in joint venture .......................................        (52,589)         12,082              --
      Minority interests .................................................         18,910          (5,467)             --
      Equity in loss of affiliates .......................................             --           8,981          28,717
  Changes in assets and liabilities (net of effect of recapitalization and dispositions):
      Receivables ........................................................         (5,114)          1,590          (3,782)
      Due from clearing broker ...........................................            777           5,237              --
      Inventories ........................................................         (9,011)         (9,589)          2,997
      Accounts payable and accrued liabilities ...........................         11,267         (11,905)         (5,496)
      Securities sold but not yet purchased ..............................         (4,055)          4,671              --
      Deferred gain ......................................................             --          (5,331)             --
      Other assets and liabilities, net ..................................        (19,107)          3,836         (19,423)
                                                                                ---------       ---------       ---------
Net cash (used in) provided by operating activities ......................         (4,897)         58,093          (3,289)
                                                                                ---------       ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .......................        323,266             932           2,333
  Proceeds from brand transaction ........................................             --         145,000         150,000
  Sale or maturity of investment securities ..............................         58,811           5,422              --
  Purchase of investment securities ......................................        (32,320)         (8,585)             --
  Purchase of long-term investments ......................................         (4,504)         (3,606)             --
  Investment in joint venture ............................................         (2,573)             --              --
  Decrease in restricted assets ..........................................            984              --              --
  Proceeds from sale of real estate, net .................................             --          46,867              --
  Sale of preferred stock in subsidiary, net .............................             --           3,434              --
  Payment of prepetition claims ..........................................           (376)            (85)             --
  Capital expenditures ...................................................        (27,603)        (61,411)        (21,006)
                                                                                ---------       ---------       ---------
Net cash provided by investing activities ................................        315,685         127,968         131,327
                                                                                ---------       ---------       ---------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  -----------------------------------------
                                                                          Year Ended December 31,
                                                                  -----------------------------------------
                                                                     2000            1999            1998
                                                                  ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from debt .......................................            700          16,585           4,425
  Repayments of debt .......................................       (107,868)       (195,354)       (146,701)
  Borrowings under revolver ................................        433,075         375,394         282,004
  Repayments on revolver ...................................       (405,602)       (358,629)       (296,731)
  Effect of New Valley recapitalization ....................             --           8,874              --
  Increase (decrease) in margin loan payable ...............          3,692          (5,017)             --
  Increase (decrease) in cash overdraft ....................            501             (77)           (868)
  Distributions on common stock ............................        (30,759)        (13,945)         (6,123)
  (Repayment) Proceeds from participating loan .............        (67,027)             --          30,000
  Issuance of common stock .................................             --              --           9,970
                                                                  ---------       ---------       ---------
Net cash used in financing activities ......................       (173,288)       (172,169)       (124,024)
                                                                  ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents           (110)         (1,165)         (1,372)
                                                                  ---------       ---------       ---------
Net increase in cash and cash equivalents ..................        137,390          12,727           2,642
Cash and cash equivalents, beginning of year ...............         20,123           7,396           4,754
                                                                  ---------       ---------       ---------
Cash and cash equivalents, end of year .....................      $ 157,513       $  20,123       $   7,396
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

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Vector Tobacco (USA) Ltd. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated subsidiary of the Company as a result of New Valley's recapitalization in which the Company's interest in New Valley's common shares increased to 55.1%. (Refer to Note 4.) All significant intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

           Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Vector Tobacco is engaged in the development of new less hazardous cigarette products. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. New Valley is engaged primarily in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc. ("Ladenburg") and in the real estate business in Russia.

           Effective October 1, 1999, Vector was reorganized into a holding company form of organizational structure. The new corporate structure was implemented by the merger of a wholly-owned indirect subsidiary of the former Brooke Group Ltd., the predecessor of the current Vector, with the predecessor, which was the surviving corporation. As a result of this merger, each share of the common stock of the predecessor issued and outstanding or held in its treasury was converted into one share of common stock of the current Company (originally known as BGL Successor Inc.). The current Vector became the holding company for the business and operations previously conducted by the predecessor and its subsidiaries, and the predecessor became an indirect wholly-owned subsidiary of Vector. On the effective date of the merger, the name of the current Vector was changed to Brooke Group Ltd. and the name of the predecessor was changed to Brooke Group Holding Inc. ("Brooke Group Holding"). The holding company reorganization had no impact on these consolidated financial statements.

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

           The carrying amounts of short-term debt reported in the Consolidated Balance Sheets are a reasonable estimate of fair value. The fair value of long-term debt for the year ended December 31, 2000 approximates fair value. Long-term debt for the year ended December 31, 1999 was estimated based on current market quotations, where available.

           The methods and assumptions used by the Company's management in estimating fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

      (f)  INVESTMENT SECURITIES:

           The Company classifies investments in debt and marketable equity securities as either trading, available for sale, or held to

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

           maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Debt securities classified as held to maturity are carried at amortized cost. The cost of securities sold is determined based on average cost.

      (g)  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

           Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions. (Refer to Note 25).

           Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 33.8% of Liggett's net sales in 2000, 30.7% of Liggett's net sales in 1999 and 26.9% of its net sales in 1998. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

      (h)  ACCOUNTS RECEIVABLE:

           The allowance for doubtful accounts and cash discounts was $1,073 and $1,002 at December 31, 2000 and 1999, respectively.

      (i)  INVENTORIES:

           Domestic tobacco inventories, which comprised 100% and 60% of total inventory in 2000 and 1999, respectively, are stated at the lower of cost or market and are determined primarily by the last-in, first-out
           (LIFO) method. All other inventories were determined primarily on a first-in, first-out (FIFO) basis. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

      (j)  RESTRICTED ASSETS:

           Restricted assets at December 31, 2000 consisted primarily of a bond in the amount of $3,450 required by Florida law in order to stay execution of the ENGLE judgment and the amount of $2,598 pledged as collateral for a letter of credit which serves as collateral for a long-term lease of commercial office space. (Refer to Note 23).

           Restricted assets at December 31, 1999 consisted primarily of $5,147 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (k)  PROPERTY, PLANT AND EQUIPMENT:

           Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 to 40 years for buildings and 3 to 10 years for machinery and equipment.

           Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999 and 1998, interest costs of $3,287 and $761, respectively, were capitalized.

           Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

      (l)  INTANGIBLE ASSETS:

           Intangible assets, consisting principally of trademarks and goodwill, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $28, $73 and $2,473, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

      (m)  IMPAIRMENT OF LONG-LIVED ASSETS:

           Impairment losses on long-lived assets are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future cash flows of the underlying business.

      (n)  SECURITIES SOLD, NOT YET PURCHASED:

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

      (o)  EMPLOYEE BENEFITS:

           Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 2000, 1999 and 1998 which are subject to significant fluctuations in the near term.

      (p)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

           The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      (q)  STOCK OPTIONS:

           The Company measures compensation expense for stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

      (r)  INCOME TAXES:

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

      (s)  REVENUE RECOGNITION:

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

           During 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and will be effective in the second quarter of 2001. As a result, certain items previously included in operating, selling, general and administrative expenses in the consolidated statement of operations will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. In addition, the EITF issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the statement of earnings classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. EITF No. 00-10 did not have an impact on the consolidated financial statements of the Company for any of the years presented.

           Staff Accounting Bulletin No. 101, "Revenue Recognition," issued by the Securities and Exchange Commission, did not have an impact on the Company's operating revenues for any of the years presented.

           REAL ESTATE LEASING REVENUES: The Company's real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned.

      (t)  ADVERTISING AND PROMOTIONAL COSTS:

           Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $95,584, $69,079 and $44,540 for the years ended December 31, 2000, 1999 and 1998, respectively.

      (u)  LEGAL COSTS:

           The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

      (v)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 28, 2000 and September 30, 1999. The dividends were charged to retained earnings in the net amount of $20,852 in 2000 and $25,646 in 1999 and were based on the fair value of the Company's common stock. In connection with each 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 1998.

           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following for the years ended December 31, 2000, 1999 and 1998:

                                                             2000             1999             1998
                                                             ----             ----             ----

    Weighted average shares for basic EPS.........        23,514,630        23,089,271       22,518,567

    Plus incremental shares from exercises:
        Stock options and warrants................         4,186,328         5,062,565        4,818,090
                                                         -----------       -----------      -----------
    Weighted average shares for diluted EPS.......        27,700,958        28,151,836       27,336,657
                                                          ==========        ==========       ==========

      (w)  FOREIGN CURRENCY TRANSLATION:

           The Company's Russian tobacco subsidiary, which was sold on August 4, 2000, operated in a highly inflationary economy and used the U.S. dollar as the functional currency. Therefore, certain assets of this entity (principally inventories and property and equipment) were translated at historical exchange rates with all other assets and liabilities translated at year end exchange rates and all translation adjustments being reflected in the consolidated statements of operations for the seven months ended July 31, 2000 and the twelve months ended December 31, 1999 and 1998.

      (x)  COMPREHENSIVE INCOME:

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

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



           Total comprehensive income was $174,176 for the year ended December 31, 2000, $212,278 for the year ended December 31, 1999 and $54,058 for the year ended December 31, 1998.

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

      The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC ("Western Realty Development"), a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo"), in accordance with the terms of the participating loan. (Refer to Note 7.) Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197,098, New Valley received $57,208 and Apollo received $68,338. The Company recorded a gain of $161,000 (including the Company's share of New Valley's gain), net of income taxes and minority interests, in connection with the sale in the third quarter of 2000.

      On August 4, 2000, with the proceeds of the sale, BGLS repurchased $24,850 principal amount of its 15.75% Senior Secured Notes (the "Notes"), together with accrued interest of $11,531, for $36,381. On September 5, 2000, BGLS redeemed the remaining Notes for 100% of the principal amount thereof plus accrued interest. BGLS used a total amount of $106,821 of the proceeds of the sale to retire the Notes. (Refer to Note 14.)

      Gallaher Overseas has also agreed to purchase for $1,500 additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. The seller is a subsidiary of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of New Valley. Closing of the sale is scheduled for the second quarter of 2001 following satisfaction of various regulatory requirements.

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

      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The proceeds of the loan and the exercise of the Class A option were used to retire a portion of BGLS' Notes. (Refer to Note 14.)

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

      The recapitalization had a significant effect on the Company's financial position and results of operations. The recapitalization resulted in the elimination of the existing redeemable preferred shares of New Valley and the on-going dividend accruals thereon, as well as the redemption obligation for the Series A Senior Preferred Shares in January 2003. As a result of the recapitalization, the Company's equity in New Valley increased by $59,263 which, presented net of tax, is $38,331.

      On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2000, New Valley had repurchased 344,400 shares for approximately $1,354. At December 31, 2000, the Company owned 56.1% of New Valley's Common Shares.

5.    ACQUISITIONS AND DISPOSITIONS - NEW VALLEY

      On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire a controlling interest in GBI Capital Management Corp. ("GBI") and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. Upon completion of the transaction, New Valley will own approximately 50.1% of the outstanding shares of GBI, an American Stock Exchange-listed company, which will be renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI. The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

      In December 1999, New Valley completed the sale of a 19.9% interest in its subsidiary Ladenburg, Thalmann & Co. Inc. ("Ladenburg") to Berliner Effektengesellschaft AG ("Berliner"). New Valley received $10,200 in cash and Berliner shares valued in accordance with the purchase agreement. Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. In connection with this transaction, New Valley recorded a gain of $4,256 for the year ended December 31, 1999.

      On August 30, 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing. In connection with the transaction, New Valley recorded a gain of $3,849 for the year ended December 31, 1999. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      In June 1999, Thinking Machines, New Valley's 73% owned subsidiary, sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 period. New Valley recorded a gain of $3,801 in connection with the sale. In June 2000, Thinking Machines recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product.

      At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to New Valley and New Valley offered to purchase all of Thinking Machines' outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999.

      BROOKEMIL LTD. In connection with the sale by Brooke (Overseas) of the common shares of BrookeMil to New Valley in 1997, a portion of the gain was deferred in recognition of the fact that Vector retained an interest in BrookeMil through its 42% equity ownership of New Valley prior to recapitalization and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BrookeMil, which was used by Liggett-Ducat for its cigarette factory operation) was subject to a put option held by New Valley. The option expired when Liggett-Ducat ceased factory operations at the site in March 1999. (Refer to Note 8).

6.    PRO FORMA RESULTS

      The following table presents unaudited pro forma results of operations as if the Philip Morris brand transaction, the sale of Western Tobacco Investments, New Valley's recapitalization, the sale of five of New Valley's shopping centers and the Thinking Machines assets and the acquisition of Class A interests in Western Realty Development LLC (refer to Note 7) had occurred immediately prior to January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                                   YEAR ENDED
                                      DECEMBER 31, 2000      DECEMBER 31, 1999
                                    ---------------------- --------------------

Revenues..........................          $642,150             $492,968

Operating income..................          $ 45,622             $ 48,615

Income from continuing operations
  before taxes and minority
  interests.......................          $ 98,429             $ 53,181

Income from continuing operations.          $ 40,532             $ 54,567

Income from continuing operations
  per common share:
    Basic.........................          $1.72                 $2.36
    Diluted.......................          $1.46                 $1.94

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

      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation ("WRD Holding"), a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sale of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

      As a result of the purchase of the Class A interests, New Valley and its subsidiaries will be entitled to 99% of subsequent distributions from Western Realty Development and Apollo will be entitled to 1% of subsequent distributions. Accordingly, New Valley will no longer account for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

      Prior to December 29, 2000, the ownership and voting interests in Western Realty Development were held equally by Apollo and New Valley. Apollo was entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment of $43,750, of which $42,574 had been funded, $41,266 was returned in connection with the sale of Western Tobacco Investments and $1,308 was outstanding at December 29, 2000, together with a 15% annual rate of return. New Valley was then entitled to a return to the extent of its investment commitment of $23,750 of BrookeMil-related expenses incurred and cash invested by New Valley since March 1, 1997, of which $22,574 had been funded, $21,266 was returned in connection with the sale of Western Tobacco Investments and $1,308 was outstanding at December 29, 2000, together with a 15% annual rate of return. Subsequent distributions were made 70% to New Valley and 30% to Apollo.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      Prior to December 29, 2000, New Valley accounted for its interest in Western Realty Development on the equity method. New Valley recognized losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development were not sufficient to satisfy Apollo's preferred return.

      Summarized financial information as of December 31, 1999 and for the period from January 1, 2000 to December 29, 2000 and the year ended December 31, 1999 for Western Realty Development follows:

                                             DECEMBER 31, 1999
                                             -----------------

Current assets.......................             $  3,557
Participating loan receivable........               37,849
Real estate, net.....................               77,988
Furniture and fixtures, net..........                  249
Other noncurrent assets..............                  320
Goodwill, net........................                  722
Notes payable - current..............                6,445
Other current liabilities............                7,067
Notes payable - long-term............                8,211
Other long-term liabilities..........                  752
Members' equity......................               98,210

                                     JANUARY 1, 2000 TO      YEAR ENDED
                                     DECEMBER 29, 2000    DECEMBER 31, 1999
                                     -----------------    -----------------

Revenues..........................       $  9,782             $11,537
Costs and expenses................          8,678              15,708
Real estate impairment charge.....             --              11,561
Accretion of return on
    participating loan............          3,460               5,858
Gain on sale of Western
    Tobacco Investments...........         84,417                  --
Income tax expense................            207                  --
                                         --------         -----------
Net income (loss).................        $88,774            $ (9,874)
                                         ========         ===========

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

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil, a wholly-owned subsidiary of New Valley. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 100% of both sites at December 31, 2000.

      Western Realty Repin has three classes of equity: Class A interests, of which $18,750 were outstanding at December 31, 2000 and are owned by Apollo; Class B interests, of which $6,250 were outstanding at December 31, 2000 and are owned by New Valley; and Class C interests, of which Apollo had subscribed for $9,521 ($7,788 funded) and New Valley had subscribed for $5,712 ($4,672 funded) at December 31, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $6,250, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo.

      Through December 31, 2000, Western Realty Repin has advanced $37,460, of which $26,538 was funded by Apollo under the loan. The loan bears no fixed interest and is payable only out of 100% of the distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of December 31, 2000, BrookeMil had invested $35,665 in the Kremlin sites and held approximately $462 in cash and receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $36,127, which is the amount of the participating loan recorded in the Company's consolidated balance sheet at December 31, 2000. Apollo is entitled to additional preferences of approximately $3,600 related to the Kremlin sites at December 31, 2000.

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

8.    INVESTMENT IN BROOKE (OVERSEAS) LTD.

      At August 4, 2000, Brooke (Overseas) sold all of its interests in Western Tobacco Investments. (Refer to Note 2.)

      On January 31, 1997, Brooke (Overseas) sold all its shares of BrookeMil to New Valley for $55,000. The Company recognized a portion of the gain of $43,700 on the sale in 1997 in the amount of $21,300. The remaining $22,400 was deferred in recognition of the fact that the Company then retained an interest in BrookeMil through its then equity ownership in New Valley and that a portion of the property sold (the site of the third phase of the Ducat Place real estate project being developed by BrookeMil) was subject to a put option held by New Valley. The option expired when Liggett-Ducat operations at the factory ceased in March 1999. The Company recognized that portion of the deferred gain, $7,050, in March 1999.

      As discussed in Note 7, in 1998, New Valley contributed the BrookeMil real estate assets to Western Realty Development and the Company recognized a portion of the deferred gain, $4,246, to the extent of Apollo's interest in Western Realty Development.

9.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interests. The Company had realized gains on sales of investment securities available for sale of $2,271 and $2,446 for the twelve months ended December 31, 2000 and 1999.

      The components of investment securities available for sale at December 31, 2000 and 1999 are as follows:

                                              GROSS       GROSS
                                           UNREALIZED   UNREALIZED     FAIR
                                 COST         GAIN         LOSS       VALUE
                                 ----      ----------   ----------    -----

2000
Marketable equity securities     $24,016     $   411     $ 4,096     $20,331
Marketable debt securities .       3,050          --          --       3,050
Marketable warrants ........          --       5,956          --       5,956
                                 -------     -------     -------     -------
Investment securities ......     $27,066     $ 6,367     $ 4,096     $29,337
                                 =======     =======     =======     =======

1999
Marketable equity securities     $45,213     $11,024     $12,737     $43,500
Notes receivable ...........       1,063          --          --       1,063
Marketable warrants ........          --       4,159          --       4,159
                                 -------     -------     -------     -------
Investment securities ......     $46,276     $15,183     $12,737     $48,722
                                 =======     =======     =======     =======

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


10.   INVENTORIES

      Inventories consist of:

                                       DECEMBER 31,
                                   ----------------------
                                     2000          1999
                                   --------      --------

Leaf tobacco .................     $  7,911      $ 13,599
Other raw materials ..........        1,382         6,423
Work-in-process ..............        2,156         3,542
Finished goods ...............       18,924        20,662
Replacement parts and supplies        2,640         4,795
                                   --------      --------
Inventories at current cost ..       33,013        49,021
LIFO adjustments .............       (3,261)       (3,816)
                                   --------      --------
                                   $ 29,752      $ 45,205
                                   ========      ========

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2000, Liggett had leaf tobacco purchase commitments of approximately $199.

11.   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                        DECEMBER 31,
                                  ------------------------
                                     2000           1999
                                  ---------      ---------

Land and improvements .......     $   1,670      $     415
Buildings ...................        15,641         51,773
Machinery and equipment .....        71,741        129,693
Construction-in-progress ....            --         14,605
                                  ---------      ---------
                                     89,052        196,486
Less accumulated depreciation       (40,513)       (42,226)
                                  ---------      ---------
                                  $  48,539      $ 154,260
                                  =========      =========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $11,479, $7,069 and $4,123, respectively. Depreciation expense on real estate investments at New Valley was $1,020 and $890 for the year ended December 31, 2000 and the seven months ended December 31, 1999, respectively.

      SUBSEQUENT EVENT:

      In February 2001, Liggett contracted to purchase production machinery for approximately $16,200. Delivery will begin in October 2001.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


12.      INVESTMENT IN REAL ESTATE

      The components of the Company's investment in real estate at December 31, 2000 and 1999 are as follows:

                                         RUSSIAN
                                           REAL        SHOPPING
                                          ESTATE        CENTERS         TOTAL
                                          ------        -------         -----
2000
Land ..............................     $  52,585      $  4,543      $  57,128
Buildings .........................        53,053        19,052         72,105
                                        ---------      --------      ---------
      Total .......................       105,638        23,595        129,233
Less accumulated depreciation .....        (5,696)       (3,265)        (8,961)
                                        ---------      --------      ---------
      Net investment in real estate     $  99,942      $ 20,330      $ 120,272
                                        =========      ========      =========

1999
Land ..............................     $  32,003      $  4,542      $  36,545
Buildings .........................            --        19,053         19,053
                                        ---------      --------      ---------
      Total .......................        32,003        23,595         55,598
Less accumulated depreciation .....            --        (2,245)        (2,245)
                                        ---------      --------      ---------
      Net investment in real estate     $  32,003      $ 21,350      $  53,353
                                        =========      ========      =========


13.      LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                              DECEMBER 31, 2000         DECEMBER 31, 1999
                             -------------------        ------------------
                            CARRYING        FAIR       CARRYING       FAIR
                             VALUE         VALUE        VALUE        VALUE
                             -----         -----        -----        -----

Limited partnerships........  $4,654      $10,493        $8,730      $13,788

      The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners. New Valley is not required to make additional investments in limited partnerships as of December 31, 2000. For the year ended December 31, 1999, the Company recognized gains of $659 on liquidations of investments of certain limited partnerships.

      Also included in long-term investments are various Internet-related businesses which are carried at $321 and $5,598 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, an investee engaged in the online music industry ceased operations and the Company wrote down to zero the remaining $1,054 carrying value of its investment. During the year ended December 31, 2000, the Company also determined that a permanent impairment in the value of its investments in three Internet-related businesses with a historical cost of $2,004 had occurred and wrote down these investments to $250.

      The Company's estimate of the fair value of its long-term investments are

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

14.   NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                            DECEMBER 31,     DECEMBER 31,
                                                                2000             1999
                                                          ----------------- ----------------

BGLS:

15.75% Series B Senior Secured Notes due 2001,
      net of unamortized discount of $5,468 ..............     $     --      $  82,602
Deferred interest on 15.75% Series B Senior Secured
      Notes due 2001 .....................................           --         25,435

New Valley:
Notes payable - shopping centers .........................       19,529         19,813
Notes payable - Russia ...................................        8,187             --

Liggett:
Revolving credit facility ................................       19,374             --
Term loan under credit facility ..........................        4,320          5,040
Other notes payable ......................................        5,760          4,232

Brooke (Overseas):
Foreign credit facilities ................................           --         29,470
Notes payable ............................................           --         23,090

Other ....................................................          570            214
                                                               --------      ---------

Total notes payable, long-term debt and other obligations        57,740        189,896
Less:
      Current maturities .................................      (17,850)       (41,547)
                                                               --------      ---------
Amount due after one year ................................     $ 39,890      $ 148,349
                                                               ========      =========

      15.75% SERIES B SENIOR SECURED NOTES DUE 2001 - BGLS:

      During 1999, BGLS repurchased $144,794 principal amount of its Notes, together with accrued interest thereon. The purchases were funded primarily with proceeds from the Philip Morris brand transaction which closed on May 24, 1999. In January 2000, BGLS repurchased an additional $5,500 principal amount of the Notes, together with accrued interest thereon. In connection with the sale of Western Tobacco Investments on August 4, 2000, BGLS repurchased a portion of the Notes and redeemed the remaining Notes on September 5, 2000. The Company recognized an extraordinary loss in 2000 and 1999 on early extinguishment of debt primarily due to the unamortized imputed interest associated with the repurchased Notes. (Refer to Note 2).

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $35,000 credit facility, under which $19,374 was outstanding at December 31, 2000. Availability under the credit facility was approximately $9,608 based on eligible collateral at December 31, 2000. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 10.5% at December 31, 2000. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2000, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $14,832 and net working capital was $24,169, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase the Mebane facility, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 with a final payment of $1,500. Interest is charged at the prime rate applicable to the facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

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

      NOTES PAYABLE - NEW VALLEY:

      In February 2001, New Valley sold a shopping center in Florida for $9,500 before closing adjustments and expenses. This Florida shopping center was subject to notes payable of $8,226 at December 31, 2000. New Valley's remaining shopping center in West Virginia was subject to notes payable of $11,303 at December 31, 2000. One note bears an interest rate of 9.03% per annum and is due in 2024. A subordinated note bears interest at 9% per annum and is due in 2006.

      A credit facility with a Russian bank bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At December 31, 2000, borrowings under the new credit agreement totaled $8,187.

      NOTES PAYABLE AND FOREIGN CREDIT FACILITIES - WESTERN TOBACCO INVESTMENTS AND LIGGETT-DUCAT:

      In connection with the sale of Western Tobacco Investments on August 4, 2000, all of the credit facilities, notes payable and other obligations of Western Tobacco Investments and Liggett-Ducat were assumed by the purchaser.

      SCHEDULED MATURITIES:

      Scheduled maturities of long-term debt are as follows:

      Year ending December 31:

      2001 ...................            $17,850
      2002 ...................              2,339
      2003 ...................             21,072
      2004 ...................              3,940
      2005 ...................              1,588
      Thereafter .............             10,951
                                          -------
               Total .........            $57,740
                                          =======

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




15.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

      The components of trading securities owned and securities sold, not yet purchased are as follows:


                                            DECEMBER 31, 2000                DECEMBER 31, 1999
                                      ----------------------------     ------------------------------
                                        TRADING       SECURITIES         TRADING         SECURITIES
                                       SECURITIES    SOLD, NOT YET      SECURITIES      SOLD, NOT YET
                                         OWNED         PURCHASED          OWNED           PURCHASED
                                       ----------    -------------      ----------      -------------
Common stock....................        $14,671            $3,170          $13,306            $6,522
Equity and index options........            768               149            1,973             1,087
Other...........................          2,909               251              428                16
                                        -------            ------         --------           -------
                                        $18,348            $3,570          $15,707            $7,625
                                        =======            ======         ========           =======


16.   COMMITMENTS

      Certain of the Company's subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

         Year ending December 31:
         2001 ...................            $ 5,035
         2002 ...................              5,121
         2003 ...................              3,312
         2004 ...................              3,873
         2005 ...................              4,014
         Thereafter .............             39,326
                                             -------
             Total ..............            $60,681
                                             =======

      The Company's rental expense for the years ended December 31, 2000, 1999 and 1998 was $8,115, $7,369 and $3,035, respectively.

      Future minimum rents to be received principally by New Valley under non-cancelable operating leases are $7,797 in 2001, $6,932 in 2002, $4,402 in 2003, $2,768 in 2004, $1,018 in 2005 and $995 thereafter.

17.   EMPLOYEE BENEFIT PLANS

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

      The Company's net pension expense consists of the following components:


                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                              2000                 1999                 1998
                                                            --------             --------             --------
Service cost - benefits earned during the period            $    350             $    350             $    350
Interest cost on projected benefit obligation ..              11,034               10,850               11,707
Expected return on assets ......................             (18,157)             (15,338)             (16,724)
Amortization of net gain .......................              (4,010)                (894)              (3,064)
Curtailment related to plan restructuring ......                  --                1,302                   --
                                                            --------             --------             --------
Net pension credit .............................            $(10,783)            $ (3,730)            $ (7,731)
                                                            ========             ========             ========


                                                                                2000                  1999
                                                                             ---------             ---------
Change in benefit obligation:
    Benefit obligation at January 1 .............................            $(151,508)            $(170,064)
    Interest cost ...............................................              (11,034)              (10,850)
    Benefits paid ...............................................               15,829                16,763
    Termination, settlements and curtailment ....................                   --                (1,302)
    Actuarial (loss) gain .......................................                 (169)               13,945
                                                                             ---------             ---------
    Benefit obligation at December 31 ...........................            $(146,882)            $(151,508)
                                                                             ---------             =========
Change in plan assets:
    Fair value of plan assets at January 1 ......................            $ 198,787             $ 184,079
    Actual return on plan assets ................................               28,276                31,130
    Contributions ...............................................                  351                   341
    Benefits paid ...............................................              (15,829)              (16,763)
                                                                             ---------             ---------
    Fair value of plan assets at December 31 ....................            $ 211,585             $ 198,787
                                                                             =========             =========
Excess of plan assets versus benefit
        obligations at December 31 ..............................            $  64,703             $  47,279
    Unrecognized actuarial gains ................................              (60,840)              (54,921)
    Contributions or SERP benefits ..............................                   88                    85
                                                                             ---------             ---------
Net pension asset (liability) before additional minimum liability
        and purchase accounting valuation adjustments ...........                3,951                (7,557)
Additional minimum liability ....................................               (1,523)               (1,556)
Purchase accounting valuation adjustments relating
        to income taxes .........................................                2,035                 2,383
                                                                             ---------             ---------
Pension asset (liability) included in the December 31
        balance sheet ...........................................            $   4,463             $  (6,730)
                                                                             =========             =========

      Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations for the years ended December 31, 2000 and 1999 follow:

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)





                                                               2000                  1999
                                                               ----                  ----

  Discount rates..................................         6.50 - 7.75%          5.50 - 6.75%
  Accrued rates of return on invested assets......            9.75%                 8.75%
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

      The components of net periodic postretirement benefit cost for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                               2000               1999             1998
                                                               -----             ------            -----

      Service cost, benefits attributed to employee
           service during the year ................            $  34             $   45            $  43
      Interest cost on accumulated postretirement
           benefit obligation .....................              675                599              583
      Charge for special termination benefits .....               --                240               --
      Amortization of net (loss) gain .............             (272)               582             (284)
                                                               -----             ------            -----
      Net periodic postretirement benefit expense .            $ 437             $1,466            $ 342
                                                               =====             ======            =====

      The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 2000 and 1999 applicable to each employee group for benefits:

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                                                                            2000                 1999
                                                                          --------             --------

      Change in benefit obligation:
           Benefit obligation at January 1 ...................            $ (9,096)            $ (9,116)
           Service cost ......................................                 (34)                 (45)
           Interest cost .....................................                (675)                (599)
           Benefits paid .....................................                 688                  712
           Actuarial gain ....................................                 481                  192
           Charge for special termination benefits ...........                  --                 (240)
                                                                          --------             --------
           Benefit obligation at December 31 .................            $ (8,636)            $ (9,096)
                                                                          ========             ========
      Change in plan assets:
           Contributions .....................................            $    688             $    712
           Benefits paid .....................................                (688)                (712)
                                                                          --------             --------
           Fair value of plan assets at December 31 ..........            $     --             $     --
                                                                          ========             ========
      Accumulated postretirement benefit obligation (in excess
               of plan assets) ...............................            $ (8,636)              (9,096)
           Unrecognized net gain .............................              (3,445)              (3,236)
      Purchase accounting valuation adjustments relating
               to income taxes ...............................                 636                  745
                                                                          --------             --------
      Postretirement liability included in the December 31
               balance sheet .................................            $(11,445)            $(11,587)
                                                                          ========             ========

      The APBO at December 31, 2000 and 1999 was determined using discount rates of 7.75% and 6.75%, respectively, and a health care cost trend rate of 4% in 2000 and 1999. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit cost by $22 and $306, respectively, for the year ended December 31, 2000. The Company does not hold any assets reserved for use in the plan.

      PROFIT SHARING PLAN:

      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation.

      LIGGETT

      The 401(k) plans at Liggett match up to a 3% employee contribution and Liggett may contribute up to an additional 6% of salary. Liggett contributed and expensed $553, $527 and $469 to the 401(k) plans for the years ended December 31, 2000, 1999 and 1998, respectively.

      NEW VALLEY:

      Ladenburg has a profit sharing plan for substantially all its employees. The plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. Ladenburg elected to make matching contributions for the year ended December 31, 2000 in the amount of $259. No matching contributions were made in 1999 and 1998.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)





18.   INCOME TAXES

      The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The consolidated U.S. income tax return does not include the activities of New Valley and the Company's foreign subsidiaries. New Valley files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------
                                             2000                1999                 1998
                                           -------            --------             --------
      Current:
            U.S. Federal ......            $10,910            $  1,208             $     --
            Foreign ...........                 --                 429
            State .............              2,435               5,076                   --
                                           -------            --------             --------
                                            13,345               6,713                   --
                                           -------            --------             --------

      Deferred:
            U.S. Federal ......            $67,321            $ 66,688             $(59,158)
            Foreign ...........                 --                 445                 (455)
            State .............              2,201               8,612                   --
                                           -------            --------             --------
                                            69,522              75,745              (59,613)
                                           -------            --------             --------
      Total provision (benefit)            $82,867            $ 82,458             $(59,613)
                                           =======            ========             ========


      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:



                                                           DECEMBER 31, 2000              DECEMBER 31, 1999
                                                    -----------------------------    ----------------------------
                                                     DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                                        ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                                     ------------    ------------    ------------    ------------
      Excess of tax basis over book basis-
        non-consolidated subsidiaries ......        $      --         $ 21,113           23,204            9,227
      Deferral on brand transaction ........               --          103,100               --          103,346
      Other ................................           50,909            7,544           31,660            6,986
      Russian tax loss carryforwards .......               --               --            6,632               --
      U.S. tax loss carryforwards-Vector ...               --               --           48,007               --
      U.S. tax loss carryforwards-New Valley           41,883               --           65,911               --
      Valuation allowance ..................          (81,677)              --         (108,409)              --
      Reclassifications ....................             (717)             717               --               --
                                                    ---------         --------        ---------         --------
                                                    $  10,398         $132,474        $  67,005         $119,559
                                                    =========         ========        =========         ========


      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $81,677 at December 31, 2000, which relates to the deferred assets of New Valley.

      The valuation allowance of $81,677 at December 31, 2000 consisted primarily of New Valley's net operating loss carryforwards of $41,883. In addition, a valuation allowance was established against New Valley's additional deferred tax assets of $39,794 primarily related to differences between book and tax accounting purposes for basis in investments and subsidiaries and restructuring accruals.

      As of December 31, 2000, New Valley and its consolidated group had U.S. net operating loss carryforwards of approximately $104,185 for tax purposes, which expire at various dates from 2002

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      through 2008. Approximately $15,485 of net operating loss carryforwards constitute pre-change losses and are limited under Internal Revenue Code
      Section 382 and $88,700 of net operating losses were unrestricted.

      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:


                                                                          YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                  2000              1999             1998
                                                               ---------         ---------         --------
      Income (loss) from continuing operations before
          income taxes ................................        $ 252,437         $ 318,542         $(35,394)
                                                               ---------         ---------         --------
      Federal income tax provision (benefit) at
          statutory rate ..............................           88,353           111,490          (12,387)
      Increases (decreases) resulting from:
          State income taxes, net of federal income tax
            benefits ..................................            3,013             8,897               --
          Foreign taxes ...............................               --               873             (455)
          Difference in basis related to disposal of
            foreign subsidiary ........................           (9,837)
          Other, net ..................................            1,338               822            9,921
          Changes in valuation allowance ..............               --           (39,624)         (56,692)
                                                               ---------         ---------         --------
          Provision (benefit) for income tax ..........        $  82,867         $  82,458         $(59,613)
                                                               =========         =========         ========

      Both the Company's and New Valley's 1996 and 1997 tax years are presently under audit with the IRS. The Company believes it has adequately reserved for any potential adjustments which may occur.

19.   EQUITY

      On December 10, 1999, each outside director of the Company was granted an option to purchase 10,500 shares of common stock at $15.95 per share, the fair market value on the date of grant. The options vest and become exercisable in three equal annual installments commencing on January 1, 2001, but are subject to earlier vesting upon a change of control.

      During April and May 1998, the Company granted 11,025 shares of common stock to each of its three outside directors. Of these shares, 8,269 vested immediately and the remaining 24,806 shares vest in three equal annual installments. At December 31, 2000, $275 had been expensed and the remaining amount of $27 will be recognized over the remaining vesting period.

      In March 1998, the Company entered into an agreement with AIF II, L.P. and an affiliated investment manager on behalf of a managed account (together, the "Apollo Holders") to defer the payment of interest on the BGLS Notes held by them. In connection with the agreement with the Apollo Holders, the Company issued to the Apollo Holders a five-year warrant to purchase 2,205,000 shares of the Company's common stock at a price of $4.54 per share. The Apollo Holders were also issued a second warrant expiring October 31, 2004 to purchase an additional 2,370,375 shares of the Company's common stock at a price of $0.10 per share. The second warrant became exercisable on October 31, 1999. During 2000, the second warrant was exercised for cash and the surrender of 7,428 warrants.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      On March 12, 1998, the Company granted an option for 1,378,125 shares of common stock to a law firm that represents the Company and Liggett originally exerciseable at $15.87 per share. The fair value of the equity instruments was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility 77.6%, risk-free interest rate of 5.47%, expected life of two years and dividend rate of 0%. The Company recognized expense of $1,495 in the second quarter of 1998. On October 12, 1998, the Company amended the option to reduce the exercise price from $15.87 per share to $5.44 per share. The expense at the initial grant date was $3,063, and the incremental expense incurred due to the modifications of the grant was $2,050. At December 31, 1999, all such amounts had been expensed. During 2000, options for 215,019 shares were exercised by the law firm by surrender of 99,981 options.

      On August 28, 1998, the Company granted 518,175 shares of common stock as part of a performance fee to members of a law firm which represents the Company and Liggett. The Company expensed $1,687 for the year ended December 31, 1998.

20.   STOCK PLANS

      On November 4, 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "1999 Plan") which was approved by the stockholders of the Company in May 2000. The 1999 Plan authorizes the granting of up to 5,000,000 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

      On November 4, 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries pursuant to the 1999 Plan. Under the options, the option holders have the right to purchase an aggregate of 2,320,500 shares of common stock at an exercise price of $14.70 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on the fourth anniversary of the date of grant. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control" or (ii) the termination of the option holder's employment with the Company due to death or disability.

      On October 15, 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the "1998 Plan"). The 1998 Plan, adopted on May 8, 1998, authorizes the granting of up to 5,512,500 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan.

      On July 20, 1998, the Company granted a non-qualified stock option to each of the Chairman and a consultant to the Company who now serves as President and a director of the Company (the "Consultant"), pursuant to the 1998 Plan. Under the options, the Chairman and the Consultant have the right to purchase 2,756,250 shares and 551,250 shares, respectively, of common stock at an exercise price of $8.85 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and become exercisable as to one-fourth of the shares on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will immediately vest and become exercisable upon (i) the occurrence of a "Change in Control," or (ii) the termination of the option holder's employment or consulting arrangement with the Company due to death or disability.

      The fair value of the equity instruments issued to the Consultant was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility of 82.18%, risk-free interest rate of 5.47%, expected option life of 10 years and dividend rate of 0%. The Company is recognizing $3,260 over the vesting period.

      On November 24, 1999, the Company granted non-qualified stock options to purchase 966,000 shares of common stock to key employees of Liggett under the 1998 Plan. Under the options, the 27 Liggett option holders have the right to purchase shares at $14.70 per share except for the grant of 262,500 options to the retired president of Liggett whose options have an exercise price of $17.14 per share, the fair market value on the date of grant, and are currently exercisable in full. The options become exercisable as to 25% of the shares on December 31, 2001 and as to an additional 37.5% of the shares on each of December 31, 2002 and December 31, 2003, assuming the continued employment of the option holder. Vesting is accelerated upon death or disability. The Company will recognize compensation expense of $1,717 over the vesting period.

      As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 47,407 and 465,255, respectively, shares of the Company's common stock at an exercise price of $4.54 per share. The options have a ten-year term and vest in six equal annual installments. The Company will recognize compensation expense of $154 over the vesting period.

      A summary of stock options granted to employees follows:

                                                                                          WEIGHTED
                                                      NUMBER OF         EXERCISE          AVERAGE
                                                       SHARES            PRICE           FAIR VALUE
                                                       ------            -----           ----------

Outstanding on December 31, 1997..............          465,255          $4.54             $3.90
     Granted..................................        2,803,657       $4.54-$8.85          $6.93
     Exercised................................          103,779          $4.54                --
     Cancelled................................               --            --                 --
                                                      ---------
Outstanding on December 31, 1998..............        3,165,133          $4.54             $7.03
     Granted..................................          997,500      $14.70-$17.14         $7.25
     Exercised................................               --            --                 --
     Cancelled................................               --            --                 --
                                                      ---------
Outstanding on December 31, 1999..............        4,162,633       $4.54-$17.14         $7.28
     Granted..................................        2,889,500      $13.57-$18.63            --
     Exercised................................               --            --                 --
     Cancelled................................          (61,000)         $14.70            $7.32
                                                      ---------
Outstanding on December 31, 2000..............        6,991,133       $4.54-$18.63         $7.67
                                                      =========

Options exercisable at:
     December 31, 1998........................           73,884           --                  --
     December 31, 1999........................          737,659           --                  --
     December 31, 2000........................        1,549,046           --                  --

      The Company will continue to account for stock options granted employees at their intrinsic value. Had the fair value method of accounting been applied to the Company's stock options granted to employees, the pro forma effect would be as follows:

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                                                                2000            1999           1998
                                                              --------        --------        -------
      Net income (loss) as reported ..................        $174,218        $235,673        $27,427
      Estimated fair value of the year's option grants          11,732           5,605          2,549
      Net income (loss) adjusted .....................         162,486         230,068         24,878
      Adjusted net income per share - basic ..........            6.91            9.96           1.10
      Adjusted net income per share - diluted ........            5.86            8.17           0.91

      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted.

                                           2000              1999             1998
                                           ----              ----             ----

Risk-free interest rate.........         5.3%-7.0%           6.1%           5.5%-5.7%
Expected volatility.............          42%-67%          47%-68%           77%-79%
Dividend yield..................         0.0%-7.4%        5-9%-5.6%           0.0%
Expected holding period.........         10 years          10 years         10 years
Weighted average fair value.....        $3.59-$8.85      $4.84-$7.52       $7.22-$7.82


      On December 16, 1996, the Company entered into a stock option agreement with the Consultant. The agreement granted the Consultant non-qualified stock options to purchase 1,102,500 shares of the Company's common stock at an exercise price of $0.91 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments beginning on July 1, 1997. Under the agreement, common stock dividend equivalents are paid on each vested and unexercised option. The Company estimated the fair value of such grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.4%, expected option life of 10 years, volatility of 81.4% and no expected dividends or forfeiture. Under this model, the fair value of stock options granted in 1996 was $4,750. The Company recognized expense of $792 in each of 2000, 1999 and 1998. In 2000, 1999 and 1998, the Company also recorded charges to income of $926, $444 and $330, respectively, for dividend equivalent rights.

      As of January 1, 1994, the Company had granted 551,250 shares of restricted common stock to the Consultant. Of the total number of shares granted, 275,625 were immediately vested and issued during the third quarter. The remaining 275,625 shares were issued in 1995 and vested in 1997. In addition, on January 25, 1995, the Company entered into a non-qualified stock option agreement with the Consultant. Under the agreement, options to purchase 551,250 shares were granted at $1.81 per share. The options are exercisable over a ten-year period and were fully vested in January 1999. The grant provides for dividend equivalent rights on all the shares underlying the unexercised options. During 1999 and 1998, the Company recorded charges to income of $16 and $188, respectively, for compensation based on estimates of the fair market value for the shares and options granted. In 2000, 1999 and 1998, the Company also recorded charges to income of $302, $166 and $155, respectively, for the dividend equivalent rights.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




21.   OTHER LIABILITIES

      Other long-term liabilities consist of the following:

                                                          DECEMBER 31,
                                                     ----------------------
                                                       2000           1999
                                                     -------        -------

      Note payable for Western Realty
          Development Class A Interests .....        $19,968        $    --
      Western Realty Repin participating loan         36,127         32,091
      Western Realty Development
          participating loan ................             --         37,849
      Other long-term liabilities ...........          5,532         11,256
                                                     -------        -------
            Total ...........................        $61,627        $81,196
                                                     =======        =======


22.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                       2000           1999           1998
                                                                     -------        -------        -------
       I.  Cash paid during the period for:
             Interest .......................................        $48,437        $48,030        $62,339
             Income taxes, net of refunds ...................         10,701          2,942          2,751

      II.  Non-cash investing and financing activities:
             Issuance of stock to Liggett noteholders .......             --             --          4,105
             Issuance of stock to consultants and law firms .             --             --          3,705
             Issuance of warrants ...........................             --             --         22,421
             Issuance of stock dividend .....................         20,852         25,646             --


23.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

         OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




      brought by various governmental entities ("Governmental Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the year ended December 31, 2000, Liggett incurred counsel fees and costs totaling approximately $7,236 compared to $5,733 and $7,828, respectively, for 1999 and 1998.

      INDIVIDUAL ACTIONS. As of December 31, 2000, there were approximately 317 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 67 were pending in Florida, 102 in New York, 12 in Massachusetts, 14 in Texas and 21 in California. The balance of the individual cases were pending in 22 states. There are five individual cases pending where Liggett is the only named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia.

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

      Jury awards in California and Oregon have been entered against other companies in the tobacco industry. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In each case, both the verdict and damage awards are being appealed by the defendants. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. This company has indicated it intends to appeal to the U. S. Supreme Court.

      CLASS ACTIONS. As of December 31, 2000, there were approximately 43 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      On July 14, 2000, the Southeastern Iron Workers Union filed a motion to intervene in the ENGLE case, seeking to protect its members' subrogation rights under the federal Employment Retirement Income Security Act. Based

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




      on the federal question raised in that motion, defendants removed the case to federal court in Miami on July 24, 2000. On November 3, 2000, the federal court returned the case to the state court on procedural grounds. An appeal of the district court's order is pending in the federal appellate court.

      Now that the ENGLE jury has awarded punitive damages and final judgment has been entered, it is unclear how the state court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment. Such amount has been classified as a restricted asset in the Company's consolidated balance sheet. Although the legislation is intended to apply to the ENGLE case, management cannot predict the outcome of any possible challenges to the application or constitutionality of this legislation. Similar legislation has been enacted in Georgia, Kentucky, North Carolina and Virginia.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE) and in West Virginia (BLANKENSHIP). A number of class certification denials are on appeal.

      On August 16, 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. In an order issued on March 23, 2001, the court reaffirmed class certification of this medical monitoring action. The court has not scheduled a retrial.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants. The Arizona action was dismissed, but the plaintiffs are expected to appeal that ruling.

      Liggett and plaintiffs have advised the court, in SIMON V. PHILIP MORRIS ET AL., a putative nationwide smokers class action, that Liggett and the plaintiffs have engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

      GOVERNMENTAL ACTIONS. As of December 31, 2000, there were approximately 32 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




      the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of December 31, 2000, there were approximately 58 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Seven United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. In a September 2000 ruling, the court dismissed the government's claims based on MCRA and MSP, on the ground, among others, that these statutes do not provide a basis for the relief sought. The government filed a motion seeking the court's reconsideration of this ruling, which remains pending. In the September 2000 ruling, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. This action is now moving into the discovery phase. Trial is scheduled for July 2003, although trial dates are subject to change.

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

      The MSA has been initially approved by trial courts in all Settling States. The MSA is subject to final judicial approval in each of the Settling States, which approval has been obtained in 51 of the 52 settling jurisdictions. If final judicial approval is not obtained in a jurisdiction by December 31, 2001, then, unless the settling defendants and the relevant jurisdiction agree otherwise, the MSA will be terminated with respect to such jurisdiction.

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

      Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for 1.5% of the total cigarettes shipped in the United States during 2000. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

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

      The Company accrued $16,902 for the present value of the fixed payments under the March 1998 Attorneys General settlements. As a result of the Company's treatment under the MSA, $14,928 of net charges accrued for the prior settlements were reversed in 1998, $1,051 were reversed in 1999 and $934 were reversed in 2000.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




      Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. Cases currently scheduled for trial in 2001 include a third-party action brought by Empire Blue Cross/Blue Shield, beginning March 26, 2001 in the United States District Court for the Eastern District of New York, an action brought by Owens Corning, a former asbestos manufacturer, beginning June 2001 in a Mississippi state court, and a consolidated trial that is scheduled to begin during June 2001 in the cases brought by approximately 1,200 West Virginia smokers or users of smokeless tobacco products. These cases are presently scheduled to be tried pursuant to multi-part trial plans. Trial dates, however, are subject to change.

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

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      LEGISLATION AND REGULATION:

      In 1993, the Environmental Protection Agency ("EPA") released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate secondary smoke, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government has appealed the court's ruling. Whatever the ultimate outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

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

      Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarette manufacturers. Recently, a Presidential commission appointed by former President Clinton issued a preliminary report recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, Congressional advocates of FDA regulation have introduced such legislation for consideration by the 107th Congress. The ultimate outcome of these proposals cannot be predicted.

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

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.87 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

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

      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks (i) a declaration that New Valley's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to New Valley, and (ii) unspecified damages to be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and New Valley believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action filed by Brooke Group Holdings and New Valley. Discovery in the case has commenced. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Brooke Group Holding and New Valley believe that the allegations are without merit. The Court, on the defendants' motion, recently dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. The surviving claims are plaintiff's allegations that (i) the fact that the fairness opinion did not cover the relative fairness to each class of shares should have been expressly disclosed; (ii) failure to disclose the identity of shareholders who suggested the recapitalization and their respective holdings, broken down by share class, was a material omission; and (iii) the disclosure in the proxy statement was inadequate because it did not reveal the value of the Company's lines of business or its assets. The Court speculated that facts might exist under which one or more of the foregoing alleged non-disclosures might be material and, therefore, the motion to dismiss as to these three allegations was denied. An answer has been filed as to the surviving claims. Discovery in the case has commenced. Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

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

      As of December 31, 2000, New Valley had $10,229 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

24.   RELATED PARTY TRANSACTIONS

      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of, and an executive officer and director of the Company is a stockholder and registered representative in, a registered broker-dealer that has performed services for New Valley since before December 31, 1998. The broker-dealer received brokerage commissions and other income of approximately $101, $59 and $128 from New Valley during 2000, 1999 and 1998, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with New Valley's broker-dealer subsidiary on customary terms.

      An outside director of New Valley serves as a managing director of an investment bank that provided advisory services to New Valley in 1999 in connection with the sale of an interest in Ladenburg to Berliner. New Valley paid this firm a fee of $254 in cash of 8,816 Berliner shares in connection with such services. During 2000, the investment bank provided services to Brooke (Overseas) in connection with the sale of Western Tobacco Investments. Brooke (Overseas) paid this firm $750 in connection with such services.

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

      The Company granted the Consultant options to purchase 551,250 common shares in 1998 and 525,000 in 1999. (Refer to Note 20.) During 2000, 1999 and 1998, the Consultant received consulting fees of $480 per year from the Company and a subsidiary.

25.   OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

      The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 2000, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

      In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts, written index option contracts and securities sold, but not yet purchased.

      Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated balance sheet. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 2000, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $0 and $134, respectively.

      Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts at December 31, 2000:

                                               LONG          SHORT
                                               ----          -----

Equity and index options.............        $15,300        $51,755
Financial futures contracts..........             --            258

      The table below discloses the fair value at December 31, 2000 of these commitments, as well as the average fair value during the year ended December 31, 2000, based on monthly observations.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                                                  DECEMBER 31, 2000                 AVERAGE
                                              --------------------------- ----------------------------
                                                  LONG         SHORT          LONG          SHORT
                                                  ----         -----          ----          -----

Equity and index options.................           $768          $149       $1,491            $563
Financial futures contracts..............             --           134          790             554


      For the years ended December 31, 2000 and 1999, the net gain arising from options and futures contracts included in net gain on principal transactions was $1,186 and $1,421, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

      Securities sold, but not yet purchased represent obligations of Ladenburg to deliver specified securities at a contracted price and thereby create liabilities to repurchase the securities in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk as Ladenburg's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the consolidated balance sheet.

26.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                  DECEMBER 31, 2000            DECEMBER 31, 1999
                                                  -----------------            -----------------
                                                CARRYING        FAIR        CARRYING         FAIR
                                                 AMOUNT        VALUE         AMOUNT         VALUE
                                                 ------        -----         ------         -----
Financial assets:
    Cash and cash equivalents...........        $157,513      $157,513     $  20,123      $  20,123
    Investments available for sale......          29,337        29,337        48,722         48,722
    Trading securities owned............          18,348        18,348        15,707         15,707
    Restricted assets...................           7,549         7,549         8,434          8,434
    Receivable from clearing brokers....          10,126        10,126        10,903         10,903
    Long-term investments...............           4,654        10,493         8,730         13,788
Financial liabilities:
    Margin loans payable................           4,675         4,674           983            983
    Notes payable.......................          57,740        57,740       189,896        184,494


                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



27.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the years ended December 31, 2000, 1999 and 1998 follows:

                                                UNITED
                                                STATES      RUSSIA(1)      BROKER-(2)  REAL(2)     CORPORATE(2)
                                                TOBACCO     TOBACCO        DEALER     ESTATE       AND OTHER        TOTAL
                                                -------     -------        ------     ------       ---------        -----

            2000
            Revenues ......................    $539,059    $ 107,263     $90,111    $   3,198     $      --     $739,631
            Operating income ..............      71,434       (5,667)      6,212       (5,335)      (20,245)      46,399
            Identifiable assets ...........     108,662        1,252      48,770      173,312       129,979      461,975
            Depreciation and amortization .       4,505        5,970       1,102        1,020            50       12,647
            Capital expenditures ..........      13,387        9,000         763        3,663           790       27,603

            1999
            Revenues ......................    $422,748    $ 100,059     $40,852    $   3,386     $      --     $567,045
            Operating income ..............      76,700        5,215         369         (776)       (9,505)      72,003
            Identifiable assets ...........     112,900      160,526      47,480       57,920       125,622      504,448
            Depreciation and amortization .       2,878        3,323         269          890           312        7,672
            Capital expenditures ..........      17,432       43,875         104           --            --       61,411

            1998
            Revenues .,,,,.................    $347,129    $  97,437          --           --     $      --     $444,566
            Operating income ..............      54,422       13,234          --           --         3,938       71,594
            Identifiable assets ...........      74,743      104,090          --           --        50,149      228,982
            Depreciation and amortization .       6,678        1,708          --           --           224        8,610
            Capital expenditures ..........       1,859       17,784          --           --         1,363       21,006

- -------------
(1) Liggett-Ducat's revenues and operating income are included through the seven months ended July 31, 2000, and the years ended December 31, 1999 and 1998.

(2) New Valley became a consolidated subsidiary of Vector on June 4, 1999. Broker-Dealer, Real Estate and New Valley's portion of Corporate and Other are included for the year December 31, 2000 and the seven months ended December 31, 1999.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




28.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      Quarterly data for the year ended December 31, 2000 and 1999 are as follows:

                                                      DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                                          2000           2000            2000         2000
                                                      -----------    -----------     -----------    -----------
            Revenues .............................    $   173,742    $   180,910     $   206,764    $   178,215
            Operating income .....................         18,882          7,352          10,065         10,100
            Income from continuing
              operations .........................          6,447        158,689           2,946          1,488
            Gain on disposal of discontinued
              operations .........................          6,469             --              --             --
            Income (loss) from extraordinary items            831         (2,422)             --           (230)
                                                      -----------    -----------     -----------    -----------
            Net income applicable to
              common shares ......................    $    13,747    $   156,267     $     2,946    $     1,258
                                                      ===========    ===========     ===========    ===========

            *Per basic common share:

            Income from continuing
              operations .........................    $      0.27    $      6.63     $      0.13    $      0.06
            Gain from discontinued
              operations .........................           0.28             --              --             --
            Income (loss) from extraordinary items           0.04          (0.10)             --          (0.01)
                                                      -----------    -----------     -----------    -----------
            Net income applicable to
              common shares ......................    $      0.59    $      6.53     $      0.13    $      0.05
                                                      ===========    ===========     ===========    ===========

            *Per diluted common share:

            Income from continuing
              operations .........................    $      0.23    $      5.58     $      0.11    $      0.05
            Gain from discontinued
              operations .........................           0.23             --              --             --
            Income (loss) from extraordinary items           0.03          (0.09)             --          (0.01)
                                                      -----------    -----------     -----------    -----------
            Net income applicable to
              common shares ......................    $      0.49    $      5.49     $      0.11    $      0.04
                                                      ===========    ===========     ===========    ===========


                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)





                                             DECEMBER 31,     SEPTEMBER 30,    JUNE 30,       MARCH 31,
                                                 1999            1999            1999           1999
                                             -----------     -----------     -----------     -----------
            Revenues ....................    $   192,522     $   150,219     $   115,895     $   108,409
            Operating income ............         16,898          19,362          13,598          22,145
            Income from continuing
              operations ................          6,486           6,230         215,814           7,554
            Gain on disposal of
              discontinued operations ...                                                          1,249
            Loss from extraordinary items           (250)           (354)         (1,056)
                                             -----------     -----------     -----------     -----------
            Net income applicable to
              common shares .............    $     6,236     $     5,876     $   214,758     $     8,803
                                             ===========     ===========     ===========     ===========

            *Per basic common share:

            Income from continuing
              operations ................    $      0.26     $      0.27     $      9.34     $      0.33
            Gain on disposal of
              discontinued operations....             --              --              --            0.05
            Loss from extraordinary items          (0.01)          (0.02)          (0.04)             --
                                             -----------     -----------     -----------     -----------
            Net income applicable to
              common shares .............    $      0.25     $      0.25     $      9.30     $      0.38
                                             ===========     ===========     ===========     ===========

            *Per diluted common share:

            Income from continuing
              operations ................    $      0.22     $      0.22     $      7.48     $      0.26
            Gain on disposal of
              discontinued operations....             --              --              --            0.04
            Loss from extraordinary items          (0.01)          (0.01)          (0.04)             --
                                             -----------     -----------     -----------     -----------
            Net income applicable to
              common shares .............    $      0.21     $      0.21     $      7.44     $      0.30
                                             ===========     ===========     ===========     ===========

         -------------

         * Per share computations include the impact of 5% stock dividends on September 28, 2000 and September 30, 1999. Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

                                VECTOR GROUP LTD.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                                        ADDITIONS
                                              --------------- ------------------------------- --------------- --------------
                                                BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE
                                                BEGINNING       COSTS AND         OTHER                          AT END
                DESCRIPTION                     OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS      OF PERIOD
- --------------------------------------------- --------------- --------------- --------------- --------------- --------------

YEAR ENDED DECEMBER 31, 2000
Allowances for:
      Doubtful accounts ....................         $  691         $   253                         $   379         $  565
      Cash discounts .......................            311          18,867                          18,670            508
      Sales returns ........................          4,190              --                             500          3,690
                                                     ------         -------                         -------         ------
         Total .............................         $5,192         $19,120                         $19,549         $4,763
                                                     ======         =======                         =======         ======

YEAR ENDED DECEMBER 31, 1999
Allowances for:
      Doubtful accounts ....................         $1,096         $   217                         $   622         $  691
      Cash discounts .......................            911          14,957                          15,557            311
      Sales returns ........................          7,100              --                           2,910          4,190
                                                     ------         -------                         -------         ------
         Total .............................         $9,107         $15,174                         $19,089         $5,192
                                                     ======         =======                         =======         ======
Provision for inventory obsolescence .......         $1,965         $ 1,124                         $   679         $2,410
                                                     ======         =======                         =======         ======

YEAR ENDED DECEMBER 31, 1998
Allowances for:
      Doubtful accounts ....................         $  820         $   613                         $   337         $1,096
      Cash discounts .......................            563          12,583                          12,235            911
      Sales returns ........................          4,750              --         $ 2,350              --          7,100
                                                     ------         -------                         -------         ------
         Total .............................         $6,133         $13,196         $ 2,350         $12,572         $9,107
                                                     ======         =======         =======         =======         ======
Provision for inventory obsolescence .......         $1,157         $ 1,303         $               $   495         $1,965
                                                     ======         =======         =======         =======         ======
