Form 10-Q
period 2001-03-31
VECTOR GROUP LTD
filed 2001-05-15
CIK 59440

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                             ----------------------

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

                             ----------------------

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

         At May 11, 2001, Vector Group Ltd. had 25,994,721 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000 ................................................................    2

   Vector Group Ltd. Consolidated Statements of Operations for the three months ended
         March 31, 2001 and March 31, 2000 ................................................    3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 2001 ......................................................    4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and March 31, 2000 ................................................    5

   Notes to Consolidated Financial Statements .............................................    6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................................   29

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........................   38


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS .................................................................   39

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .........................................   39

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................................   39

SIGNATURE .................................................................................   40



                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS



                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 March 31,     December 31,
                                                                                   2001            2000
                                                                                 ---------     ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................      $ 120,130       $ 157,513
  Receivables from clearing brokers ......................................         18,415          10,126
  Investment securities available for sale ...............................         28,518          29,337
  Trading securities owned ...............................................          8,566          18,348
  Accounts receivable - trade ............................................          8,403           9,748
  Other receivables ......................................................          1,715           1,669
  Inventories ............................................................         34,532          29,752
  Restricted assets ......................................................          1,508           4,489
  Deferred income taxes ..................................................          3,153           3,304
  Other current assets ...................................................          4,055           5,656
                                                                                ---------       ---------
      Total current assets ...............................................        228,995         269,942

Property, plant and equipment, net .......................................         67,110          48,539
Investment in real estate, net ...........................................        111,994         120,272
Long-term investments, net ...............................................          4,954           4,654
Restricted assets ........................................................          3,179           3,060
Deferred income taxes ....................................................          7,531           7,094
Other assets .............................................................          8,533           8,414
                                                                                ---------       ---------
      Total assets .......................................................      $ 432,296       $ 461,975
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt ....................      $   8,704       $  17,850
  Margin loan payable ....................................................          3,848           4,675
  Accounts payable .......................................................          6,154           9,547
  Cash overdraft .........................................................            459             501
  Securities sold, not yet purchased .....................................          2,685           3,570
  Accrued promotional expenses ...........................................         16,718          19,683
  Accrued taxes payable ..................................................         28,513          32,133
  Deferred income taxes ..................................................          2,592           2,587
  Prepetition claims and restructuring accruals ..........................          7,639          10,229
  Other accrued liabilities ..............................................         45,278          38,000
                                                                                ---------       ---------
      Total current liabilities ..........................................        122,590         138,775

Notes payable, long-term debt and other obligations, less current portion          33,051          39,890
Noncurrent employee benefits .............................................          4,042           7,313
Deferred income taxes ....................................................        131,009         129,887
Other liabilities ........................................................         64,868          61,627
Minority interests .......................................................         70,977          72,034

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 31,791,664 shares, outstanding 25,667,018 .............          2,567           2,567
  Additional paid-in capital .............................................        175,517         184,807
  Deficit ................................................................       (146,259)       (148,789)
  Accumulated other comprehensive income .................................          1,407           1,337
  Less:  6,124,646 shares of common stock in treasury, at cost ...........        (27,473)        (27,473)
                                                                                ---------       ---------
      Total stockholders' equity .........................................          5,759          12,449
                                                                                ---------       ---------

      Total liabilities and stockholders' equity .........................      $ 432,296       $ 461,975
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                 -------------------------------
                                                                    March 31,        March 31,
                                                                      2001            2000
                                                                 ------------       ------------

Revenues:
    Tobacco* ..............................................      $    137,136       $    147,148
    Broker-dealer transactions ............................            19,065             30,296
    Real estate leasing ...................................             2,641                771
                                                                 ------------       ------------
      Total revenues ......................................           158,842            178,215

Expenses:
    Cost of goods sold* ...................................            40,764             68,575
    Operating, selling, administrative and general expenses           107,506             99,503
    Settlement charges ....................................             9,765                 37
                                                                 ------------       ------------
      Operating income ....................................               807             10,100

Other income (expenses):
    Interest and dividend income ..........................             2,182              1,530
    Interest expense ......................................            (1,258)           (11,756)
    Equity in loss of affiliate ...........................                --             (1,551)
    Gain on sale of assets ................................             1,492                 --
    Foreign currency gain .................................                --              1,223
    Loss in joint venture .................................               (14)              (226)
    Gain on sale of investments, net ......................               465              4,753
    Other, net ............................................                28                (23)
                                                                 ------------       ------------
Income from continuing operations before provision
      for income taxes and minority interests .............             3,702              4,050
    Provision for income taxes ............................             2,048                823
    Minority interests ....................................              (876)             1,739
                                                                 ------------       ------------
Income from continuing operations .........................             2,530              1,488
                                                                 ------------       ------------
Loss on extraordinary items ...............................                --               (230)
                                                                 ------------       ------------
Net income ................................................      $      2,530       $      1,258
                                                                 ============       ============

Per basic common share:

    Income from continuing operations .....................      $       0.10       $       0.06
                                                                 ============       ============
    Loss from extraordinary items .........................                --       $      (0.01)
                                                                 ============       ============
    Net income applicable to common shares ................      $       0.10       $       0.05
                                                                 ============       ============
Basic weighted average common shares outstanding ..........        25,667,018         23,089,271
                                                                 ============       ============
Per diluted common share:

    Income from continuing operations .....................      $       0.08       $       0.05
                                                                 ============       ============
    Loss from extraordinary items .........................                --       $      (0.01)
                                                                 ============       ============
    Net income applicable to common shares ................      $       0.08       $       0.04
                                                                 ============       ============

Diluted weighted average common shares outstanding ........        29,951,988         27,543,971
                                                                 ============       ============

--------------
* Tobacco Revenues and Cost of goods sold include excise taxes of $27,124 and $24,701 for the three months ended March 31, 2001 and 2000, respectively.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                           Accumulated
                                                    Common Stock      Additional                              Other
                                                --------------------   Paid-In                   Treasury  Comprehensive
                                                Shares        Amount   Capital     Deficit         Stock      Income       Total
                                                ------        ------   -------     -------       --------  -------------   -----
Balance, December 31, 2000 ................  25,667,018  $    2,567  $  184,807   $ (148,789)  $  (27,473)  $    1,337  $   12,449

Net income ................................          --          --          --        2,530           --           --       2,530
  Effect of New Valley capital transactions          --          --          --           --           --           70          70
                                                                                                                        ----------
      Total other comprehensive income ....          --          --          --           --           --           --          70
                                                                                                                        ----------
Total comprehensive income ................          --          --          --           --           --           --       2,600
                                                                                                                        ----------

Distributions on common stock .............          --          --     (10,267)          --           --           --     (10,267)
Effect of New Valley share repurchase .....          --          --         201           --           --           --         201
Amortization of deferred compensation .....          --          --         776           --           --           --         776
                                             ----------  ----------  ----------   ----------   ----------   ----------  ----------
Balance, March 31, 2001 ...................  25,667,018  $    2,567  $  175,517   $ (146,259)  $  (27,473)  $    1,407  $    5,759
                                             ==========  ==========  ==========   ==========   ==========   ==========  ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                  -------------------------
                                                                  March 31,        March 31,
                                                                     2001            2000
                                                                  ---------       ---------
Net cash used in operating activities ......................      $  (3,271)      $ (22,086)
                                                                  ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .........         11,981               2
  Sale or maturity of investment securities ................          3,166          14,849
  Purchase of investment securities ........................         (1,761)         (5,503)
  Purchase of long-term investments ........................           (300)           (504)
  Purchase of real estate ..................................           (565)             --
  Decrease in restricted assets ............................          2,862           3,202
  Payment of prepetition claims ............................         (2,590)            (16)
  Investment in joint venture ..............................             --            (213)
  Repurchase by New Valley of common shares ................           (239)           (166)
  Capital expenditures .....................................        (22,025)         (8,029)
                                                                  ---------       ---------
Net cash (used in) provided by investing activities ........         (9,471)          3,622
                                                                  ---------       ---------

Cash flows from financing activities:
  Proceeds from debt .......................................         13,999           1,500
  Repayments of debt .......................................        (10,610)         (8,395)
  Borrowings under revolvers ...............................         87,016         120,442
  Repayments on revolvers ..................................       (106,388)        (89,890)
  Proceeds from participating loan .........................          2,478              --
  Decrease in cash overdraft ...............................            (42)             --
  (Decrease) increase in margin loans payable ..............           (827)          3,324
  Distributions on common stock ............................        (10,267)         (5,498)
                                                                  ---------       ---------
Net cash (used in) provided by financing activities ........        (24,641)         21,483
                                                                  ---------       ---------

Effect of exchange rate changes on cash and cash equivalents             --            (332)
Net (decrease) increase in cash and cash equivalents .......        (37,383)          2,687
Cash and cash equivalents, beginning of period .............        157,513          20,123
                                                                  ---------       ---------

Cash and cash equivalents, end of period ...................      $ 120,130       $  22,810
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Vector Tobacco (USA) Ltd. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries.

           Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Vector Tobacco is engaged in the development of new, less hazardous cigarette products. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. New Valley is engaged primarily in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc. ("Ladenburg") and in the real estate business in Russia.

           The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

      (d)  RECLASSIFICATIONS:

           Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

      (e)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 28, 2000. In connection with the stock dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2000.

      (f)  COMPREHENSIVE INCOME:

           Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $70 for the three months ended March 31, 2001 and $1,601 for the three months ended March 31, 2000.

2.    PRO FORMA RESULTS

      The following table presents unaudited pro forma results of operations as if the sale of Western Tobacco Investments, through which the Company held its equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, and the acquisition of Class A interests in Western Realty Development LLC (refer to Note 4) had occurred immediately prior to January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)




                                                     Three Months Ended
                                                       March 31, 2000
                                                     ------------------

Revenues ..........................................      $141,771
                                                         ========
Operating income ..................................      $  9,172
                                                         ========
Income from continuing operations
  before taxes and minority
  interests .......................................      $ 11,248
                                                         ========
Income from continuing operations .................      $  5,255
                                                         ========
Income from continuing operations per common share:
    Basic .........................................      $   0.23
                                                         ========
    Diluted .......................................      $   0.19
                                                         ========


3.    NEW VALLEY CORPORATION

      During 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 2001, New Valley had repurchased 412,000 shares for approximately $1,423. At March 31, 2001, the Company owned 56.3% of New Valley's Common Shares.

      On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley acquired a controlling interest in GBI Capital Management Corp. ("GBI") and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. On April 25, 2001, New Valley and GBI entered into an amendment to the agreement which provided for an increase in the number of shares of GBI common stock to be received by New Valley and Berliner Effektengesellschaft AG ("Berliner") and a decrease in the conversion price of the notes to be received by New Valley and Berliner based on a post-closing determination of the respective changes in the total stockholders' equities of Ladenburg, New Valley's 80.1% subsidiary, and GBI through April 30, 2001. Following the closing of the transaction, which occurred on May 7, 2001, New Valley owns a majority of the outstanding shares of GBI, an American Stock Exchange-listed company, which has been renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the amended agreement, New Valley and Berliner sold all of the outstanding shares of Ladenburg to GBI for 18,181,818 shares (subject to increase) of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share, subject to decrease). Upon closing, New Valley also acquired an additional 3,945,060 shares of GBI from Joseph Berland, the former Chairman and Chief Executive Officer of GBI, for $1.00 per share.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


4.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of New Valley, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $72,021, including the investment in Western Realty Repin discussed below.

      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation ("WRD Holding"), a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

      As a result of the purchase of the Class A interests, New Valley and its subsidiaries are entitled to 99% of distributions from Western Realty Development and Apollo is entitled to 1% of distributions. Accordingly, New Valley no longer accounts for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

      Summarized financial information for the three months ended March 31, 2000 for Western Realty Development follows:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



                                                  Three Months Ended
                                                     March 31, 2000
                                                  -------------------

     Revenues .....................................      $2,390
     Costs and expenses ...........................       2,170
     Accretion of return on
          participating loan.......................       1,412
     Income tax expense ...........................          --
                                                         ------
     Net income ...................................      $1,632
                                                         ======

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 100% of both sites at March 31, 2001.

      Through March 31, 2001, Western Realty Repin has advanced $41,425 to BrookeMil, of which $29,015 was funded by Apollo and was classified in other long-term obligations in the consolidated balance sheet. The loan bears no fixed interest and is payable only out of 100% of the distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of March 31, 2001, BrookeMil had invested $36,230 in the Kremlin sites and held $545 in cash and receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      New Valley has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $36,775 at March 31, 2001 and the amount of the participating loan recorded in the consolidated balance sheet is $38,605 at March 31, 2001. Apollo is entitled to additional preferences of approximately $5,700 related to the Kremlin sites at March 31, 2001.

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

5.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interests. The Company had realized gains on sales of investment securities available for sale of $465 and $4,753 for the three months ended March 31, 2001 and 2000, respectively.

      The components of investment securities available for sale at March 31, 2001 are as follows:


                                                                  Gross           Gross
                                                              Unrealized       Unrealized             Fair
                                                Cost             Gain             Loss               Value
                                                ----          -----------      -----------           -----

      Marketable equity securities            $23,072            $    2            $3,056            $20,018
      Marketable debt securities .              3,050               600                --              3,650
      Marketable warrants ........                 --             4,850                --              4,850
                                              -------            ------            ------            -------
      Investment securities ......            $26,122            $5,452            $3,056            $28,518
                                              =======            ======            ======            =======


6.    INVENTORIES

      Inventories consist of:

                                               March 31,        December 31,
                                                 2001               2000
                                             ------------      ---------------

      Leaf tobacco .................            $  8,787             $  7,911
      Other raw materials ..........               1,311                1,382
      Work-in-process ..............               1,760                2,156
      Finished goods ...............              20,704               18,924
      Replacement parts and supplies               2,749                2,640
                                                --------             --------
      Inventories at current cost ..              35,311               33,013
      LIFO adjustments .............                (779)              (3,261)
                                                --------             --------
                                                $ 34,532             $ 29,752
                                                ========             ========

      At March 31, 2001, the Company had leaf tobacco purchase commitments of approximately $18,874.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                 March 31,        December 31,
                                                   2001              2000
                                                 ---------        ------------

      Land and improvements .......            $   1,550             $  1,670
      Buildings ...................               15,886               15,641
      Machinery and equipment .....               90,179               71,741
                                               ---------             --------
                                                 107,615               89,052
      Less accumulated depreciation              (40,505)             (40,513)
                                               ---------             --------
                                               $  67,110             $ 48,539
                                               =========             ========

      In February 2001, Liggett sold a warehouse facility for $2,000 in a sale-leaseback arrangement which resulted in a recognized gain of $542 during the first quarter 2001. The remaining gain of $1,139 will be amortized over the 15-year lease term, ending in October 2015.

      Also in February 2001, Liggett contracted to purchase production machinery for approximately $16,200 denominated in foreign currencies. Deliveries are expected to begin in October 2001. Liggett is seeking a capital lease arrangement to finance a portion of the acquisition costs.

8.    LONG-TERM INVESTMENTS

      At March 31, 2001, long-term investments consisted primarily of investments in limited partnerships of $4,954. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,800 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



9.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                                       March 31,          December 31,
                                                                                         2001                 2000
                                                                                       ---------          ------------

      Liggett:
      Revolving credit facility ...........................................            $     --             $ 19,374
      Term loan under credit facility .....................................               4,140                4,320
      Equipment loans .....................................................               5,565                5,760

      New Valley:
      Notes payable - shopping centers ....................................              11,287               19,529
      Notes payable - Russia...............................................               7,257                8,187

      Vector Research .....................................................              13,175                   --

      Other ...............................................................                 331                  570
                                                                                       --------             --------

      Total notes payable, long-term debt and other obligations ...........              41,755               57,740
      Less:
            Current maturities ............................................              (8,704)             (17,850)
                                                                                       --------             --------
      Amount due after one year ...........................................            $ 33,051             $ 39,890
                                                                                       ========             ========


      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $35,000 credit facility, under which $0 was outstanding at March 31, 2001. Availability under the credit facility was approximately $28,376 based on eligible collateral at March 31, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 9.5% at March 31, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $19,459 and net working capital was $14,820, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      During 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      EQUIPMENT LOANS - LIGGETT:

      In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 ($3,835 outstanding at March 31, 2001) to fund the purchase from a third party. The loan, which is collateralized by the equipment and guaranteed by BGLS and Vector, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550.

      NOTES PAYABLE - NEW VALLEY:

      In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the three months ended March 31, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing.

      A credit facility with a Russian bank bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At March 31, 2001, borrowings under the new credit agreement totaled $7,257.

      EQUIPMENT LOANS - VECTOR RESEARCH:

      On February 20, 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the equipment and a letter of credit from the Company for $775, is guaranteed by Vector Research Ltd., BGLS and the Company. The loan is payable in 120 monthly installments of $125 including annual interest of 7.78% with a final payment of $6,125.

      SUBSEQUENT EVENT:

      10% SENIOR SECURED NOTES DUE MARCH 31, 2006 - BGLS

      On May 14, 2001, BGLS issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. BGLS received net proceeds from the offering of approximately $46,500. The notes were priced to provide the purchasers with a 15.75% yield to maturity.

      The notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by BGLS and NV Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of BGLS to make distributions to the

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      Company to 50% of BGLS' net income, unless BGLS holds $50,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of BGLS, Liggett and Vector Tobacco to 250% of EBITDA for the trailing 12 months, restrict transactions with affiliates subject to exceptions which include payments to the Company not to exceed $9,500 per year for permitted operating expenses, and limit the ability of BGLS to merge, consolidate or sell certain assets.

      Prior to May 24, 2003, BGLS may redeem up to $21,000 of the notes at a redemption price of 105% of the accreted value with proceeds from one or more equity offerings. BGLS may redeem the notes, in whole or in part, at a redemption price of 103% of accreted value in the year beginning May 14, 2003, 102% of accreted value in the year beginning May 14, 2004 and 100% of accreted value after May 14, 2005. During the term of the notes, BGLS is required to offer to repurchase all the notes at a purchase price of 101%, in the event of a change of control, and to offer to repurchase notes, at the redemption prices, with the proceeds of material asset sales.

10.   EQUITY

      On January 22, 2001, the Company granted non-qualified stock options to two executive officers of the Company pursuant to the Company's 1999 Long-Term Incentive Plan. Under the options, the option holders have the right to purchase an aggregate of 750,000 shares of common stock at an exercise price of $19.125 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on November 4, 2003. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a change in control or (ii) the termination of the option holder's employment with the Company due to death or disability.

      During the quarter ended March 31, 2001, new employees of the Company or its subsidiaries were awarded a total of 305,000 non-qualified options to purchase shares of common stock at prices ranging from $17.88 to $21.36, the fair market value on the dates of grant, under the Company's 1998 Long-Term Incentive Plan.

11.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the three months ended March 31, 2001, Liggett incurred counsel fees and costs totaling approximately $2,519 compared to $1,969 for the three months ended March 31, 2000.

      INDIVIDUAL ACTIONS. As of March 31, 2001, there were approximately 314 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 67 were pending in Florida, 92 in New York, 13 in Massachusetts, 14 in Texas and 22 in California. The balance of the individual cases were pending in 22 states. There are five individual cases pending where Liggett is the only named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia.

      The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      CLASS ACTIONS. As of March 31, 2001, there were approximately 43 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      Now that the ENGLE jury has awarded punitive damages and final judgment has been entered, it is unclear how the state court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment. Similar legislation has been enacted in Georgia, Kentucky, North Carolina, Oklahoma and Virginia.

      On May 7, 2001, Liggett, along with Philip Morris Incorporated and Lorillard Tobacco Co., reached an agreement with the class in the ENGLE case, which will provide assurance of Liggett's ability to appeal the jury's July 2000 verdict. The agreement calls for the payment by Liggett of $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process. As a result, the Company has recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the Dade County Circuit Court in Miami, assures that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court.

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

      On August 16, 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. In an order issued on March 23, 2001, the court reaffirmed class certification of this medical monitoring action. Retrial has been scheduled to begin in September 2001.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants, although Liggett is obligated to comply with certain discovery requests. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants. The Arizona action was dismissed, but the plaintiffs are expected to appeal that ruling.

      Liggett and plaintiffs have advised the court, in SIMON V. PHILIP MORRIS ET AL., a putative nationwide smokers class action, that Liggett and the plaintiffs have engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

      GOVERNMENTAL ACTIONS. As of March 31, 2001, there were approximately 35 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of March 31, 2001, there were approximately 69 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Seven United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. In a September 2000 ruling, the court dismissed the government's claims based on MCRA and MSP, on the ground, among others, that these statutes do not provide a basis for the relief sought. The government filed a motion seeking the court's reconsideration of this ruling, which remains pending. In an amended complaint filed in February 2001, the government attempted to plead with more specificity the MSP claims dismissed by the court. Liggett has filed a motion to dismiss the amended MSP claim. In the September 2000 ruling, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. Discovery in the case has commenced. Trial is scheduled for July 2003, although trial dates are subject to change.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      In November 1998, Philip Morris, Brown & Williamson Tobacco Corporation, R.J. Reynolds Tobacco Company and Lorillard Tobacco Company (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA has received final judicial approval in each of the 52 settling jurisdictions.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)





           YEAR                     AMOUNT
           ----                     ------

      2001.............            $5,000,000
      2002 - 2003 .....            $6,500,000
      2004 - 2007 .....            $8,000,000
      2008 - 2017 .....            $8,139,000
      2018 and each
        year thereafter            $9,000,000

      These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

      The MSA replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated. With respect to all non-economic obligations under the previous settlements, both Brooke Group Holding and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

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

      TRIALS. Cases currently scheduled for trial in 2001 include a third-party action brought by Empire Blue Cross/Blue Shield, which began March 26, 2001 in the United States District Court for the Eastern District of New York, an action brought by Owens Corning, a former asbestos manufacturer, beginning June 2001 in a Mississippi state court, an individual action in a South Carolina federal court that is scheduled to begin in August 2001, and a trial in a medical monitoring class action in a West Virginia state court that is scheduled to begin during September 2001. These cases, other than the individual action, are presently scheduled to be tried pursuant to multi-part trial plans. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the bonding statute enacted last year by the Florida legislature, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. The agreement calls for the payment by Liggett of $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.88 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      As of March 31, 2001, New Valley had $7,639 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

12.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                                  March 31,        December 31,
                                                                    2001               2000
                                                               ---------------- -------------------

             Note payable for Western Realty
                 Development Class A Interests...........            $19,957          $19,968
             Western Realty Repin participating loan.....             38,605           36,127
             Other long-term liabilities.................              6,306            5,532
                                                                     -------          -------
                   Total                                             $64,868          $61,627
                                                                     =======          =======


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



13.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three months ended March 31, 2001 and 2000 follows:

                                                 United
                                                 States    Russian(1)   Broker-     Real(2)        Corporate(2)
                                                Tobacco     Tobacco      Dealer      Estate         and Other        Total
                                                -------     -------      ------      ------         ---------        -----

      THREE MONTHS ENDED MARCH 31, 2001:

      Revenues .........................     $137,136           --     $ 19,065      $   2,641      $      --      $158,842
      Operating income (loss) ..........        9,704           --         (364)            81         (8,614)          807
      Identifiable assets ..............      100,089           --       45,710        131,025        155,472       432,296
      Depreciation and amortization ....        1,390           --          505            680            109         2,684
      Capital expenditures .............        1,376           --        1,665            565         18,419        22,025

      THREE MONTHS ENDED MARCH 31, 2000:

      Revenues .........................     $106,902     $ 40,246     $ 30,296      $     771      $      --      $178,215
      Operating income (loss) ..........        9,089          498        4,883         (1,983)        (2,387)       10,100
      Identifiable assets ..............      125,900      157,827       50,039         57,826        142,410       534,002
      Depreciation and amortization ....          998        2,022          220            149              9         3,398
      Capital expenditures .............        4,514        2,775           66            674             --         8,029

------------------

(1) Russian tobacco is included for the three months ended March 31, 2000. Western Tobacco Investments was sold on August 4, 2000.

(2) New Valley's interest in Western Realty Development is included in real estate operations for the 2001 period and in Corporate and Other for the 2000 period when it was accounted for on the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Vector Group Ltd. (the "Company" or "Vector") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included elsewhere in this document. The consolidated financial statements include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley"), Brooke (Overseas) Ltd. ("Brooke Overseas"), Vector Tobacco (USA) Ltd. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries. As of March 31, 2001, the Company owned 56.3% of New Valley's common shares.

         The Company is a holding company for a number of businesses. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Vector Tobacco is engaged in the development of new, less hazardous cigarette products. New Valley is engaged in the investment banking and brokerage business through its ownership of Ladenburg Thalmann & Co. Inc. ("Ladenburg") and in the real estate business in Russia.

RECENT DEVELOPMENTS

         ACQUISITION OF GBI CAPITAL MANAGEMENT. On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley acquired a controlling interest in GBI Capital Management Corp. ("GBI") and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. On April 25, 2001, New Valley and GBI entered into an amendment to the agreement which provided for an increase in the number of shares of GBI common stock to be received by New Valley and Berliner Effektengesellschaft AG ("Berliner") and a decrease in the conversion price of the notes to be received by New Valley and Berliner based on a post-closing determination of the respective changes in the total stockholders' equities of Ladenburg, New Valley's 80.1% subsidiary, and GBI through April 30, 2001. Following the closing of the transaction, which occurred on May 7, 2001, New Valley owns a majority of the outstanding shares of GBI, an American Stock Exchange-listed company, which has been renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the amended agreement, New Valley and Berliner sold all of the outstanding shares of Ladenburg to GBI for 18,181,818 shares (subject to increase) of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share, subject to decrease). Upon closing, New Valley also acquired an additional 3,945,060 shares of GBI from Joseph Berland, the former Chairman and Chief Executive Officer of GBI, for $1.00 per share.

         BGLS PRIVATE PLACEMENT. On May 14, 2001, BGLS issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. BGLS received net proceeds from the offering of approximately $46,500.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2001, there were approximately 314 individual suits, 43 purported class actions and 104 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. The agreement calls for the payment by Liggett of $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. Vector is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but Vector's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any of such smoking-related litigation. See Note 11 to Vector's consolidated financial statements for a description of legislation, regulation and litigation.

RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       ------------------------
                                          2001           2000
                                       ---------      ---------

      REVENUES:
         Liggett .................     $ 137,136      $ 106,902
         Liggett-Ducat(1) ........            --         40,246
                                       ---------      ---------
            Total tobacco ........       137,136        147,148

      Broker-dealer ..............        19,065         30,296
      Real estate ................         2,641            771
                                       ---------      ---------
            Total revenues .......     $ 158,842      $ 178,215
                                       =========      =========

      OPERATING INCOME:
         Liggett .................         9,704          9,089
         Liggett-Ducat(1) ........            --            498
                                       ---------      ---------
            Total tobacco ........         9,704          9,587

      Broker-dealer ..............          (364)         4,883
      Real estate ................            81         (1,983)
        Corporate and other ......        (8,614)        (2,387)
                                       ---------      ---------
            Total operating income     $     807      $  10,100
                                       =========      =========

---------------
(1) Liggett-Ducat's revenues and operating income are included through March 31, 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         REVENUES. Total revenues were $158,842 for the three months ended March 31, 2001 compared to $178,215 for the three months ended March 31, 2000. This 10.9% decrease in revenues ($19,373) was due to a $11,231 or 37.1% decrease in revenues at Ladenburg and the absence of revenues from Liggett-Ducat offset by a $30,234 increase of revenues at Liggett and a $1,870 increase in real estate.

         TOBACCO REVENUES. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $3.30 per carton. In April 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.40 per carton.

         Total tobacco revenues were $137,136 for the three months ended March 31, 2001 compared to $147,148 for the three months ended March 31, 2000. This 6.8% decrease in revenues was due to a loss of revenues when Liggett-Ducat was sold in August 2000 partially offset by a 28.3% increase in revenues at Liggett. Revenues at Liggett increased by 28.3% ($30,234) for both the premium and discount segments due to price increases of $7,501 and a 31.8% increase in unit sales volume (approximately 388.8 million units), accounting for $34,027 in positive volume variance, partially offset by an unfavorable sales mix of $11,294.

         Premium sales at Liggett for the first quarter of 2001 amounted to $14,130 and represented 10.3% of Liggett's total sales, compared to $15,692 and 14.7% of total sales in the first quarter of 2000. In the premium segment, revenues declined by 10.0% ($1,562) for the three months ended March 31, 2001, compared to the prior year first quarter, due to an unfavorable volume variance of $2,747, reflecting a 17.5% decline in unit sales volume (approximately 25.4 million units), which was partially offset by price increases of $1,185.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended March 31, 2001 amounted to $123,006 and represented 89.7% of Liggett's total sales, compared to $91,210 and 85.3% of total sales for the three months ended March 31, 2000. In the discount segment, revenues grew by 34.9% ($31,796) for the three months ended March 31, 2001 compared to the prior year period, due to price increases of $6,316, along with a 38.5% increase in unit sales volume (approximately 414.2 million units), accounting for $35,098 in volume variance, partially offset by an unfavorable product mix among the discount brand categories of $9,618.

         For the three months ended March 31, 2001, fixed manufacturing costs at Liggett on a basis comparable to 2000 were $430 higher although costs per thousand units declined 20.5% ($1.82) from $2.29 in the prior period, due to a 41.3% increase in production volume.

         TOBACCO GROSS PROFIT. Liggett's gross profit was $96,222 for the three months ended March 31, 2001 representing a Company increase of $17,799 when compared to the 2000 period, a period which also included the gross profit of Liggett-Ducat. Liggett's gross profit increased $22,963 from gross profit of $73,259 for the first quarter of 2000 primarily due to volume and price increases discussed above.

         In the first quarter 2001, Liggett's premium brand contributed 11.3% and Liggett's discount brands contributed 88.7% to Company gross profit as compared with the first quarter 2000 when Liggett's premium brand contributed 14.5%, Liggett's discount brands contributed 78.9% and Liggett-Ducat contributed 6.6% of the Company's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 87.5% for the three months ended March 31, 2001 compared to 84.3% for the same period in 2000, with gross profit for the premium segment at 89.6% and 85.8% in the first quarter ended March 31 of 2001 and 2000, respectively, and gross profit for the discount segment at 87.2% and 84.1% 2001 and 2000, respectively. These increases are the result of 31.8% growth in unit sales volume (388.8 million units), the July and December 2000 list price increases and improved production variances.

         BROKER-DEALER AND REAL ESTATE REVENUES. For the three months ended March 31, 2001, Ladenburg's revenues were $19,065 and real estate revenues were $2,641. Ladenburg's revenues for the first quarter of 2001 decreased $11,231 as compared to revenues for the first quarter of 2000 due to decreased commissions of $8,867 and a decline in principal transactions. The 68% decrease in commissions was the result of a less active market for equity securities in 2001 versus 2000. The decrease in principal transactions was primarily the result of decreased trading and brokerage activities in 2001 as compared to 2000.

         Revenues from the real estate operations for the first quarter of 2001 increased $1,870 primarily due to the inclusion of the rental revenue of Western Realty Development, which became a consolidated subsidiary on December 29, 2000.

         EXPENSES. Operating, selling, general and administrative expenses were $107,506 for the three months ended March 31, 2001 compared to $99,503 for the same period last year, an increase of $8,003 primarily due to increased expenses at Liggett of $14,348, increased expenses of product development at Vector Tobacco and a small increase in real estate operating expenses offset by a decrease in expenses at Ladenburg. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs and increased administrative expenses partially offset by the absence of factory relocation costs.

         For the quarter ended March 31, 2001, Liggett's operating income was reduced by $9,723 of expense relating to the ENGLE class action. As discussed in
Note 11 to the consolidated financial statements, on May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. The agreement calls for the payment by Liggett of $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process. As a result, Liggett recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001.

         Expenses of the real estate operations increased $703 in the 2001 period due primarily to the $2,242 inclusion of the expenses of Western Realty Development in 2001 offset by lower expenses as a result of the sale of one of New Valley's two U.S. shopping centers and lower expense at BrookeMil. BrookeMil incurred expenses of $312 and $1,618 for the three month periods ended March 31, 2001 and 2000, respectively. For the 2000 period, BrookeMil's expenses consisted primarily of accrued interest expense of $1,596 associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites. Ladenburg's expenses for the first quarter of 2001 decreased $5,984 as compared to expenses for the first quarter of 2000 due primarily to a decrease in incentive based compensation associated with the decreased revenues.

         OTHER INCOME (EXPENSES). For the three months ended March 31, 2001, other income was $2,895 compared to expense of $6,050 for the period ended March 31, 2000.

         The Company had increased interest and dividend income and reported gains in the sale of assets including the sale of a shopping center at New Valley and a warehouse facility at Liggett for the three months ended March 31, 2001 compared to the same period in the prior year.

         Interest expense was $1,258 for the three months ended March 31, 2001 compared to $11,756 for the same period last year. This decrease of $10,498 was primarily due to a savings of $5,400 at corporate because of the redemption by BGLS of all of its 15.75% senior secured notes in 2000 and lower interest expense at New Valley and Brooke (Overseas).

         Gain on sale of investments at New Valley was $465 compared to $4,753 in the prior year period.

         For the three months ended March 31, 2000, equity in earnings of affiliate was a loss of $1,551 partially offset by a foreign currency gain of $1,223.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the three months ended March 31, 2001 was $2,530 compared to income of $1,488 for the three months ended March 31, 2000. Income tax expense for the first quarter of 2001 was $2,048 compared to $823 for the first quarter of 2000. The effective tax rates for the three months ended March 31, 2001 and March 31, 2000 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses in 2001 and foreign taxes in 2000.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $37,383 for the three months ended March 31, 2001 and increased $2,687 for the three months ended March 31, 2000. Net cash used in operations for the three months ended March 31, 2001 was $3,271 compared to net cash used in operations of $22,086 for the comparable period of 2000. Cash used in operations related to the increase in inventories of $4,780 and the decrease in current liabilities of $16,185 for the quarter ended March 31, 2001, partially offset by noncash expenses such as depreciation and amortization ($2,684) and stock based compensation expense ($2,565) as well as a decrease in receivables of $4,311. Cash used in the 2000 period for operating activities resulted principally from lower net income at Liggett, an increase in inventories of $14,357, an increase in receivables from clearing brokers of $10,217 and a decrease in net deferred taxes of $4,126 offset by an increase in accounts payable and accrued expenses of $10,320.

         Cash used in investing activities of $9,471 compares to cash provided of $3,622 for the periods ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, cash was used primarily for capital expenditures of $22,025, payment of prepetition claims of $2,590 and purchases of investment securities for $1,761. These expenditures were offset primarily by $11,981 of proceeds from the sale of one of New Valley's shopping centers and sales at Liggett of a warehouse facility and machinery and equipment and the sale or maturity of long-term investments. For the three months ended March 31, 2000, proceeds are primarily attributable to net sales of marketable securities and long-term investments of $14,849 and the decrease in restricted assets of $3,202 offset primarily by capital expenditures of $8,029 and purchase of long-term investments and investment securities of $6,007.

         Cash used in financing activities was $24,641 for the three months ended March 31, 2001 compared to cash provided of $21,483 for the three months ended March 31, 2000. In the 2001 period, net repayments on the revolving credit facilities were $19,372 slightly offset by net proceeds from debt of $3,389. Further cash was used for distributions on common stock of $10,267 and decreases of $827 in margin loans payable and $42 in cash overdraft. Cash was provided in the 2000 period through net borrowings under credit facilities of $30,552 and an increase in margin loans payable. These amounts were offset by net repayments on debt of $6,895 and distributions on common stock of $5,498.

         LIGGETT. Liggett has a $35,000 credit facility under which $0 was outstanding at March 31, 2001. Availability under the facility was approximately $28,376 based on eligible collateral at March 31, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 9.5% at March 31, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $19,459 and net working capital was $14,820, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         During 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility, of which $4,140 was outstanding at March 31, 2001. The loan is payable in 59 monthly installments of $60 including annual interest at 1% above the prime rate with a final payment of $1,500. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase, of which $3,835 was outstanding at March 31, 2001. The loan, which is collateralized by the equipment and guaranteed by BGLS and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett (and, in certain cases, Brooke Group Holding, the Company's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. The Company believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. The agreement calls for the payment by Liggett of $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither the Company nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 11 to the Company's consolidated financial statements.

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

         VECTOR RESEARCH. On February 20, 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the equipment and a letter of credit from the Company for $775, is guaranteed by Vector Research, BGLS and the Company. The loan is payable in 120 monthly installments of $125 including annual interest of 7.78% with a final payment of $6,125.

         BGLS. On May 14, 2001, BGLS issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. BGLS received net proceeds from the offering of approximately $46,500.

         The notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by BGLS and NV Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of BGLS to make distributions to the Company to 50% of BGLS' net income, unless BGLS holds $50,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of BGLS, Liggett and Vector Tobacco to 250% of EBITDA for the trailing 12 months, restrict transactions with affiliates subject to exceptions which include payments to the Company not to exceed $9,500 per year for permitted operating expenses, and limit the ability of BGLS to merge, consolidate or sell certain assets.

         Prior to May 24, 2003, BGLS may redeem up to $21,000 of the notes at a redemption price of 105% of the accreted value with proceeds from one or more equity offerings. BGLS may redeem the notes, in whole or in part, at a redemption price of 103% of accreted value in the year beginning May 14, 2003, 102% of accreted value in the year beginning May 14, 2004 and 100% of accreted value after May 14, 2005. During the term of the notes, BGLS is required to offer to repurchase all the notes at a purchase price of 101%, in the event of a change of control, and to offer to repurchase notes, at the redemption prices, with the proceeds of material asset sales.

         THE COMPANY. The Company believes that it will continue to meet its liquidity requirements through 2001. Corporate expenditures (exclusive of Liggett and New Valley) over the next twelve months for current operations include cash interest expense of approximately $6,000, dividends on the Company's shares (currently at an annual rate of approximately $41,600) and corporate expenses. The Company anticipates funding its expenditures for current operations with available cash resources, the proceeds from the public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

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

         The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond Vector's control. The Company's Russian operations of may be significantly affected by these factors for the foreseeable future.

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

         EQUITY PRICE RISK. Ladenburg maintained inventories of trading securities at March 31, 2001 with fair values of $8,566 in long positions and $2,685 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the Ladenburg's financial instruments at March 31, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of Vector.

         New Valley held investment securities available for sale totaling $28,516 at March 31, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 2, 2001, the effect of which did not have a material impact on its balance sheet.

         During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

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

                                     PART II.

                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              Reference is made to Note 11, incorporated herein by reference, to the consolidated financial statements of Vector Group Ltd. included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which the Brooke Group Holdings, BGLS, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to
              Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding, BGLS and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended March 31, 2001, except for the grant of stock options to employees of the Company and/or its subsidiaries as described in Note 10 to the Company's consolidated financial statements. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                 10.1 Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow.

                 10.2 Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber.

                 10.3 Employment Agreement, dated as of January 17, 2001, between Vector and Howard M. Lorber.

                 *10.4 Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Ltd. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R. J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.'s Form 8-K dated May 7, 2001, Commission File No. 1-8940).

                 99.1        Material Legal Proceedings.

                 *99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended March 31, 2001 and 2000 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Commission File No. 1-2493).
------------
*    Incorporated by reference


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VECTOR GROUP LTD.
                                             (Registrant)

                                             By: /s/ Joselynn D. Van Siclen
                                                 -----------------------------
                                                 Joselynn D. Van Siclen
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)
Date:  May 14, 2001