Form 10-Q
period 2001-06-30
VECTOR GROUP LTD
filed 2001-08-14
CIK 59440

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001


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

       At August 13, 2001, Vector Group Ltd. had 29,382,796 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of June 30, 2001 and
         December 31, 2000.............................................................................      2

   Vector Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 2001 and June 30, 2000.........................................................      3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the six
         months ended June 30, 2001....................................................................      4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and June 30, 2000...............................................................      5

   Notes to Consolidated Financial Statements..........................................................      6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................     31

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................     43


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................     44

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................     44

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     44

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................     45

SIGNATURE..............................................................................................     47


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                                     June 30,         December 31,
                                                                                       2001               2000
                                                                                    ---------         ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................          $ 220,556           $ 157,513
  Investment securities available for sale ...............................             24,908              29,337
  Trading securities owned ...............................................             12,628              18,348
  Accounts receivable - trade ............................................             10,359               9,748
  Receivables from clearing brokers ......................................             25,168              10,126
  Other receivables ......................................................              1,373               1,669
  Inventories ............................................................             45,776              29,752
  Restricted assets ......................................................              2,627               4,489
  Deferred income taxes ..................................................              3,064               3,304
  Other current assets ...................................................              9,074               5,656
                                                                                    ---------           ---------
    Total current assets .................................................            355,533             269,942

Property, plant and equipment, net .......................................             82,298              48,539
Investment in real estate, net ...........................................            112,291             120,272
Long-term investments, net ...............................................             11,256               4,654
Restricted assets ........................................................              5,507               3,060
Deferred income taxes ....................................................             14,196               7,094
Goodwill .................................................................             19,557                  --
Other assets .............................................................             22,755               8,414
                                                                                    ---------           ---------
    Total assets .........................................................          $ 623,393           $ 461,975
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt ....................          $   7,704           $  17,850
  Margin loans payable ...................................................              2,360               4,675
  Accounts payable .......................................................             16,306               9,547
  Cash overdraft .........................................................                 --                 501
  Securities sold, not yet purchased .....................................              7,876               3,570
  Accrued promotional expenses ...........................................             20,373              19,683
  Accrued taxes payable ..................................................             28,999              32,133
  Deferred income taxes ..................................................              2,527               2,587
  Prepetition claims and restructuring accruals ..........................              5,325              10,229
  Other accrued liabilities ..............................................             49,718              38,000
                                                                                    ---------           ---------
    Total current liabilities ............................................            141,188             138,775

Notes payable, long-term debt and other obligations, less current portion             101,742              39,890
Noncurrent employee benefits .............................................             15,808               7,313
Deferred income taxes ....................................................            136,479             129,887
Other liabilities ........................................................             60,705              61,627
Minority interests .......................................................             92,095              72,034

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 33,656,485 shares, outstanding 29,382,258 .............              2,938               2,567
  Additional paid-in capital .............................................            223,674             184,807
  Deficit ................................................................           (134,439)           (148,789)
  Accumulated other comprehensive income .................................              1,965               1,337
  Less:  4,274,227 shares of common stock in treasury, at cost ...........            (18,762)            (27,473)
                                                                                    ---------           ---------
      Total stockholders' equity .........................................             75,376              12,449
                                                                                    ---------           ---------

      Total liabilities and stockholders' equity .........................          $ 623,393           $ 461,975
                                                                                    =========           =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                   Three Months Ended                   Six Months Ended
                                                              ------------------------------      ------------------------------
                                                                June 30,          June 30,          June 30,          June 30,
                                                                  2001              2000              2001              2000
                                                              ------------      ------------      ------------      ------------
Revenues:
  Tobacco* ..............................................     $    180,533      $    187,644      $    317,669      $    334,792
  Broker-dealer transactions ............................           21,231            18,300            40,296            48,596
  Real estate leasing ...................................            2,425               820             5,066             1,591
                                                              ------------      ------------      ------------      ------------
    Total revenues ......................................          204,189           206,764           363,031           384,979

Expenses:
  Cost of goods sold* ...................................           54,605            85,567            95,369           154,142
  Operating, selling, administrative and general expenses          133,852           111,067           241,358           210,812
  Settlement charges ....................................               32                65             9,797               102
                                                              ------------      ------------      ------------      ------------
    Operating income ....................................           15,700            10,065            16,507            19,923

Other income (expenses):
  Interest and dividend income ..........................            2,037             1,652             4,219             3,182
  Interest expense ......................................           (2,273)          (11,814)           (3,531)          (23,570)
  Equity in loss of affiliate ...........................             (102)           (1,362)             (102)           (2,913)
  Foreign currency gain .................................               --               312                --             1,535
  Gain in joint venture .................................               14               379                --               153
  Gain on sale of investments, net ......................              288             1,438               753             6,191
  Sale of assets ........................................               30               150             1,522               150
  Other, net ............................................              225               883               253             1,111
                                                              ------------      ------------      ------------      ------------

Income from continuing operations before provision for
    income taxes and minority interests .................           15,919             1,703            19,621             5,762
  Provision for income taxes ............................            7,971               640            10,019             2,314
  Minority interests ....................................           (3,044)           (1,883)           (3,920)             (144)
                                                              ------------      ------------      ------------      ------------

Income from continuing operations .......................           10,992             2,946            13,522             3,592

Gain on disposal of discontinued operations .............              828                --               828                --

Loss on extraordinary items .............................               --                --                --              (230)
                                                              ------------      ------------      ------------      ------------
Net income ..............................................     $     11,820      $      2,946      $     14,350      $      3,362
                                                              ============      ============      ============      ============

Per basic common share:

  Income from continuing operations .....................     $       0.41      $       0.13      $       0.52      $       0.16
                                                              ============      ============      ============      ============
  Gain from discontinued operations .....................     $       0.03                --      $       0.03                --
                                                              ============      ============      ============      ============
  Loss from extraordinary items .........................               --                --                --      $      (0.01)
                                                              ============      ============      ============      ============
  Net income applicable to common shares ................     $       0.44      $       0.13      $       0.55      $       0.15
                                                              ============      ============      ============      ============

Basic weighted average common shares outstanding ........       26,761,933        23,089,271        26,214,476        23,089,271
                                                              ============      ============      ============      ============

Per diluted common share:

  Income from continuing operations .....................     $       0.34      $       0.11      $       0.43      $       0.13
                                                              ============      ============      ============      ============
  Gain from discontinued operations .....................     $       0.03                --      $       0.03                --
                                                              ============      ============      ============      ============
  Loss from extraordinary items .........................               --                --                --      $      (0.01)
                                                              ============      ============      ============      ============
  Net income applicable to common shares ................     $       0.37      $       0.11      $       0.46      $       0.12
                                                              ============      ============      ============      ============

Diluted weighted average common shares outstanding ......       32,179,582        27,647,813        31,063,423        27,595,891
                                                              ============      ============      ============      ============

-------------------

* Tobacco revenues and Cost of goods sold include excise taxes of $37,186, $32,459, $64,310 and $57,161, respectively.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                                                         Accumulated
                                           Common Stock        Additional                                   Other
                                     -----------------------     Paid-in                    Treasury    Comprehensive
                                       Shares       Amount       Capital      Deficit         Stock         Income      Total
                                     ----------   ----------   ----------    ----------    ----------   ------------- ----------
Balance, December 31, 2000 .......   25,667,018   $    2,567   $  184,807    $ (148,789)   $  (27,473)   $    1,337   $   12,449

Net income .......................           --           --           --        14,350            --            --       14,350
  Effect of New Valley
   capital transactions ..........           --           --           --            --            --           628          628
                                                                                                                      ----------
      Total other comprehensive
        income ...................           --           --           --            --            --            --          628
                                                                                                                      ----------
Total comprehensive income .......           --           --           --            --            --            --       14,978

Distributions on common stock ....           --           --      (21,998)           --            --            --      (21,998)
Effect of New Valley
 acquisition of LTS ..............           --           --        5,509            --            --            --        5,509
Issuance of stock ................    1,639,344          164       42,118            --         7,718            --       50,000
Exercise of options and warrants .    2,045,896          204       11,530            --           852            --       12,586
Stock grants .....................       30,000            3         (144)           --           141            --           --
Effect of repurchase of New
 Valley common shares ............           --           --          193            --            --            --          193
Amortization of deferred
 compensation ....................           --           --        1,659            --            --            --        1,659
                                     ----------   ----------   ----------    ----------    ----------    ----------   ----------

Balance, June 30, 2001 ...........   29,382,258   $    2,938   $  223,674    $ (134,439)   $  (18,762)   $    1,965   $   75,376
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                            Six Months Ended
                                                                      -----------------------------
                                                                       June 30,            June 30,
                                                                         2001                2000
                                                                      ---------           ---------
Net cash provided by (used in) operating activities ........          $   3,964          $  (3,556)
                                                                      ---------           ---------
Cash flows from investing activities:
  Capital expenditures .....................................            (36,560)            (21,429)
  Proceeds from sale of businesses and assets, net .........             12,811                 162
  Purchase of real estate ..................................             (1,378)                 --
  Sale or maturity of investment securities ................              9,744              29,126
  Purchase of investment securities ........................             (3,721)             (5,732)
  Purchase of long-term investments ........................             (5,717)             (1,875)
  Decrease in restricted assets ............................              1,232               3,394
  Payment of prepetition claims ............................             (2,624)               (327)
  Investment in joint venture ..............................                 --              (1,266)
  Repurchase by New Valley of common shares ................               (274)               (407)
  Cash acquired in acquisition of LTS ......................              5,151                  --
  Purchase by New Valley of subsidiary common stock ........             (6,342)                 --
                                                                      ---------           ---------
Net cash (used in) provided by investing activities ........            (27,678)              1,646
                                                                      ---------           ---------

Cash flows from financing activities:
  Proceeds from debt .......................................             82,132               3,134
  Repayments of debt .......................................            (13,037)             (6,718)
  Borrowings under revolvers ...............................            221,975             225,241
  Repayments on revolvers ..................................           (241,349)           (200,929)
  Deferred financing charges ...............................             (3,214)
  (Decrease) increase in margin loans payable ..............             (2,315)              4,414
  (Decrease) increase in cash overdraft ....................               (501)                693
  Issuance of common stock .................................             50,000                  --
  Proceeds from exercise of options and warrants ...........             12,586                  --
  Distributions on common stock ............................            (21,998)            (10,869)
  Proceeds from participating loan .........................              2,478                  --
                                                                      ---------           ---------
Net cash provided by financing activities ..................             86,757              14,966
                                                                      ---------           ---------
Effect of exchange rate changes on cash and cash equivalents                 --                (133)
Net increase in cash and cash equivalents ..................             63,043              12,923
Cash and cash equivalents, beginning of period .............            157,513              20,123
                                                                      ---------           ---------
Cash and cash equivalents, end of period ...................          $ 220,556           $  33,046
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of BGLS Inc. ("BGLS"), Vector Tobacco (USA) Ltd. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries.

           Vector Tobacco is engaged in the development of new, less hazardous cigarette products. Liggett is engaged in the manufacture and sale of cigarettes in the United States. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. New Valley is engaged primarily in the investment banking and brokerage business through its 53.6% ownership interest in Ladenburg Thalmann Financial Services Inc. and in the real estate business.

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


      (b)  ESTIMATES AND ASSUMPTIONS:

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

      (c)  RECLASSIFICATIONS:

           Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

      (d)  EARNINGS PER SHARE:

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

      (e)  COMPREHENSIVE INCOME:

           Comprehensive income consists of net income and other comprehensive income and is a component of stockholders' equity which includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $14,978 for the six months ended June 30, 2001 and $5,211 for the six months ended June 30, 2000.

2.    PRO FORMA RESULTS

      The following table presents unaudited pro forma results of operations as if the sale of Western Tobacco Investments, through which the Company held its equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, the acquisition of Class A interests in Western Realty Development LLC (refer to Note 4) and the acquisition by a New Valley subsidiary of Ladenburg Thalmann Financial Services Inc. (refer to Note 3) had occurred immediately prior to January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



                                         Three Months   Three Months         Six Months        Six Months
                                            Ended           Ended              Ended              Ended
                                        June 30, 2001   June 30, 2000       June 30, 2001     June 30, 2000
                                        -------------   -------------       -------------     -------------
       Revenues ...............          $   212,721     $   241,676          $385,994         $  383,447
                                         ===========     ===========          ========         ==========

       Income from continuing
         operations ...........          $     9,988     $     8,618          $ 11,795         $   13,873
                                         ===========     ===========          ========         ==========
       Income from continuing
         operations per diluted
         common share .........          $      0.31     $      0.31          $   0.38         $     0.50
                                         ===========     ===========          ========         ==========


3.    NEW VALLEY CORPORATION

      During 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2001, New Valley had repurchased 422,000 shares for approximately $1,457. At June 30, 2001, the Company owned 56.3% of New Valley's Common Shares.

      On May 7, 2001, GBI Capital Management Corp. ("GBI") acquired all of the outstanding common stock of New Valley's 80.1% subsidiary, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, an American Stock Exchange-listed company, on a basic and fully-diluted basis.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of LTS common stock. These notes, together with the notes issued to the Ladenburg stockholders, are collateralized by a pledge of the Ladenburg stock. The notes are recorded on New Valley's balance sheet at June 30, 2001 at $11,990 (net of $8,010 in notes issued to New Valley).

      The information above is based on preliminary estimates of the number of shares of LTS common stock and the conversion price of the LTS notes to be issued to the former stockholders or Ladenburg and the conversion price of the LTS note issued to Frost-Nevada. The actual number of shares and the conversion prices may be further adjusted following completion of a post-closing determination of the respective changes in the adjusted net worths of Ladenburg and LTS through April 30, 2001.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      The transaction has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. As of May 7, 2001, LTS is accounted for as a consolidated subsidiary of New Valley.

      Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. Goodwill of $19,385 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on the straight line basis over 20 years.

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

      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation ("WRD Holding"), a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is collateralized by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

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

      Summarized financial information for the three and six months ended June 30, 2000 for Western Realty Development follows:

                                         Three Months Ended    Six Months Ended
                                            June 30, 2000       June 30, 2000
                                         ------------------    ----------------

            Revenues ......................     $2,994              $5,384
            Costs and expenses ............      2,288               4,458
            Accretion of return on
                participating loan ........      1,464               2,876
            Income tax expense ............         --                  --
            Net income ....................     $2,186              $3,802

      WESTERN REALTY REPIN LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin sites are expected to be developed as a residential and hotel complex, subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at June 30, 2001.

      Through June 30, 2001, Western Realty Repin has advanced $41,425 to BrookeMil, of which $29,015 was funded by Apollo and was classified in other long-term obligations in the consolidated balance sheet. The loan bears no fixed interest and is payable only out of 100% of the distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of June 30, 2001, BrookeMil had invested $37,043 in the Kremlin sites and held $462 in cash and receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      New Valley has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $37,505 at June 30, 2001 and the amount of the participating loan recorded in the consolidated balance sheet is $38,605 at June 30, 2001. Apollo is entitled to additional preferences of approximately $7,858 related to the Kremlin sites at June 30, 2001.

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

      The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. The country's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.



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

      Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Final closing of the sale, scheduled for the third quarter of 2001, is subject to satisfaction of various regulatory requirements.

5.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interests. The Company had realized losses on sales of investment securities available for sale of $595 and $130 for the three and six months ended June 30, 2001, and realized gains on sales of investment securities available for sale of $1,438 and $6,191 for the three and six months ended June 30, 2000.

      The components of investment securities available for sale at June 30, 2001 are as follows:


                                                          Gross      Gross
                                                       Unrealized  Unrealized     Fair
                                              Cost        Gain        Loss        Value
                                             -------   ----------  ----------    -------
            Marketable equity securities     $20,908     $ 1,055     $ 1,945     $20,018
            Marketable warrants ........          --       4,890          --       4,890
                                             -------     -------     -------     -------
            Investment securities ......     $20,908     $ 5,945     $ 1,945     $24,908
                                             =======     =======     =======     =======

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



6.    INVENTORIES

      Inventories consist of:

                                               June 30,   December 31,
                                                 2001         2000
                                               --------   ------------

            Leaf tobacco .................     $ 16,228     $  7,911
            Other raw materials ..........        3,041        1,382
            Work-in-process ..............        1,753        2,156
            Finished goods ...............       21,218       18,924
            Replacement parts and supplies        2,963        2,640
                                               --------     --------
            Inventories at current cost ..       45,203       33,013
            LIFO adjustments .............          573       (3,261)
                                               --------     --------
                                               $ 45,776     $ 29,752
                                               ========     ========

      At June 30, 2001, the Company had leaf tobacco purchase commitments of approximately $22,506.

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                               June 30,    December 31,
                                                 2001           2000
                                              ---------    ------------

            Land and improvements .......     $   1,550      $   1,670
            Buildings ...................        25,409         15,641
            Machinery and equipment .....        92,635         71,741
                                              ---------      ---------
                                                119,594         89,052
            Less accumulated depreciation       (37,296)       (40,513)
                                              ---------      ---------
                                              $  82,298      $  48,539
                                              =========      =========

      In February 2001, Liggett sold a warehouse facility for $2,000 in a sale-leaseback arrangement which resulted in a recognized gain of $542 during the first quarter 2001. The remaining gain of $1,139 will be amortized over the 15-year lease term, ending in October 2015. In July 2001, the facility's owners purchased an option to terminate the lease, resulting in a gain of $1,000, to be recognized in the Company's third quarter results of operations.

      Also in February 2001, Liggett contracted to purchase production machinery for approximately $16,300 denominated in foreign currencies. Deliveries are expected to begin in October 2001. Liggett is seeking a capital lease arrangement to finance a portion of the acquisition costs.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


8.    LONG-TERM INVESTMENTS

      At June 30, 2001, long-term investments consisted primarily of investments in limited partnerships of $11,256. The Company is an investor in one limited partnership where it is required to make additional investments of up to an aggregate of $7,350 at June 30, 2001. In the second quarter of 2001, the Company recognized a gain of $883 on the liquidation of an investment in a limited partnership. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $6,163 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

9.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                           ---------     ------------
            BGLS:
            10% Senior Secured Notes due 2006, net of
               unamortized discount of $10,067 .......................     $  49,933      $      --

            Liggett:
            Revolving credit facility ................................            --         19,374
            Term loan under credit facility ..........................         3,960          4,320
            Equipment loans ..........................................         5,381          5,760

            New Valley:
            Notes payable - shopping centers .........................        11,265         19,529
            Notes payable - Russia ...................................         5,412          8,187
            Notes payable - LTS ......................................        11,990             --

            Vector Research:
            Equipment loan ...........................................        13,055             --

            Vector Tobacco:
            Note payable .............................................         8,200             --

            Other ....................................................           250            570
                                                                           ---------      ---------
            Total notes payable, long-term debt and other obligations        109,446         57,740
            Less:
                  Current maturities .................................        (7,704)       (17,850)
                                                                           ---------      ---------
            Amount due after one year ................................     $ 101,742      $  39,890
                                                                           =========      =========

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

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $35,000 credit facility under which $0 was outstanding at June 30, 2001. Availability under the credit facility was approximately $27,417 based on eligible collateral at June 30, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 7.0% at June 30, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $30,918 and net working capital was $22,006, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      During 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility, of which $3,960 was outstanding at June 30, 2001. In July 2001, Liggett borrowed an additional $2,340 under the loan. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



      annual interest at 1% above the prime rate with a final payment of $1,875. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      EQUIPMENT LOANS - LIGGETT:

      In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 ($3,690 outstanding at June 30, 2001) to fund the purchase from a third party. The loan, which was collateralized by the equipment and guaranteed by BGLS and Vector, was payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. The loan was repaid in July 2001 in connection with the sale of the equipment.

      NOTES PAYABLE - NEW VALLEY:

      In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the six months ended June 30, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing.

      A credit facility with a Russian bank bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At June 30, 2001, borrowings under the credit agreement totaled $5,412.

      On May 31, 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The credit agreement, which provides for borrowings of up to $12,000, will be used to refinance the subsidiary's present facility with a Russian bank and to repay intercompany indebtedness. Borrowings under the credit agreement will bear interest at a rate of LIBOR plus six percent and will be secured by a mortgage on Ducat Place II. An initial borrowing of $2,100 was made under the facility in July 2001. Principal payments will be due under the credit agreement in 20 equal quarterly installments, with all remaining amounts due on June 30, 2006.

      In connection with the LTS acquisition transaction, LTS issued $11,990 (net of $8,010 issued to New Valley) of its senior convertible notes. The notes bear a weighted average interest rate of 8% and mature on December 31, 2005.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



      EQUIPMENT LOANS - VECTOR RESEARCH:

      In February 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the equipment and a letter of credit from the Company for $775, is guaranteed by Vector Research Ltd., BGLS and the Company. The loan is payable in 120 monthly installments of $125 including annual interest of 7.78% with a final payment of $6,125.

      NOTE PAYABLE - VECTOR TOBACCO:

      In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Roxboro, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, payable in 60 monthly installments of $85, including annual interest at 4.85% above the LIBOR rate (8.685% at June 30, 2001), with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by BGLS and Vector.

      SUBSEQUENT EVENT:

      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approxiamtely $166,400) of its 6.25% Convertible Subordinated Notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes will accrue interest at 6.25% per annum and will be convertible into Vector's common stock, at the option of the holder, at an initial conversion price of $36.531 per share. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price.

      The notes may be redeemed by Vector, in whole or in part, between July 15, 2003 and July 15, 2004, if the closing price of Vector's common stock exceeds 150% of the conversion price then in effect for a period of at least 20 trading days in any consecutive 30 day trading period, at a price equal to 100% of the principal amount, plus accrued interest and a "make whole" payment. Vector may redeem the notes, in whole or in part, at a price of 103.125% in the year beginning July 15, 2004, 102.083% in the year beginning July 15, 2005, 101.042% in the year beginning July 15, 2006 and 100% in the year beginning July 15, 2007, together with accrued interest. If a change of control occurs, Vector will be required to offer to repurchase the notes at 101% of their principal amount, plus accrued interest and, under certain circumstances, a "make whole" payment.

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

      During the quarter ended June 30, 2001, new employees of the Company or its subsidiaries were awarded a total of 140,000 non-qualified options to purchase shares of common stock at prices ranging from $20.68 to $37.20, generally at the fair market value on the dates of grant under the Company's 1998 Long-Term Incentive Plan. The Company will recognize compensation expense of $165 over the vesting period.

      On May 16, 2001, Vector entered into a stock purchase agreement with High River Limited Partnership, an investment entity owned by Carl C. Icahn, in which High River agreed to purchase for $50,000 1,639,344 shares of Vector's common stock at a price of $30.50 per share, the market price when negotiations with Mr. Icahn were completed. The closing of the purchase of the shares occurred on May 31, 2001.

      On June 8, 2001, the Company granted 10,000 shares of the Company's common stock to each of its three outside directors which will vest over a period of three years. The Company will recognize compensation expense of $1,017 over the vesting period.

      During the quarter ended June 30, 2001, a total of 1,767,696 warrants to purchase Vector's common stock at $4.54 per share were exercised. At June 30, 2001, Vector had outstanding 437,304 of the $4.54 warrants which expire in 2003.

11.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of BGLS, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various governmental entities ("Governmental Actions"); and
      (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the six months ended June 30, 2001, Liggett incurred counsel fees and costs totaling approximately $3,846 compared to $4,133 for the six months ended June 30, 2000.

      INDIVIDUAL ACTIONS. As of June 30, 2001, there were approximately 311 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 67 were pending in Florida, 93 in New York, 13 in Massachusetts, 14 in Texas and 22 in California. The balance of the individual cases were pending in 22 states. There are five individual cases pending where Liggett is the only named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia.

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

      Jury awards in California and Oregon have been entered against other companies in the tobacco industry. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. The punitive damages award was subsequently reduced to $100,000 by the trial court. In each case, both the verdict and damage awards are being appealed by the defendants. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In June 2001, the U. S. Supreme Court declined to review the case.

      CLASS ACTIONS. As of June 30, 2001, there were approximately 40 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      Now that the ENGLE jury has awarded punitive damages and final judgment has been entered, it is unclear how the state court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment. Similar legislation has been enacted in Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South Carolina, Virginia and West Virginia.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      On August 16, 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. In an order issued on March 23, 2001, the court reaffirmed class certification of this medical monitoring action. In July 2001, the court issued an order severing Liggett from the retrial of the case scheduled to begin in September 2001.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett and Brooke Holding. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants, although Liggett has complied with certain discovery requests. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants. The Arizona action was dismissed by the trial court, but the plaintiffs have appealed that ruling. The plaintiffs in the Tennessee action have filed a motion for voluntary dismissal which is currently pending.

      Liggett and plaintiffs have advised the court, in SIMON V. PHILIP MORRIS ET AL., a putative nationwide smokers class action, that Liggett and the plaintiffs have engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

      GOVERNMENTAL ACTIONS. As of June 30, 2001, there were approximately 51 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of June 30, 2001, there were approximately 66 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      welfare trust funds, asbestos manufacturers and others. Seven United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

      In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major tobacco companies. As against Liggett, the jury awarded the plaintiff damages of $89. Liggett is considering its post-trial remedies and an appeal of the jury verdict.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, and to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. In a September 2000 ruling, the court dismissed the government's claims based on MCRA and MSP, on the ground, among others, that these statutes do not provide a basis for the relief sought. In July 2001, the court reaffirmed its decision that the government does not have a valid claim under MCRA or MSP. In the September 2000 ruling, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. Discovery in the case has commenced.

      In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, on July 18, 2001. No settlement was reached, and no further meetings are planned. Trial has been scheduled for July 2003.

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

      Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for 1.5% of the total cigarettes shipped in the United States during 2000. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Liggett will accrue for MSA obligations on a quarterly basis to the extent it is estimated that such obligations will be due based on current sales volume. Under the

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

                       Year                        Amount
                   -----------                   ----------

                   2001                          $5,000,000
                   2002 - 2003                   $6,500,000
                   2004 - 2007                   $8,000,000
                   2008 - 2017                   $8,139,000
                   2018 and each                 $9,000,000
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

      TRIALS. Cases currently scheduled for trial in 2001 include an individual action in an Ohio federal court that is scheduled to begin in August 2001 and two individual actions in New York state courts scheduled for October and December 2001. Trial dates, however, are subject to change.

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

      In February 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobacco is imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and New Valley believe that the allegations in the case are without merit. Discovery in the case has commenced.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and New Valley believe that the remaining allegations are without merit. Discovery in the case has commenced.

      Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      As of June 30, 2001, New Valley had $5,325 of prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

      New Valley is a defendant in various lawsuits and may be subject to unasserted claims primarily concerning its activities as a securities broker-dealer and its participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

12.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:


                                                                     June 30,       December 31,
                                                                      2001              2000
                                                                     --------       ------------
             Note payable for Western Realty
                 Development Class A Interests...........            $19,929          $19,968
             Western Realty Repin participating loan.....             38,605           36,127
             Other long-term liabilities.................              2,171            5,532
                                                                     -------          -------
                   Total                                             $60,705          $61,627
                                                                     =======          =======

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



13.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three and six months ended June 30, 2001 and 2000 follows:


                                                 Liggett-(1)    Vector       Broker-(2)     Real(3)    Corporate(3)
                                      Liggett       Ducat       Tobacco       Dealer        Estate       and Other      Total
                                     ---------   -----------   ---------    -----------    ---------   ------------    ---------
Three Months Ended June 30, 2001:

Revenues ........................    $ 180,533    $      --    $      --     $  21,231     $   2,425     $      --     $ 204,189
Operating income (loss) .........       33,139           --       (6,782)       (3,688)         (711)       (6,258)       15,700
Depreciation and amortization ...        1,049           --          232           315           648           478         2,722

Three Months Ended June 30, 2000:

Revenues ........................    $ 138,560    $  49,084    $      --     $  18,300     $     820     $      --     $ 206,764
Operating income (loss) .........       15,636        1,287       (2,459)          163        (2,113)       (2,449)       10,065
Depreciation and amortization ...        1,008        2,619           --           217           330             8         4,182

Six Months Ended June 30, 2001:

Revenues ........................    $ 317,669    $      --    $      --     $  40,296     $   5,066     $      --     $ 363,031
Operating income (loss) .........       42,843           --      (11,216)       (4,052)         (630)      (10,438)       16,507
Identifiable assets .............      128,912           --       35,602        94,406       115,908       248,565       623,393
Depreciation and amortization ...        2,438           --          325           820         1,328           485         5,396
Capital expenditures ............        3,023           --       16,466         1,571         1,378        15,500        37,938

Six Months Ended June 30, 2000:

Revenues ........................    $ 245,462    $  89,330    $      --     $  48,596     $   1,591     $      --     $ 384,979
Operating income (loss) .........       24,690        1,643       (3,194)        5,046        (4,096)       (4,166)       19,923
Identifiable assets .............      119,699      170,060           20        44,573        58,493       138,085       530,930
Depreciation and amortization ...        2,006        4,641           --           437           532            17         7,633
Capital expenditures ............        8,790       10,505           --           289         1,845            --        21,429

-------------------

(1) Russian tobacco is included for the three and six months ended June 30, 2000. Western Tobacco Investments was sold on August 4, 2000.

(2) The acquired operations of LTS are included in the Company's results of operations commencing May 7, 2001.

(3) New Valley's interest in Western Realty Development is included in real estate operations for the 2001 periods and in corporate and other for the 2000 periods when it was accounted for on the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Vector Group Ltd. (the "Company" or "Vector") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included elsewhere in this document. The consolidated financial statements include the accounts of BGLS Inc. ("BGLS"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley"), Brooke (Overseas) Ltd. ("Brooke Overseas"), Vector Tobacco (USA) Ltd. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries. As of June 30, 2001, the Company owned 56.3% of New Valley's common shares.

         The Company is a holding company for a number of businesses. Vector Tobacco is engaged in the development of new, less hazardous cigarette products. Liggett is engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the investment banking and brokerage business and in the real estate business.

RECENT DEVELOPMENTS

         CONVERTIBLE NOTE OFFERING. In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% Convertible Subordinated Notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes will accrue interest at 6.25% per annum and will be convertible into Vector's common stock, at the option of the holder, at an initial conversion price of $36.531 per share.

         Vector intends to use the net proceeds of the offering of notes, together with the proceeds from the placement of BGLS' senior secured notes and the investment in Vector's common stock by an entity affiliated with Carl C. Icahn, for general corporate purposes, including to fund the planned advertising and promotion of Vector Tobacco's new OMNI and OMNI Nicotine Free cigarette products and to pursue strategic acquisitions by Liggett of smaller tobacco manufacturers.

         SALE OF STOCK TO ICAHN. On May 16, 2001, Vector entered into a stock purchase agreement with High River Limited Partnership, an investment entity owned by Carl C. Icahn, in which High River agreed to purchase for $50,000 1,639,344 shares of Vector's common stock at a price of $30.50 per share, the market price when negotiations with Mr. Icahn were completed. The closing of the purchase of the shares occurred on May 31, 2001.

         BGLS PRIVATE PLACEMENT. On May 14, 2001, BGLS issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement to institutional investors. BGLS received net proceeds from the offering of approximately $49,700 before fees and expenses of $3,200.

         ACQUISITION OF LADENBURG THALMANN FINANCIAL SERVICES INC. On May 7, 2001, GBI Capital Management Corp. ("GBI") acquired all of the outstanding common stock of New Valley's 80.1% subsidiary, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, an American Stock Exchange-listed company, on a basic and fully-diluted basis.

         To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of LTS common stock. These notes, together with the notes issued to the Ladenburg stockholders, are secured by a pledge of the Ladenburg stock.

         The information above is based on preliminary estimates of the number of shares of LTS common stock and the conversion price of the LTS notes to be issued to the former stockholders of Ladenburg and the conversion price of the LTS note issued to Frost-Nevada. The actual number of shares and the conversion prices may be further adjusted following completion of a post-closing determination of the respective changes in the adjusted net worths of Ladenburg and LTS through April 30, 2001.

         The transaction has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. As of May 7, 2001, LTS is accounted for as a consolidated subsidiary of New Valley.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2001, there were approximately 311 individual suits, 40 purported class actions and 117 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,200 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. Vector is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but Vector's consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Part II, Item 1, "Legal Proceedings" and Note 11 to Vector's consolidated financial statements for a description of legislation, regulation and litigation.

RESULTS OF OPERATIONS


                                     Three Months Ended               Six Months Ended
                                           June 30,                        June 30,
                                  -------------------------       -------------------------
                                     2001            2000            2001           2000
                                  ---------       ---------       ---------       ---------
REVENUES:
   Liggett .................      $ 180,533       $ 138,560       $ 317,669       $ 245,462
   Liggett-Ducat(1) ........             --          49,084              --          89,330
                                  ---------       ---------       ---------       ---------
      Total tobacco ........        180,533         187,644         317,669         334,792

Broker-dealer(2) ...........         21,231          18,300          40,296          48,596
Real estate(3) .............          2,425             820           5,066           1,591
                                  ---------       ---------       ---------       ---------
      Total revenues .......      $ 204,189       $ 206,764       $ 363,031       $ 384,979
                                  =========       =========       =========       =========
OPERATING INCOME:
   Liggett .................      $  33,139       $  15,636       $  42,843       $  24,690
   Liggett-Ducat(1) ........             --           1,287              --           1,643
   Vector Tobacco ..........         (6,782)         (2,459)        (11,216)         (3,194)
                                  ---------       ---------       ---------       ---------
      Total tobacco ........         26,357          14,464          31,627          23,139

Broker-dealer(2) ...........         (3,688)            163          (4,052)          5,046
Real estate(3) .............           (711)         (2,113)           (630)         (4,096)
Corporate and other(3) .....         (6,258)         (2,449)        (10,438)         (4,166)
                                  ---------       ---------       ---------       ---------
      Total operating income      $  15,700       $  10,065       $  16,507       $  19,923
                                  =========       =========       =========       =========


-----------------

(1) Liggett-Ducat's revenues and operating income are included through June 30, 2000.

(2) The acquired operations of LTS are included in the Company's results of operations commencing May 7, 2001.

(3) New Valley's interest in Western Realty Development is included in real estate operations for the 2001 periods and in corporate and other for the 2000 periods when it was accounted for on the equity method.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         REVENUES. Total revenues were $204,189 for the three months ended June 30, 2001 compared to $206,764 for the three months ended June 30, 2000. This 1.2% decrease in revenues ($2,575) was due the absence of revenues ($49,084) from Liggett-Ducat offset by a $41,973 increase of revenues at Liggett, a $2,931 increase in revenues at LTS and a $1,605 increase in revenues from real estate operations.

         TOBACCO REVENUES. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $3.30 per carton. In April 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.40 per carton.

         Total tobacco revenues were $180,533 for the three months ended June 30, 2001 compared to $187,644 for the three months ended June 30, 2000. This 3.8% decrease in revenues was due to a loss of revenues when Liggett-Ducat was sold in August 2000 partially offset by a 30.3% increase in revenues at Liggett. Revenues at Liggett increased by $41,973 for both the premium and discount segments due to a 38.2% increase in unit sales volume (approximately 611.1 million units), accounting for $52,981 in favorable volume variance, and price increases of $6,939, partially offset by an unfavorable sales mix of $17,947.

         Premium sales at Liggett for the second quarter of 2001 amounted to $21,969 and represented 12.2% of Liggett's total sales, compared to $14,839 and 10.7% of Liggett's sales in the second quarter of 2000. In the premium segment, revenues increased by 48.0% ($7,130) for the three months ended June 30, 2001, compared to the prior year period, due to a favorable volume variance of $4,549, reflecting a 30.7% increase in unit sales volume (approximately 42.0 million units), and to price increases of $2,581.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic and international) for the three months ended June 30, 2001 amounted to $158,564 and represented 87.8% of Liggett's total sales, compared to $123,721 and 89.3% of Liggett's sales for the three months ended June 30, 2000. In the discount segment, revenues grew by 28.2% ($34,843) for the three months ended June 30, 2001 compared to the prior year period, due to a 38.9% increase in unit sales volume (approximately 569.1 million units) accounting for $48,186 in volume variance along with price increases of $4,358, partially offset by an unfavorable product mix among the discount brand categories of $17,701.

         For the three months ended June 30, 2001, fixed manufacturing costs at Liggett on a basis comparable to 2000 were $911 lower than in the same period in 2000, with costs per thousand units of $1.52 per thousand declining 46.9% ($1.34) from $2.86 in the prior period, due to the 50.3% increase in production volume.

         TOBACCO GROSS PROFIT. The Company's gross profit was $125,928 for the three months ended June 30, 2001 representing an increase of $23,851 when compared to the 2000 period, a period which also included the gross profit of Liggett-Ducat. Liggett's gross profit increased $31,008 from gross profit of $94,770 for the second quarter of 2000 primarily due to the volume and price increases and the manufacturing efficiencies discussed above.

         In the second quarter of 2001, Liggett's premium brand contributed 13.6% and Liggett's discount brands contributed 86.4% to Vector's gross profit as compared with the second quarter 2000 when Liggett's premium brand contributed 10.5%, Liggett's discount brands contributed 82.5% and Liggett-Ducat contributed 7.0% of Vector's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 87.7% for the three months ended June 30, 2001 compared to 84.6% for the same period in 2000, with gross profit for the premium segment at 90.7% and 85.8% for the second quarter 2001 and 2000, respectively, and gross profit for the discount segment at 87.3% and 84.4% for the second quarter 2001 and 2000, respectively. These increases are the result of 38.2% growth in unit sales volume (611.1 million units), the July and December 2000 and April 2001 list price increases and improved production variances.

         BROKER-DEALER AND REAL ESTATE REVENUES. For the three months ended June 30, 2001, LTS's revenues were $21,231 and real estate revenues were $2,425. LTS's revenues for the second quarter of 2001 increased $2,931 as compared to revenues for the second quarter of 2000 primarily as a result of an increase in principal transactions offset by a decrease in corporate finance fees and in commissions. The increase in principal transactions was primarily the result of the LTS acquisition, which added an additional $2,357 of principal transactions from the acquired operations of LTS, and the expansion of Ladenburg's trading and brokerage activities. The decrease in commissions was primarily the result of a less active market for equity securities offset by the impact of the acquisition of LTS, which provided $4,724 of additional commission income. The decrease in corporate finance fees was primarily due to the decrease in capital markets activity for the three months ended June 30, 2001.

         Revenues from the real estate operations for the second quarter of 2001 increased $1,605 primarily due to the inclusion of the rental revenue of Western Realty Development, which became a consolidated subsidiary on December 29, 2000, offset by lower revenues as a result of the sale of one of New Valley's two U.S. shopping centers.

         EXPENSES. Operating, selling, general and administrative expenses were $133,852 for the three months ended June 30, 2001 compared to $111,067 for the same period last year, an increase of $22,785 primarily due to increased expenses at Liggett of $13,538, increased expenses at Vector Tobacco of $4,323, a small increase in real estate operating expenses and an increase in expenses at LTS. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs partially offset by the absence of factory relocation costs and a reduction in administrative expenses. Expenses at Vector Tobacco for the three months ended June 30, 2001 were $6,782, compared to expenses of $2,459 in the prior year period. The increase was attributable to increased spending for the development of Vector Tobacco's planned new OMNI and OMNI Nicotine Free products.

         LTS's expenses for the second quarter of 2001 increased $4,988 as compared to expenses for the second quarter of 2000 due primarily to increases in various brokerage and clearing expenses of $2,047 and compensation expense of $1,732 associated with the acquired operations of LTS.

         Expenses of the real estate operations increased $295 in the 2001 due primarily to the inclusion of the expenses of $2,208 of Western Realty Development in 2001 offset by lower expenses as a result of the sale of one of New Valley's two U.S. shopping centers and lower expense at BrookeMil. BrookeMil incurred expenses of $94 and $1,672 for the three month periods ended June 30, 2001 and 2000, respectively. For the 2000 period, BrookeMil's expenses consisted primarily of accrued interest expense of $1,277 associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites.

         OTHER INCOME (EXPENSES). For the three months ended June 30, 2001, other income was $219 compared to other expense of $8,362 for the three months ended June 30, 2000.

         Interest and dividend income was $2,037 for the three months ended June 30, 2001, an increase of $385 when compared to interest income of $1,652 in the prior year period.

         Interest expense was $2,273 for the three months ended June 30, 2001 compared to $11,814 for the same period last year. This decrease of $9,541 was due to a savings of $4,171 at corporate because of the redemption by BGLS of all of its 15.75% senior secured notes in 2000, the absence of interest expense at Brooke (Overseas) and lower interest expense at Liggett and New Valley.

         Gain on the sale of investments at New Valley was $288 compared to a gain of $1,438 in the prior year period.

         For the three months ended June 30, 2001, equity in earnings of affiliate was a loss of $102 compared to a loss of $1,362 for the second quarter of 2000, which was partially offset by a foreign currency gain of $312 in the 2000 period.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the three months ended June 30, 2001 was $10,992 compared to income of $2,946 for the three months ended June 30, 2000. Income tax expense for the second quarter of 2001 was $7,971 compared to $640 for the second quarter of 2000. The effective tax rates for the three months ended June 30, 2001 and June 30, 2000 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses in 2001 and foreign taxes in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         REVENUES. Total revenues were $363,031 for the six months ended June 30, 2001 compared to $384,979 for the three months ended June 30, 2000. This 5.7% decrease in revenues ($21,948) was due to the absence of revenues ($89,330) from Liggett-Ducat and an $8,300 decrease in revenues at LTS, offset by a $72,207 increase of revenues at Liggett and a $3,475 increase in real estate.

         TOBACCO REVENUES. Total tobacco revenues were $317,669 for the six months ended June 30, 2001 compared to $334,792 for the six months ended June 30, 2000. This 5.1% decrease in revenues was due to a loss of revenues when Liggett-Ducat was sold in August 2000 partially offset by a 29.4% increase in revenues at Liggett. Revenues at Liggett increased by $72,207 for both the premium and discount segments due to a 35.5% increase in unit sales volume (approximately 999.9 million units), accounting for $87,044 in positive volume variance, and price increases of $14,847, partially offset by an unfavorable sales mix of $29,684.

         Premium sales at Liggett for the six months ended June 30, 2001 amounted to $36,099 and represented 11.4% of Liggett's total sales, compared to $30,531 and 12.4% of Liggett's sales in the same period in 2000. In the premium segment, revenues increased by 18.2% ($5,568) for the six months ended June 30, 2001, compared to the prior year period, due to a favorable volume variance of $1,786, reflecting a 5.8% increase in unit sales volume (approximately 16.5 million units), combined with price increases of $3,782.

         Discount sales at Liggett for the six months ended June 30, 2001 amounted to $281,570 and represented 88.6% of Liggett's total sales, compared to $214,931 and 87.6% of Liggett's sales for the six months ended June 30, 2000. In the discount segment, revenues grew by 31.0% ($66,639) for the six months ended June 30, 2001 compared to the prior year period, due to price increases of $11,065, along with a 38.8% increase in unit sales volume (approximately 983.4 million units), accounting for $83,292 in volume variance, partially offset by an unfavorable product mix among the discount brand categories of $27,718.

         For the six months ended June 30, 2001, fixed manufacturing costs at Liggett on a basis comparable to 2000 were $425 lower than in the same period in 2000, with costs per thousand units of $1.66 per thousand declining 35.2% ($0.90) from $2.56 in the prior period, due to the 45.9% increase in production volume.

         TOBACCO GROSS PROFIT. Liggett's gross profit was $222,000 for the six months ended June 30, 2001 representing an increase to the Company of $41,650 when compared to the 2000 period, a period which also included the gross profit of Liggett-Ducat. Liggett's gross profit increased $53,971 from gross profit of $168,029 for the six months of 2000 primarily due to the volume and price increases and the manufacturing efficiencies discussed above.

         In the first six months of 2001, Liggett's premium brand contributed 12.6% and Liggett's discount brands contributed 87.4% to Vector's gross profit as compared with the same period in 2000 when Liggett's premium brand contributed 12.2%, Liggett's discount brands contributed 81.0% and Liggett-Ducat contributed 6.8% of Vector's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 87.6% for the six months ended June 30, 2001 compared to 84.5% for the same period in 2000, with gross profit for the premium segment at 90.2% and 85.8% for the six months ended June 30, 2001 and 2000, respectively, and gross profit for the discount segment at 87.3% and 84.3% for the six months ended June 30, 2001 and 2000, respectively. These increases are the result of 35.5% growth in unit sales volume (999.9 million units), the July and December 2000 and April 2001 list price increases and improved production variances.

         BROKER-DEALER AND REAL ESTATE REVENUES. For the six months ended June 30, 2001, LTS's revenues were $40,296 and real estate revenues were $5,066. LTS's revenues for the first six months of 2001 decreased $8,300 as compared to revenues for the same period in 2000 primarily due to decreases in commissions and corporate finance fees offset by an increase in principal transactions. The increase in principal transactions was primarily the result of the LTS acquisition, which added an additional $2,357 of principal transactions from the acquired operations of LTS, and the expansion of Ladenburg's trading and brokerage activities. The decrease in commissions was primarily the result of a less active market in equity securities offset by the impact of the acquisition of LTS, which provided $4,724 of additional commission income. The decrease in corporate finance fees was primarily due to the decrease in capital markets activity for the six months ended June 30, 2001.

         Revenues from the real estate operations for the six months ended June 30, 2001 increased $3,475 primarily due to the inclusion of the rental revenue of Western Realty Development, which became a consolidated subsidiary on December 29, 2000, offset by lower revenues as a result of the sale of one of New Valley's two U.S. shopping centers.

         EXPENSES. Operating, selling, general and administrative expenses were $241,358 for the six months ended June 30, 2001 compared to $210,812 for the same period last year, an increase of $30,546 primarily due to increased expenses at Liggett of $26,123, increased expenses at Vector Tobacco of $8,022 and a small increase in real estate operating expenses offset by a decrease in expenses at LTS. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs partially offset by the absence of factory relocation costs. Expenses at Vector Tobacco for the six months ended June 30, 2001 were $11,216, compared to expenses of $3,194 in the prior year period. The increase was attributable to increased spending for the development of Vector Tobacco's planned new OMNI and OMNI Nicotine Free products.

         For the six months ended June 30, 2001, Liggett operating income was reduced by $9,723 of expense relating to the ENGLE class action. As discussed in
Note 11 to Vector's consolidated financial statements, on May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, Vector recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001.

         LTS's expenses for the first six months of 2001 decreased $2,142 as compared to expenses for the same period in 2000 due primarily to a decrease in incentive based compensation as a result of the decline in revenues, offset by increased brokerage and clearing expenses associated with the acquired operations of LTS.

         Expenses of the real estate operations decreased $1,268 in the 2001 due primarily to lower expense at BrookeMil and the sale of one of New Valley's shopping centers. BrookeMil incurred expenses of $406 and $3,290 for the six months ended June 30, 2001 and 2000, respectively. For the 2000 period, BrookeMil's expenses consisted primarily of accrued interest expense of $2,873 associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites.

         OTHER INCOME (EXPENSES). For the six months ended June 30, 2001, other income was $3,114 compared to other expense of $14,161 for the prior year period.

         Interest and dividend income was $4,219 for the six months ended June 30, 2001, an increase of $1,037 when compared to interest income of $3,182 in the prior year period.

         Interest expense was $3,531 for the six months ended June 30, 2001 compared to $23,570 for the same period last year. This decrease of $20,039 was due to a savings of $9,601 at corporate because of the redemption by BGLS of all of its 15.75% senior secured notes in 2000, the absence of interest expense at Brooke (Overseas) and lower interest expense at Liggett and New Valley.

         Gain on the sale of investments at New Valley was $753 compared to a gain of $6,191 in the prior year period.

         For the six months ended June 30, 2001, equity in earnings of affiliate was a loss of $102 compared to a loss of $2,913 for the first half of 2000, which was partially offset by a foreign currency gain of $1,535 in the 2000 period.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the six months ended June 30, 2001 was $13,522 compared to income of $3,592 for the six months ended June 30, 2000. Income tax expense for the six months ended June 30, 2001 was $10,019 compared to $2,314 for the prior year period. The effective tax rates for the six months ended June 30, 2001 and June 30, 2000 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses in 2001 and foreign taxes in 2000.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $63,043 for the six months ended June 30, 2001 and increased $12,923 for the six months ended June 30, 2000. Net cash provided by operations for the six months ended June 30, 2001 was $3,964 compared to net cash used in operations of $3,556 for the comparable period of 2000. Cash provided by operations for the six months ended June 30, 2001 related to net increases in accounts payable and accrued liabilities of $13,365, noncash expenses such as depreciation and amortization ($5,396) and stock based compensation expense ($3,105) partially offset by a net increase in current assets of $17,655. Cash used in the 2000 period for operating activities resulted principally from lower net income at Liggett and Liggett-Ducat and a gain on the sale of securities at New Valley offset by a reduction in debt service due to the Company's repurchase of $150,294 of the BGLS senior secured notes.

         Cash used in investing activities of $27,678 compares to cash provided of $1,646 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, cash was used primarily for capital expenditures of $36,560, purchase of long-term investments of $5,717, purchase by New Valley of subsidiary common stock of $6,342 and payment of prepetition claims of $2,624. These expenditures were offset primarily by $12,811 of sales of businesses and assets including the proceeds from the sale of one of New Valley's shopping centers, sales at Liggett of a warehouse facility, machinery and equipment, and the sale or maturity of long-term investments of $9,744. For the six months ended June 30, 2000, proceeds are primarily attributable to net sales of marketable securities and long-term investments of $29,126 and the decrease in restricted assets of $3,394 offset primarily by capital expenditures of $21,429 and purchase of long-term investments and investment securities of $5,732.

         Cash provided by financing activities was $86,757 for the six months ended June 30, 2001 compared to cash provided of $14,966 for the six months ended June 30, 2000. In the 2001 period, proceeds from debt were $82,132 offset by repayments on debt of $13,037. Net repayments on the revolving credit facilities were $19,374. In addition, cash was provided by the issuance of common stock of $50,000 as well as the exercise of warrants and options of $12,586. This was offset by distributions on common stock of $21,998 and decreases of $2,536 in margin loans payable and cash overdraft. Cash was provided in the 2000 period primarily through net borrowings under credit facilities of $24,312 and an increase in margin loans payable of $4,414. These amounts were offset by net repayments on debt of $3,584 and distributions on common stock of $10,869.

         LIGGETT. Liggett has a $35,000 credit facility under which $0 was outstanding at June 30, 2001. Availability under the facility was approximately $27,417 based on eligible collateral at June 30, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 7.0% at June 30, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $30,918 and net working capital was $22,006, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         During 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility, of which $3,960 was outstanding at June 30, 2001. In July 2001, Liggett borrowed an additional $2,340 under the loan. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,875. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase, of which $3,690 was outstanding at June 30, 2001. The loan, which was collateralized by the equipment and guaranteed by BGLS and the Company, was payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. The loan was repaid in July 2001 in connection with the sale of the equipment. In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett (and, in certain cases, Brooke Group Holding, Vector's predecessor and a wholly-owned subsidiary of BGLS) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. Vector believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the Engle smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. The agreement calls for the payment by Liggett of $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither Vector nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 11 to Vector's consolidated financial statements.

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

         VECTOR RESEARCH. In February 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase, of which $13,055 was outstanding at June 30, 2001. The loan, which is collateralized by the equipment and a letter of credit from Vector for $775, is guaranteed by Vector Research, BGLS and Vector. The loan is payable in 120 monthly installments of $125 including annual interest of 7.78% with a final payment of $6,125.

         VECTOR TOBACCO. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Roxboro, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, payable in 60 monthly installments of $85, including annual interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by BGLS and Vector.

         BGLS. On May 14, 2001, BGLS issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. BGLS received net proceeds from the offering of approximately $46,500.

         The notes are collateralized by substantially all of BGLS' assets, including a pledge of BGLS' equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by BGLS and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of BGLS to make distributions to Vector to 50% of BGLS' net income, unless BGLS holds $50,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of BGLS, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreement) for the trailing 12 months, restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of BGLS to merge, consolidate or sell certain assets.

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

         VECTOR. Vector believes that it will continue to meet its liquidity requirements through 2001. Corporate expenditures (exclusive of Liggett and New Valley) over the next twelve months for current operations include cash interest expense of approximately $6,000 (an estimated $17,000 after giving effect to the BGLS private placement and the Vector offering of convertible notes), dividends on Vector's shares (currently at an annual rate of approximately $47,000) and corporate expenses. Vector anticipates funding its expenditures for current operations with available cash resources, the proceeds from the public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         During the second quarter of 2001, Vector issued approximately 3,700,000 shares of its common stock in connection with the sale of common stock to an investment entity owned by Carl C. Icahn and on exercise of warrants and options by other persons and entities. Vector received proceeds of approximately $62,500 from these issuances of common stock.

         In July 2001, Vector completed the sale of $172,500 of its 6.25% Convertible Subordinated Notes due 2008. Vector intends to use the net proceeds of the offering of notes, together with the proceeds from the placement of BGLS' senior secured notes and the $50 million investment in Vector's common stock by an entity owned by Mr. Icahn, for general corporate purposes, including the funding of the planned advertising and promotion of Vector Tobacco's new OMNI and OMNI Nicotine Free cigarette products and the pursuit of strategic acquisitions by Liggett of smaller tobacco manufacturers.

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

         Current and proposed underwriting, corporate finance, merchant banking and other commitments at LTS are subject to due diligence reviews by LTS's senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. LTS monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

         EQUITY PRICE RISK. LTS maintained inventories of trading securities at June 30, 2001 with fair values of $12,628 in long positions and $7,876 in short positions. LTS performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the LTS's financial instruments at June 30, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of Vector.

         New Valley held investment securities available for sale totaling $24,906 at June 30, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Vector adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet since Vector is not engaged in significant hedging activities.

         During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of earnings will be recorded as a reduction of operating revenues. Vector has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of these statements.


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

                                     PART II

                                OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Reference is made to Note 11, incorporated herein by reference, to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holding, BGLS, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the six months ended June 30, 2001, except for
              (i) the private offering of 6.25% convertible subordinated notes due 2008 to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 and (ii) the grants of stock options to employees of the Company and/or its subsidiaries as described in Note 10 to the Company's consolidated financial statements. The grants of stock options were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the second quarter of 2001, the Company submitted the following matters to a vote of stockholders at its Annual Meeting of Stockholders held on June 4, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

              The matters voted upon at the Annual Meeting were the election of five directors and the following is a tabulation of the results:

              Total shares of common stock outstanding as of April 17, 2001 (the record date) - 25,667,018

              Total shares of common stock voted in person or by proxy - 22,924,815

                             Election of Directors:

                                                   For           Withhold
                                               ----------        --------

                    Robert J. Eide             22,913,625         11,190
                    Bennett S. LeBow           22,913,368         11,447
                    Howard M. Lorber           22,913,625         11,190
                    Jeffrey S. Podell          22,913,625         11,190
                    Jean E. Sharpe             22,913,625         11,190

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

         *    10.1   Note Purchase Agreement, dated as of May 14, 2001,
                     between BGLS Inc. and TCW Leveraged Income Trust, L.P., TCW
                     Leveraged Income Trust II, L.P., TCW LINC II CBO Ltd.,
                     POWRs 1997-2, Captive II Finance Ltd. and AIMCO CDO, Series
                     2000-A (the "Purchasers"), relating to the 10% Senior
                     Secured Notes due March 31, 2006 (the "Notes"), including the form of Note (the "Note Purchase Agreement")
                     (incorporated by reference to Exhibit 10.1 in the Company's
                     Form 8-K dated May 14, 2001).

         *    10.2   Collateral Agency Agreement, dated as of May 14, 2001, by
                     and among BGLS Inc., Brooke Group Holding Inc., Vector
                     Group Ltd., New Valley Holdings, Inc., United States Trust
                     Company of New York, as collateral agent for the benefit of the holders of the Notes pursuant to the Note Purchase
                     Agreement (the "Collateral Agent"), and the Purchasers
                     (incorporated by reference to Exhibit 10.2 in the Company's
                     Form 8-K dated May 14, 2001).

         *    10.3   Pledge and Security Agreement, dated as of May 14, 2001
                     between BGLS Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.3 in the Company's Form 8-K dated
                     May 14, 2001).

         *    10.4   Pledge and Security Agreement, dated as of May 24, 2001,
                     between New Valley Holdings, Inc. and the Collateral Agent
                     (incorporated by reference to Exhibit 10.4 in the Company's
                     Form 8-K dated May 14, 2001).

         *    10.5   Pledge and Security Agreement, dated as of May 14, 2001,
                     between Brooke Group Holding Inc. and the Collateral Agent
                     (incorporated by reference to Exhibit 10.5 in the Company's
                     Form 8-K dated May 14, 2001).

         *    10.6   Acknowledgment and Pledge Agreement, dated as of May 14,
                     2001, between Vector Group Ltd. and the Collateral Agent
                     (incorporated by reference to Exhibit 10.6 in the Company's
                     Form 8-K dated May 14, 2001).

         *    10.7   Account Control Agreement, dated as of May 14, 2001,
                     between BGLS Inc., Bank of America, N.A. and the Collateral
                     Agent (incorporated by reference to Exhibit 10.7 in the Company's Form 8-K dated May 14, 2001).

         *    10.8   Stock Purchase Agreement, dated May 16, 2001, between High
                     River Limited Partnership and Vector Group Ltd.
                     (incorporated by reference to Exhibit 10.8 in the Company's
                     Form 8-K dated May 14, 2001).

              99.1   Material Legal Proceedings.

         *    99.2   New Valley Corporation's Interim Consolidated Financial
                     Statements for the quarterly periods ended June 30, 2001 and 2000 (incorporated by reference to New Valley's
                     Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, Commission File No. 1-2493).

---------------------

* Incorporated by reference

(b)      REPORTS ON FORM 8-K

         The Company filed the following Reports on Form 8-K during the second quarter of 2001:

                                                                   Financial
               Date                       Items                    Statements
               ----                       -----                    ----------
            May 14, 2001                   5, 7                       None

            June 29, 2001                  5, 7                       None

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



Date:  August 14, 2001