Form 10-Q
period 2001-09-30
VECTOR GROUP LTD
filed 2001-11-14
CIK 59440

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

                               -----------------




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

       At November 13, 2001, Vector Group Ltd. had 31,665,753 shares of common stock outstanding.


================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             Page
PART I. FINANCIAL INFORMATION

Item 1. Vector Group Ltd. Consolidated Financial Statements:

   Vector Group Ltd. Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000.............................................................................        2

   Vector Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 2001 and September 30, 2000...............................................        3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the nine
         months ended September 30, 2001...............................................................        4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and September 30, 2000.....................................................        5

   Notes to Consolidated Financial Statements..........................................................        6

Item 2  .Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................       33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................       45


PART II.     OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................       46

Item 2. Changes in Securities and Use of Proceeds......................................................       46

Item 6. Exhibits and Reports on Form 8-K...............................................................       46

SIGNATURE                                                                                                     48

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 September 30,    December 31,
                                                                                      2001            2000
                                                                                   ---------       ---------
   ASSETS:

   Current assets:
     Cash and cash equivalents ..............................................      $ 234,507       $ 157,513
     Investment securities available for sale ...............................        173,623          29,337
     Trading securities owned by LTS ........................................          8,724          18,348
     Accounts receivable - trade ............................................         15,937           9,748
     Receivables from clearing brokers ......................................         17,717          10,126
     Other receivables ......................................................          1,257           1,669
     Inventories ............................................................         47,877          29,752
     Restricted assets ......................................................          2,627           4,489
     Deferred income taxes ..................................................          4,239           3,304
     Other current assets ...................................................         11,057           5,656
                                                                                   ---------       ---------
       Total current assets .................................................        517,565         269,942

   Property, plant and equipment, net .......................................         85,582          48,539
   Investment in real estate, net ...........................................        110,605         120,272
   Long-term investments, net ...............................................         10,080           4,654
   Restricted assets ........................................................          6,176           3,060
   Deferred income taxes ....................................................         16,124           7,094
   Goodwill .................................................................         19,389              --
   Other assets .............................................................         32,408           8,414
                                                                                   ---------       ---------
       Total assets .........................................................      $ 797,929       $ 461,975
                                                                                   =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY:

   Current liabilities:
     Current portion of notes payable and long-term debt ....................      $   5,650       $  17,850
     Margin loans payable ...................................................          2,647           4,675
     Accounts payable .......................................................          8,547           9,547
     Securities sold, not yet purchased .....................................          2,283           3,570
     Accrued promotional expenses ...........................................         22,890          19,683
     Accrued taxes payable ..................................................         27,445          32,133
     Deferred income taxes ..................................................          2,438           2,587
     Prepetition claims and restructuring accruals ..........................          5,315          10,229
     Other accrued liabilities ..............................................         59,724          38,501
                                                                                   ---------       ---------
       Total current liabilities ............................................        136,939         138,775

   Notes payable, long-term debt and other obligations, less current portion         281,922          39,890
   Noncurrent employee benefits .............................................         15,333           7,313
   Deferred income taxes ....................................................        135,728         129,887
   Other liabilities ........................................................         60,713          61,627
   Minority interests .......................................................         83,904          72,034

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
     Common stock, par value $0.10 per share, authorized 100,000,000
       shares, issued 36,036,690 shares, outstanding 31,548,753 .............          3,155           2,567
     Additional paid-in capital .............................................        280,029         184,807
     Deficit ................................................................       (181,589)       (148,789)
     Accumulated other comprehensive income .................................            556           1,337
     Less:  4,487,937 shares of common stock in treasury, at cost ...........        (18,761)        (27,473)
                                                                                   ---------       ---------
         Total stockholders' equity .........................................         83,390          12,449
                                                                                   ---------       ---------

         Total liabilities and stockholders' equity .........................      $ 797,929       $ 461,975
                                                                                   =========       =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three Months Ended                   Nine Months Ended
                                                                  ----------------------------       -----------------------------
                                                                  Sept. 30,         Sept. 30,         Sept. 30,          Sept. 30,
                                                                     2001              2000              2001              2000
                                                                 -----------       -----------       -----------       -----------
   Revenues:
     Tobacco* ..............................................     $   193,881       $   167,123       $   511,550       $   501,915
     Broker-dealer transactions ............................          18,297            13,009            58,593            61,605
     Real estate leasing ...................................           2,538               778             7,604             2,369
                                                                 -----------       -----------       -----------       -----------
       Total revenues ......................................         214,716           180,910           577,747           565,889

   Expenses:
     Cost of goods sold* ...................................          68,391            58,862           165,774           213,004
     Operating, selling, administrative and general expenses         137,737           114,696           386,878           325,610
                                                                 -----------       -----------       -----------       -----------
       Operating income ....................................           8,588             7,352            25,095            27,275

   Other income (expenses):
     Interest and dividend income ..........................           3,558             3,833             7,777             7,015
     Interest expense ......................................          (5,603)           (6,073)           (9,134)          (29,643)
     Foreign currency gain .................................              --               550                --             2,085
     Income from joint venture .............................              --            52,427                --            52,580
     (Loss) gain on sale of investments, net ...............            (804)              108               (51)            6,299
     Sale of assets ........................................             665           193,779             2,187           193,929
     Other, net ............................................            (823)            2,675              (672)              873
                                                                 -----------       -----------       -----------       -----------

   Income from continuing operations before provision
       for income taxes and minority interests .............           5,581           254,651            25,202           260,413
     Provision for income taxes ............................           3,391            76,539            13,410            78,853
     Minority interests ....................................           5,179           (19,423)            9,099           (19,279)
                                                                 -----------       -----------       -----------       -----------

   Income from continuing operations .......................           7,369           158,689            20,891           162,281

   Gain on disposal of discontinued operations .............              --                --               828                --

   Loss on extraordinary items .............................              --            (2,422)               --            (2,652)
                                                                 -----------       -----------       -----------       -----------

   Net income ..............................................     $     7,369       $   156,267       $    21,719       $   159,629
                                                                 ===========       ===========       ===========       ===========

   Per basic common share:

     Income from continuing operations .....................     $      0.24       $      6.31       $      0.73       $      6.61
                                                                 ===========       ===========       ===========       ===========
     Gain from discontinued operations .....................              --                --       $      0.03                --
                                                                 ===========       ===========       ===========       ===========
     Loss from extraordinary items .........................              --       $     (0.09)               --       $     (0.11)
                                                                 ===========       ===========       ===========       ===========
     Net income applicable to common shares ................     $      0.24       $      6.22       $      0.76       $      6.50
                                                                 ===========       ===========       ===========       ===========

   Basic weighted average common shares outstanding ........      30,971,654        25,136,988        28,688,746        24,541,486
                                                                 ===========       ===========       ===========       ===========

   Per diluted common share:

     Income from continuing operations .....................     $      0.20       $      5.31       $      0.60       $      5.54
                                                                 ===========       ===========       ===========       ===========
     Gain from discontinued operations .....................              --                --       $      0.02                --
                                                                 ===========       ===========       ===========       ===========
     Loss from extraordinary items .........................              --       $     (0.08)               --       $     (0.09)
                                                                 ===========       ===========       ===========       ===========
     Net income applicable to common shares ................     $      0.20       $      5.23       $      0.62       $      5.45
                                                                 ===========       ===========       ===========       ===========

   Diluted weighted average common shares outstanding ......      36,470,097        29,868,211        34,688,506        29,273,194
                                                                 ===========       ===========       ===========       ===========


* Tobacco revenues and Cost of goods sold include excise taxes of $41,496, $30,923, $105,806 and $88,084, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                            Accumulated
                                                                     Additional                                Other
                                                  Common Stock        Paid-In                     Treasury  Comprehensive
                                               Shares      Amount     Capital       Deficit        Stock       Income       Total
                                               ------      ------     -------       -------        -----       ------       -----


Balance, December 31, 2000 ..............    25,667,018    $2,567    $ 184,807     $(148,789)    $(27,473)    $ 1,337     $ 12,449

Net income ..............................            --        --           --        21,719           --          --       21,719
  Unrealized holding gain on investments,
     net of income tax ..................            --        --           --            --           --         979          979
  New Valley unrealized holding loss on
     investments, net of income tax .....            --        --           --            --           --      (2,017)      (2,017)
  Effect of New Valley capital
     transactions .......................            --        --           --            --           --         257          257
                                                                                                                          --------
      Total other comprehensive income ..            --        --           --            --           --          --         (781)
                                                                                                                          --------
Total comprehensive income ..............            --        --           --            --           --          --       20,938
                                                                                                                          --------

Distributions on common stock ...........            --        --      (34,024)           --           --          --      (34,024)
Effect of stock dividend ................     1,502,107       150       54,369       (54,519)          --          --           --
Effect of New Valley acquisition of LTS,
   net of income tax ....................            --        --        5,509            --           --          --        5,509
Issuance of stock .......................     1,669,344       167       41,974            --        7,859          --       50,000
Exercise of options and warrants ........     2,710,284       271       14,918            --          853          --       16,042
Tax benefit of option exercises .........            --        --        9,863            --           --          --        9,863
Effect of repurchase of New Valley
   common shares, net of income tax .....            --        --          193            --           --          --          193
Amortization of deferred compensation ...            --        --        2,420            --           --          --        2,420
                                             ----------    ------    ---------     ---------     --------     -------     --------

Balance, September 30, 2001 .............    31,548,753    $3,155    $ 280,029     $(181,589)    $(18,761)    $   556     $ 83,390
                                             ==========    ======    =========     =========     ========     =======     ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                     Sept. 30,        Sept. 30,
                                                                                       2001              2000

Net cash provided by (used in) operating activities.........................         $   14,753       $ (11,042)
                                                                                      ---------        --------
Cash flows from investing activities:
  Capital expenditures......................................................            (49,790)        (26,636)
  Proceeds from sale of businesses and assets, net..........................              8,599         327,087
  Sale or maturity of investment securities.................................             10,634          35,561
  Purchase of investment securities.........................................           (159,381)        (24,059)
  Sale of long-term investments.............................................              1,133               -
  Purchase of long-term investments.........................................             (5,747)         (2,358)
  Purchase of real estate...................................................             (1,213)         (2,668)
  Proceeds from sale of real estate.........................................             10,172               -
  Decrease in restricted assets.............................................              1,306           3,477
  Payment of prepetition claims.............................................             (2,634)           (363)
  Investment in joint venture...............................................                  -          (1,916)
  Repurchase by New Valley of common shares.................................               (274)           (954)
  Cash acquired in acquisition of LTS.......................................              5,151               -
  Purchase by New Valley of subsidiary common stock.........................             (3,945)              -
                                                                                      ----------        -------
Net cash (used in) provided by investing activities.........................           (185,989)        307,171
                                                                                      ---------         -------


Cash flows from financing activities:
  Proceeds from debt........................................................            268,970          29,133
  Repayments of debt........................................................            (22,368)       (127,315)
  Borrowings under revolvers................................................            358,330         305,775
  Repayments on revolvers...................................................           (377,704)       (287,066)
  Deferred financing charges................................................             (9,201)              -
  Increase (decrease) in margin loan payable................................             (2,028)          5,212
  Increase in cash overdraft................................................                132               -
  Proceeds (repayment) of participating loans and related amounts...........              2,478         (68,338)
  Issuance of common stock..................................................             50,000               -
  Proceeds from exercise of options and warrants............................             16,042               -
  Expenses associated with the acquisition of LTS...........................               (407)              -
  Distributions on common stock.............................................            (34,024)        (20,249)
  Payment to Ladenburg minority stock holder................................             (1,990)              -
                                                                                      ---------        --------
Net cash provided by (used in) financing activities.........................            248,230        (162,848)
                                                                                      ---------        --------


Effect of exchange rate changes on cash and cash equivalents................                  -            (110)
Net increase in cash and cash equivalents...................................             76,994         133,171
Cash and cash equivalents, beginning of period..............................            157,513          20,123
                                                                                      ---------        --------
Cash and cash equivalents, end of period....................................         $  234,507        $153,294
                                                                                      =========         =======

Supplemental non-cash investing and financing activities:

Issuance of stock dividends.................................................             54,519          20,852


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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Basis of Presentation:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. (formerly known as BGLS Inc.) ("VGR Holding"), Vector Tobacco, Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries.

           Vector Tobacco is engaged in the development and marketing of new, less hazardous cigarette products. Liggett is engaged in the manufacture and sale of cigarettes in the United States. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. New Valley is engaged primarily in the investment banking and brokerage business through its 53.6% ownership interest in Ladenburg Thalmann Financial Services Inc. and in the real estate business.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      (d)  Earnings Per Share:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 28, 2000 and September 28, 2001. In connection with each stock dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2000.

      (e)  Comprehensive Income:

           Comprehensive income consists of net income and other comprehensive income and is a component of stockholders' equity which includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $20,938 for the nine months ended September 30, 2001 and $160,694 for the nine months ended September 30, 2000.

      (f)  New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Vector adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet since Vector is not engaged in significant hedging activities.

           During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of operations will be recorded as a reduction of operating revenues. Vector has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements.

           In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25 which is expected to result in a significant reduction of revenues.

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

           In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, on the adoption of this statement.


2.    PRO FORMA RESULTS

      The following table presents unaudited pro forma results of operations as if the sale of Western Tobacco Investments, through which the Company held its equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, New Valley's acquisition of Class A interests in Western Realty Development LLC (refer to Note 4) and the acquisition by a New Valley subsidiary of Ladenburg Thalmann Financial Services Inc. (refer to Note 3) had occurred immediately prior to January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                               Three Months      Three Months       Nine Months      Nine Months
                                   Ended            Ended              Ended            Ended
                              Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001   Sept. 30, 2000
                              --------------    --------------    --------------   --------------
Revenues ...............          $214,716          $194,670          $596,649        $567,488
                                  ========          ========          ========        ========

Income from continuing
  operations ...........          $  7,369          $  4,091          $ 19,164        $ 18,850
                                  ========          ========          ========        ========
Income from continuing
  operations per diluted
  common share .........          $   0.20          $   0.14          $   0.55        $   0.64
                                  ========          ========          ========        ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



3.    NEW VALLEY CORPORATION

      During 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2001, New Valley had repurchased 422,000 shares for approximately $1,457. At September 30, 2001, the Company owned 56.3% of New Valley's Common Shares.

      On May 7, 2001, GBI Capital Management Corp. ("GBI") acquired all of the outstanding common stock of New Valley's 80.1% subsidiary, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, an American Stock Exchange-listed company, on a basic and fully-diluted basis, respectively.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of LTS common stock. These notes, together with the notes issued to the Ladenburg stockholders, are collateralized by a pledge of the Ladenburg stock. The notes are recorded on New Valley's balance sheet at September 30, 2001 at $11,990 (net of the $8,010 of notes issued to New Valley).

      The actual number of shares of common stock may be further increased and the conversion prices of the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution on LTS's pre-closing litigation adjustments.

      The transaction has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. As of May 7, 2001, LTS is accounted for as a consolidated subsidiary of New Valley.

      Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. Goodwill of $19,385 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on the straight line basis over 20 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimate of the fair values of assets acquired and accrued liabilities assumed; however, such differences are not expected to be material.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      The preliminary allocation of the purchase price has been summarized in the following tables:

            Calculation of Purchase Price:

               Common stock.....................................       $32,912
               Stock options....................................         1,422
               Transaction costs................................           407
                                                                       -------
                      Total purchase price                             $34,741
                                                                       =======

            Preliminary Allocation of Purchase Price:

               Assets:
                 LTS' assets....................................      $ 26,619
                 Goodwill.......................................        19,385

               Liabilities:
                 LTS' liabilities...............................       (11,263)
                                                                        ------
                      Total purchase price......................      $ 34,741
                                                                      ========

      Pro forma information giving effect to the acquisition as if it had occurred on January 1, 2000 is presented in Note 2.


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

      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests (subsequently transferred to New Valley). On December 29, 2000, WRD Holding Corporation ("WRD Holding"), a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is collateralized by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

      As a result of the purchase of the Class A interests, New Valley no longer accounts for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

      Summarized financial information for the three and nine months ended September 30, 2000 for Western Realty Development follows:

                                                   Three Months Ended         Nine Months Ended
                                                   September 30, 2000        September 30, 2000
                                                   ------------------        ------------------

       Revenues.............................            $  2,174                  $  7,558
       Costs and expenses...................               2,197                     6,655
       Other income.........................              85,001                    87,877
       Net income...........................              84,978                    88,780

      Western Realty Repin LLC. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin sites are expected to be developed as a residential and hotel complex, subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at September 30, 2001.

      Through September 30, 2001, Western Realty Repin has advanced $41,425 to BrookeMil, of which $29,015 was funded by Apollo and was classified in other long-term obligations in the consolidated balance sheet. The loan bears no fixed interest and is payable only to the extent BrookeMil receives distributions. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of September 30, 2001, BrookeMil had invested $35,679 in the Kremlin sites and held $1,199 in cash and receivables from an affiliate, both of which were restricted for future

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      New Valley has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $36,878 at September 30, 2001 and the amount of the participating loan recorded in the consolidated balance sheet is $38,605 at September 30, 2001. Pursuant to the terms of the participating loan, at September 30, 2001, New Valley would receive 37.5% of the first $23,509 from a disposition of the Kremlin sites with the remaining 62.5% payable to Apollo, which is thereafter entitled to the remainder of the proceeds.

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

      Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Final closing of the sale, scheduled for the fourth quarter of 2001, is subject to satisfaction of various regulatory requirements.

      Subsequent Event:

      In October 2001, New Valley agreed to sell the shares of BrookeMil to an unrelated third party for an aggregate purchase price of $23,000 (before closing adjustments and expenses). The sole assets of BrookeMil at the time of sale would be the two Kremlin sites. New Valley would receive 37.5% of the net proceeds of the sale, with the remaining 62.5% payable to Apollo. Closing of the sale is

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      subject to various conditions, and there is a substantial risk that the sale will not be completed. The Company may seek to dispose of other real estate holdings in the future.


5.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interests. The Company had realized losses on sales of investment securities available for sale of $804 and $51 for the three and nine months ended September 30, 2001, and realized gains on sales of investment securities available for sale of $108 and $6,299 for the three and nine months ended September 30, 2000.

      The components of investment securities available for sale at September 30, 2001 are as follows:

                                                   Gross      Gross
                                                Unrealized  Unrealized     Fair
                                        Cost       Gain       Loss        Value

      Marketable equity securities    $ 24,262    $    2    $(5,852)    $ 18,412
      Marketable debt securities .     151,129     1,517         --      152,646
      Marketable warrants ........          --     2,565         --        2,565
                                      --------    ------    -------     --------
      Investment securities ......    $175,391    $4,084    $(5,852)    $173,623
                                      ========    ======    =======     ========


6.    INVENTORIES

      Inventories consist of:

                                          September 30,     December 31,
                                              2001             2000
                                            --------         --------

      Leaf tobacco .................        $ 18,987         $  7,911
      Other raw materials ..........           6,300            1,382
      Work-in-process ..............           1,522            2,156
      Finished goods ...............          18,141           18,924
      Replacement parts and supplies           3,032            2,640
                                            --------         --------
      Inventories at current cost ..          47,982           33,013
      LIFO adjustments .............            (105)          (3,261)
                                            --------         --------
                                            $ 47,877         $ 29,752
                                            ========         ========

      At September 30, 2001, the Company had leaf tobacco purchase commitments of approximately $25,490.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                          September 30,    December 31,
                                              2001             2000
                                           ---------         --------

      Land and improvements .......        $   1,560         $  1,670
      Buildings ...................           30,525           15,641
      Machinery and equipment .....           91,656           71,741
                                           ---------         --------
                                             123,741           89,052
      Less accumulated depreciation          (38,159)         (40,513)
                                           ---------         --------
                                           $  85,582         $ 48,539
                                           =========         ========

      In February 2001, Liggett sold a warehouse facility for $2,000 in a sale-leaseback arrangement which resulted in a recognized gain of $542 during the first quarter 2001. The remaining gain of $1,139 will be amortized over the 15-year lease term, ending in October 2015. In July 2001, the facility's owners purchased an option to terminate the lease, resulting in an additional gain of $1,000.

      Also in February 2001, Liggett contracted to purchase production machinery for approximately $16,300 denominated in foreign currencies. The first delivery of equipment occurred in October 2001 and was financed through a $3,204 capital lease arrangement, guaranteed by the Company. The lease is payable in 60 monthly installments with interest calculated at the prime rate.

      In July 2001, Liggett performed a like-kind exchange of equipment that resulted in a loss of $516.


8.    LONG-TERM INVESTMENTS

      At September 30, 2001, long-term investments consisted primarily of investments in limited partnerships of $10,080. The Company is an investor in one limited partnership where it is required to make additional investments of up to an aggregate of $8,300 at September 30, 2001. For the nine months ended September 30, 2001, the Company recognized a gain of $883 on the liquidation of an investment in a limited partnership. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $6,000 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



9.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                      September 30,     December 31,
                                                                           2001             2000
                                                                        ---------         --------

      Vector:
      6.25% Convertible Subordinated Notes due 2008 ............        $ 172,500         $     --

      VGR Holding:
      10% Senior Secured Notes due 2006, net of
         unamortized discount of $9,655 ........................           50,345               --

      Liggett:
      Revolving credit facility ................................               --           19,374
      Term loan under credit facility ..........................            6,090            4,320
      Equipment loans ..........................................            1,599            5,760

      New Valley:
      Notes payable - shopping centers .........................           11,246           19,529
      Notes payable - Russia ...................................            9,089            8,187
      Notes payable - LTS ......................................           15,490               --

      Vector Research:
      Equipment loan ...........................................           12,933               --

      Vector Tobacco:
      Note payable .............................................            8,030               --

      Other ....................................................              250              570
                                                                        ---------         --------

      Total notes payable, long-term debt and other obligations           287,572           57,740
      Less:
            Current maturities .................................           (5,650)         (17,850)
                                                                        ---------         --------
      Amount due after one year ................................        $ 281,922         $ 39,890
                                                                        =========         ========


      6.25% Convertible Subordinated Notes Due July 15, 2008 - Vector:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes accrue interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $34.41 per share at September 30, 2001. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. The initial conversion price of $36.531 per share has been adjusted to reflect a cash dividend of $0.40 per share of common stock and a 5% stock dividend paid by the Company on September 28, 2001.

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

      10% Senior Secured Notes Due March 31, 2006 - VGR Holding

      On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. The notes were priced to provide the purchasers with a 15.75% yield to maturity.

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds $50,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA for the trailing 12 months, restrict transactions with affiliates subject to exceptions which include payments to the Company not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

      Prior to May 24, 2003, VGR Holding may redeem up to $21,000 of the notes at a redemption price of 105% of the accreted value with proceeds from one or more equity offerings. VGR Holding may redeem the notes, in whole or in part, at a redemption price of 103% of accreted value in the year beginning May 14, 2003, 102% of accreted value in the year beginning May 14, 2004 and 100% of accreted value after May 14, 2005. During the term of the notes, VGR Holding is required to offer to repurchase all the notes at a purchase price of 101% of accreted value, in the event of a change of control, and to offer to repurchase notes, at the redemption prices, with the proceeds of material asset sales.

      Revolving Credit Facility - Liggett:

      Liggett has a $35,000 credit facility under which $0 was outstanding at September 30, 2001. Availability under the credit facility was approximately $29,003 based on eligible collateral at September 30, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. The facility's interest rate was 7.5% at September 30, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2001, Liggett was in compliance with all covenants under the

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      credit facility; Liggett's adjusted net worth was $31,720 and net working capital was $24,648, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      During 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility, In July 2001, Liggett borrowed an additional $2,340 under the term loan, and a total of $6,090 was outstanding at September 30, 2001. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,875. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      Equipment Loans - Liggett:

      In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase from a third party. The loan, which was collateralized by the equipment and guaranteed by VGR Holding and Vector, was payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. The remaining amount of the loan was repaid in July 2001 in connection with the sale of the equipment.

      Notes Payable - New Valley:

      In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the nine months ended September 30, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing. New Valley may seek to dispose of other real estate holdings in the future.

      On May 31, 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The subsidiary borrowed $8,700 in the third quarter of 2001 under the credit agreement, and $8,265 was outstanding at September 30, 2001. The proceeds of the borrowing were used to refinance the subsidiary's prior facility with a Russian bank and to repay intercompany indebtedness. Borrowings under the credit agreement bear interest at a rate of LIBOR plus 6% and are secured by a mortgage on Ducat Place II. Principal payments are due under the credit agreement in 20 equal quarterly installments of $435, with all remaining amounts due on June 30, 2006. At September 30, 2001, Western Realty Development had a loan outstanding of $824 to Apollo, repaid in October 2001.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         In connection with the LTS acquisition transaction, LTS issued $11,990 (net of the $8,010 of notes issued to New Valley) of its senior convertible notes. The notes bear a weighted average interest rate of 8% and mature on December 31, 2005.

         On August 31, 2001, LTS borrowed from New Valley and Frost-Nevada $1,000 (net of the $1,000 of notes issued to New Valley). The loans, which bear interest at 1% above the prime rate, mature on the earlier of February 28, 2002 or the next business day after LTS receives its federal income tax refund for the fiscal year ended September 30, 2001.

         Ladenburg has a $2,500 junior subordinated revolving credit agreement that extends through October 31, 2002 with its clearing broker under which outstanding borrowings incur interest at LIBOR plus 2%. As of September 30, 2001, borrowings of $2,500 were outstanding.

         Equipment Loans - Vector Research:

         In February 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the equipment and a letter of credit from the Company for $775, is guaranteed by Vector Research Ltd., VGR Holding and the Company. The loan is payable in 120 monthly installments of $125 including annual interest of 7.78% with a final payment of $6,125.

         Note Payable - Vector Tobacco:

         In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Roxboro, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, payable in 60 monthly installments of $85, including annual interest at 4.85% above LIBOR with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by VGR Holding and Vector.

10.      EQUITY

         On January 22, 2001, the Company granted non-qualified stock options to two executive officers of the Company pursuant to the Company's 1999 Long-Term Incentive Plan. Under the options, the option holders have the right to purchase an aggregate of 787,500 shares of common stock at an exercise price of $18.21 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on November 4, 2003. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a change in control or (ii) the termination of the option holder's employment with the Company due to death or disability.

         During the nine months ended September 30, 2001, employees of the Company or its subsidiaries were awarded a total of 972,925 non-qualified options to purchase shares of common stock at prices ranging from $17.02 to $41.49, generally at the fair market value on the dates of grant

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         under the Company's 1998 and 1999 Long-Term Incentive Plan. The Company will recognize compensation expense of $1,183 over the vesting period.

         On May 16, 2001, Vector entered into a stock purchase agreement with High River Limited Partnership, an investment entity owned by Carl C. Icahn, in which High River agreed to purchase for $50,000 1,721,311 shares of Vector's common stock at a price of $29.05 per share, the market price when negotiations with Mr. Icahn were completed. The closing of the purchase of the shares occurred on May 31, 2001.

         On June 8, 2001, the Company granted 10,500 shares of the Company's common stock to each of its three outside directors which will vest over a period of three years. The Company will recognize compensation expense of $1,017 over the vesting period.

         During the nine months ended September 30, 2001, a total of 2,028,687 warrants to purchase Vector's common stock at $4.32 per share were exercised. At September 30, 2001, Vector had outstanding 286,561 of the $4.32 warrants which expire in 2003.

         During the quarter ended September 30, 2001, 525,000 options to purchase Vector common stock at $5.18 per share were exercised by a law firm which represents the Company and Liggett. At September 30, 2001, the law firm had options for an additional 591,281 shares at $5.18 per share, which expire in 2003.

11.      CONTINGENCIES

         SMOKING-RELATED LITIGATION:

         Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the nine

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         months ended September 30, 2001, Liggett incurred counsel fees and costs totaling approximately $4,911 compared to $4,342 for the nine months ended September 30, 2000.

         Individual Actions. As of September 30, 2001, there were approximately 318 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 93 were pending in New York, 68 in Florida, 23 in California, 15 in Texas, 14 in Louisiana and 13 in each of Massachusetts and Mississippi. The balance of the individual cases were pending in 22 states. There are five individual cases pending where Liggett is the only named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia.

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

         Jury awards in California and Oregon have been entered against other companies in the tobacco industry. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. The punitive damages award was subsequently reduced to $100,000 by the trial court. In each case, both the verdict and damage awards are being appealed by the defendants. In November 2001, in one of these cases, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. Philip Morris has announced their interest to appeal the decision to the California Supreme Court. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In June 2001, the U. S. Supreme Court declined to review the case.

         Class Actions. As of September 30, 2001, there were approximately 38 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case (discussed below), reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

         In May 1994, an action entitled Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. On April 7, 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. On July 14, 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants on November 6, 2000. The court's final judgment, which provides for interest at the rate of 10% per year on the jury's awards, also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

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

         In August 2000, in Blankenship v. Philip Morris, Inc., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. In an order issued on March 23, 2001, the court reaffirmed class certification of this medical monitoring action. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001.

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

         Governmental Actions. As of September 30, 2001, there were approximately 49 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         Third-Party Payor Actions. As of September 30, 2001, there were approximately 55 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

         In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major tobacco companies. As against Liggett, the jury awarded the plaintiff damages of $89. Liggett plans an appeal of the jury verdict.

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

         In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, on July 18, 2001. No settlement was reached, and no further meetings are planned. Discovery in the case has commenced, and trial has been scheduled for July 2003.

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

         Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for 1.5% of the total cigarettes shipped in the United States during 2000. In the year following any year in which Liggett's market share does exceed the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Based on

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


         current sales volume, Liggett's management anticipates Liggett's market share will exceed the base share during 2001. Liggett has expensed its MSA obligations as part of cost of goods sold to the extent it is estimated that such obligations will be due. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

                         Year                      Amount
                         ----                      -----
                  2001                          $5,000,000
                  2002 - 2003                   $6,500,000
                  2004 - 2007                   $8,000,000
                  2008 - 2017                   $8,139,000
                  2018 and each                 $9,000,000
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

         Trials. Cases currently scheduled for trial during the next six months include two individual actions in New York state courts scheduled for January and March 2002. Trial dates, however, are subject to change.

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

         Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarette manufacturers. Recently, a Presidential commission appointed by former President Clinton issued a final report recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, Congressional advocates of FDA regulation have introduced such legislation for consideration by the 107th Congress. The ultimate outcome of these proposals cannot be predicted.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts preliminarily enjoined this legislation from going into effect on the grounds that it is preempted by federal law. In November 1999, the United States Court of Appeals for the First Circuit affirmed this ruling. In September 2000, the federal district court permanently enjoined enforcement of the law. In October 2001, the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The other manufacturers are seeking to have this decision overturned. Notwithstanding the foregoing, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of 2000 and will rise 5 cents more in the year 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $1.90 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

         In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Six months from the issuance of the standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on the Company until the standards are published. Similar legislation is being considered by other state governments and at the federal level.

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

         OTHER MATTERS:

         In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley's directors breached their fiduciary duties and, Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and New Valley believe that the allegations in the case are without merit. Discovery in the case has commenced.

         In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court has dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and New Valley believe that the remaining allegations are without merit. Discovery in the case has commenced.

         Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

         As of September 30, 2001, New Valley had $5,315 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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


12.      OTHER LONG-TERM LIABILITIES

         Other long-term liabilities consist of the following:

                                                                 September 30,      December 31,
                                                                     2001               2000
                                                                 -------------      ------------
               Note payable for Western Realty
                   Development Class A Interests...............    $20,029            $19,968
               Western Realty Repin participating loan.........     38,605             36,127
               Other long-term liabilities.....................      2,079              5,532
                                                                   -------            -------
                     Total....................................     $60,713            $61,627
                                                                   =======            =======

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



13.      SEGMENT INFORMATION

         Financial information for the Company's continuing operations before taxes and minority interest for the three and nine months ended September 30, 2001 and 2000 follows:


                                                    Liggett-(1)   Vector    Broker-(2)      Real(3)     Corporate(3)
                                         Liggett       Ducat      Tobacco     Dealer         Estate      and Other      Total
                                         -------    -----------   -------   ---------       -------     ------------    -----

Three Months Ended Sept. 30, 2001:
---------------------------------

Revenues ............................    $193,881    $     --    $     --     $ 18,297     $   2,538     $      --     $214,716
Operating income (loss) .............      33,592          --     (10,574)      (8,412)         (166)       (5,852)       8,588
Depreciation and amortization .......       1,025          --         533          823           661           431        3,473

Three Months Ended Sept. 30, 2000:
---------------------------------

Revenues ............................    $149,190    $ 17,933    $     --     $ 13,009     $     778     $      --     $180,910
Operating income (loss) .............      24,878          55      (2,777)          80        (1,114)      (13,770)       7,352
Depreciation and amortization .......       1,156       1,254          --          210           147             8        2,775

Nine Months Ended Sept. 30, 2001:
--------------------------------

Revenues ............................    $511,550    $     --    $     --     $ 58,593     $   7,604     $      --     $577,747
Operating income (loss) .............      76,435          --     (21,790)     (12,464)         (796)      (16,290)      25,095
Identifiable assets .................     128,933          --      51,066       85,344       131,993       400,593      797,929
Depreciation and amortization .......       3,463          --         870        1,643         1,989           904        8,869
Capital expenditures ................       5,266          --      25,362        2,433         1,213        16,729       51,003

Nine Months Ended Sept. 30, 2000:
--------------------------------

Revenues ............................    $394,652    $107,263    $     --     $ 61,605     $   2,369     $      --     $565,889
Operating income (loss) .............      49,568       1,998      (5,971)       5,126        (5,210)      (18,236)      27,275
Identifiable assets .................     108,979          --         369       49,051        59,195       226,306      443,900
Depreciation and amortization .......       3,162       5,895          --          647           679            25       10,408
Capital expenditures ................      11,902      14,394          --          340         2,668            --       29,304

-----------------------

         (1) Russian tobacco is included for the three and nine months ended September 30, 2000. Western Tobacco Investments was sold on August 4, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)


INTRODUCTION

         The following discussion provides an assessment of the consolidated results of operations, capital resources and liquidity of Vector Group Ltd. (the "Company" or "Vector") and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included elsewhere in this document. The consolidated financial statements include the accounts of VGR Holding Inc. (formerly known as BGLS Inc.) ("VGR Holding"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley"), Brooke (Overseas) Ltd. ("Brooke Overseas"), Vector Tobacco Inc. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries. As of September 30, 2001, the Company owned 56.3% of New Valley's common shares.

         The Company is a holding company for a number of businesses. Vector Tobacco is engaged in the development and marketing of new, less hazardous cigarette products. Liggett is engaged in the manufacture and sale of cigarettes in the United States. New Valley is engaged in the investment banking and brokerage business and in the real estate business.


RECENT DEVELOPMENTS

         OMNI Product Launch. On November 5, 2001, Vector announced the launch by Vector Tobacco of OMNI, the first reduced carcinogen cigarette that tastes, smokes and burns just like other premium cigarettes. OMNI cigarettes are available in select retail stores nationwide and are priced comparable to other premium cigarettes.

         Convertible Note Offering. In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% Convertible Subordinated Notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes will accrue interest at 6.25% per annum and will be convertible into Vector's common stock, at the option of the holder, at a conversion price of $34.41 per share at September 30, 2001. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. The initial conversion price of $36.531 per share has been adjusted to reflect a cash dividend of $0.40 per share of common stock and a 5% stock dividend paid by the Company on September 28, 2001.

         Vector intends to use the net proceeds of the offering of notes, together with the proceeds from the placement of VGR Holding's senior secured notes and the investment in Vector's common stock by an entity affiliated with Carl C. Icahn, for general corporate purposes, including to fund the planned advertising and promotion of Vector Tobacco's new OMNI and OMNI Nicotine Free cigarette products and to pursue strategic acquisitions by Liggett of smaller tobacco manufacturers.

         Sale of Stock to Icahn. On May 16, 2001, Vector entered into a stock purchase agreement with High River Limited Partnership, an investment entity owned by Carl C. Icahn, in which High River agreed to purchase for $50,000 1,721,311 shares of Vector's common stock at a price of $29.05 per share, the market price when negotiations with Mr. Icahn were completed. The closing of the purchase of the shares occurred on May 31, 2001.

         VGR Holding Private Placement. On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement to institutional investors. VGR Holding received net proceeds from the offering of approximately $49,700 before fees and expenses of $3,200.

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

         The actual number of shares of common stock may be further increased and the conversion prices of the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

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

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2001, there were approximately 318 individual suits, 38 purported class actions and 104 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

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

RESULTS OF OPERATIONS

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          2001           2000          2001           2000
                                          ----           ----          ----           ----
Revenues:
--------
   Liggett......................         $193,881       $149,190      $511,550       $394,652
   Liggett-Ducat(1).............               --         17,933            --        107,263
                                         --------       --------      --------       --------
      Total tobacco.............          193,881        167,123       511,550        501,915

   Broker-dealer(2).............           18,297         13,009        58,593         61,605
   Real estate(3)...............            2,538            778         7,604          2,369
                                         --------       --------      --------       --------
      Total revenues............         $214,716       $180,910      $577,747       $565,889
                                         ========       ========      ========       ========

Operating income:
----------------
   Liggett......................         $ 33,592       $ 24,878      $ 76,435       $ 49,568
   Liggett-Ducat(1).............               --             55            --          1,998
   Vector Tobacco...............          (10,574)        (2,777)      (21,790)        (5,971)
                                         --------       --------      --------       --------
      Total tobacco.............           23,018         22,156        54,645         45,595

   Broker-dealer(2).............           (8,412)            80       (12,464)         5,126
   Real estate(3)...............             (166)        (1,114)         (796)        (5,210)
   Corporate and other(3).......           (5,852)       (13,770)      (16,290)       (18,236)
                                         --------       --------      --------       --------
      Total operating income....         $  8,588       $  7,352      $ 25,095       $ 27,275
                                         ========       ========      ========       ========


----------------

         (1) Liggett-Ducat's revenues and operating income are included through July 31, 2000.

         (2) The acquired operations of LTS are included in the Company's results of operations commencing May 7, 2001.

         (3) New Valley's interest in Western Realty Development is included in real estate operations for the 2001 periods and in corporate and other for the 2000 periods when it was accounted for on the equity method.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Total revenues were $214,716 for the three months ended September 30, 2001 compared to $180,910 for the three months ended September 30, 2000. This $33,806 or 18.7% increase in revenues was due to a $44,691 or 30.0% increase in revenues at Liggett, an increase of $5,288 in broker-dealer revenues and an increase of $1,760 in real estate revenues offset by the absence of Liggett-Ducat revenues ($17,933 in the prior three-month period) due to the sale of Western Tobacco Investments on August 4, 2000.

         Tobacco Revenues. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $3.30 per carton. In April 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.40 per carton. In October 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $0.50 per carton.

         Total tobacco revenues were $193,881 for the three months ended September 30, 2001 compared to $167,123 for the three months ended September 30, 2000. This $26,758 or 16.0% increase in revenues was due to an increase in tobacco revenues at Liggett offset by the absence of revenues at Liggett-Ducat due to the sale of Western Tobacco Investments in August 2000. Revenues at Liggett increased by 30.0% ($44,691) for both the premium and discount segments due to a 42.2% increase in unit sales volume (approximately 724.9 million units), accounting for a $62,898 in positive volume variance, and price increases of $8,178, partially offset by $26,385 in unfavorable sales mix.

         Premium sales at Liggett for the third quarter of 2001 amounted to $31,100 and represented 16.0% of Liggett's total sales, compared to $14,380 and 9.6% of total sales in the third quarter of 2000. In the premium segment, revenues grew by 116.3% ($16,720) for the three months ended September 30, 2001, compared to the prior year period, due to favorable volume variance in the third quarter of 2001 of $12,828, reflecting an 89.2% increase in unit sales volume (approximately 117.4 million units) corresponding with the Jade and Eve 100 product introductions in this quarter and to price increases of $3,892.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended September 30, 2001 amounted to $162,781 and represented 84.0% of Liggett's total sales, compared to $134,810 and 90.4% of total sales for the three months ended September 30, 2000. In the discount segment, revenues grew by 20.7% ($27,971) for the three months ended September 30, 2001 compared to the prior year period, due to a 38.3% increase in unit sales volume (approximately 607.5 million units), accounting for $51,579 in positive volume variance and to price increases of $4,286, partially offset by an unfavorable product mix among the discount brand categories of $27,894.

         For the three months ended September 30, 2001, fixed manufacturing costs at Liggett on a basis comparable to the same period in 2000 were $50 lower with costs of $1.99 per thousand units in the 2001 period, declining 27.1% over costs of $2.73 in the prior year period against a 38.5% increase in production volume. On a per-thousand-unit basis, fixed payroll expense and indirect labor of $1.17 declined from $1.31 in the prior year period while fixed non-payroll expenses declined to $0.82 from $1.42 in the prior year period with the relocation of Liggett's manufacturing facility to Mebane, NC.

         Tobacco Gross Profit. Tobacco gross profit was $125,490 for the three months ended September 30, 2001 compared to $108,261 for the three months ended September 30, 2000, an increase of $17,229 or 15.9% when compared to the same period last year, reflecting an increase in gross profit at Liggett of $19,387 offset by the absence of Liggett-Ducat due to the sale of Western Tobacco Investments. For the three months ended September 30, 2001, Liggett's premium brands contributed 19.2% and discount brands contributed 80.8% to the Company's gross tobacco profit. Over the same period in 2000, Liggett's premium brands contributed 9.8%, Liggett's discount brands contributed 87.6% and Liggett-Ducat contributed 2.5% to the Company's gross profit.

         Gross profit at Liggett of $125,340 for the three months ended September 30, 2001 increased $19,837 from gross profit of $105,503 for the third quarter of 2000, due primarily to the price increases and manufacturing efficiencies discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 82.3% for the three months ended September 30, 2001 compared to 87.5% for the same period in 2000, with gross profit for the premium segment at 89.6% in the 2001 period compared to 88.0% in the 2000 period. Gross profit for the discount segment decreased 80.7% for the three months ended September 30, 2001 compared to 87.5% for the three months ended September 30, 2000. This decrease is primarily due to the inclusion of the payment obligation under the Master Settlement Agreement ("MSA") in cost of goods sold which is based on management's estimate of current sales volume.

         Broker-Dealer and Real Estate Revenues. For the three months ended September 30, 2001, Ladenburg's revenues were $18,297 and real estate revenues were $2,538 compared to revenues of $13,009 at Ladenburg and $778 from real estate activities for the three months ended September 30, 2000. Ladenburg's revenues increased due to the inclusion of the results of LTS acquired on May 7, 2001. Revenues from real estate increased primarily due to the inclusion of rental revenue of $2,067 from Western Realty Development offset by lower revenues as a result of the sale of one of New Valley's two U.S. shopping centers.

         Expenses. Operating, selling, general and administrative expenses were $137,737 for the three months ended September 30, 2001 compared to $114,696 for the same period last year, an increase of $23,041 primarily due to increased expenses at Liggett of $11,123, increased expenses at Vector Tobacco of $7,797, an increase of $8,812 at New Valley and an increase in corporate of $4,650 partially offset by the absence of expenses at Liggett-Ducat. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs. Expenses at Vector Tobacco for the three months ended September 30, 2001 were $10,574 compared to expenses of $2,777 in the prior year period. The increase at Vector Tobacco was due to increased expenses of product development and marketing for the planned new products, Omni and Omni Nicotine Free. Increased expenses at New Valley were due primarily to increases in brokerage and clearing expense and increased compensation associated with the acquired operations of LTS.

         Other Income (Expenses). For the three months ended September 30, 2001, other expense was $3,007 compared to income of $247,299 for the period ended September 30, 2000. Expense in the 2001 period consisted primarily of interest expense of $5,603 offset by interest and dividend income of $3,558. Income in the 2000 period consisted primarily of the gain of $193,077 recognized by the Company on the sale of Western Tobacco Investments and the income of $52,427 recognized on the sale by New Valley through its joint venture, Western Realty Development.

         Income from Continuing Operations. The income from continuing operations for the three months ended September 30, 2001 was $7,369 compared to income of $158,689 for the three months ended September 30, 2000 and includes income tax expense of $3,391 and minority interests in losses of subsidiaries of $5,179 for the third quarter of 2001 compared to taxes of $76,539 and minority interests in income of subsidiaries of $19,423 for the for the third quarter of 2000. The effective tax rates for the three months ended September 30, 2001 and

September 30, 2000 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses in 2001 and foreign taxes in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues. Total revenues were $577,747 for the nine months ended September 30, 2001 compared to $565,889 for the nine months ended September 30, 2000. This 2.1% ($11,858) increase in revenues was due to a $116,898 or 29.6% increase in revenues at Liggett and an increase of $2,223 in revenues from New Valley offset by the loss in revenues of Liggett-Ducat ($107,263 in the prior year period) due to the sale of Western Tobacco Investments on August 4, 2000.

         Tobacco Revenues. Tobacco revenues at Liggett increased for both the premium and discount segments due to a 38.0% ($149,945) gain in unit sales volume (approximately 1,724.6 million units) and to price increases of $22,914, discussed above, offset by $55,961 in unfavorable sales mix.

         Premium sales at Liggett for the nine months ended September 30, 2001 amounted to $67,199 and represented 13.1% of total Liggett sales, compared to $44,910 and 11.4% of total sales for the same period in 2000. In the premium segment, revenues increased by 49.6% ($22,289) over the nine months ended September 30, 2001, compared to the same period in 2000, due to a favorable volume variance of $14,550, reflecting a 32.4% increase in unit sales volume (approximately 134.0 million units), helped by the rollouts of Jade and Eve 100 in the third quarter, along with price increases of $7,739.

         Liggett's discount sales over the nine-month period in 2001 amounted to $444,351 and represented 86.9% of total Liggett sales, compared to $349,742 and 88.6% of total Liggett sales for the same period in 2000. In the discount segment, revenues grew by 27.1% ($94,609) over the nine months ended September 30, 2001 compared to the same period in 2000, due to a 38.6% gain in unit sales volume (approximately 1,590.6 million units) accounting for $134,844 in positive volume variance and price increases of $15,175, partially offset by an unfavorable product mix of $55,410.

         For the nine months ended September 30, 2001, fixed manufacturing costs on a basis comparable to the same period in 2000 were $372 lower with costs per thousand units of $1.78 per thousand which declined by $0.84 (32.1%) from the previous period's $2.62, concurrent with a 43.1% increase in production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $0.94 for the nine-month period ended September 30, 2001 decreased from $1.18 in the prior year (20.3%), while fixed non-payroll expenses declined to $0.85 from $1.44 in the prior year period (41.0%) with the relocation of the Liggett manufacturing facility to Mebane, NC.

         Tobacco Gross Profit. Gross profit was $345,776 for the nine months ended September 30, 2001 compared to $288,911 for the nine months ended September 30, 2000, an increase of $56,865 or 19.7% when compared to the same period last year, due primarily to volume and price increases and manufacturing efficiencies at Liggett offset by the absence of Liggett-Ducat due to its sale discussed above. Liggett's premium brands contributed 15.1% to the Company's gross profit and the discount segment contributed 84.9% for the nine months ended September 30, 2001. Over the same period in 2000, Liggett's premium brands contributed 11.4%, the discount segment contributed 83.3% and Liggett-Ducat contributed 5.3%.

         Liggett's gross profit of $345,326 for the nine months ended September 30, 2001 increased $71,794 from gross profit of $273,532 for the same period in 2000. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 85.1% for the nine months ended September 30, 2001 compared to 85.6% for the same period in 2000, with gross profit for the premium segment at 89.9% and 86.7% in the nine months ended September 30 of 2001 and 2000, respectively, and gross profit for the discount segment at 84.3% and 85.5% in 2001 and 2000, respectively. This overall decrease is due to the inclusion in cost of goods sold of the payment obligation under the MSA based on management's estimate of current sales volume and the steep rise in sales of Liggett Select, a deep-discount brand.

         Broker-Dealer and Real Estate Revenues. New Valley's broker-dealer revenues were $58,593 and real estate revenues were $7,604 for the nine months ended September 30, 2001. This compares to revenues in the 2000 period of $61,605 at Ladenburg and $2,369 from real estate activities.

         Expenses. Operating, selling, general and administrative expenses were $386,878 for the nine months ended September 30, 2001 compared to $325,610 for the prior year period. The increase of $61,268 was due primarily to a $35,090 increase in expenses at Liggett, a $15,819 increase in expenses at Vector Tobacco and additional expenses of $9,541 at New Valley offset by the absence of expenses of Liggett-Ducat due to the sale of Western Tobacco Investments. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs. Expenses at Vector Tobacco for the nine months ended September 30, 2001 were $21,790, compared to expenses of $5,971 for the prior year period. The increase at Vector Tobacco was due to increased expenses of product development and marketing for Vector Tobacco's planned new Omni and Omni Nicotine Free products . Increased expenses at New Valley were due primarily to increased brokerage and clearing expenses offset by decreased employee compensation expense and to inclusion of expenses from Western Realty Development offset by lower expenses as a result of the sale of the shopping center and lower expenses for BrookeMil.

         For the nine months ended September 30, 2001, Liggett operating income was reduced by $9,723 of expense relating to the Engle class action. As discussed in Note 11 to Vector's consolidated financial statements, on May 7, 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, Vector recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001.

        Other Income (Expenses). Other income was $107 for the nine months ended September 30, 2001 compared to other income of $233,138 for the nine months ended September 30, 2000. Interest and dividend income of $7,777 and a gain on sales of assets of $2,187 were offset primarily by interest expense. For the nine months ended September 30, 2000, the Company recognized a gain of $193,077 on the sale of Western Tobacco Investments and New Valley recognized $52,512 on the sale through its interest in the joint venture, Western Realty Development.

        Interest expense was $9,134 for the nine months ended September 30, 2001 compared to $29,643 for the same period in the prior year. The overall decrease of $20,509 was largely due to the repurchase of all of the VGR Holding 15.75% senior secured notes in 2000.

         Income from Continuing Operations. The income from continuing operations for the nine months ended September 30, 2001 was $20,891 compared to income of $162,281 for the nine months ended September 30, 2000. Income tax expense was $13,410 and minority interests in losses of subsidiaries were $9,099 for the nine months ended September 30, 2001. This compared to tax expense of $78,853 and minority interests in income of subsidiaries of $19,279 for the nine months ended September 30, 2000. The effective tax rates for the nine months ended September 30, 2001 and September 30, 2000 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses in 2001 and foreign taxes in 2000.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $76,994 for the nine months ended September 30, 2001 and increased $133,171 for the nine months ended September 30, 2000. Net cash provided by operations for the nine months ended September 30, 2001 was $14,753 compared to net cash used in operations of $11,042 for the comparable period of 2000. Cash provided by operations for the nine months ended September 30, 2001 resulted primarily from increased net income at Liggett offset by product development costs at Vector Tobacco and a loss at New Valley. Cash used in the 2000 period for operating activities resulted principally from lower net income at Liggett and Liggett-Ducat and a gain on the sale of securities at New Valley offset by a reduction in debt service due to the Company's repurchase of $150,294 of the VGR Holding senior secured notes.

         Cash used in investing activities of $185,989 compares to cash provided of $307,171 for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, cash was used primarily for investment in debt securities at Vector of $151,129 and investment in equity securities at New Valley 8,252 and for capital expenditures, including purchase of real estate, of $51,003, principally at Vector Tobacco. In addition, there was a purchase of long-term investments of $5,747. These expenditures were offset primarily by $8,599 of sales of businesses and assets including the proceeds from the sale of one of New Valley's shopping centers, sales at Liggett of a warehouse facility, machinery and equipment, the sale or maturity of investments of $10,634 and cash acquired in the acquisition by New Valley of LTS of $5,151. For the nine months ended September 30, 2000, the majority of the proceeds, $366,125. were attributable to the sale of Western Tobacco Investments and the sale or maturity of investment securities. This was offset primarily by capital expenditures at Liggett of $11,902, Liggett-Ducat of $14,394 and New Valley of $3,008 and the purchase of investment securities at New Valley of $24,059.

         Cash provided by financing activities was $248,230 for the nine months ended September 30, 2001 compared to cash used of $162,848 for the nine months ended September 30, 2000. In the 2001 period, proceeds from debt were $268,970 offset by repayments on debt of $22,368 and net repayments on the revolving credit facilities of $19,374. In addition, cash was provided by the issuance of common stock of $50,000 as well as the exercise of warrants and options of $16,042. This was offset by distributions on common stock of $34,024, deferred financing charges of $9,201 and decreases of $2,028 in margin loans payable. Cash in the 2000 period was used primarily to redeem all outstanding VGR Holding notes and to repay the participating loan and amounts related to the sale of Western Tobacco Investments to Western Realty Development. In addition, distributions on common stock were $20,249.

         Liggett. Liggett has a $35,000 credit facility under which $0 was outstanding at September 30, 2001. Availability under the facility was approximately $29,003 based on eligible collateral at September 30, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 7.5% at September 30, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $31,720 and net working capital was $24,648, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         During 1999, 100 Maple Lane LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $6,090 was outstanding at September 30, 2001. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,875. Liggett has guaranteed the loan, and a first ~mortgage on the Mebane property collateralizes the Maple Lane loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which was collateralized by the equipment and guaranteed by VGR Holding and the Company, was payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. The loan was repaid in July 2001 in connection with the sale of the equipment. In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett (and, in certain cases, Brooke Group Holding, Vector's predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. Vector believes, and has been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the Engle smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither Vector nor Liggett is able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 11 to Vector's consolidated financial statements.

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

         Vector Research. In February 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase, of which $12,933 was outstanding at September 30, 2001. The loan, which is collateralized by the equipment and a ~letter of credit from Vector for $775, is guaranteed by Vector Research, VGR Holding and Vector. The loan is payable in 120 monthly installments of $125 including annual interest of 7.78% with a final payment of $6,125.

         Vector Tobacco. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Roxboro, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, of which $8,030 was outstanding at September 30, 2001. The loan is payable in 60 monthly installments of $85, including annual interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by VGR Holding and Vector.

         VGR Holding. On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500.

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to Vector to 50% of VGR Holding's net income, unless VGR Holding holds $50,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreement) for the trailing 12 months, restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

         Prior to May 24, 2003, VGR Holding may redeem up to $21,000 of the notes at a redemption price of 105% of the accreted value with proceeds from one or more equity offerings. VGR Holding may redeem the notes, in whole or in part, at a redemption price of 103% of accreted value in the year beginning May 14, 2003, 102% of accreted value in the year beginning May 14, 2004 and 100% of accreted value after May 14, 2005. During the term of the notes, VGR Holding is required to offer to repurchase all the notes at a purchase price of 101% of accreted value, in the event of a change of control, and to offer to repurchase notes, at the redemption prices, with the proceeds of material asset sales.

         Vector. Vector believes that it will continue to meet its liquidity requirements through 2001. Corporate expenditures (exclusive of Liggett and New Valley) over the next twelve months for current operations include cash interest expense of approximately $17,000, dividends on Vector's shares (currently at an annual rate of approximately $51,000) and corporate expenses. Vector anticipates funding its expenditures for current operations with available cash resources, the proceeds from the public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         During the second and third quarters of 2001, Vector issued approximately 4,600,000 shares of its common stock in connection with the sale of common stock to an investment entity owned by Carl C. Icahn and on exercise of warrants and options by other persons and entities. Vector received proceeds of approximately $66,500 from these issuances of common stock.

         In July 2001, Vector completed the sale of $172,500 of its 6.25% Convertible Subordinated Notes due 2008. Vector intends to use the net proceeds of the offering of notes, together with the proceeds from the placement of VGR Holding's senior secured notes and the $50 million investment in Vector's common stock by an entity owned by Mr. Icahn, for general corporate purposes, including the funding of the planned advertising and promotion of Vector Tobacco's new OMNI and OMNI Nicotine Free cigarette products and the pursuit of strategic acquisitions by Liggett of smaller tobacco manufacturers.

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

         Equity Price Risk. LTS maintained inventories of trading securities at September 30,

2001 with fair values of $8,724 in long positions and $2,283 in short positions. LTS performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management the market risk associated with the LTS's financial instruments at September 30, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of Vector.

         New Valley held investment securities available for sale totaling $20,975 at September 30, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Vector adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet since Vector is not engaged in significant hedging activities.

         During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of operations will be recorded as a reduction of operating revenues. Vector has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25 which is expected to result in a significant reduction of revenues.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, on the adoption of this statement.


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

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to Note 11, incorporated herein by reference, to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit
         99.1 will be furnished to security holders of the Company and its subsidiaries without charge upon written request to the Company at its principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.  Changes in Securities and Use of Proceeds

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 2001, except for
         (i) the private offering of 6.25% convertible subordinated notes due 2008 to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933, (ii) the grants of stock options to employees of the Company and/or its subsidiaries as described in Note 10 to the Company's consolidated financial statements and (iii) the issuance of shares in connection with the Company's 5% stock dividend paid on September 28, 2001. The grants of stock options were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and the issuance of the shares in connection with the stock dividend did not involve a "sale" under the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


                  * 10.1            Indenture, dated as of July 5, 2001, between Vector Group Ltd. and U.S. Bank Trust National
                                    Association, as Trustee, relating to the 6.25% Convertible Subordinated Notes due
                                    2008 (the "Notes"), including the form of Note (incorporated by reference to Exhibit
                                    10.1 in the Company's Form 8-K dated July 16, 2001).

                  * 10.2            Registration Rights Agreement, dated as of July 5, 2001, by and between Vector Group
                                    Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 in the Company's Form 8-K dated July 16, 2001).

                    10.3            First Amendment to Collateral Agency Agreement, dated as of September 4, 2001, by and among VGR Holding Inc., Brooke Group Holding Inc., Vector Group Ltd., New Valley
                                    Holdings, Inc. and The Bank of New York, as collateral agent.

                    10.4            First Amendment to Note Purchase Agreement, dated as of November 6, 2001, by and between VGR Holding Inc. and TCW Leveraged Income Trust, L.P., TCW Leveraged Income
                                    Trust II, L.P., TCW Linc III CBO, Ltd., AIMCO CDO, Series 2000-A, POWRs 1997-2 and
                                    Captiva II Finance Ltd.

                    99.1            Material Legal Proceedings.

                  * 99.2            New Valley Corporation's Interim Consolidated Financial Statements for the
                                    quarterly periods ended September 30, 2001 and 2000 (incorporated by reference to New
                                    Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                                    2001, Commission File No. 1-2493).

---------
*        Incorporated by reference


(b)      Reports on Form 8-K

         The Company filed the following Reports on Form 8-K during the third quarter of 2001:


                                                           FINANCIAL
      DATE                        ITEMS                   STATEMENTS
      ----                        -----                   ----------

  July 2, 2001                     5, 7                      None

 July 16, 2001                     5, 7                      None

 July 25, 2001                     5, 7                      None

August 22, 2001                    5, 7                      None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VECTOR GROUP LTD.
                                    (REGISTRANT)

                                    By: /s/ Joselynn D. Van Siclen
                                       ----------------------------------------
                                       Joselynn D. Van Siclen
                                       Vice President and Chief
                                       Financial Officer

Date:  November 14, 2001