Form 10-K405
period 2001-12-31
VECTOR GROUP LTD
filed 2002-04-01
CIK 59440

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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


                                 (305) 579-8000
              (Registrant's telephone number, including area code)

                                 -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                         WHICH REGISTERED
            -------------------                     ------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Vector Group Ltd. as of March 28, 2002 was approximately $650,000,000.

         At March 28, 2002, Vector Group Ltd. had 33,257,284 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this report.

===============================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-K

                        T A B L E   O F   C O N T E N T S

                                                                                                              PAGE
                                                                                                              ----

                                                  PART I

Item 1.   Business.....................................................................................         1
Item 2.   Properties...................................................................................        29
Item 3.   Legal Proceedings............................................................................        30
Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrant.........................................................        30

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................        32
Item 6.   Selected Financial Data......................................................................        33
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        34
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        50
Item 8.   Financial Statements and Supplementary Data..................................................        50
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        50

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................        51
Item 11.  Executive Compensation.......................................................................        51
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................        51
Item 13.  Certain Relationships and Related Transactions...............................................        51

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        52

SIGNATURES.............................................................................................        61


ITEM 1. BUSINESS

OVERVIEW

         Vector Group Ltd., a Delaware corporation, is a holding company for a number of businesses. We hold these businesses through our wholly-owned subsidiary VGR Holding Inc. We are engaged principally in:

         o the development and marketing of new, reduced carcinogen and nicotine-free cigarette products through our subsidiary Vector Tobacco Inc., and

         o the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.

         In March 2002, we announced that the sales and marketing functions of our Liggett and Vector Tobacco subsidiaries will be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands initially will have 350 salesmen, and enhanced distribution and marketing capabilities.

         Our majority-owned subsidiary, New Valley Corporation, completed in December 2001 the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. The Ladenburg Thalmann Financial Services shares received by us were, in turn, distributed to our stockholders. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies.

         We are controlled by Bennett S. LeBow, our Chairman and the Chairman of New Valley, who beneficially owns approximately 35.3% of our common stock.

         Effective May 24, 2000, we changed our name from Brooke Group Ltd. to Vector Group Ltd.

VECTOR TOBACCO

         Vector Tobacco Inc., a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of new, reduced carcinogen and nicotine-free cigarette products.

         OMNI. In November 2001, Vector Tobacco launched nationwide OMNI, the first reduced carcinogen cigarette that tastes, smokes and burns like other premium cigarettes. In comparison to comparable styles of the leading U.S. cigarette brand, OMNI cigarettes produce significantly lower levels of many of the recognized carcinogens and toxins that the medical community has identified as major contributors to lung cancer and other diseases in smokers. While OMNI has not been proven to reduce health risks, management believes that the significant reduction of carcinogens is a major step in the right direction. The data show lower levels in OMNI of the main carcinogens and toxins in both mainstream and sidestream tobacco smoke, including polycyclic aromatic hydrocarbons (PAHs), tobacco specific nitrosamines (TSNAs), catechols and organics, with somewhat increased levels of nitric oxide and formaldehyde. Mainstream smoke is what the smoker directly inhales and sidestream smoke, which is the major component of environmental tobacco smoke, is released from the burning end of a cigarette.

         OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. Regular tobacco is treated with a complex catalytic system that significantly reduces the levels of certain carcinogens and other toxins. Additionally, OMNI employs the use of an innovative carbon filter, which reduces a wide range of harmful compounds in smoke, yet has no impact on OMNI's premium taste. Vector Tobacco is committed to continuing its research to find new, innovative ways to further reduce carcinogens as well as other identified substances that may play a role in smoking-related diseases.

         Published scientific literature indicates that excessive exposure to both mainstream and environmental tobacco smoke is the single leading cause of preventable disease and early mortality in the United States as well as other countries. Consequently, it is widely accepted by the medical healthcare community that significantly reducing exposure to tobacco smoke and the many carcinogenic and toxic constituents in the smoke (preferably by abstaining from smoking), will substantially improve the health of a large percentage of the American population. However, despite various types of smoking cessation programs currently available, the introduction over the last 20 years of several different types of nicotine-replacement devices and a dramatic reduction in cigarette advertising, approximately 45 million adult Americans (about 22%) continue to smoke. Globally, there are more than one billion current smokers and the World Health Organization estimates that by 2030 over ten million people will die each year because of smoking related diseases. These ominous statistics underscore the pressing need to develop alternatives to the existing types of tobacco products in order to provide the smoker who cannot or will not quit with a product that contains reduced concentrations of known carcinogens and toxins.

         OMNI cigarettes have been developed with this need in mind. While Vector Tobacco makes no health claims for OMNI, the development of the product rests on the basic principle that significantly reducing the concentrations and exposure to known tobacco toxins may potentially result in decreased harm, with complete abstinence from smoking, of course, providing the greatest benefit. Scientists have determined that, in addition to a number of substances, collectively called "organics", that contribute directly and indirectly to a spectrum of tobacco-related diseases, PAHs and TSNAs are among the most potent and dangerous substances in tobacco smoke in relation to lung cancer incidence. Furthermore, additional risk to the smoker and nonsmoking bystander occur through the release from a lit cigarette of sidestream tobacco smoke, which is the most prominent indoor source of PAHs, and, according to certain authorities, a leading cause of preventable disease and mortality in the United States. Analysis by validated methodologies conducted at independent testing laboratories as well as Vector Tobacco's research division have confirmed that OMNI cigarettes significantly reduce the concentration of many of the PAHs, TSNAs and organics that reach the smoker and nonsmoker when compared to comparable styles of the leading competitive brand. Refinements to the OMNI product will continue to be made by Vector Tobacco to achieve further reductions in harmful constituents. Vector Tobacco has established a website, www.omnicigs.com, which contains detailed product information and a listing of data concerning OMNI.

         The relationship between smoking and disease occurrence is exceedingly complex. Vector Tobacco has begun the process of devising and funding studies of the health impact of its new OMNI product. Vector Tobacco does not presently have any objective evidence that OMNI cigarettes will reduce the known health risks of cigarette smoking to the smoker or nonsmoking bystander, and no health claims are being made by Vector Tobacco. Moreover, to underscore and ensure that the smoker is aware of this important fact, Vector Tobacco has added an additional prominent warning to the OMNI package and advertising, which states that: "WARNING: Smoking is addictive and dangerous to your health. Reductions in carcinogens (PAHs, nitrosamines, catechols, and organics) have NOT been proven to result in a safer cigarette. This product produces tar, carbon monoxide, other harmful by-products, and increased levels of nitric oxide."

         NICOTINE-FREE PRODUCT. In the third quarter of 2002, Vector Tobacco expects to introduce, under the QUEST brand name, a new cigarette that is nicotine-free. QUEST cigarettes will be sold in two styles, Lights and Menthol

Lights. The cigarette will be produced using a patent pending process, which genetically modifies the tobacco plant to produce nicotine-free tobacco. Management believes that, based on testing at Vector Tobacco's research facility, the QUEST product will contain trace levels of nicotine that have no physiological impact on the smoker, and that, consistent with other products bearing "free" claims, QUEST may be labeled as "nicotine-free" with an appropriate disclosure of the trace levels. The QUEST product is similarly referred to in this report as "nicotine-free". As the process genetically blocks formation of nicotine in the root of the plant, the tobacco leaf, and its taste, are not affected. Cigarettes produced with this technology have been tested in focus groups in the United States and overseas, with such tests indicating that these cigarettes smoke, light and taste like conventional cigarettes.

         Because the QUEST cigarettes are nicotine-free, they contain greatly reduced levels of NNK, which is widely accepted in the medical community to be the most potent of the cancer-causing TSNAs. Nicotine, while not itself a cancer-causing substance, is the primary precursor of NNK.

         Nicotine is also the most important pharmacological agent in tobacco smoke and is the chemical in tobacco that causes addiction among smokers. It is generally believed by the medical community that chronic use of cigarettes leads to physiological addiction because of nicotine. Of the more than 5,000 chemical compounds found in cigarette smoke, nicotine is the main one that acts on the brain and is the primary reason why people continue to smoke despite widespread understanding that smoking is hazardous to health.

         In addition to addiction and forming cancer-causing substances, nicotine is a powerful chemical whose physiological effects include increased heart rate and blood pressure, constriction of blood vessels and alteration of platelet functioning, which suggests that nicotine plays an important role in cardiovascular disease. New research shows that nicotine has a number of other possible detrimental effects, including interfering with the body's natural defense mechanisms to eliminate defective, precancerous cells.

         Although Vector Tobacco's nicotine-free cigarettes will initially be marketed as traditional cigarettes with a nicotine-free claim, management believes that the technology used to produce the QUEST product may also allow smokers to reduce their daily consumption of cigarettes, and may be a successful bridge to smoking cessation. Vector Tobacco intends to apply to the FDA for approval of an FDA-regulated tobacco-based product bearing specific smoking cessation claims when necessary testing data has been obtained. A number of national and international public health agencies have made recommendations that seek to remove nicotine from tobacco products. Legislation was introduced in Congress in 1995 which would have lowered nicotine to non-addictive levels over a period of six years. Management believes that it is generally understood by health advocates that phasing out nicotine in cigarettes should enable millions of smokers who want to quit smoking to do so more easily.

         Vector Tobacco has recently conducted market research with respect to its planned nicotine-free product. Of the smokers that participated in the study, 80% stated that they would "probably try" the product. In addition, management believes, based on published sources, that 70-75% of the 45 million United States smokers express a desire to quit smoking and 30-35% of smokers actually attempt to do so each year. However, less than 5% of all smokers are successful in quitting each year.

         MANUFACTURING AND MARKETING. Both OMNI and QUEST will be priced as premium cigarettes and marketed by the sales representatives of Liggett Vector Brands. In the first quarter of 2002, Vector Tobacco began production of OMNI at a facility it had purchased in Timberlake, North Carolina, and converted into a modern cigarette manufacturing plant. The OMNI product uses regular tobacco, and the QUEST product uses genetically modified tobacco grown specifically for Vector Tobacco in Pennsylvania, Illinois, Mississippi and Louisiana.

         The introduction of the new OMNI and QUEST brands requires the expenditure of substantial sums for advertising and sales promotion. The advertising media presently used includes magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers.

         Expenditures by Vector Tobacco for research and development activities were $12,680 in 2001 and $6,170 in 2000.

         COMPETITION. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than Vector Tobacco has, including financial, marketing and personnel resources. Brown & Williamson Tobacco Corporation has recently announced it is test marketing a new cigarette with reduced levels of many toxins. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available only limited additional information concerning their activities at this time. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco's reduced carcinogen and nicotine-free products.

         REGULATION. Vector Tobacco's business may become subject to increased domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. The ultimate outcome of these proposals cannot be predicted. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with new, reduced carcinogen and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have recently submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. The Federal Trade Commission has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced constituent claims. Any new laws or regulations or applications of existing law of this type could significantly delay or obstruct Vector Tobacco's further development and marketing of its new products or may require it to incur significant expense in complying with any new regulation or in obtaining any necessary government approvals.

         There are currently no specific governmental standards or parameters for Vector Tobacco's new reduced carcinogen and nicotine-free cigarette products and product claims. There is a risk that federal or state regulators may object to these products and claims as unlawful, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's defense against such claims could require it to incur substantial expense and to divert significant efforts of its scientific and marketing personnel. An adverse determination in a judicial proceeding or by a regulatory agency could have a material and adverse impact on Vector Tobacco's business, operating results and prospects.

         INTELLECTUAL PROPERTY. A subsidiary of Vector Tobacco is the exclusive sublicensee of the technology for reducing or eliminating nicotine in tobacco through certain genetic engineering techniques. Patent applications for this invention have been filed in the United States, India and every nation that was a member of the Patent Cooperation Treaty in 1998, approximately 100 countries in all. Patents have been issued in more than 20 foreign countries. The applications in the United States and in all other countries remain pending.

         Vector Tobacco has filed United States patent applications relating to the use of palladium and other compounds to reduce the presence of carcinogens and other toxins. Vector Tobacco plans to file these patent applications internationally and plans to file additional patent applications relating to this invention as warranted by its ongoing research. Additional patent applications related to OMNI have been filed and others are currently being considered.

         The process to reduce carcinogens and toxins from cigarette smoke was developed by Dr. Robert Bereman, Vice President of Chemical Research at Vector Tobacco. Dr. Bereman was formerly a Professor in the Department of Chemistry at North Carolina State University. The process to genetically modify tobacco seeds to reduce or eliminate nicotine was developed by Dr. Mark A. Conkling, Vice President of Genetic Research at Vector Tobacco. Dr. Conkling was formerly Associate Professor in the Department of Genetics and Director of the Biotechnology Program at North Carolina State University.

         RISKS. Vector Tobacco's new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Vector Tobacco's intellectual property, potential delays in obtaining any necessary government approvals of Vector Tobacco's proposed new tobacco products, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining the tobacco, other raw materials and any technology needed to produce Vector Tobacco's proposed new products, market acceptance of Vector Tobacco's proposed new products, competition from companies with greater resources and the dependence on key employees. See the section entitled "Risk Factors".

LIGGETT GROUP INC.

         GENERAL. Liggett, which is the operating successor to the Liggett & Myers Tobacco Company, is currently the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Substantially all of Liggett's manufacturing facilities are located in Mebane, North Carolina.

         Liggett is a wholly-owned subsidiary of Brooke Group Holding Inc., our predecessor and a wholly-owned subsidiary of VGR Holding.

         Liggett manufactures and sells cigarettes primarily in the United States. Liggett believes, based on published industry sources, that Liggett's domestic shipments of approximately 9.1 billion cigarettes during 2001 accounted for 2.2% of the total cigarettes shipped in the United States during such year. This market share percentage represents an increase of 46.6% from 2000 and 83.3% from 1999. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 260 combinations of length, style and packaging.

         Liggett's premium cigarettes represented approximately 13.1% in 2001, 10.9% in 2000 and 18.5% in 1999 of Liggett's net sales. Liggett's management believes, based on published industry sources, that Liggett's share of the premium market segment was approximately 0.3% for 2001, 0.2% for 2000 and 0.3% for 1999. Until May 1999, Liggett produced four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. As part of the Philip Morris brand transaction (which is further described below) which closed in May 1999, Liggett transferred the L&M, CHESTERFIELD and LARK brands.

         Liggett nationally introduced a new premium cigarette, JADE, in September 2001. JADE is a menthol cigarette with unique holographic packaging. JADE's sales represented 17.7% of Liggett's total premium sales during 2001.

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett's family of brands, comprising 31.6% of Liggett's unit volume in 2001 and 11.1% in 2000. Liggett's management believes, based on published industry sources, that Liggett held a share of approximately 7.7% of the overall discount market segment for 2001 compared to 5.3% for 2000 and 3.9% for 1999.

         In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old facility in Durham, North Carolina to the Mebane facility in October 2000.

         At the present time, Liggett has only minimal foreign operations. Liggett does not own the international rights to its largest premium cigarette brand, EVE, which is marketed by Philip Morris in foreign markets, thereby adversely affecting Liggett's ability to profitably penetrate those markets. Liggett exports other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 66 million cigarettes accounted for approximately 0.7% of Liggett's 2001 total unit sales volume. Revenues from export sales were $0.9 million for 2001 as compared to $1.2 million for 2000. Operating income attributable to export sales in 2001 amounted to approximately $0.3 million compared to operating loss of $0.3 million in 1999. In 2000, Liggett effectively terminated its export business, other than to complete existing contracts, as domestic margins, on even the lowest priced brands, exceeded those of its export sales.

         BUSINESS STRATEGY. Liggett's business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett has received under the settlement agreements with the state Attorneys General and the Master Settlement Agreement described below. Liggett's long-term business strategy is to continue to focus its marketing efforts on the discount segment of the market and to pursue niche opportunities in the premium segment. Liggett will seek to increase its profitability by upgrading the efficiency of its manufacturing operation at the Mebane facility and by better targeting of marketing and selling costs using market research and analysis. Liggett intends to continue to reinvest a portion of the price increases and cost savings in marketing to grow its volume and income in the discount segment. Liggett's strategy in the premium segment of the market is to improve the profitability of its premium brands, EVE and JADE, through targeted promotional strategies and extensions of the brands. In addition, Liggett intends to bring other niche-driven premium brands to the market in the near future. Liggett may also pursue strategic acquisitions of smaller tobacco manufacturers.

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

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 70% of customers pay more rapidly through electronic funds transfer arrangements. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 27.9% of its net sales in 2001, 33.8% of its net sales in 2000 and approximately 30.7% of its net sales in 1999. Sales to this customer were primarily in the private label discount segment and constituted approximately 32.2% in 2001, 38.1% in 2000 and 38.2% in 1999 of Liggett's discount segment sales.

         Liggett's marketing and sales functions are currently performed by approximately 215 direct sales representatives calling on national and regional customer accounts, together with approximately 36 part-time retail sales consultants who service retail outlets. The newly-formed Liggett Vector Brands will coordinate and execute the sales and marketing efforts for Liggett and Vector Tobacco.

         TRADEMARKS. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where Liggett's products are sold. Trademark registrations typically have a duration of ten years and can be renewed at Liggett's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiary, Eve Holdings Inc.

         MANUFACTURING. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2001, virtually all of Liggett's commitments were for the purchase of foreign tobacco.

         Liggett's new cigarette manufacturing facilities in Mebane are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 260 different brand styles under Eve's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         Beginning in October 2001, Liggett has been upgrading the efficiency of its manufacturing operation with the addition of four new state-of-the-art cigarette makers and packers. The installation of the new lines will continue through the first half of 2002, and a new dryer is scheduled to be installed in the summer of 2002. The total cost of these upgrades is approximately $22 million.

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

         In the cigarette business, Liggett must now compete on a dual front. The four major manufacturers compete among themselves and with Liggett for premium brand market share on the basis of brand loyalty, advertising and promotional activities, and trade rebates and incentives. These four competitors all have substantially greater financial resources and most of their brands have greater sales and consumer recognition than Liggett's premium brands. Liggett's discount brands must also compete in the marketplace with the four major manufacturers' discount brands as well as the smaller manufacturers' deep discount brands.

         Liggett's management believes, based on published industry sources, that Philip Morris' and RJR's sales together accounted for approximately 73.3% of the domestic cigarette market in 2001. Liggett's domestic shipments of approximately 9.08 billion cigarettes during 2001 accounted for 2.2% of the approximately 406.3 billion cigarettes shipped in the United States during that year, compared to 6.44 billion cigarettes in 2000 (1.5%) and 5.24 billion cigarettes (1.2%) during 1999.

         Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 3.2% (13.5 billion units) in 2001. Liggett's management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses, which have contributed to large cigarette price increases.

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

         ACQUISITION OF MEDALLION. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Gary
L. Hall, Medallion's principal stockholder. The total purchase price consisted of $50 million in cash and $60 million in notes, with the notes guaranteed by us and Liggett. Medallion, a discount cigarette manufacturer headquartered in Richmond, Virginia, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.15 billion units in 2001).

        The acquisition of Medallion was effected pursuant to a Purchase and Sale Agreement dated as of February 15, 2002 between Medallion, Mr. Hall and a subsidiary of ours. The sale was negotiated on an arm's length basis between Mr. Hall and us. The purchaser is not affiliated with us or any of our affiliates, or any director or officer of ours, or any affiliate or associate of any such director or officer.

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

         Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarette manufacturers. In May 2001, a Presidential commission appointed by former President Clinton issued a final report recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, Congressional advocates of FDA regulation have introduced such legislation for consideration by the 107th Congress. The ultimate outcome of these proposals cannot be predicted.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it was preempted by federal law. In November 1998, the First Circuit affirmed this ruling. In September 2000, the federal district court permanently enjoined enforcement of the law. In October 2001, the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The entire court, however, agreed to re-hear the appeal, reinstating the district court's injunction in the meantime. Oral argument before the full court took place on January 7, 2002, and the court has not yet issued its decision. Notwithstanding the foregoing, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

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

         In January 1993, the Environmental Protection Agency released a report on the respiratory effect of secondary smoke which concluded that secondary smoke is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the agency seeking a determination that the agency did not have the statutory authority to regulate secondary smoke and that given the current body of scientific evidence and the agency's failure to follow its own guidelines in making the determination, its classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the agency may have reached different conclusions had it complied with relevant statutory requirements. The federal government has appealed the court's ruling. Whatever the ultimate outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 34 cents, were increased at the beginning of each of 2000 and 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $2.00 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

         In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Six months from the issuance of the standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on us until the standards are published. Similar legislation is being considered by other state legislatures and at the federal level.

         There are various other legislative efforts pending on the federal and state level which seek, among other things, to restrict or prohibit smoking in public buildings and other areas, increase excise taxes, require additional warnings on cigarette packaging and advertising, ban vending machine sales, curtail affirmative defenses of tobacco companies in product liability litigation, place cigarettes under the regulatory jurisdiction of the FDA and require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett and us.

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

         The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2001, there were approximately 279 individual suits, approximately 31 purported class actions or actions where class certification has been sought and approximately 50 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. These cases are referred to herein as though commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or against Brooke Group Holding, our predecessor, and a wholly-owned subsidiary of VGR Holding). The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act, state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20 billion annually. The action asserts claims under three Federal statutes: the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide a basis for the relief sought. In September 2000, the court dismissed the government's claims based on the Medical Care Recovery Act and the Medicare Secondary Payor provisions, and the court reaffirmed its decision in July 2001. In the September 2000 ruling, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement.

          In June 2001, the United States Attorney General assembled a team of three Department of Justice lawyers to work on a possible settlement of the federal lawsuit. The government lawyers met with representatives of the tobacco industry, including Liggett, on July 18, 2001. No settlement was reached, and no further meetings are planned. Discovery in the case has commenced, and trial has been scheduled for July 2003.

         Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett and Brooke Group Holding. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants, although Liggett has complied with certain discovery requests. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants. The Arizona action was dismissed, but the plaintiffs are expected to appeal that ruling.

         In 1996, 1997 and 1998, Brooke Group Holding and Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

         In November 1998, Philip Morris, RJR, Brown & Williamson, Lorillard and Liggett entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those settling jurisdictions. As described above, Brooke Group Holding and Liggett had previous settlements with a number of these settling states. The Master Settlement Agreement has received final judicial approval in each of the 52 settling jurisdictions.

         Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Liggett believes, based on published industry sources, that its domestic shipments accounted for 2.2% of the total cigarettes shipped in the United States during 2001. On April 15 of any year following a year in which Liggett's market share exceeds the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the annual and strategic contribution payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. Liggett has expensed $24.6 million for its estimated Master Settlement Agreement obligations for 2001 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the Master Settlement Agreement, the original participating manufacturers (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

YEAR                                                               AMOUNT
----                                                               ------

2001.................................................           $5.0 billion
2002 - 2003..........................................           $6.5 billion
2004 - 2007..........................................           $8.0 billion
2008 - 2017..........................................           $8.1 billion
2018  and each year thereafter.......................           $9.0 billion

         These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each participating manufacturer and are not the responsibility of any parent or affiliate of a participating manufacturer.

         The Master Settlement Agreement replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of the states of Florida, Mississippi, Texas and Minnesota, prior to the effective date of the Master Settlement Agreement, negotiated and executed settlement agreements with each of the other major tobacco companies separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, any payments due these states by Liggett (with certain possible exceptions) have been eliminated.

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

         Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790 million in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on us. Liggett has filed the $3.45 million bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the bonding statute enacted in 2000 by the Florida legislature, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

         It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

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

         See Note 15 to our consolidated financial statements, which contains a description of legislation, regulation and litigation and of the Master Settlement Agreement and Brooke Group Holding's and Liggett's other settlements.

LIGGETT-DUCAT LTD.

         In August 2000, Brooke (Overseas) Ltd., a wholly-owned subsidiary of VGR Holding, completed the sale of all of the membership interests of Western Tobacco Investments LLC to Gallaher Overseas (Holdings) Ltd. Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat Ltd., a Russian joint stock company, through its subsidiary Western Tobacco Investments LLC. Liggett-Ducat, one of Russia's leading cigarette producers since 1892, produced or had rights to produce 26 different brands of cigarettes, including Russian brands such as Pegas, Prima, Novosti and Belomorkanal, and American blend cigarettes under the names Dukat and LD.

         The purchase price for the sale consisted of $334.1 million in cash and $64.4 million in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC, a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P., in accordance with the terms of the participating loan. Of the net cash proceeds from the transaction, Brooke (Overseas) received $197.1 million, New Valley received $57.2 million and Apollo received $68.3 million. We recorded a gain of $161 million (including our share of New Valley's gain), net of income taxes and minority interests, in connection with the sale in 2000.

NEW VALLEY CORPORATION

         GENERAL. New Valley, a Delaware corporation, is currently engaged in the real estate business through its New Valley Realty division and is seeking to acquire additional operating companies. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services, its former majority-owned subsidiary engaged in the investment banking and brokerage business. New Valley (NASDAQ: NVAL) is registered under the Securities Exchange Act of 1934 and files periodic reports and other information with the SEC.

         VGR Holding currently holds, either directly or indirectly through VGR Holding's wholly-owned subsidiary, New Valley Holdings, Inc., approximately 56.3% of the common shares of New Valley.

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

         In October 1999, New Valley's board of directors authorized the repurchase of up to 2,000,000 common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2001, New Valley had repurchased 422,000 shares for approximately $1.5 million.

         PLAN OF RECAPITALIZATION. New Valley consummated a plan of recapitalization on June 4, 1999, following approval by New Valley's stockholders. Pursuant to the plan of recapitalization:

         o each $15.00 Class A senior preferred share ($100 liquidation) was reclassified into 20 Common Shares and one Warrant exercisable for five years,

         o each $3.00 Class B preferred share was reclassified into 1/3 of a common share and five warrants, and

         o each outstanding common share was reclassified into 1/10 of a common share and 3/10 of a warrant.

         The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Class A preferred shares in January 2003. Also as a result of the recapitalization, the number of outstanding common shares more than doubled, and additional common shares were reserved for issuance upon exercise of the warrants, which have an initial exercise price of $12.50 per common share. In addition, we increased our ownership of the common shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. We currently own 56.3% of New Valley's common shares. If all outstanding warrants were exercised, the percentage of the common shares that we own would decline to 39.0%.

         BUSINESS STRATEGY. Following the recent distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia (discussed below), New Valley is engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investments are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

         As a result of the distribution of the Ladenburg Thalmann Financial Services shares, New Valley's broker-dealer operations, which were the primary source of New Valley's revenues since 1995, have been treated as discontinued operations in our accompanying consolidated financial statements. See "Discontinued Operations".

         The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. However, there is a risk that New Valley will not be successful in becoming engaged in such business and will become subject to the Investment Company Act. If New Valley were required to register under the

Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

         NEW VALLEY REALTY DIVISION. In January 1996, New Valley acquired four office buildings and eight shopping centers for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The office buildings and shopping centers have been operated through its New Valley Realty division.

         The shopping centers were acquired for an aggregate purchase price of $72.5 million. Each seller was an affiliate of Apollo Real Estate Investment Fund III, L.P. The shopping centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukie, Oregon; Richland and Marysville, Washington; and Kanawha, West Virginia.

         In November 1997, New Valley sold its Marathon, Florida shopping center for $5.4 million and recognized a gain of $1.2 million on the sale. In August 1999, New Valley sold five shopping centers for an aggregate purchase price of $46.1 million before closing adjustments and expenses. The shopping centers were subject to approximately $35 million of mortgage financing, which was assumed by the purchasers at closing. New Valley recorded a gain of $3.8 million on the sale of the five centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses and recorded a gain of $0.9 million on the sale.

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

         Space in New Valley's remaining shopping center in Kanawha, West Virginia is leased to a variety of commercial tenants and, as of December 31, 2001, the aggregate occupancy of the center was 90%. The property is subject to approximately $11.2 million of an underlying mortgage in favor of its senior lender and a second mortgage in favor of the original sellers. New Valley is in negotiations to dispose of the Kanawha shopping center.

         RUSSIAN REAL ESTATE

         BROOKEMIL LTD. In January 1997, New Valley purchased BrookeMil Ltd. from Brooke (Overseas). BrookeMil, which is engaged in the real estate development business in Moscow, Russia, was the developer of a three-phase complex on 2.2 acres of land in downtown Moscow, for which it had a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies and is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, had been planned as an office tower.

         WESTERN REALTY DEVELOPMENT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development to make real estate investments in Russia. New Valley contributed the real estate assets of BrookeMil, including the Ducat Place II office building and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development, and Apollo contributed $73.3 million, including the investment in Western Realty Repin discussed below.

         Western Realty Development made a $30 million participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments which held Brooke (Overseas)'s interest in Liggett-Ducat. The net cash proceeds from the August 2000 sale of Western Tobacco Investments were divided between Brooke (Overseas) and Western Realty Development in accordance with the terms of the participating loan. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in 2000.

         On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21 million, and Apollo received approximately $9 million. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a loss of $21.8 million in connection with the sale in 2001.

         WESTERN REALTY REPIN. In June 1998, New Valley and Apollo organized Western Realty Repin LLC to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. The Kremlin sites were planned for development as a residential and hotel complex, subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at December 31, 2001.

         Through December 31, 2001, Western Realty Repin had advanced $42.2 million, of which $29.5 million was funded by Apollo to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to reimburse New Valley for expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

         As of December 31, 2001, BrookeMil had invested $37.4 million in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22 million in 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002, although BrookeMil is seeking an extension of that date. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in the site.

         In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1.5 million to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale occurred in the fourth quarter of 2001 following satisfaction of various regulatory requirements.

         New Valley has engaged in discussions to sell the Kremlin sites, its remaining real estate holdings in Russia. New Valley anticipates it would receive approximately 37.5% of the net proceeds of a sale.

         DISCONTINUED OPERATIONS - BROKER-DEALER. In May 1995, a subsidiary of New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg Thalmann & Co. Inc. for $25.8 million, net of cash acquired. Ladenburg Thalmann & Co. is a full service broker-dealer, which has been a member of the New York Stock Exchange since 1876.

         In December 1999, New Valley completed the sale of a 19.9% interest in Ladenburg Thalmann & Co. to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement.

         On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., for 23,218,599 shares, $10 million in cash and $10 million principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of Ladenburg Thalman Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services from the former Chairman of Ladenburg Thalman Financial Services for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% of the outstanding common stock of Ladenburg Thalman Financial Services. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

         To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., Ladenburg Thalmann Financial Services borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of Ladenburg Thalman Financial Services common stock. The notes issued to the Ladenburg Thalmann & Co. stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg Thalmann & Co. stock. If, during any period of 20 consecutive trading days, the closing sale price of Ladenburg Thalmann Financial Services' common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of its common stock. The notes also provide that if a change of control occurs, as defined in the notes, Ladenburg Thalmann Financial Services must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

         The actual number of shares of common stock issued to the former Ladenburg Thalmann & Co. stockholders may be further increased and the conversion prices of the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of Ladenburg Thalmann Financial Services' pre-closing litigation adjustments.

         The transaction was accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg Thalmann & Co. was treated as the acquirer of Ladenburg Thalmann Financial Services as Ladenburg Thalmann & Co.'s stockholders held a majority of the Ladenburg Thalmann Financial Services common stock following the closing of the transaction. Between May 7, 2001, the date of the acquisition, and December 20, 2001, the date of the distribution of the Ladenburg Thalmann Financial Services shares when Ladenburg Thalmann Financial Services became a discontinued operation, Ladenburg Thalmann Financial Services was accounted for as a consolidated subsidiary of New Valley.

         On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. On the same date, we announced that we would, in turn, distribute the 12,694,929 shares of Ladenburg Thalmann Financial Services common stock that we would receive from

New Valley to the holders of our common stock as a special dividend. The special dividends were accomplished through pro rata distributions of the Ladenburg Thalmann Financial Services shares, paid on December 20, 2001 to holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley, and our stockholders received 0.348 of a Ladenburg Thalmann Financial Services share for each share of ours.

         Following completion of the special dividend of the Ladenburg Thalmann Financial Services shares, New Valley continues to hold $8,010,000 principal amount of Ladenburg Thalmann Financial Services' senior convertible promissory notes, convertible into 3,844,216 shares of its common stock, and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. New Valley intends within a 12-month period from November 30, 2001 to distribute to its stockholders the remaining interests of New Valley in Ladenburg Thalmann Financial Services' common stock.

         Ladenburg Thalmann Financial Services is a holding company engaged in various broker-dealer businesses including retail, institutional securities and principal and agency trading, primarily through its wholly-owned subsidiaries Ladenburg Thalmann & Co. and Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. Ladenburg Thalmann & Co. provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg Capital Management, a broker-dealer subject to regulation by the SEC and the NASD, acts as an introducing broker, market maker, underwriter and trader for its own account.

         Howard M. Lorber, Bennett S. LeBow and Richard J. Lampen, executive officers and directors of New Valley, and Victor M. Rivas and Henry C. Beinstein, directors of New Valley, serve as directors of Ladenburg Thalmann Financial Services. Mr. Rivas also serves as President and CEO of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley's Vice President, Treasurer and Chief Financial Officer, is Chief Financial Officer of Ladenburg Thalmann Financial Services. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of us and Robert J. Eide, a director of Ladenburg Thalmann Financial Services, serves as a director of ours.

         Following December 20, 2001, holders of New Valley's outstanding warrants will be entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg Thalmann Financial Services common stock on December 20, 2001, as determined by the terms of the warrants.

         MISCELLANEOUS INVESTMENTS. At December 31, 2001, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in a marketing services company that provides direct mail and telemarketing services.

         As of December 31, 2001, long-term investments consisted primarily of investments in limited partnerships of $10 million.

EMPLOYEES

         At December 31, 2001, we had approximately 836 full-time employees, of whom approximately 594 were employed by Liggett and approximately 211 were employed by Vector Tobacco. Approximately 24% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

                                  RISK FACTORS

WE AND OUR SUBSIDIARIES HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

         We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2001, we and our subsidiaries had total outstanding indebtedness of $219.1 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would significantly harm us and the value of our common stock.

WE ARE A HOLDING COMPANY AND DEPEND ON CASH PAYMENTS FROM SUBSIDIARIES WHICH ARE SUBJECT TO CONTRACTUAL AND OTHER RESTRICTIONS

         We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiary, VGR Holding. In addition to our own cash resources, our ability to pay interest on our convertible notes and to pay dividends on our common stock depends on the ability of VGR Holding to make cash available to us. The purchase agreement for the VGR Holding 10% senior secured notes due 2006 contains covenants which limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds cash of $50 million after giving effect to the payment of the distribution. VGR Holding's ability to pay dividends to us depends primarily on the ability of Liggett, our wholly owned subsidiary, and New Valley, in which we indirectly hold an approximately 56% interest, to generate cash and make it available to VGR Holding. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to VGR Holding unless Liggett's borrowing availability exceeds $5 million for the thirty days prior to payment of the dividend, and immediately after giving effect to the dividend, and it is in compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.

         As the controlling New Valley stockholder, we must deal fairly with New Valley, which may limit its ability to enter into transactions with New Valley that result in the receipt of cash from New Valley and to influence New Valley's dividend policy. In addition, since we indirectly own only approximately 56% of the common shares of New Valley, a significant portion of any cash and other assets distributed by New Valley will be received by persons other than us and our subsidiaries.

         Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to repay our debts, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to service these obligations would significantly harm us and the value of our common stock.

LIGGETT FACES INTENSE COMPETITION IN THE DOMESTIC TOBACCO INDUSTRY

         Liggett is considerably smaller and has fewer resources than all its major competitors and as a result has a more limited ability to respond to market developments. Published industry sources indicate that the three largest manufacturers control approximately 84.2% of the United States cigarette market. Philip Morris Companies Inc. is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Based on published industry sources, Liggett's management believes that Philip Morris had approximately 61.8% of the premium segment and 51.0% of the total domestic market during 2001. During 2001, Liggett's share of the premium cigarette segment was 0.3%, and its share of the total domestic cigarette market was 2.2%. Philip Morris and RJR, the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. The other cigarette manufacturers historically have brought their prices into line with the levels established by the two major manufacturers.

LIGGETT'S BUSINESS IS HIGHLY DEPENDENT ON THE DISCOUNT CIGARETTE SEGMENT

         Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Approximately 91.4% of Liggett's unit sales in 2001 were generated in the discount segment. The discount segment is highly competitive with consumers having less brand loyalty and placing greater emphasis on price. While the four major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers, most of which are producing low quality, deep discount cigarettes. While Liggett's share of the discount market increased to 7.7% in 2001 from 5.3% in 2000 and 3.9% in 1999, published industry sources indicate that these other smaller manufacturers' discount market share increased to 16.2% in 2001 from 13.8% in 2000 and 8.8% in 1999 due to their increased competitive discounting. If the discount market pricing continues to be impacted by these smaller manufacturers, margins in Liggett's largest market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

LIGGETT'S MARKET SHARE HAS DECLINED IN RECENT PERIODS

         Liggett has suffered a substantial decline in unit sales and associated market share in recent years, although Liggett's unit sales and market share increased during 2000 and 2001. This earlier market share erosion resulted in part from its highly leveraged capital structure that existed until December 1998 and Liggett's limited ability to match other competitors' wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. Based on published industry sources, Liggett's management believes that Liggett's overall domestic market share during 2001 was 2.2%, compared with 1.5% for 2000 and 1.2% for 1999. Based on published industry sources, Liggett's management believes that Liggett's share of the premium segment during 2001 was 0.3% as compared to 0.2% in 2000 and 0.3% in 1999, and its share of the discount segment during 2001 was 7.7%, up from 5.3% in 2000 and 3.9% for 1999. If Liggett's market share declines, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.

THE DOMESTIC CIGARETTE INDUSTRY HAS EXPERIENCED DECLINING UNIT SALES IN RECENT PERIODS

         Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 3.2% during 2001. Published industry sources estimate that domestic industry-wide shipments increased by 0.1% in 2000 compared to 1999 and decreased by approximately 9% in 1999 compared to 1998. While Liggett's domestic shipments increased by 40% in 2001 and 22.9% in 2000, Liggett's unit sales volume in 1999 decreased more significantly (11.3%) than the overall domestic market. Liggett's management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking and legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have contributed to large cigarette price increases. If this decline in industry shipments continues and Liggett is unable to capture market share from its competitors, or if the industry is unable to offset the decline in unit sales with price increases, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.

LITIGATION AND REGULATION WILL CONTINUE TO HARM THE TOBACCO INDUSTRY

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2001, there were approximately 279 individual suits, 31 purported class actions and 50 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790 million in punitive damages against Liggett, in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on us. Liggett has filed the $3.45 million bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation.

LIGGETT HAS SIGNIFICANT SALES TO A SINGLE CUSTOMER

         During 2001, 27.9% of Liggett's net sales, 32.2% of Liggett's net sales in the discount segment and 27.3% of our consolidated revenues were to Liggett's largest customer. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett's results of operations could be materially adversely affected.

EXCISE TAX INCREASES MAY ADVERSELY AFFECT CIGARETTE SALES

         As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 39 cents, were increased at the beginning of each of 2000 and 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $2.00 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels. A substantial federal or state excise tax increase could accelerate the trend away from smoking and could have an unfavorable effect on Liggett's sales and profitability.

VECTOR TOBACCO IS SUBJECT TO RISKS INHERENT IN NEW PRODUCT DEVELOPMENT
INITIATIVES

         We have made and plan to continue to make significant investments in Vector Tobacco's development projects in the tobacco industry. Vector Tobacco is in the business of developing and marketing new cigarette products designed to both reduce cancer causing agents in cigarettes and to be free of nicotine. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development. There is a risk that continued investments in Vector Tobacco will harm our profitability (if any), liquidity or cash flow.

         The substantial risks facing Vector Tobacco include:

         RISKS OF MARKET ACCEPTANCE OF THE NEW PRODUCTS. Vector Tobacco has only recently introduced its reduced carcinogen OMNI cigarettes and has conducted limited testing of cigarettes made with tobacco genetically modified to produce a nicotine-free cigarette. Vector Tobacco's nicotine-free QUEST product is scheduled to be introduced in the third quarter of 2002. The introduction of the new OMNI and QUEST brands requires the expenditure of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. Reduced carcinogen and nicotine-free cigarettes may not be accepted ultimately by adult smokers and may not prove to be commercially successful products. Adult smokers may decide not to purchase cigarettes made with reduced carcinogen and nicotine-free tobaccos due to taste or other preferences, or due to the use of genetically modified tobacco or other product modifications.

         THIRD PARTY ALLEGATIONS THAT VECTOR TOBACCO PRODUCTS ARE UNLAWFUL OR BEAR DECEPTIVE OR UNSUBSTANTIATED PRODUCT CLAIMS. Vector Tobacco is engaged in the development and marketing of new, reduced carcinogen and nicotine-free cigarettes. However, reductions in these constituents have not yet been proven to result in a safer cigarette. These products also produce tar, carbon monoxide, other harmful by-products, and, in the case of OMNI, increased levels of nitric oxide and formaldehyde. There are currently no specific governmental standards or parameters for these products and product claims. There is a risk that federal or state regulators may object to these products and claims as unlawful, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's defense against such claims could require it to incur substantial expense and to divert significant efforts of its scientific and marketing personnel. An adverse determination in a judicial proceeding or by a regulatory agency could have a material and adverse impact on Vector Tobacco's business, operating results and prospects.

         POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. The ultimate outcome of these proposals cannot be predicted. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with new, reduced carcinogen and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have recently submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. The Federal Trade Commission has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. Any new laws or regulations or applications of existing law of this type could significantly delay or obstruct Vector Tobacco's further development and marketing of its new products or may require it to incur significant expense in complying with any new regulation or in obtaining any necessary government approvals.

         COMPETITION FROM OTHER CIGARETTE MANUFACTURERS WITH GREATER RESOURCES. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than Vector Tobacco has, including financial, marketing and personnel resources. Brown & Williamson Tobacco Corporation has recently announced it is test marketing a new cigarette with reduced levels of many toxins. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available only limited additional information concerning their activities at this time. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco's reduced carcinogen and nicotine-free products.

         POTENTIAL DISPUTES CONCERNING INTELLECTUAL PROPERTY. Vector Tobacco's ability to commercially exploit its proprietary technology for its reduced carcinogen and nicotine-free products depends in large part on its ability to obtain and defend issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing on the patents and proprietary rights of others both in the United States and abroad. Additionally, it must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

         Intellectual property rights, including Vector Tobacco's patents (owned or licensed), involve complex legal and factual issues. Any conflicts resulting from third party patent applications and granted patents could significantly limit Vector Tobacco's ability to obtain meaningful patent protection or to commercialize its technology. If necessary patents currently exist or are issued to other companies that contain competitive or conflicting claims, Vector Tobacco may be required to obtain licenses to these patents or to develop or obtain alternative technology. Licensing agreements, if required, may not be available on acceptable terms or at all. If licenses are not obtained, Vector Tobacco could be delayed in or prevented from pursuing the further development or marketing of its new cigarette products. Any alternative technology, if feasible, could take several years to develop.

         Litigation which could result in substantial cost may also be necessary to enforce any patents to which Vector Tobacco has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect its rights. Vector Tobacco may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention or opposition proceedings in foreign counties or jurisdictions, which could result in substantial costs. There is a risk that its licensed patents would be held invalid by a court or administrative body or that an alleged infringer would not be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation, interference proceedings or oppositions could have a material and adverse effect on Vector Tobacco's business, operating results and prospects.

         Vector Tobacco may also rely on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, suppliers and others. There is a risk that these agreements will be breached or terminated, that Vector Tobacco will not have adequate remedies for any breach, or that its trade secrets will otherwise become known or be independently discovered by competitors.

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

         ABILITY TO RAISE CAPITAL AND MANAGE GROWTH OF BUSINESS. If Vector Tobacco succeeds in introducing to market and increasing consumer acceptance for its new cigarette products, Vector Tobacco will be required to obtain significant amounts of additional capital and manage substantial volume from its customers. There is a risk that adequate amounts of additional capital will not be available to Vector Tobacco to fund the growth of its business. To accommodate growth and compete effectively, Vector Tobacco will also be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. Vector Tobacco will face competition for these people. Its ability to manage volume also will depend on its ability to scale up its tobacco processing, production and distribution operations. There is a risk that it will not succeed in scaling its processing, production and distribution operations and that its personnel, systems, procedures and controls will not be adequate to support its future operations.

         POTENTIAL DELAYS IN OBTAINING TOBACCO, OTHER RAW MATERIALS AND ANY TECHNOLOGY NEEDED TO PRODUCE NEW PRODUCTS. Vector Tobacco is dependent on third parties to produce tobacco and other raw materials that Vector Tobacco requires to manufacture its new products. In addition, the growing of new tobacco and new seeds is subject to adverse weather conditions. Vector Tobacco may also need to obtain licenses to technology subject to patents or proprietary rights of third parties to produce its products. The failure by such third parties to supply Vector Tobacco with tobacco, other raw materials and technology on commercially reasonable terms, or at all, in the absence of readily available alternative sources, would have a serious negative impact on Vector Tobacco's business, operating results and prospects. There is also a risk that interruptions in the supply of these materials and technology may occur in the future. Any interruption in their supply could have a serious negative impact on Vector Tobacco.

NEW VALLEY'S POTENTIAL INVESTMENTS ARE UNIDENTIFIED AND MAY NOT SUCCEED

         New Valley currently holds a significant amount of marketable securities and cash not committed to any specific investments. This subjects a security holder to increased risk and uncertainty because a security holder will not be able to evaluate how this cash will be invested and the economic merits of particular investments. There may be substantial delay in locating suitable investment opportunities. In addition, New Valley may lack relevant management experience in the areas in which New Valley may invest. There is a risk that New Valley will fail in targeting, consummating or effectively managing any of these investments.

NEW VALLEY MAY BECOME SUBJECT TO BURDENSOME REGULATION UNDER THE INVESTMENT COMPANY ACT

         Following the recent distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley is engaged in the real estate business and holds a significant amount of cash and marketable securities which it may be required to reinvest in operating companies in the near future in order to avoid potentially burdensome regulation under the Investment Company Act of 1940. The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. However, there is a risk that New Valley will not be successful in becoming engaged in such business and will become subject to the Investment Company Act. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

WE DEPEND ON OUR KEY PERSONNEL

         We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. We do not maintain key-man life insurance for any of our personnel.

WE AND NEW VALLEY HAVE MANY POTENTIALLY DILUTIVE SECURITIES OUTSTANDING

         We have outstanding warrants expiring in 2003 to purchase 121,623 shares of our common stock, at a price of $4.18 per share. In 1998, we granted options expiring in 2003 for shares of our common stock, at a price of $5.18 per share, to a law firm that represents us, Liggett and New Valley, of which options for 591,281 shares are currently outstanding and exercisable. At December 31, 2001, we had outstanding options granted to employees to purchase 10,678,774 shares of our common stock, at prices ranging from $.87 to $43.95 per share, of which options for 5,726,266 shares are exercisable during 2002. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

         As part of New Valley's recapitalization, a total of 17,898,629 warrants to purchase common shares were issued to New Valley's stockholders. The potential issuance of common shares on exercise of the warrants would increase the number of New Valley's common shares outstanding by more than 80% and decrease our holdings.

OUR STOCK PRICE HAS BEEN VOLATILE

         The trading price of our common stock has fluctuated widely, ranging between $18.37 and $45.95 per share over the past 52 weeks. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

         o  the depth and liquidity of the trading market for our common stock,

         o  quarterly variations in its actual or anticipated operating results,

         o changes in investors' and analysts' perceptions of the business and legal risks facing us and the tobacco industry,

         o  changes in estimates of our earnings by investors and analysts, and

         o  announcements or activities by our competitors.

WE WILL HAVE BROAD DISCRETION WITH RESPECT TO THE USE OF PROCEEDS FROM OUR JULY 2001 NOTE OFFERING

         The net proceeds of our July 2001 note offering were approximately $166 million. Our management will retain broad discretion as to the use and allocation of the proceeds. Accordingly, you will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of the net proceeds.

ITEM 2. PROPERTIES

         Our and New Valley's principal executive offices are located in Miami, Florida. We lease 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which we share with New Valley and various of our and their subsidiaries. New Valley has entered into an expense-sharing arrangement for use of such office space. The lease expires in May 2003.

         We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2010 and 2013. New Valley's operating properties are described above.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Mebane and Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 2001, the principal properties owned or leased by Liggett are as follows:

                                                      OWNED       APPROXIMATE
                                                        OR       TOTAL SQUARE
TYPE                             LOCATION             LEASED        FOOTAGE
----                             --------             ------        -------

Office and
   Manufacturing Complex         Durham, NC           Owned          836,000
Warehouse                        Durham, NC           Owned          203,000
Storage Facilities               Danville, VA         Owned          578,000
Office and
   Manufacturing Complex         Mebane, NC           Owned          240,000
Warehouse                        Mebane, NC           Owned           60,000
Warehouse                        Mebane, NC           Leased          30,000

         Liggett's Durham, North Carolina complex consists of eight major structures over approximately 13 acres. Included are Liggett's former manufacturing plant, a research facility and offices. Liggett leases a portion of these facilities to Vector Tobacco.

         In November 1999, 100 Maple LLC, a newly formed entity owned by Liggett, purchased an approximately 240,000 square foot manufacturing facility located on 42 acres in Mebane, North Carolina. In October 2000, Liggett completed a 60,000 square foot warehouse addition at the Mebane facility, and finished the relocation of its tobacco manufacturing operations to Mebane.

Liggett also leases a 30,000 square foot warehouse in Mebane. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

         In June 2001, Vector Tobacco purchased for $8.4 million an industrial facility in Timberlake, North Carolina which it converted to a modern cigarette manufacturing facility. Vector Tobacco began production at the facility in the first quarter of 2002.

ITEM 3. LEGAL PROCEEDINGS

         Liggett (and, in certain cases, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. "Business -- Liggett Group Inc. -- Legislation, Regulation and Litigation." Reference is made to Note 15 to our consolidated financial statements, which contains a general description of certain legal proceedings to which Brooke Group Holding, Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to holders of our securities and the securities of our subsidiaries without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 2001, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 28, 2002. Each of the executive officers serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

                                                               YEAR INDIVIDUAL
                                                                  BECAME AN
         NAME            AGE               POSITION           EXECUTIVE OFFICER
         ----            ---               --------           -----------------

Bennett S. LeBow          64        Chairman of the Board            1990
                                      and Chief Executive
                                          Officer

Howard M. Lorber          53        President and Chief              2001
                                      Operating Officer

Richard J. Lampen         48        Executive Vice President         1996

Joselynn D. Van Siclen    61        Vice President, Chief            1996
                                      Financial Officer and
                                        Treasurer

Marc N. Bell              41        Vice President, General          1998
                                      Counsel and Secretary

Ronald J. Bernstein       48        President and Chief              2000
                                      Executive Officer of
                                           Liggett

         BENNETT S. LEBOW has been our Chairman of the Board and Chief Executive Officer of Vector since June 1990 and has been a director of ours since October 1986. Since November 1990, he has been Chairman of the Board and Chief Executive Officer of VGR Holding. Mr. LeBow has served as President and Chief Executive Officer of Vector Tobacco since January 2001 and as a director since October 1999. Mr. LeBow has been a director of Liggett since June 1990 and of Ladenburg Thalmann Financial Services since May 2001. Mr. LeBow has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer since November 1994.

         HOWARD M. LORBER has been our President and Chief Operating Officer and a director of ours since January 2001. Since January 2001, Mr. Lorber has served as President and Chief Operating Officer of VGR Holding. Since November 1994, Mr. Lorber has served as President and Chief Operating Officer of New Valley, where he also serves as a director. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Vector and Liggett from January 1994 to January 2001; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001.

         RICHARD J. LAMPEN has served as the Executive Vice President of us and of VGR Holding since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, Thinking Machines, CDSI Holdings Inc. and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A., Spec's Music Inc. and PANACO, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         JOSELYNN D. VAN SICLEN has been Vice President, Chief Financial Officer and Treasurer of us and of VGR Holding since May 1996, and currently holds various positions with certain of VGR Holding's subsidiaries, including Vice President and Treasurer of Eve since April 1994 and May 1996, respectively. Prior to May 1996, Ms. Van Siclen served as our Director of Finance and was employed in various accounting capacities with our subsidiaries since 1992. Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P.

         MARC N. BELL has been the Vice President of us and of VGR Holding since January 1998 and has served as General Counsel and Secretary of us and of VGR Holding since May 1994. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein o Badillo o Wagner o Harding in New York, New York.

         RONALD J. BERNSTEIN has served as President and Chief Executive Officer of Liggett since September 1, 2000. Mr. Bernstein will serve as President of Liggett Vector Brands. From July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our common stock is listed and traded on the New York Stock Exchange under the symbol "VGR". The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

                                                                CASH
           YEAR                  HIGH            LOW          DIVIDENDS
           ----                  ----            ---          ---------

2001:

Fourth Quarter                 $ 45.95        $ 31.00             $.40
Third Quarter                    43.33          28.25              .38
Second Quarter                   36.17          18.60              .38
First Quarter                    22.14          14.66              .38

2000:

Fourth Quarter                 $ 16.37        $ 12.42             $.38
Third Quarter                    18.39          12.00              .36
Second Quarter                   17.94           9.70              .23
First Quarter                    15.92           9.53              .23

         At March 28, 2002, there were approximately 455 holders of record of our common stock.

         The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.

         The payment of dividends and other distributions to us by VGR Holding are subject to the note purchase agreement for VGR Holding's senior secured notes. The agreement limits the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds $50 million in cash after giving effect to the payment of the distribution.

         Liggett's revolving credit agreement currently prohibits Liggett from paying dividends to VGR Holding unless Liggett's borrowing availability exceeds $5 million for the thirty days prior to payment of the dividend, and immediately after giving effect to the dividend, and it is in compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.

         We paid 5% stock dividends on September 30, 1999, September 28, 2000 and September 28, 2001 to the holders of our common stock. A special dividend of
0.348 of a share of Ladenburg Thalmann Financial Services common stock was paid on each of our shares of common stock on December 20, 2001. All information presented in this report is adjusted for the stock dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the fourth quarter of 2001, except (i) for the grant of stock options to employees of us and/or our subsidiaries as described in Note 13 to our consolidated financial statements;
(ii) 169,240 shares of our common stock issued upon exercise of warrants, with an exercise price of $4.18 per share; and (iii) 170,000 shares issued as an incentive fee in connection with the conversion of our notes. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    Year Ended December 31,
                                                ----------------------------------------------------------------
                                                 2001          2000          1999          1998          1997
                                               ---------     ---------     ---------     ---------     ---------
                                                      (dollars in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues(1) ...............................    $ 744,218     $ 649,520     $ 526,193     $ 444,566     $ 389,615
Income (loss) from continuing operations ..       21,200       167,754       235,763        24,219       (51,421)
(Loss) income from discontinued operations.         (537)        8,285         1,570         3,208         1,536
Loss from extraordinary items(2) ..........           --        (1,821)       (1,660)           --            --
Net income (loss) .........................       20,663       174,218       235,673        27,427       (49,885)

Per basic common share(3):
  Income (loss) from continuing
      operations ..........................    $    0.72     $    6.79     $    9.72     $    1.02     $   (2.45)

  (Loss) income from discontinued operations   $   (0.02)    $    0.34     $    0.07     $    0.14     $    0.07

  Loss from extraordinary items ...........           --     $   (0.07)    $   (0.07)           --            --

  Net income (loss) applicable to
      common shares .......................    $    0.70     $    7.06     $    9.72     $    1.16     $   (2.38)

Per diluted common share(3):
  Income (loss) from continuing
      operations ..........................    $    0.60     $    5.77     $    7.98     $    0.84     $   (2.45)

  (Loss) income from discontinued operations   $   (0.02)    $    0.28     $    0.05     $    0.11     $    0.07

  Loss from extraordinary items ...........           --     $   (0.06)    $   (0.06)           --            --

  Net income (loss) applicable to
      common shares .......................    $    0.58     $    5.99     $    7.97     $    0.95     $   (2.38)

Cash distributions declared per common
  share(3) ................................    $    1.54     $    1.20     $    0.58     $    0.26     $    0.26



BALANCE SHEET DATA:

Current assets ............................    $ 515,727     $ 269,942     $ 188,732     $ 122,560     $  66,759
Total assets ..............................      688,903       425,848       504,448       228,982       125,234
Current liabilities .......................      141,545       138,775       226,654       273,441       139,278
Notes payable, long-term debt and
  other obligations, less current portion .      214,273        39,890       148,349       262,665       399,835
Noncurrent employee benefits, deferred
  income taxes, minority interests and
  other long-term liabilities .............      219,727       234,734       262,543        87,051        74,518
Stockholders' equity (deficit) ............      113,358        12,449      (133,098)     (394,175)     (488,397)

-------------------

(1)  Revenues include excise taxes of $151,174, $116,166, $66,698, $82,613 and
     $87,683, respectively.

(2)  Represents loss resulting from the early extinguishment of debt.

(3) Per share computations include the impact of 5% stock dividends on September 28, 2001, September 28, 2000 and September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

         We are a holding company for a number of businesses. We are engaged principally in:

         o the development of new reduced carcinogen and nicotine-free cigarette products through our subsidiary Vector Tobacco Inc. and

         o the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.

         Our majority-owned subsidiary, New Valley, completed in December 2001 the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services, its former majority-owned subsidiary engaged in the investment banking and brokerage business. The Ladenburg Thalmann Financial Services shares received by us were, in turn, distributed to our stockholders. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies.

          In November 2001, Vector Tobacco launched nationwide OMNI, the first reduced carcinogen cigarette that tastes, smokes and burns like other premium cigarettes. The OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. In comparison to comparable styles of the leading U.S. cigarette brand, OMNI cigarettes produce significantly lower levels of many of the recognized carcinogens and toxins that the medical community has identified as major contributors to lung cancer and other diseases in smokers. In the third quarter of 2002, Vector Tobacco expects to introduce, under the QUEST brand name, a new premium cigarette that is nicotine-free and will be produced using a patent pending process. Cigarettes produced with this product have been tested in focus groups in the United States and overseas, with such tests indicating that these cigarettes also taste, smoke and burn like conventional cigarettes.

         Our domestic cigarette business, Liggett, shipped approximately 9.1 billion cigarettes during 2001 which accounted for 2.2% of the total cigarettes shipped in the United States during that year. Approximately 91.4% of Liggett's unit sales in 2001 were generated in the discount segment.

         We believe that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 state Attorneys General and various territories, Liggett's four major competitors must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market.

         In recent years, the domestic tobacco business has experienced the following trends:

         o Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices,

         o Narrower price spreads between the premium and traditional discount segments resulting from aggressive premium price promotions by larger competitors including Philip Morris and RJR, while price spreads between the premium and deep discount markets widen due to the influx of smaller companies producing low quality, deep discount cigarettes, and

         o Loss of discount market share by generic brand discount cigarettes such as those sold by Liggett due to increased market activity by the smaller cigarette companies producing low quality, deep discount cigarettes.

RECENT DEVELOPMENTS

         LIGGETT VECTOR BRANDS. In March 2002, we announced that the sales and marketing functions of our Liggett and Vector Tobacco subsidiaries will be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands initially will have 350 salesmen, and enhanced distribution and marketing capabilities. In connection with the creation of the new Liggett Vector Brands entity, we expect to take a charge of approximately $3,800 in the first quarter of 2002, related to elimination of redundant positions, consolidation of sales and marketing operations and systems integration.

         DISTRIBUTION OF LADENBURG THALMANN FINANCIAL SERVICES SHARES. On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. On the same date, we announced that we would, in turn, distribute the 12,694,929 shares of Ladenburg Thalmann Financial Services common stock that we would receive from New Valley to the holders of our common stock as a special dividend. The special dividends were accomplished through pro rata distributions of the Ladenburg Thalmann Financial Services shares, paid on December 20, 2001 to holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley, and our stockholders received 0.348 of a Ladenburg Thalmann Financial Services share for each share of ours.

         Following the distribution of the shares, New Valley's broker-dealer operations, which were its primary source of revenues since 1995, are accounted for as a discontinued operation.

          ACQUISITION OF MEDALLION. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and Liggett. Medallion, a discount cigarette manufacturer headquartered in Richmond, Virginia, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately
1.15 billion units in 2001).

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2001, there were approximately 279 individual suits, 31 purported class actions and 50 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

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

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Note 15 to our consolidated financial statements for a description of legislation, regulation and litigation.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

         GENERAL. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

         REVENUE RECOGNITION. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to customers. We provide an allowance for expected sales returns, net of related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. As discussed in Note 1 to our consolidated financial statements, effective January 1, 2002, we will adopt new required accounting standards mandating that certain sales incentives currently reported as operating, selling, general and administrative expenses be shown as a reduction of operating revenues. As a result, our previously reported revenues will be reduced by approximately $304,000, $248,000 and $182,000 for 2001, 2000 and 1999, respectively. The adoption of the new accounting standards will have no impact on our net earnings or basic or diluted earnings per share.

         MARKETING COSTS. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as an expense in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information. As discussed above under "Revenue Recognition", beginning January 1, 2002, we will adopt the previously mentioned revenue recognition accounting standards that mandate that certain costs currently reported as marketing expense be shown as a reduction of operating revenues. As a result, previously reported amounts for operating, selling, general and administrative expenses will be reduced by approximately $304,000, $248,000 and $182,000 for 2001, 2000 and 1999, respectively. The adoption of the new accounting standards will have no impact on our net earnings or basic or diluted earnings per share.

         CONTINGENCIES. As discussed in Note 15 of our consolidated financial statements and above under the heading "Recent Developments in Legislation, Regulation and Litigation", legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         EMPLOYEE BENEFIT PLANS. Since 1997, income from our defined benefit pension plans, partially offset by the costs of postretirement medical benefits, have contributed to our reported operating income. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 10 to our consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of

VGR Holding, Liggett, Vector Tobacco, Liggett-Ducat (through July 31, 2000) and other less significant subsidiaries. As of June 1, 1999, New Valley became a consolidated subsidiary of Vector as a result of New Valley's recapitalization in which our interest in New Valley's common shares increased to 55.1%. New Valley's stock repurchase program, which began in late 1999, increased our interest to 56.3% at December 31, 2001.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the year ended December 31, 2001 were Liggett, Vector Tobacco and real estate. Our significant business segments for the years ended December 31, 2000 and 1999 were Liggett, Liggett-Ducat, Vector Tobacco and real estate.

2001 COMPARED TO 2000 AND 2000 COMPARED TO 1999

                                   For the Year Ended December 31,
                                -------------------------------------
                                   2001          2000          1999
                                ---------     ---------     ---------
                                      (Dollars in Thousands)

NET REVENUES:
  Liggett ..................    $ 728,178     $ 539,059     $ 422,748
  Liggett-Ducat(1) .........           --       107,263       100,059
  Vector Tobacco ...........        6,074            --            --
                                ---------     ---------     ---------
    Total tobacco ..........      734,252       646,322       522,807

  Real estate(2) ...........        9,966         3,198         3,386
                                ---------     ---------     ---------
      Total revenues .......    $ 744,218     $ 649,520     $ 526,193
                                =========     =========     =========

OPERATING INCOME:
  Liggett ..................    $ 107,052     $  71,434     $  76,700
  Liggett-Ducat(1) .........           --        (5,667)        5,215
  Vector Tobacco ...........      (48,643)      (15,459)       (1,795)
                                ---------     ---------     ---------
      Total tobacco ........       58,409        50,308        80,120

  Real estate(2) ...........          413        (5,335)         (776)
  Corporate and other(2) ...      (27,479)       (4,872)       (8,832)
                                ---------     ---------     ---------
      Total operating income    $  31,343     $  40,101     $  70,512
                                =========     =========     =========
-------------

(1) Liggett-Ducat's revenues and operating income are included through the seven months ended July 31, 2000 and for the year ended December 31, 1999.

(2) New Valley became a consolidated subsidiary of Vector on June 4, 1999. Real estate and New Valley's portion of Corporate and other are included for the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999.

2001 COMPARED TO 2000

         REVENUES. Total revenues were $744,218 for the year ended December 31, 2001 compared to $649,520 for the year ended December 31, 2000. This 14.6% ($94,698) increase in revenues was due to a $189,119 or 35.1% increase in revenues at Liggett, $6,074 in revenues at Vector Tobacco and an increase of $6,768 in real estate revenues at New Valley, offset by the loss in revenues of Liggett-Ducat ($107,263 in 2000) due to the sale of Western Tobacco Investments on August 4, 2000.

         TOBACCO REVENUES. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $3.30 per carton. In 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton.

         Tobacco revenues at Liggett for the year ended December 31, 2001 increased for both the premium and discount segments due to a 43.5% ($234,224) gain in unit sales volume (approximately 2,694 million units) and price increases of $34,271, discussed above, offset by $79,376 in unfavorable sales mix.

         Premium sales at Liggett in 2001 amounted to $95,053 and represented 13.1% of total Liggett sales, compared to $58,892 and 10.9% of total sales for 2000. In the premium segment, revenues increased by 61.4% ($36,161) for the year ended December 31, 2001, compared to 2000, due to a favorable volume variance of $25,418, reflecting a 43.2% increase in unit sales volume (approximately 232 million units), corresponding with the JADE and EVE 100 product introductions in the third quarter of 2001, along with price increases of $10,743.


          Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) in 2001 amounted to $633,125 and represented 86.9% of total Liggett sales, compared to $480,167 and 89.1% of total Liggett sales for 2000. In the discount segment, revenues grew by 31.9% ($152,958) for the year ended December 31, 2001 compared to 2000, due to a 43.5% gain in unit sales volume (approximately 2,462 million units) accounting for $208,767 in positive volume variance and price increases of $23,528, partially offset by an unfavorable product mix of $79,337.

         For the year ended December 31, 2001, fixed manufacturing costs on a basis comparable to 2000 were $864 lower with costs per thousand units of $1.67 decreasing 36.3% from the previous year's $2.62, concurrent with a 48.7% increase in production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $0.97 for the year ended December 31, 2001 decreased from $1.11 in the prior year (12.6%), while fixed non-payroll expenses declined to $0.70 from $1.52 in the prior year (53.9%) with the relocation of the Liggett manufacturing facility to Mebane, North Carolina.

         TOBACCO GROSS PROFIT. Gross profit was $483,465 for the year ended December 31, 2001 compared to $389,609 for the year ended December 31, 2000, an increase of $93,856 or 24.1% when compared to last year, due primarily to volume and price increases and manufacturing efficiencies at Liggett offset by the absence of Liggett-Ducat due to its sale discussed above. Liggett's premium brands contributed 14.9% to our gross profit, the discount segment contributed 84.6% and Vector Tobacco contributed .5% for the year ended December 31, 2001. In 2000, Liggett's premium brands contributed 11.2%, the discount segment contributed 85.0% and Liggett-Ducat contributed 3.8%.

         Liggett's gross profit of $480,460 for the year ended December 31, 2001 increased $106,381 from gross profit of $374,079 in 2000, due primarily to the price and unit volume increases discussed above, offset by the estimated payment obligations under the Attorneys General Master Settlement Agreement. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 83.1% for the year ended December 31, 2001 compared to 85.8% for 2000, with gross profit for the premium segment increasing to 87.9% for the year ended December 31, of 2001 compared to 87.2% for the year ended December 31, 2000 and gross profit for the discount segment decreasing to 82.4% in 2001 from 85.9% in 2000. This decrease is due primarily to the inclusion of the estimated payment obligation ($24,606) under the Attorneys General Master Settlement Agreement within cost of goods sold and to the disproportionate rise in deep-discount Liggett Select sales. The decrease was partially offset by the overall 43.5% growth in unit sales volume (2,693.5 million units), the December 2000 and April 2001 list price increases and improved production variances.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $9,966 for the year ended December 31, 2001. This compares to revenues of $3,198 from real estate activities for the year ended December 31, 2000.

          EXPENSES. Operating, selling, general and administrative expenses and settlement charges were $462,088 for the year ended December 31, 2001 compared to $352,706 for the prior year. The increase of $109,382 was due primarily to a $70,763 increase in expenses at Liggett, a $35,589 increase in expenses at Vector Tobacco and additional expenses of $1,480 at New Valley, offset by an increase in pension income of $2,383 and the absence of expenses of Liggett-Ducat due to the sale of Western Tobacco Investments. Expenses at Liggett were $373,408 for the year ended December 31, 2001 compared to $302,645 for the prior year, an increase of $70,763. The increase in operating expenses at Liggett was due primarily to higher spending for promotional and marketing programs associated with the higher level of sales. Expenses at Vector Tobacco for the year ended December 31, 2001 were $51,048, compared to expenses of $15,459 for the prior year. The increase at Vector Tobacco was due to increased expenses of product development and marketing for Vector Tobacco's new OMNI and nicotine-free products. Increased expenses at New Valley were due primarily to inclusion of expenses from Western Realty Development offset by lower expenses as a result of the sale of the shopping center, lower expenses for BrookeMil and discontinued operations.

         For the year ended December 31, 2001, Liggett operating income was reduced by $9,723 of expense relating to the ENGLE class action. As discussed in
Note 15 to our consolidated financial statements, on May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001.

        OTHER INCOME (EXPENSES). Other income was $29,419 for the year ended December 31, 2001 compared to other income of $261,155 for the year ended December 31, 2000. Interest and dividend income of $11,799 and a gain on a legal settlement of $17,620 were offset primarily by interest expense and a loss on the sale of real estate assets. The gain on legal settlement arose from the resolution of an insurance claim relating to New Valley's former Western Union satellite business. For the year ended December 31, 2000, we recognized a gain of $192,923 on the sale of Western Tobacco Investments and New Valley recognized $52,589 on the sale through its interest in the joint venture, Western Realty Development.

        Interest expense was $21,387, and included a charge of $6,445 for the loss on conversion of a portion of our convertible subordinated notes due 2008 to common stock, for the year ended December 31, 2001 compared to $30,610 for the prior year. The decrease from the prior year of $9,223 was largely due to the repurchase of all of the VGR Holding 15.75% senior secured notes in 2000 offset by issuance of long-term notes at the corporate level.

        INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 2001 was $21,200 compared to income of $167,754 for the year ended December 31, 2000. Income tax expense was $15,017 and minority interests in losses of subsidiaries were $7,407 for the year ended December 31, 2001. This compared to tax expense of $81,783 and minority interests in income of subsidiaries of $15,512 for the year ended December 31, 2000. The effective tax rates for the year ended December 31, 2001 and December 31, 2000 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses in 2001 and foreign taxes in 2000.

2000 COMPARED TO 1999

         REVENUES. Total revenues were $649,520 for the year ended December 31, 2000 compared to $526,193 for the year ended December 31, 1999. This 23.4% ($123,327) increase in revenues was due to a $116,311 or 27.5% increase in revenues at Liggett and a $7,204 or 7.2% increase at Liggett-Ducat. This was offset by a decrease in real estate revenues of 5.5% or $188.

         TOBACCO REVENUES. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $3.30 per carton. In August 1999, the major cigarette manufacturers, including Liggett, announced a list price increase of $1.80 per carton.

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

          Liggett's discount sales for 2000 amounted to $480,167 and represented 89.1% of total Liggett sales, compared to $344,566 and 81.5% of total Liggett sales in 1999. In the discount segment, revenues grew by 39.4% ($135,601) in the year ended December 31, 2000 compared to 1999, due to a 33.6% increase in unit sales volume (approximately 1,425.6 million units) accounting for $115,940 in positive volume variance, price increases of $16,077 and a favorable product mix among the discount brand categories of $3,584.

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

         TOBACCO GROSS PROFIT. Tobacco consolidated gross profit was $389,609 for the year ended December 31, 2000 compared to $332,942 for the year ended December 31, 1999, an increase of $56,667 or 17.0% over 1999, due primarily to volume and price increases at Liggett offset by the price declines and the sale of Liggett-Ducat on August 4, 2000 discussed above. Liggett's premium brands contributed 11.2% to our gross profit, the discount segment contributed
85.0% and Liggett-Ducat contributed 3.8% for the year ended December 31, 2000. In 1999, Liggett's premium brands contributed 17.7% to our gross profit, the discount segment contributed 75.9% and Liggett-Ducat contributed 6.4%.

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

         REAL ESTATE REVENUES. New Valley's real estate revenues were $3,198 for the year ended December 31, 2000 compared to $3,386 for the seven months ended December 31, 1999. The decline in real estate revenue was primarily due to the sale of the shopping centers in August 1999.

         EXPENSES. Operating, selling, general and administrative expenses were $352,706 for the year ended December 31, 2000 compared to $265,816 in 1999. The increase of $86,890 was due primarily to a $68,409 increase at Liggett and additional expenses at New Valley reflecting a full twelve months results in consolidation, and also includes new product development costs at Vector Tobacco. The increase in operating expenses at Liggett was due primarily to an increase in spending primarily for promotional and marketing programs slightly offset by a net reversal of legal settlement charges of $934 which were previously accrued. In 1999, such expenses were offset by the reversal of charges for the Attorneys General settlements of $1,051.

         OTHER INCOME (EXPENSES). For the year ended December 31, 2000, other income of $261,155 resulted primarily from the sale of Western Tobacco Investments with us realizing a gain of $192,923 and New Valley gaining income of $52,589 from its joint venture through the participating loan to Western Tobacco Investments. Interest and dividend income increased as a result of cash realized in the transaction.

         For the year ended December 31, 1999, Liggett recognized a gain of $294,078 in connection with the closing of the Philip Morris brand transaction. In addition, we recognized a gain of $11,883 from the sales by New Valley of five U.S. shopping centers and Thinking Machines' assets. We also recognized in March 1999 a deferred gain of $7,050 relating to the expiration of the put obligation on Ducat Place III (the site of the old cigarette factory in Russia) in connection with the 1997 sale of the BrookeMil common shares.

         Interest expense was $30,610 for the year ended December 31, 2000 compared to $54,378 in 1999. The decrease of $23,768 is largely due to the retirement by VGR Holding of its senior secured notes during the third quarter 2000 and lower interest expense at Brooke (Overseas) slightly offset by an increase at Liggett resulting from debt financing for the factory acquisition in Mebane, N.C. and the purchase of new production machinery. In 1999, VGR Holding realized a savings of $14,185 in interest expense due to the repurchase of a portion of VGR Holding senior secured notes. This was offset by additional interest expense at Brooke (Overseas) of $8,753 and interest at New Valley of $5,060.

         Equity in loss of affiliates for 2000 was $5,597 associated with losses from certain of New Valley's investees accounted for on the equity method. Equity in loss of affiliate in 1999 was $11,315 and includes our loss in New Valley which was accounted for on the equity method for the five months ended May 31, 1999 as well as losses at New Valley on its equity method investees. The loss in joint venture of $12,082 in 1999 resulted primarily from an impairment charge of $11,561 associated with Western Realty Development.

         INCOME FROM CONTINUING OPERATIONS. The income from continuing operations for the year ended December 31, 2000 was $167,754 compared to income of $235,763 for 1999. Income tax expense for the year ended December 31, 2000 was $81,783 compared to an expense of $82,263 for the year ended December 31, 1999.

         The loss on extraordinary items in 2000 and 1999 pertains to the early extinguishment of debt.

DISCONTINUED OPERATIONS

         On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. On the same date, we announced that we would, in turn, distribute the 12,694,929 shares of Ladenburg Thalmann Financial Services common stock that we would receive from New Valley to the holders of our common stock. The special dividends were accomplished through pro rata distributions of the Ladenburg Thalmann Financial Services shares, paid on December 20, 2001 to holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley, and our stockholders received 0.348 of a Ladenburg Thalmann Financial Services share for each of our shares.

         Our consolidated financial statements have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reported as "Impact of discontinued operations."

         Summarized operating results of the discontinued broker-dealer operations are as follows:

                                                  Year Ended December 31,
                                           -------------------------------------
                                             2001(1)      2000            1999(2)
                                           --------     --------        --------
Revenues ..............................    $ 88,473     $ 90,111        $ 40,852
(Loss) income from operations before
   income taxes .......................     (12,030)       6,298           1,491
(Benefit) provision for income taxes ..      (1,356)       1,084             195
Minority interests in subsidiary (loss)
   income .............................       8,557       (3,398)           (975)
                                           --------     --------        --------
Net (loss) income .....................    $ (2,117)    $  1,816        $    321
                                           ========     ========        ========

----------------------
(1) Results of operations included for the period January 1 through December 20, 2001.

(2) Results of operations included for the period June 1 through December 31, 1999.

         In 2001, Vector recognized a gain on disposal of discontinued operations of $1,580 relating to New Valley's adjustments of accruals established during its bankruptcy proceedings in 1993 and 1994. In 2000, Vector recognized a gain on disposal of discontinued operations of $6,469 from adjustments of New Valley's bankruptcy accruals. The reversal of the accruals reduced restructuring, employee benefit and various tax accruals previously established. In 1999, Vector recognized a gain on disposal of discontinued operations of $1,249 related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash and cash equivalents increased $60,248 in 2001, $137,390 in 2000 and $12,727 in 1999.

         Net cash provided by operations in 2001 was $19,720 compared to net cash used in operations of $4,850 in 2000. Cash provided by operations in 2001 resulted primarily from increased net income of Liggett offset by expenses of product development at Vector Tobacco and a loss at New Valley. In addition, there was the non-cash impact of depreciation and amortization, non-cash stock-based expense, losses on the sale of real estate and the conversion of debt offset by the impact of discontinued operations, income taxes and minority interests. Cash used in 2000 for operating activities resulted principally from lower operating income at Liggett, the gain on the sale of Liggett-Ducat and expenses of product development at Vector Tobacco offset by a reduction in debt service due to the Company's repurchase of $150,294 of the VGR Holding senior secured notes.

         Net cash used in operations in 2000 of $4,850 compares to net cash provided by operations of $65,296 in 1999. Although there was a reduction in debt service of $23,768 in 2000 when compared to 1999, operating income declined due to the sale of Western Tobacco Investments, lower operating income at Liggett and expenses of new product development at Vector Tobacco. In addition, there was the non-cash impact of the gain on the sale of assets, the gain in the joint venture and the impact of discontinued operations offset by depreciation and amortization, stock option expense and the minority interest expense.

         Cash used in investing activities of $176,308 in 2001 compares to cash provided of $313,899 in 2000. In 2001, cash was used primarily for investment in debt securities at the corporate level of $152,793, investment in equity securities at New Valley of $10,166 and for capital expenditures, primarily at Vector Tobacco and Liggett, of $59,970. In addition, there were purchases of long-term investments at New Valley of $5,711. These expenditures were offset primarily by the sale or maturity of investment securities of $16,418, sales of assets of $7,912 and proceeds from sales of real estate of $42,160 in Russia and the United States. In 2000, the majority of the proceeds, $382,077, were attributable to the sale of Western Tobacco Investments and the sale or maturity of investment securities. This was offset primarily by the purchase of investment securities at New Valley and capital expenditures at Liggett of $13,387 and Liggett-Ducat of $9,000.

         Net cash provided by investing activities of $313,899 in 2000 compared to net cash provided of $129,877 in 1999. In 1999, the majority of the proceeds were from the purchase of the Class A option by Philip Morris in May 1999, loan proceeds which Trademarks borrowed and distributed to Eve and the sale of real estate. In 1999, these proceeds were partially offset by capital expenditures primarily for machinery and equipment at Liggett of $17,432 and equipment and construction costs for the new factory of $42,825 at Liggett-Ducat.

         Cash provided by financing activities was $212,830 in 2001 compared to cash used of $173,288 in 2000. In 2001, proceeds from debt were $264,441 offset by repayments on debt of $32,777 and net repayments on the revolving credit facilities of $19,374. In addition, cash was provided by the issuance of common stock of $50,000 as well as the exercise of warrants and options for $17,185. These transactions were offset by distributions on common stock of $46,751, deferred financing charges of $9,642 and decreases of $4,675 in margin loans payable. Cash in the 2000 period was used primarily to redeem all outstanding VGR Holding notes and to repay the participating loan and amounts related to the sale of Western Tobacco Investments to Western Realty Development. In addition, distributions on common stock were $30,759.

         Net cash used in financing activities of $173,288 in 2000 compared to net cash used of $181,281 in 1999. Cash was used in 1999 primarily to retire the VGR Holding notes in principal amount of $144,794 and retire $35,023 of New Valley mortgage financing relating to the five shopping centers sold in August 1999. Cash was also used in the 1999 period to decrease the margin loan at New Valley, to purchase preferred stock in a New Valley subsidiary and for distributions on common stock. Net borrowings under the revolving credit facilities were $16,665, of which $19,203 was attributable to Liggett-Ducat, offset by net repayments at Liggett of $2,438.

         LIGGETT. Liggett has a $35,000 credit facility under which $0 was outstanding at December 31, 2001. Availability under the facility was approximately $29,301 based on eligible collateral at December 31, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 6.0% at December 31, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $40,158 and net working capital was $26,085, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,865 was outstanding at December 31, 2001. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,890. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which was collateralized by the equipment and guaranteed by VGR Holding and us, was payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. The loan was repaid in July 2001 in connection with the sale of the equipment.

         In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett has been upgrading the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades will be approximately $22,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through capital lease arrangements guaranteed by us and payable in 60 monthly installments with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through a capital lease arrangement, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 15 to our consolidated financial statements.

         Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

         VECTOR RESEARCH. In February 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase, of which $12,724 was outstanding at December 31, 2001. The loan, which is collateralized by the equipment and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 120 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate with a final payment of $6,125.

         In February 2002, the Vector Research subsidiary purchased equipment for $6,575 and borrowed $6,150 to fund the purchase. The loan, which is collateralized by the equipment, is guaranteed by Vector Research and us. The loan is payable in 120 monthly installments of $44, including annual interest at 2.75% above the 30-day commercial paper rate.

         VECTOR TOBACCO. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. The loan is payable in 60 monthly installments of $85, including annual interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by VGR Holding and Vector.

         During December 2001, Vector Tobacco executed a second promissory note with the same lender for approximately $1,159 to finance building improvements. The second promissory note is payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%.

         VGR HOLDING. On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $49,700 before fees and expenses of $3,200.

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to Vector to 50% of VGR Holding's net income, unless VGR Holding holds $50,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreement) for the trailing 12 months, restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

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

         On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. Medallion is a discount cigarette manufacturer headquartered in Richmond, Virginia. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and Liggett.

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2002. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $14,500, dividends on our shares (currently at an annual rate of approximately $53,500) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In May 2001, we completed the sale of 1,721,311 shares of our common stock to High River Limited Partnership, an investment entity owned by Carl C. Icahn, for $50,000 at a price of $29.05 per share, the market price when negotiations with Mr. Icahn were completed. During 2001, we also issued approximately 2,975,000 shares of our common stock and on exercise of warrants and options by other persons and entities. We received total proceeds of approximately $67,185 from the sale to High River and the other issuances of common stock on exercise of warrants and options.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $33.26 at March 28, 2002, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price.

         In December 2001, the holder of $40,000 principal amount of our convertible notes converted the notes into 1,188,353 shares of our common stock. In connection with the conversion we issued an additional 170,000 shares of our common stock to the holder and paid the holder $1,086 of accrued interest.
We recognized interest expense of $6,445 on the transaction.

         We intend to use the net proceeds of the offering of notes, together with the proceeds from the placement of VGR Holding's senior secured notes and the investment in our common stock by High River, for general corporate purposes, including to fund the planned advertising and promotion of Vector Tobacco's new OMNI and nicotine-free cigarette products and to pursue strategic acquisitions by Liggett of smaller tobacco manufacturers.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy.

         FOREIGN MARKET RISK

         BrookeMil's operations are conducted in Russia. The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the country's currency continues to devalue, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.

         The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond our control. BrookeMil's Russian operations may be significantly affected by these factors for the foreseeable future.

         DOMESTIC MARKET RISK

         The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         We held investment securities available for sale totaling $173,697 at December 31, 2001. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet since we are not engaged in significant hedging activities.

         During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of operations will be recorded as a reduction of operating revenues. We have determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on our consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. As discussed above under "Critical Accounting Policies", adoption of EITF Issue No. 00-25 is expected to result in a significant reduction of revenues and a corresponding reduction in operating, selling, administrative and general expenses.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact, if any, of the adoption of these statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact, if any, on the adoption of this statement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, we have identified under "Risk Factors" in Item 1 above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

         Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 29, 2002, are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  INDEX TO 2001 CONSOLIDATED FINANCIAL STATEMENTS:

         Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 29, 2002, appear beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (a)(2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts .....................Page F-47


         (a)(3)  EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

                                INDEX OF EXHIBITS

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

*3.1 Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) ("Vector") (incorporated by reference to Exhibit 3.1 in Vector's Form 10-Q for the quarter ended September 30, 1999).

*3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector's Form 8-K dated May 24, 2000).

*3.3 By-Laws of Vector (incorporated by reference to Exhibit 3.2 in Vector's Form 10-Q for the quarter ended June 30, 2001).

*4.1 Loan and Security Agreement, dated as of March 8, 1994, between Liggett Group Inc. ("Liggett") and Congress Financial Corporation (incorporated by reference to Exhibit 10(xx) in Vector's Form 10-K for the year ended December 31, 1993).

*4.2 Note Purchase Agreement, dated as of May 14, 2001, between VGR Holding Inc (formerly known as BGLS Inc.)("Vector Holding") and TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW LINC II CBO Ltd., POWRs 1997-2, Captive II Finance Ltd. and AIMCO CDO, Series 2000-A (the "Purchasers"), relating to the 10% Senior Secured Notes due March 31, 2006 (the "Notes"), including the form of Note (the "Note Purchase Agreement") (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated May 14, 2001).

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

*4.3 First Amendment to Note Purchase Agreement, dated as of November 6, 2001, by and between VGR Holding and the Purchasers (incorporated by reference to Exhibit 104 in Vector's Form 10-Q for the quarter ended September 30, 2001).

*4.4 Collateral Agency Agreement, dated as of May 14, 2001, by and among VGR Holding, Brooke Group Holding Inc., Vector, New Valley Holdings, Inc., United States Trust Company of New York, as collateral agent for the benefit of the holders of the Notes pursuant to the Note Purchase Agreement (the "Collateral Agent"), and the Purchasers (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated May 14, 2001).

*4.5 First Amendment to Collateral Agency Agreement, dated as of September 4, 2001, by and among VGR Holding, Brooke Group Holding Inc., Vector, New Valley Holdings, Inc. and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q for the quarter ended September 30, 2001).

*4.6 Pledge and Security Agreement, dated as of May 14, 2001 between VGR Holding and the Collateral Agent (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated May 14, 2001).

*4.7 Pledge and Security Agreement, dated as of May 24, 2001, between New Valley Holdings, Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.4 in Vector's Form 8-K dated May 14, 2001).

*4.8 Pledge and Security Agreement, dated as of May 14, 2001, between Brooke Group Holding Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.5 in Vector's Form 8-K dated May 14, 2001).

*4.9 Acknowledgment and Pledge Agreement, dated as of May 14, 2001, between Vector and the Collateral Agent (incorporated by reference to Exhibit 10.6 in Vector's Form 8-K dated May 14, 2001).

*4.10 Account Control Agreement, dated as of May 14, 2001, between Vector Holding, Bank of America, N.A. and the Collateral Agent (incorporated by reference to Exhibit 10.7 in Vector's Form 8-K dated May 14, 2001).

*4.11 Indenture, dated as of July 5, 2001, between Vector and U.S. Bank Trust National Association, as Trustee, relating to the 6.25% Convertible Subordinated Notes due 2008 (the "Notes"), including the form of Note (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated July 16, 2001).

*10.1 Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett's Registration Statement on Form S-1, No. 33-47482).

*10.2 Corporate Services Agreement, dated June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.11 in Liggett's Registration Statement on Form S-1, No. 33-47482).

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

*10.3 Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. ("BMI") and Liggett (the "Liggett Services Agreement") (incorporated by reference to Exhibit 10.5 in VGR Holding's Registration Statement on Form S-1, No. 33-93576).

*10.4 First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit
         10.6 of VGR Holding's Registration Statement on Form S-1, No.
         33-93576).

*10.5 Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector's Form 10-Q for the quarter ended September 30,
         1995).

*10.6 Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 of Liggett's Registration Statement on Form S-1, No. 33-47482).

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

*10.11 Expense Sharing Agreement, dated as of January 18, 1995, between Vector and New Valley Corporation ("New Valley") (incorporated by reference to
         Exhibit 10(d) in Vector's Form 10-Q for the quarter ended September 30,
         1995).

*10.12 Stock Option Agreement, dated January 25, 1995, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10(g) in Vector's Form 10-K for the year ended December 31, 1994).

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------


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

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

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

*10.23 Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et.al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit
         99.2 in Philip Morris Companies Inc.'s Form 8-K dated May 7, 2001, Commission File No. 1-8940).

*10.24 Amended and Restated Stock Option Agreement, dated as of October 12, 1998, by and between Vector and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel R. Benson (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended September 30, 1998).

*10.25 Limited Liability Company Agreement, dated as of June 18, 1998, by and among Western Realty Repin LLC, Apollo Real Estate Investment Fund III, L.P. and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Form 10-Q for the quarter ended June 30, 1998).

*10.26 Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin LLC and BrookeMil (incorporated by reference to
         Exhibit 10.4 in New Valley's Form 10-Q for the quarter ended June 30,
         1998).

*10.27 Stock Option Agreement, dated December 16, 1996, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.34 in Vector's Form 10-K for the year ended December 31,1996).

*10.28 Stock Option Agreement, dated January 1, 1997, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.35 in Vector's Form 10-K for the year ended December 31, 1996).

*10.29   Stock Option Agreement, dated January 1, 1997, between Vector and Marc
         N. Bell (incorporated by reference to Exhibit 4.3 in the Vector's Registration Statement on Form S-8, No. 333-24217).

*10.30 Stock Option Agreement, dated January 1, 1998, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.43 in Vector's Form 10-K for the year ended December 31, 1997).

*10.31 Consulting Agreement, dated as of May 1, 1998, between Vector and J. Sauter Enterprises, Inc. (incorporated by reference to Exhibit 4.1 in Vector's Registration Statement on Form S-8, No. 333-59615).

*10.32 Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector's Proxy Statement dated September 15, 1998).

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

*10.33   Stock Option Agreement, dated July 20, 1998, between Vector and Bennett
         S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).

*10.34   Stock Option Agreement, dated July 20, 1998, between Vector and Howard
         M. Lorber (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q for the quarter ended September 30, 1998).

*10.35 Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated ("PM"), Brooke Group Holding, Liggett & Myers Inc. ("L&M") and Liggett (incorporated by reference to Exhibit 10.1 in Vector's Report on Form 8-K dated November 25, 1998).

*10.36 Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. ("Eve"), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended June 30,
         1999).

*10.37 Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to
         Exhibit 10.61 in Vector's Form 10-K for the year ended December 31,
         1998).

*10.38 Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to
         Exhibit 10.62 in Vector's Form 10-K for the year ended December 31,
         1998).

*10.39 Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit
         10.5 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.40 Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.41 Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley's Form 10-K for the year ended December 31, 1995).

*10.42 Employment Agreement ("Lorber Employment Agreement") dated as June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the year ended December 31, 1995).

*10.43 Amendment dated January 1, 1998 to Lorber Employment Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the year ended December 31, 1997).

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

*10.44 Employment Agreement dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to Exhibit 10(a) in New Valley's Form 10-Q for the quarter ended September 30, 1995).

*10.45 Employment Agreement dated April 15, 1994, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.67 in Vector's Form 10-K for the year ended December 31, 1998).

*10.46 Employment Agreement dated as of August 1, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.8 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.47 Vector Group Ltd. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 in Vector's Form 10-K for the year ended December 31, 1999).

*10.48 Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector's Form 10-K for the year ended December 31, 1999).

*10.49 Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector's Form 10-K for the year ended December 31, 1999).

*10.50   Stock Option Agreement, dated November 4, 1999, between Vector and Marc
         N. Bell (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1999).

*10.51 Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 1999).

*10.52 Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector's Form 10-K for the year ended December 31, 1999).

*10.53 Stock Option Agreement, dated November 24, 1999, between Vector and Ronald S. Fulford (incorporated by reference to Exhibit 10.64 in Vector's Form 10-K for the year ended December 31, 1999).

*10.54 Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated June 14, 2000).

*10.55 Guaranty, dated as of June 14, 2000, by Vector in favor of Gallaher Overseas (Holdings) Ltd. (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated June 14, 2000).

*10.56 Amendment to Purchase and Sale Agreement, dated as of August 4, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated August 4, 2000).

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

*10.57 Letter Agreement, dated September 1, 2000, between Ronald J. Bernstein and Liggett (incorporated by reference to Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 2000).

*10.58 Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein(incorporated by reference to Exhibit 10.63 in Vector's Form 10-K for the year ended December 31, 2000).

*10.59 Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector's Form 10-Q for the quarter ended March 31, 2001).

*10.60 Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector's Form 10-Q for the quarter ended March 31, 2001).

*10.61 Employment Agreement, dated as of January 17, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q for the quarter ended March 31, 2001).

*10.62 Stock Purchase Agreement, dated May 16, 2001, between High River Limited Partnership and Vector Group Ltd. (incorporated by reference to
         Exhibit 10.8 in Vector's Form 8-K dated May 14, 2001).

*10.63 Registration Rights Agreement, dated as of July 5, 2001, by and between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated July 16, 2001).

*10.64 Purchase and Sale Agreement, dated as of February 15, 2002, between VGR Acquisition Inc., The Medallion Company, Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated February 15, 2002).

*10.65 Form of 9% Promissory Note of VGR Acquisition Inc. due 2004 (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated February 15, 2002).

*10.66 Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due 2007 (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated February 15, 2002).

*10.67   Form of Asset Purchase Agreement between VGR Acquisition Inc. and Gary
         L. Hall (incorporated by reference to Exhibit 10.4 in Vector's Form 8-K dated February 15, 2002).

 21      Subsidiaries of Vector.

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

23 Consent of PricewaterhouseCoopers LLP relating to Vector's Registration Statements on Form S-8 (No. 333-24217, No. 333-50189, No. 333-59615,
         No. 333-59210 and No. 333-71596) and Registration Statements on Form S-3 (No. 333-46055, No. 33-38869, No. 33-63119, No. 333-45377, No.
         333-56873, No. 333-62156, No. 333-69294 and No. 333-82212).

99.1     Material Legal Proceedings.

-------------------------
*  Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.12, 10.27 through 10.34, 10.41 through 10.53, 10.57 through 10.61.

         (B)     REPORTS ON FORM 8-K:

         We filed the following Report on Form 8-K during the fourth quarter of 2001:

                                                                  FINANCIAL
              DATE                         ITEMS                 STATEMENTS
              ----                         -----                 ----------

        November 15, 2001                   5, 7                    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VECTOR GROUP LTD.

                               (REGISTRANT)

                               By:   /s/ Joselynn D. Van Siclen
                                  ---------------------------------------------
                                    Joselynn D. Van Siclen
                                    Vice President, Chief Financial Officer and
                                    Treasurer

Date: April 1, 2002

                                POWER OF ATTORNEY

         The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, Joselynn D. Van Siclen and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

              SIGNATURE                           TITLE
              ---------                           -----


         /s/ Bennett S. LeBow
         ---------------------------------
         Bennett S. LeBow                     Chairman of the Board
                                              (Principal Executive Officer)

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

         /s/ Robert J. Eide
         ---------------------------------
         Robert J. Eide                       Director

         /s/ Howard M. Lorber
         ---------------------------------
         Howard M. Lorber                     Director

         /s/ Jeffrey S. Podell
         ---------------------------------
         Jeffrey S. Podell                    Director

         /s/ Jean E. Sharpe
         ---------------------------------
         Jean E. Sharpe                       Director

                                VECTOR GROUP LTD.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                      ITEMS 8, 14(a)(1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


         Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a)(1) and (2), and 14(d) are listed below:

                                                                                                   PAGE
                                                                                                   ----

FINANCIAL STATEMENTS:

     VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants...................................          F-2

     Vector Group Ltd. Consolidated Balance Sheets as of December 31, 2001 and 2000.......          F-3

     Vector Group Ltd. Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999.................................................          F-4

     Vector Group Ltd. Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2001, 2000 and 1999...........................................          F-5

     Vector Group Ltd. Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999.................................................          F-6

     Notes to Consolidated Financial Statements...........................................          F-8

FINANCIAL STATEMENT SCHEDULE:

     Schedule II -- Valuation and Qualifying Accounts.....................................         F-47



     Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in our consolidated financial statements or accompanying notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Vector Group Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 29, 2002

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             December 31,  December 31,
                                                                                2001         2000
                                                                             -----------   ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................    $ 217,761     $ 157,513
  Investment securities available for sale ...............................      173,697        29,337
  Accounts receivable - trade ............................................       34,380         9,748
  Other receivables ......................................................        1,234         1,669
  Receivables from clearing brokers ......................................           --        10,126
  Trading securities owned ...............................................           --        18,348
  Inventories ............................................................       53,194        29,752
  Restricted assets ......................................................       20,054         4,489
  Deferred income taxes ..................................................        6,294         3,304
  Other current assets ...................................................        9,113         5,656
                                                                              ---------     ---------
    Total current assets .................................................      515,727       269,942

Property, plant and equipment, net .......................................      102,185        48,539
Investment in real estate, net ...........................................           --        84,145
Long-term investments, net ...............................................       10,044         4,654
Restricted assets ........................................................        1,881         3,060
Deferred income taxes ....................................................        9,778         7,094
Other assets .............................................................       49,288         8,414
                                                                              ---------     ---------
    Total assets .........................................................    $ 688,903     $ 425,848
                                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt ....................    $   4,808     $  17,850
  Margin loans payable ...................................................           --         4,675
  Accounts payable .......................................................       16,192         9,547
  Cash overdraft .........................................................           --           501
  Securities sold, not yet purchased .....................................           --         3,570
  Accrued promotional expenses ...........................................       20,634        19,683
  Accrued taxes payable ..................................................       33,992        32,133
  Settlement accruals ....................................................       29,299            --
  Deferred income taxes ..................................................          759         2,587
  Accrued interest .......................................................        6,799            --
  Prepetition claims and restructuring accruals ..........................        2,700        10,229
  Other accrued liabilities ..............................................       26,362        38,000
                                                                              ---------     ---------
    Total current liabilities ............................................      141,545       138,775

Notes payable, long-term debt and other obligations, less current portion       214,273        39,890
Noncurrent employee benefits .............................................       14,749         7,313
Deferred income taxes ....................................................      132,528       129,887
Other liabilities ........................................................       16,294        25,500
Minority interests .......................................................       56,156        72,034

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 37,564,283 and outstanding 33,171,847 .................        3,317         2,567
  Additional paid-in capital .............................................      309,849       184,807
  Deficit ................................................................     (182,645)     (148,789)
  Accumulated other comprehensive income .................................        1,170         1,337
  Less:  4,392,436 shares of common stock in treasury, at cost ...........      (18,333)      (27,473)
                                                                              ---------     ---------
      Total stockholders' equity .........................................      113,358        12,449
                                                                              ---------     ---------

      Total liabilities and stockholders' equity .........................    $ 688,903     $ 425,848
                                                                              =========     =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                              2001             2000             1999
                                                                          ------------     ------------     ------------
Revenues:
    Tobacco* .........................................................    $    734,252     $    646,322     $    522,807
    Real estate leasing ..............................................           9,966            3,198            3,386
                                                                          ------------     ------------     ------------
      Total revenues .................................................         744,218          649,520          526,193

Expenses:
    Cost of goods sold* ..............................................         250,787          256,713          189,865
    Operating, selling, administrative and general expenses ..........         452,183          353,640          266,867
    Settlement charges ...............................................           9,905             (934)          (1,051)
                                                                          ------------     ------------     ------------
      Operating income ...............................................          31,343           40,101           70,512

Other income (expenses):
    Interest and dividend income .....................................          11,799            6,301            2,840
    Interest expense .................................................         (21,387)         (30,610)         (54,378)
    Gain on legal settlement .........................................          17,620               --               --
    Income (loss) in joint venture ...................................              --           52,589          (12,082)
    (Loss) gain on sale of investments, net ..........................          (1,799)           7,271              741
    (Loss) gain on sale of assets ....................................          (8,708)         192,923           12,172
    Gain on brand transaction ........................................              --               --          294,078
    Equity in loss of affiliate ......................................              --           (5,597)         (11,315)
    Recognition of deferred gain on sale of assets ...................              --               --            7,050
    Other, net .......................................................             (58)           2,071            1,966
                                                                          ------------     ------------     ------------
Income from continuing operations before provision for income taxes
      and minority interests .........................................          28,810          265,049          311,584
    Provision for income taxes .......................................          15,017           81,783           82,263
    Minority interests ...............................................           7,407          (15,512)           6,442
                                                                          ------------     ------------     ------------
Income from continuing operations ....................................          21,200          167,754          235,763
                                                                          ------------     ------------     ------------
Discontinued operations:
(Loss) income  from discontinued operations ..........................          (2,117)           1,816              321
Gain on disposal of discontinued operations, net of minority interests           1,580            6,469            1,249
                                                                          ------------     ------------     ------------
(Loss) income from discontinued operations ...........................            (537)           8,285            1,570
                                                                          ------------     ------------     ------------
Loss from extraordinary items ........................................              --           (1,821)          (1,660)
                                                                          ------------     ------------     ------------

Net income ...........................................................    $     20,663     $    174,218     $    235,673
                                                                          ============     ============     ============

Per basic common share:
    Income from continuing operations ................................    $       0.72     $       6.79     $       9.72
                                                                          ============     ============     ============
    (Loss) income from discontinued operations .......................    $      (0.02)    $       0.34     $       0.07
                                                                          ============     ============     ============
    Loss from extraordinary items ....................................              --     $      (0.07)    $      (0.07)
                                                                                           ============     ============
    Net income applicable to common shares ...........................    $       0.70     $       7.06     $       9.72
                                                                          ============     ============     ============

Basic weighted average common shares outstanding .....................      29,516,071       24,690,361       24,243,734
                                                                          ============     ============     ============


Per diluted common share:
    Income from continuing operations ................................    $       0.60     $       5.77     $       7.98
                                                                          ============     ============     ============
    (Loss) income from discontinued operations .......................    $      (0.02)    $       0.28     $       0.05
                                                                          ============     ============     ============
    Loss from extraordinary items ....................................              --     $      (0.06)    $      (0.06)
                                                                                           ============     ============
    Net income applicable to common shares ...........................    $       0.58     $       5.99     $       7.97
                                                                          ============     ============     ============
Diluted weighted average common shares outstanding ...................      35,534,916       29,086,005       29,559,427
                                                                          ============     ============     ============

---------------
* Revenues and Cost of goods sold include excise taxes of $151,174, $116,166 and $66,698 for ended the years ended December 31, 2001, 2000 and 1999, respectively.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                            Accumulated
                                                  Common Stock         Additional                             Other
                                              --------------------      Paid-In                 Treasury  Comprehensive
                                              Shares        Amount      Capital     Deficit      Stock        Income      Total
                                              ------        ------     ----------   -------     --------  -------------   -----
Balance, December 31, 1998 ................. 20,943,730   $  2,094    $ 118,612    $(512,182)   $(27,473)   $ 24,774    $(394,175)

Net income .................................         --         --           --      235,673          --          --      235,673
  Unrealized gain on investment securities .         --         --           --           --          --         565          565
  Other New Valley capital transactions ....         --         --           --           --          --         342          342
  Effect of New Valley recapitalization on
    other comprehensive loss ...............         --         --           --           --          --     (24,647)     (24,647)
  Pension-related minimum liability
    adjustment .............................         --         --           --           --          --         345          345
                                                                                                                        ---------
      Total other comprehensive loss .......         --         --           --           --          --          --      (23,395)
                                                                                                                        ---------
Total comprehensive income .................         --         --           --           --          --          --      212,278
                                                                                                                        ---------
Effect of stock dividend ...................  1,046,052        105       25,541      (25,646)         --          --           --
Recapitalization of New Valley .............         --         --       58,390           --          --          --       58,390
New Valley purchase of preferred stock
    in subsidiary ..........................         --         --          850           --          --          --          850
Distributions on common stock ..............         --         --      (13,945)          --          --          --      (13,945)
Amortization of deferred compensation ......         --         --        3,504           --           --         --        3,504
                                                          --------    ---------    ---------    --------    --------    ---------

Balance, December 31, 1999 ................. 21,989,782      2,199      192,952     (302,155)    (27,473)      1,379     (133,098)

Net income .................................         --         --           --      174,218          --          --      174,218
  Unrealized gain on investment securities .         --         --           --           --          --         (63)         (63)
  Pension-related minimum liability
      adjustment ...........................         --         --           --           --          --          21           21
                                                                                                                        ---------
      Total other comprehensive income .....         --         --           --           --          --          --          (42)
                                                                                                                        ---------
Total comprehensive income .................         --         --           --           --          --          --      174,176
                                                                                                                        ---------

Exercise of options and warrants ...........  2,455,206        246         (156)          --          --          --           90
Effect of stock dividend ...................  1,222,030        122       20,730      (20,852)         --          --           --
Effect of New Valley share repurchase ......         --         --          413           --          --          --          413
Distributions on common stock ..............         --         --      (30,759)          --          --          --      (30,759)
Amortization of deferred compensation ......         --         --        1,627           --           --         --        1,627
                                             ----------   --------    ---------    ---------    --------    --------    ---------

Balance, December 31, 2000 ................. 25,667,018      2,567      184,807     (148,789)    (27,473)      1,337       12,449

Net income .................................         --         --           --       20,663          --          --       20,663
  Unrealized gain on investment securities .         --         --           --           --          --         (60)         (60)
  Effect of New Valley capital transactions          --         --           --           --          --        (107)        (107)
                                                                                                                        ---------
      Total other comprehensive income .....         --         --           --           --          --          --         (167)
                                                                                                                        ---------
Total comprehensive income .................         --         --           --           --          --          --       20,496
                                                                                                                        ---------

Distributions on common stock ..............         --         --      (46,751)          --          --          --      (46,751)
Effect of New Valley acquisition of LTS ....         --         --        8,556           --          --          --        8,556
Issuance of stock ..........................  1,669,344        167       41,974           --       7,859          --       50,000
Exercise of options and warrants ...........  2,975,025        297       15,607           --       1,281          --       17,185
Effect of stock dividend ...................  1,502,107        150       54,369      (54,519)         --          --           --
Conversion of debt .........................  1,358,353        136       45,018           --          --          --       45,154
Tax benefit of options exercised ...........         --         --       11,133           --          --          --       11,133
Effect of New Valley share repurchase ......         --         --          176           --          --          --          176
Amortization of deferred compensation ......         --         --        5,907           --          --          --        5,907
LTS distribution ...........................         --         --      (10,947)          --           --         --      (10,947)
                                             ----------   --------    ---------    ---------    --------    --------    ---------
Balance, December 31, 2001 ................. 33,171,847   $  3,317    $ 309,849    $(182,645)   $(18,333)   $  1,170     $113,358
                                             ==========   ========    =========    =========    ========    ========    =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              Year Ended December 31,
                                                                         -----------------------------------
                                                                           2001         2000         1999
                                                                         ---------    ---------    ---------

Cash flows from operating activities:
  Net income .........................................................   $  20,663    $ 174,218    $ 235,673
                                                                         ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ..................................       9,973       11,523    $   7,162
      Non-cash stock-based expense ...................................       5,878        2,583        5,360
      Impact of discontinued operations ..............................         537       (8,285)      (3,520)
      Minority interests .............................................      (7,407)      15,512       (4,492)
      Gain on brand transaction ......................................          --           --     (294,078)
      Gain on sale of assets .........................................      (1,334)    (192,064)      (8,540)
      Loss on sale of real estate ....................................       9,866       (5,858)          --
      Loss on debt conversion ........................................       6,445           --           --
      Deferred income taxes ..........................................     (16,731)       1,526      (12,948)
      Deferred finance charge ........................................       1,929           --           --
      Currency translation gain ......................................          --       (2,085)      (1,352)
      Gain on sale of securities .....................................         820           --           --
      Loss on retirement of debt .....................................          --        1,821        1,660
      Non-cash interest expense ......................................       1,027        4,940       21,612
      (Gain) loss in joint venture ...................................          --      (52,589)      12,081
      Equity in loss of affiliates ...................................          --           --        8,981
      Income taxes ...................................................      (9,596)          --           --
      Other ..........................................................        (430)          --          476
  Changes in assets and liabilities (net of effect of acquisitions and dispositions):
      Receivables ....................................................     (23,613)         (31)       1,590
      Inventories ....................................................     (23,730)      (9,011)      (9,589)
      Accounts payable and accrued liabilities .......................      54,075       36,907      (11,905)
      Other assets and liabilities, net ..............................      (8,652)      16,043      117,125
                                                                         ---------    ---------    ---------
Net cash provided by (used in) operating activities ..................      19,720       (4,850)      65,296
                                                                         ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net ...................       7,912      323,266        4,622
  Proceeds from brand transaction ....................................          --           --      145,000
  Sale or maturity of investment securities ..........................      16,418       58,811        5,421
  Purchase of investment securities ..................................    (162,959)     (32,324)      (8,585)
  Sale or liquidation of long-term investments .......................       1,133           --        5,810
  Purchase of long-term investments ..................................      (5,711)      (3,310)      (7,000)
  Investment in joint venture ........................................          --       (2,573)          --
  Decrease in restricted assets ......................................       1,231       (1,565)          --
  Proceeds from sale of real estate, net .............................      42,160           --       45,288
  Sale of preferred stock in subsidiary, net .........................          --           --        3,628
  Payment of prepetition claims ......................................      (3,183)        (376)         (85)
  New Valley purchase of common shares ...............................        (274)      (1,190)        (194)
  Cash received in LTS acquisition, net...............................       4,065           --           --
  Capital expenditures ...............................................     (77,100)     (26,840)     (64,028)
                                                                         ---------    ---------    ---------
Net cash (used in) provided by investing activities ..................    (176,308)     313,899      129,877
                                                                         ---------    ---------    ---------



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Year Ended December 31,
                                                               -----------------------------------
                                                                  2001         2000         1999
                                                               ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from debt .......................................     264,441          700       29,914
  Repayments of debt .......................................     (32,777)    (107,868)    (215,193)
  Deferred financing charges ...............................      (9,642)          --          100
  Borrowings under revolver ................................     508,121      433,075      375,394
  Repayments on revolver ...................................    (527,495)    (405,602)    (358,729)
  (Decrease) increase in margin loan payable ...............      (4,675)       3,692       (5,017)
  (Decrease) increase in cash overdraft ....................        (501)         501         (610)
  Distributions on common stock ............................     (46,751)     (30,759)     (13,945)
  Proceeds (repayments) from participating loan ............       2,981      (67,027)       7,102
  Issuance of common stock .................................      50,000           --           --
  Proceeds from exercise of options and warrants ...........      17,185           --           --
  Cash impact of LTS distribution...........................      (8,136)          --           --
  Other, net ...............................................          79           --         (297)
                                                               ---------    ---------    ---------
Net cash provided by (used in) financing activities ........     212,830     (173,288)    (181,281)
                                                               ---------    ---------    ---------
Net cash provided by discontinued operations................       4,006        1,739           --
Effect of exchange rate changes on cash and cash equivalents          --         (110)      (1,165)
                                                               ---------    ---------    ---------
Net increase in cash and cash equivalents ..................      60,248      137,390       12,727
Cash and cash equivalents, beginning of year ...............     157,513       20,123        7,396
                                                               ---------    ---------    ---------
Cash and cash equivalents, end of year .....................   $ 217,761    $ 157,513    $  20,123
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Vector Tobacco Inc. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries. As of June 1, 1999, New Valley Corporation ("New Valley") became a consolidated majority-owned subsidiary of the Company as a result of New Valley's recapitalization. The Company owned 56.3% of New Valley's common shares at December 31, 2001. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

           Vector Tobacco is engaged in the development and marketing of new, reduced carcinogen and nicotine-free cigarette products. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. New Valley is currently engaged in the real estate business through its New Valley Realty division and is seeking to acquire additional operating companies.

           As discussed more thoroughly in Note 19, New Valley's broker-dealer operations are presented as discontinued operations.

           SUBSEQUENT EVENT: On February 15, 2002, a subsidiary of the Company entered into amended agreements to acquire the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. Medallion is a discount cigarette manufacturer headquartered in Richmond, Virginia. The total purchase price will consist of $50,000 in cash and $60,000 in notes, with the notes to be guaranteed by the Company and Liggett. The transaction is expected to close early in the second quarter of 2002 subject to customary closing conditions.

      (b)  ESTIMATES AND ASSUMPTIONS:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

      (c)  CASH AND CASH EQUIVALENTS:

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (d)  FINANCIAL INSTRUMENTS:

           The carrying value of cash and cash equivalents, restricted assets and short-term loans are reasonable estimates of their fair value.

           The carrying amounts of short-term debt reported in the Consolidated Balance Sheets are a reasonable estimate of fair value. Long-term debt for the year ended December 31, 2001 was estimated based on current market quotations, where available.

           The methods and assumptions used by the Company's management in estimating fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

      (e)  INVESTMENT SECURITIES:

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

           Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 27.9% of Liggett's net sales in 2001, 33.8% of Liggett's net sales in 2000 and 30.7% of Liggett's net sales in 1999. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

      (g)  ACCOUNTS RECEIVABLE:

           The allowance for doubtful accounts and cash discounts was $1,870 and $1,073 at December 31, 2001 and 2000, respectively.

      (h)  INVENTORIES:

           Tobacco inventories are stated at the lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first out (FIFO) method at Vector Tobacco.

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

      (i)  RESTRICTED ASSETS:

           Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey for New Valley in connection with the settlement of a lawsuit. (Refer to Note 18.)

           Restricted assets at December 31, 2000 consisted primarily of a bond in the amount of $3,450 required by Florida law in order to stay execution of the ENGLE judgment. (Refer to Note 15.)

      (j)  PROPERTY, PLANT AND EQUIPMENT:

           Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 to 30 years for buildings and 3 to 15 years for machinery and equipment.

           Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2001, 2000 and 1999, interest costs of $425, $0 and $3,287, respectively, were capitalized.

           Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

      (k)  INTANGIBLE ASSETS:

           Intangible assets, consisting principally of trademarks, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $19, $28 and $73, respectively. Management periodically reviews the carrying value of such assets to determine whether asset values are impaired.

      (l)  IMPAIRMENT OF LONG-LIVED ASSETS:

           Impairment losses on long-lived assets are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future cash flows of the underlying business.

      (m)  SECURITIES SOLD, NOT YET PURCHASED:

           Securities sold, not yet purchased represent obligations of the Company to deliver a specified security at a contracted price and thereby, create a liability to repurchase the security in the market

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

           at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recognized in the consolidated balance sheet.

      (n)  EMPLOYEE BENEFITS:

           Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 2001, 2000 and 1999 which are subject to significant fluctuations in the near term.

      (o)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

           The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

      (p)  STOCK OPTIONS:

           The Company measures compensation expense for stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

      (q)  INCOME TAXES:

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


      (s)  NEW ACCOUNTING PRONOUNCEMENTS:

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

           During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of operations will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption and subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements.

           In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. Adoption of EITF Issue No. 00-25 is expected to result in a significant reduction of reported revenues and a corresponding reduction in operating, selling, administrative and general expenses.

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

           In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

      (t)  ADVERTISING AND PROMOTIONAL COSTS:

           Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $103,629, $95,584 and $69,079 for the years ended December 31, 2001, 2000 and 1999, respectively.

      (u)  LEGAL COSTS:

           The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

      (v)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 30, 2001, September 28, 2000 and September 30, 1999. The dividends were charged to retained earnings in the net amount of $54,519 in 2001, $20,852 in 2000 and $25,646 in 1999 and were based on the fair value of the Company's common stock. In connection with each 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 1999.

           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following for the years ended December 31, 2001, 2000 and 1999:

                                                           2001         2000         1999
                                                        ----------   ----------   ----------

              Weighted average shares for basic EPS .   29,516,071   24,690,361   24,243,734

              Plus incremental shares related to:

                  stock options and warrants ........    6,018,845    4,395,644    5,315,693
                                                        ----------   ----------   ----------

              Weighted average shares for diluted EPS   35,534,916   29,086,005   29,559,427
                                                        ==========   ==========   ==========

      (w)  COMPREHENSIVE INCOME:

           Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $20,496 for the year ended December 31, 2001, $174,176 for the year ended December 31, 2000 and $212,278 for the year ended December 31, 1999.

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

      The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC ("Western Realty Development"), a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo"), in accordance with the terms of the participating loan. (Refer to Note 18.) Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197,098, New Valley received $57,208 and Apollo received $68,338. The Company recorded a gain of $161,000 (including the Company's share of New Valley's gain), net of income taxes and minority interests, in connection with the sale in the third quarter of 2000.

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

4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity, net of minority interests. The Company had unrealized losses on sales of investment securities available for sale of $1,883 in 2001 and gains of $2,271 in 2000.

      The components of investment securities available for sale at December 31, 2001 and 2000 are as follows:

                                                 Gross     Gross
                                              Unrealized  Unrealized     Fair
                                      Cost       Gain       Loss         Value
                                      ----       ----       ----         -----

      2001

      Marketable equity securities   $ 18,929    $1,933     $2,835     $ 18,027
      Marketable debt securities .    152,885       430        522      152,793
      Marketable warrants ........         --     2,877         --        2,877
                                     --------    ------     ------     --------
      Investment securities ......   $171,814    $5,240     $3,357     $173,697

      2000

      Marketable equity securities   $ 24,016    $  411     $4,096     $ 20,331
      Marketable debt securities .      3,050        --         --        3,050
      Marketable warrants ........         --     5,956         --        5,956
                                     --------    ------     ------     --------
      Investment securities ......   $ 27,066    $6,367     $4,096     $ 29,337
                                     ========    ======     ======     ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



5.    INVENTORIES

      Inventories consist of:

                                          December 31,
                                       --------------------
                                         2001        2000
                                       --------    --------

      Leaf tobacco .................   $ 26,364    $  7,911
      Other raw materials ..........      6,764       1,382
      Work-in-process ..............      2,263       2,156
      Finished goods ...............     15,317      18,924
      Replacement parts and supplies      3,040       2,640
                                       --------    --------
      Inventories at current cost ..     53,748      33,013
      LIFO adjustments .............       (554)     (3,261)
                                       --------    --------
                                       $ 53,194    $ 29,752
                                       ========    ========

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2001, Liggett had leaf tobacco purchase commitments of approximately $7,082 and Vector Tobacco had leaf tobacco purchase commitments of approximately $8,300.

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                          December 31,
                                      ---------------------
                                         2001        2000
                                      ---------    --------

      Land and improvements .......   $   2,252    $  1,670
      Buildings ...................      23,035      15,641
      Machinery and equipment .....      81,396      71,741
      Leasehold improvements ......       1,451          --
      Construction-in-progress ....      27,464          --
                                      ---------    --------
                                        135,598      89,052
      Less accumulated depreciation     (33,413)    (40,513)
                                      ---------    --------
                                      $ 102,185    $ 48,539
                                      =========    ========

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $9,853, $11,479 and $7,069, respectively.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



7.    LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                 December 31, 2001        December 31, 2000
                                -------------------      --------------------
                                Carrying      Fair       Carrying       Fair
                                 Value        Value        Value        Value
                                --------      -----      --------       -----

Limited partnerships.........   $10,044      $16,882        $4,654      $10,493

      The principal business of the limited partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company is an investor in real estate partnerships where it is required to make additional investments of up to an aggregate of $8,300 at December 31, 2001. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

      The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                  December 31,  December 31,
                                                                      2001        2000
                                                                  ------------  -------------

      Vector:
      6.25% Convertible Subordinated Notes due 2008 ............   $ 132,500    $     --

      VGR Holding:
      10% Senior Secured Notes due 2006, net of
         unamortized discount of $9,242 ........................      50,758          --

      Liggett:
      Revolving credit facility ................................          --      19,374
      Term loan under credit facility ..........................       5,865       4,320
      Other notes payable ......................................       7,748       5,760

      New Valley:
      Notes payable - shopping centers .........................          --      19,529
      Notes payable - Russia ...................................          --       8,187

      Vector Research:
      Equipment loan ...........................................      12,724          --

      Vector Tobacco:
      Note payable .............................................       8,847          --
      Equipment loan ...........................................         389

      Other ....................................................         250         570
                                                                   ---------    --------

      Total notes payable, long-term debt and other obligations      219,081      57,740
      Less:
            Current maturities .................................      (4,808)    (17,850)
                                                                   ---------    --------
      Amount due after one year ................................   $ 214,273    $ 39,890
                                                                   =========    ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $33.66 per share at December 31, 2001. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. The initial conversion price of $36.531 per share has been adjusted to reflect a cash dividend of $0.40 per share of common stock and a 5% stock dividend paid by the Company on September 28, 2001 and a cash dividend of $0.40 per share of common stock and a special dividend in the form of 0.348 of a share of Ladenburg Thalmann Financial Services Inc. paid on December 20, 2001.

      In December 2001, $40,000 of the notes were converted into 1,188,353 shares of Vector's common stock. In connection with the conversion of the notes, Vector issued 170,000 additional shares of its common stock to the holder and paid the holder $1,086 of accrued interest. Vector recognized interest expense of $6,445 on the transaction.

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

      10% SENIOR SECURED NOTES DUE MARCH 31, 2006 - VGR HOLDING:

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

      15.75% SERIES B SENIOR SECURED NOTES DUE 2001 - VGR HOLDING:

      In January 2000, VGR Holding repurchased $5,500 principal amount of its Notes, together with accrued interest thereon. In connection with the sale of Western Tobacco Investments on August 4, 2000, VGR Holding repurchased a portion of the notes and redeemed the remaining Notes on September 5, 2000. The Company recognized an extraordinary loss in 2000 and 1999 on early extinguishment of debt primarily due to the unamortized imputed interest associated with the repurchased notes.

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $35,000 credit facility, under which $0 was outstanding at December 31, 2001. Availability under the credit facility was approximately $29,301 based on eligible collateral at December 31, 2001. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 6.0% at December 31, 2001. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2001, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $40,158 and net working capital was $26,085, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase its Mebane, North Carolina facility, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,865 was outstanding at December 31, 2001. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 with a final payment of $1,890. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      EQUIPMENT LOANS - LIGGETT:

      In January 1999, Liggett purchased equipment for $5,750 and borrowed $4,500 to fund the purchase. The loan, which is collateralized by the equipment and guaranteed by VGR Holding and the Company, is payable in 60 monthly installments of $56 including annual interest of 7.67% with a final payment of $2,550. The loan was repaid in July 2001 in connection with the sale of the equipment.

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

      In October and December 2001, Liggett purchased equipment for $3,204 and $3,200, respectively, through capital lease arrangements guaranteed by the Company, each payable in 60 monthly installments with interest calculated at the prime rate.

      SUBSEQUENT EVENT: In March 2002, Liggett purchased equipment for $3,023 through a capital lease arrangement, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%.

      NOTE PAYABLE - VECTOR TOBACCO:

      In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, payable in 60 monthly installments of $85, including annual interest at 4.85% above LIBOR with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by VGR Holding and Vector.

      During December 2001, Vector Tobacco executed a second promissory note with the same lender for approximately $1,159 to finance building improvements. The second promissory note is payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%.

      EQUIPMENT LOANS - VECTOR RESEARCH:

      In February 2001, a subsidiary of Vector Research Ltd. purchased equipment for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the equipment and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 120 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate with a final payment of $6,125.

      SUBSEQUENT EVENT: In February 2002, the Vector Research subsidiary purchased equipment for $6,575 and borrowed $6,150 to fund the purchase. The loan, which is collateralized by the equipment, is guaranteed by Vector Research and the Company. The loan is payable in 120 monthly installments of $44, including annual interest at a variable rate of 2.75% plus the 30-day average commercial paper rate.

      SCHEDULED MATURITIES:

      Scheduled maturities of long-term debt are as follows:

      Year ending December 31:

         2002............................  $  4,808
         2003............................     5,720
         2004............................     5,588
         2005............................     4,907
         2006............................    59,364
         Thereafter......................   138,694
                                            -------
                  Total..................  $219,081
                                            =======


9.    COMMITMENTS

      Certain of the Company's subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

      Year ending December 31:

         2002  ...................         $ 4,317
         2003  ...................           4,118
         2004  ...................           2,949
         2005  ...................           2,510
         2006  ...................           2,212
         Thereafter ..............           9,462
                                           -------
         Total ...................         $25,568
                                           =======

      The Company's rental expense for the years ended December 31, 2001, 2000 and 1999 was $3,792, $2,519 and $4,245, respectively.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      The Company's net pension expense (credit) consists of the following components:


                                                           Year Ended December 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
      Service cost - benefits earned during the period   $    350    $    350    $    350
      Interest cost on projected benefit obligation ..     10,687      11,034      10,850
      Expected return on assets ......................    (19,792)    (18,157)    (15,338)
      Amortization of net gain .......................     (4,411)     (4,010)       (894)
      Curtailment related to plan restructuring ......         --          --       1,302
                                                         --------    --------    --------
      Net pension expense (credit) ...................   $(13,166)   $(10,783)   $ (3,730)
                                                         ========    ========    ========



                                                                 2001         2000
                                                              ---------    ---------
      Change in benefit obligation:
          Benefit obligation at January 1 .................   $(146,882)   $(151,508)
          Interest cost ...................................     (10,687)     (11,034)
          Benefits paid ...................................      15,043       15,829
          Actuarial loss ..................................      (5,174)        (169)
                                                              ---------    ---------
          Benefit obligation at December 31 ...............   $(147,700)   $(146,882)
                                                              ---------    ---------

      Change in plan assets:
          Fair value of plan assets at January 1 ..........   $ 211,585    $ 198,787
          Actual return on plan assets ....................     (31,242)      28,276
          Contributions ...................................         341          351
          Benefits paid ...................................     (15,043)     (15,829)
                                                              ---------    ---------
          Fair value of plan assets at December 31 ........   $ 165,641    $ 211,585
                                                              =========    =========

      Excess of plan assets versus benefit
              obligations at December 31 ..................   $  17,941    $  64,703
          Unrecognized actuarial gains ....................        (223)     (60,840)
          Contributions or SERP benefits ..................          92           88
                                                              ---------    ---------
      Net pension asset before additional minimum liability
              and purchase accounting valuation adjustments      17,810        3,951
      Additional minimum liability ........................      (1,577)      (1,523)
      Purchase accounting valuation adjustments relating
              to income taxes .............................       1,687        2,035
                                                              ---------    ---------
      Pension asset included in the December 31
              balance sheet ...............................   $  17,920    $   4,463
                                                              =========    =========

      Assumptions used in the determination of net pension expense and the actuarial present value of benefit obligations for the years ended December 31, 2001 and 2000 follow:

                                                               2001                  2000
                                                               ----                  ----
  Discount rates..................................        6.00% - 7.25%          6.50 - 7.75%
  Accrued rates of return on invested assets......            9.25%                 9.75%
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



      POSTRETIREMENT MEDICAL AND LIFE INSURANCE PLANS:

      LIGGETT

      Substantially all of Liggett's employees are eligible for certain postretirement benefits if they reach retirement age while working for the Company. Retirees are required to fund 100% of participant medical premiums.

      The components of net periodic postretirement benefit cost for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                       2001     2000      1999
                                                      -----    -----    ------

      Service cost, benefits attributed to employee
           service during the year ................   $  43    $  34    $   45
      Interest cost on accumulated postretirement
           benefit obligation .....................     640      675       599
      Charge for special termination benefits .....      --       --       240
      Amortization of net (loss) gain .............    (306)    (272)      582
                                                      -----    -----    ------

      Net periodic postretirement benefit expense .   $ 377    $ 437    $1,466
                                                      =====    =====    ======

      The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 2001 and 2000 applicable to each employee group for benefits:


                                                                   2001        2000
                                                                 --------    --------
      Change in benefit obligation:
           Benefit obligation at January 1 ...................   $ (8,636)   $ (9,096)
           Service cost ......................................        (43)        (34)
           Interest cost .....................................       (640)       (675)
           Benefits paid .....................................        651         688
           Actuarial (losses) gain ...........................       (247)        481
                                                                 --------    --------
           Benefit obligation at December 31 .................   $ (8,915)   $ (8,636)
                                                                 ========    ========

      Change in plan assets:
           Contributions .....................................   $    651    $    688
           Benefits paid .....................................       (651)       (688)
                                                                 --------    --------
           Fair value of plan assets at December 31 ..........   $     --    $     --
                                                                 ========    ========

      Accumulated postretirement benefit obligation (in excess
               of plan assets) ...............................   $ (8,915)   $ (8,636)
           Unrecognized net gain .............................     (2,892)     (3,445)
      Purchase accounting valuation adjustments relating
               to income taxes ...............................        527         636
                                                                 --------    --------
      Postretirement liability included in the December 31
               balance sheet .................................   $(11,280)   $(11,445)
                                                                 ========    ========

      The APBO at December 31, 2001 and 2000 was determined using a discount rate of 7.75% and a health care cost trend rate of 4% in 2001 and 2000. A 1% increase in the trend rate for health care costs would have increased

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      the APBO and net periodic postretirement benefit cost by $21 and $290, respectively, for the year ended December 31, 2001. The Company does not hold any assets reserved for use in the plan.

      PROFIT SHARING AND OTHER PLANS:

      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed and expended $593, $553 and $527 to the 401(k) plans for the years ended December 31, 2001, 2000 and 1999, respectively.

      Effective January 1, 2002, the Company adopted a Supplemental Executive Retirement Plan. The plan is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. The plan will be funded through life insurance contracts on various of the key employees, though the plan does not require formal funding.

11.   INCOME TAXES

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

                                              Year Ended December 31,
                                            -----------------------------
                                              2001       2000      1999
                                            --------    -------   -------
      Current:
      U.S. Federal ......................   $ 15,634    $ 9,239   $ 1,208
      Foreign ...........................        227         --       429
      State .............................      4,017      2,435     5,076
                                            --------    -------   -------
                                              19,878     11,674     6,713
                                            --------    -------   -------

      Deferred:
      U.S. Federal ......................   $ (5,658)   $67,908   $66,493
      Foreign ...........................         --         --       445
      State .............................        797      2,201     8,612
                                            --------    -------   -------
                                              (4,861)    70,109    75,550
                                            --------    -------   -------
      Total provision ...................   $ 15,017    $81,783   $82,263
                                            ========    =======   =======

      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                           December 31, 2001              December 31, 2000
                                                     ----------------------------    ----------------------------
                                                      Deferred Tax    Deferred Tax    Deferred Tax    Deferred Tax
                                                        Assets       Liabilities        Assets       Liabilities
                                                     ------------    ------------    ------------    ------------

      Excess of tax basis over book basis-
        non-consolidated subsidiaries ......          $25,013         $ 16,981        $       --         $  21,113
      Deferral on brand transaction ........               --          103,100                --           103,100
      Other ................................           20,010           13,206            50,909             7,544
      U.S. tax loss carryforwards-New Valley           48,730               --            41,883                --
      Valuation allowance ..................          (77,681)              --           (81,677)               --
      Reclassifications ....................               --               --              (717)              717
                                                     --------         --------         ---------          --------
                                                     $ 16,072         $133,287         $  10,398          $132,474
                                                     ========         ========         =========          ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $77,681 at December 31, 2001, which relates to the deferred assets of New Valley.

      The valuation allowance of $77,681 at December 31, 2001 consisted primarily of New Valley's net operating loss carryforwards of $48,730. In addition, a valuation allowance was established against New Valley's additional deferred tax assets of $28,950 primarily related to differences between book and tax accounting purposes for basis in investments and subsidiaries and restructuring accruals.

      As of December 31, 2001, New Valley and its consolidated group had U.S. net operating loss carryforwards of approximately $123,000 for tax purposes, which expire at various dates from 2002 through 2008. Approximately $7,743 of net operating loss carryforwards constitute pre-change losses and are limited under Internal Revenue Code Section 382, and $115,257 of net operating losses were unrestricted.

      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                  2001               2000               1999
                                                                --------          ---------          ---------
      Income (loss) from continuing operations before
          income taxes ................................         $ 36,217          $ 252,437          $ 318,542
                                                                --------          ---------          ---------

      Federal income tax provision (benefit) at
              statutory rate ..........................           12,676             88,353            111,490

      Increases (decreases) resulting from:
          State income taxes, net of federal income tax
            benefits ..................................            3,129              3,013              8,897
          Foreign taxes ...............................              227                 --                873
          Difference in basis related to disposal of
            foreign subsidiary ........................           (4,228)            (9,837)                --
          Impact of LTS distribution, net .............            4,072                 --                 --
          Other, net ..................................            3,137              1,338                822
          Changes in valuation allowance ..............           (3,996)                --            (39,624)
                                                                --------          ---------          ---------
          Provision for income tax ....................         $ 15,017          $  82,867          $  82,458
                                                                ========          =========          =========


12.   EQUITY

      In May 2001, Vector completed the sale of 1,721,311 shares of its common stock to High River Limited Partnership, an investment entity owned by Carl C. Icahn, for $50,000 at a price of $29.05 per share, the market price when negotiations with Mr. Icahn were completed.

      During 2001, a total of 2,197,927 warrants to purchase Vector's common stock at $4.18 per share were exercised. At December 31, 2001, Vector had outstanding 121,623 of the $4.18 warrants which expire in 2003.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      During 2001, 525,000 options to purchase Vector's common stock at $5.18 per share were exercised by a law firm which represents the Company and Liggett. At December 31, 2001, the law firm had options for an additional 591,281 shares at $5.18 per share, which expire in 2003.

      In June 2001, the Company granted 10,500 shares of its common stock to each of its three outside directors which will vest over a period of three years. The Company will recognize compensation expense of $1,017 over the vesting period.

13.   STOCK PLANS

      In November 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "1999 Plan") which was approved by the stockholders of the Company in May 2000. The 1999 Plan authorizes the granting of up to 5,512,500 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

      In October 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the "1998 Plan"). The 1998 Plan, adopted in May 1998, authorizes the granting of up to 5,788,125 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan.

      In January 2001, the Company granted non-qualified stock options to the Chairman and the President of the Company pursuant to the Company's 1999 Long-Term Incentive Plan. Under the options, the option holders have the right to purchase an aggregate of 787,500 shares of common stock at an exercise price of $18.21 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on November 4, 2003. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a change in control or (ii) the termination of the option holder's employment with the Company due to death or disability.

      During the year ended December 31, 2001, other employees of the Company or its subsidiaries were awarded a total of 962,425 non-qualified options to purchase shares of common stock at prices ranging from $17.02 to $45.53, generally at the fair market value on the dates of grant under the Company's 1998 and 1999 Long-Term Incentive Plan. The Company will recognize compensation expense of $1,031 over the vesting period.

      In November 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries, including the Chairman and a consultant to the Company who now serves as President and a director of the Company (the "Consultant"), pursuant to the 1999 Plan. Under the options, the option holders have the right to purchase an aggregate of 2,436,525 shares of common stock at an exercise price of $14.00 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on the fourth anniversary of the date of grant. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control" or (ii) the termination of the option holder's employment with the Company due to death or disability.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      In July 1998, the Company granted a non-qualified stock option to each of the Chairman and the Consultant, pursuant to the 1998 Plan. Under the options, the Chairman and the Consultant have the right to purchase 2,894,062 shares and 578,812 shares, respectively, of common stock at an exercise price of $8.43 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and become exercisable as to one-fourth of the shares on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control," or (ii) the termination of the option holder's employment or consulting arrangement with the Company due to death or disability.

      In November 1999, the Company granted non-qualified stock options to purchase 1,014,300 shares of common stock to key employees of Liggett under the 1998 Plan. Under the options, the Liggett option holders had the right to purchase shares at prices ranging from $14.00 to $16.32 per share. The options became exercisable as to 25% of the shares on December 31, 2001 and as to an additional 37.5% of the shares on each of December 31, 2002 and December 31, 2003, assuming the continued employment of the option holder. Vesting is accelerated upon death or disability. The Company will recognize compensation expense of $1,717 over the vesting period.

      As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 49,777 and 488,517, respectively, shares of the Company's common stock at an exercise price of $4.32 per share. The options have a ten-year term and vest in six equal annual installments. The Company will recognize compensation expense of $154 over the vesting period.

      A summary of stock options granted to employees follows:

                                                                                          Weighted
                                                      Number of         Exercise          Average
                                                       Shares            Price           Fair Value
                                                    ------------     -------------       ----------
Outstanding on December 31, 1998..............        3,323,389          $4.32              $ 6.70
     Granted..................................        1,047,375      $14.00-$16.32          $ 6.90
     Exercised................................               --            --                   --
     Cancelled................................               --            --                   --
                                                    -----------
Outstanding on December 31, 1999..............        4,370,764       $4.32-$16.32          $ 6.93
     Granted..................................        3,033,975      $12.92-$17.74              --
     Exercised................................               --            --                   --
     Cancelled................................          (64,050)         $14.00             $ 6.97
                                                    -----------
Outstanding on December 31, 2000..............        7,340,689       $4.32-$17.74          $ 7.30
     Granted..................................        3,794,667      $17.02-$43.53          $24.31
     Exercised................................         (387,610)      $4.32-$16.32          $12.86
     Cancelled................................          (89,972)     $17.02-$23.69          $22.35
Outstanding on December 31, 2001..............       10,657,774       $0.87-$43.53          $ 6.42

Options exercisable at:
     December 31, 1999........................          737,659            --                   --
     December 31, 2000........................        1,549,046            --                   --
     December 31, 2001........................        4,242,228            --                   --


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      The Company will continue to account for stock options granted employees at their intrinsic value. Had the fair value method of accounting been applied to the Company's stock options granted to employees, the pro forma effect would be as follows:

                                                         2001        2000          1999
                                                         ----      --------      --------
      Net income (loss) as reported .................. $ 20,663    $174,218      $235,673
      Estimated fair value of the year's option grants   13,566      11,732         5,605
      Net income adjusted ............................    7,097     162,486       230,068
      Adjusted net income per share - basic ..........     0.24        6.58          9.48
      Adjusted net income per share - diluted ........     0.20        5.58          7.77

      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted.

                                           2001              2000             1999
                                           ----              ----             ----
Risk-free interest rate.........           4.6%-5.4%      5.3%-7.0%           6.1%
Expected volatility.............           47%-52.2%       42%-67%           47%-68%
Dividend yield..................           0.0%-8.5%      0.0%-7.4%         5-9%-5.6%
Expected holding period.........            10 years       10 years         10 years
Weighted average fair value.....          $4.23-$17.52   $3.59-$8.85       $4.84-$7.52

       In December 1996, the Company granted the Consultant non-qualified stock options to purchase 1,157,625 shares of the Company's common stock at an exercise price of $0.87 per share. The options, which have a ten-year term, vest and become exercisable in six equal annual installments beginning on July 1, 1997. Under the agreement, common stock dividend equivalents are paid on each vested and unexercised option. The Company recognized compensation expense of $3,186 in 2001 and $792 in each of 2000 and 1999. In 2001, 2000 and 1999, the Company also recorded charges to income of $1,940, $926 and $444, respectively, for the dividend equivalent rights.

       In January 1995, the Company granted the Consultant a non-qualified stock option, of which options to purchase 289,406 shares at $1.72 per share are outstanding at December 31, 2001. The options are exercisable over a ten-year period and were fully vested in January 1999. The grant provides for dividend equivalent rights on all the shares underlying the unexercised options. In 2001, 2000 and 1999, the Company recorded charges to income of $447, $302 and $166, respectively, for the dividend equivalent rights.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


14.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                Year Ended December 31,
                                                             ---------------------------------
                                                               2001         2000         1999
                                                             -------      -------      -------
       I.  Cash paid during the period for:
             Interest .................................      $ 8,253      $48,437      $48,030
             Income taxes, net of refunds .............        8,517       10,701        2,942

      II.  Non-cash investing and financing activities:
             Issuance of stock dividend ...............       54,519       20,852       25,646
             Conversion of debt .......................       45,018           --           --

           LTS acquisition:
             Assets acquired, net of cash..............       54,014
             Liabilities assumed, including
               minority interest.......................       49,523
             Effect of acquisition in equity...........        8,556

           LTS distribution:
             Assets distributed, net of cash...........       90,645
             Liabilities distributed...................       87,834
             Effect of distribution in equity..........       10,947


15.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the year ended December 31, 2001, Liggett incurred counsel fees and costs totaling approximately $6,832 compared to $7,236 and $5,733, respectively, for 2000 and 1999.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      INDIVIDUAL ACTIONS. As of December 31, 2001, there were approximately 279 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 90 were pending in New York, 64 in Florida, 33 in Maryland, 17 in California and 15 in Mississippi. The balance of the individual cases were pending in 20 states. There are four individual cases pending where Liggett is the only named defendant. In addition to these cases, during the third quarter of 2000, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled to begin in September 2002.

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

      Jury awards in California and Oregon have been entered against other companies in the tobacco industry. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. The punitive damages award was subsequently reduced to $100,000 by the trial court. In each case, both the verdict and damage awards are being appealed by the defendants. In November 2001, in one of these cases, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. Philip Morris has appealed the decision to the California Supreme Court, which has accepted the case for review. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In June 2001, the U. S. Supreme Court declined to review the case. In December 2001, in an individual smoking and health case involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in damages, and the defendant has filed post-trial motions challenging the verdict.

      CLASS ACTIONS. As of December 31, 2001, there were approximately 31 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

      The extent of the impact of the CASTANO decision on smoking-related class action litigation is still uncertain. The CASTANO decision has had a limited effect with respect to courts' decisions regarding narrower

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, a court in Louisiana (Liggett is not a defendant in this proceeding) has certified "addiction-as-injury" class actions that covered only citizens in those states. Two other class actions, BROIN and ENGLE, were certified in state court in Florida prior to the Fifth Circuit's decision. In April 2001, the BROWN case was certified as a class action in California.

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

      It is unclear how the ENGLE court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment. Similar legislation has been enacted in Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South Carolina, Virginia and West Virginia.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      On May 7, 2001, Liggett, along with Philip Morris and Lorillard Tobacco Co., reached an agreement with the class in the ENGLE case, which will provide assurance of Liggett's ability to appeal the jury's July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the court, assures that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including an appeal to the United States Supreme Court.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE), in West Virginia (BLANKENSHIP) and in California (BROWN). A number of class certification denials are on appeal.

      In August 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. In an order issued on March 23, 2001, the court reaffirmed class certification of this medical monitoring action. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the defendants.

      In April 2001, the California state court in the case of BROWN V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California's unfair business practices statute. The court subsequently defined "the applicable class period" for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. The California Court of Appeals denied defendants' writ application, which sought review of the trial court's class certification orders. Defendants filed a petition for review with the California Supreme Court, which was subsequently denied. Trial is scheduled to begin in October 2002. Liggett is a defendant in the case.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett and Brooke Group Holding. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, on July 28, 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants, although Liggett has complied with certain discovery requests. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett or Brooke Group Holding as defendants. In Nevada, an amended complaint was filed that did not name Liggett or Brooke Group Holding as defendants. The Arizona action was dismissed by the trial court, but the plaintiffs have appealed that ruling.

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

      GOVERNMENTAL ACTIONS. As of December 31, 2001, there were approximately 39 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of December 31, 2001, there were approximately 11 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

      In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major tobacco companies. As against Liggett, the jury awarded the plaintiff damages of $89. In February 2002, the court awarded plaintiff's counsel $37,800 in attorneys' fees, without allocating the fee award among the several defendants. Liggett has appealed both the jury verdict and the attorneys' fee award.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      not provide the basis for the relief sought. In September 2000, the court dismissed the government's claims based on MCRA and MSP, and the court reaffirmed its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement.

      In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached, and no further meetings are planned. Discovery in the case has commenced, and trial has been scheduled for July 2003.

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

      The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs 14 square feet or less in dimension at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities; and prohibits Participating Manufacturers from selling packs containing fewer than 20 cigarettes.

      The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes requirements applicable to lobbying activities conducted on behalf of Participating Manufacturers.

      Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Liggett believes,

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      based on published industry sources, that its domestic shipments accounted for 2.2% of the total cigarettes shipped in the United States during 2001. On April 15 of any year following a year in which Liggett's market share exceeds the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Liggett has expensed $24,606 for its estimated MSA obligations for 2001 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

           YEAR                               AMOUNT
           ----                               ------

      2001  ..........................      $5,000,000
      2002 - 2003  ...................      $6,500,000
      2004 - 2007   ..................      $8,000,000
      2008 - 2017   ..................      $8,139,000
      2018 and each
         year thereafter..............      $9,000,000

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

      TRIALS. Cases currently scheduled for trial during the next six months include an individual action in Florida state court scheduled for May 2002 and an action consolidating the claims of four individuals in a Mississippi state court scheduled for June 2002. In addition, the BROWN class action is scheduled for trial in California state court for October 2002. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the bonding statute enacted in 2000 by the Florida legislature, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,273 pre-tax charge to the consolidated statement of operations for the year ended December 31, 2001. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      LEGISLATION AND REGULATION:

      In January 1993, the Environmental Protection Agency ("EPA") released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate secondary smoke, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government has appealed the court's ruling. Whatever the ultimate outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

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

      Since the Supreme Court decision, various proposals have been made for federal and state legislation to regulate cigarette manufacturers. In May 2001, a Presidential commission appointed by former President Clinton issued a final report recommending that the FDA be given authority by Congress to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health. In addition, Congressional advocates of FDA regulation have introduced such legislation for consideration by the 107th Congress. The ultimate outcome of these proposals cannot be predicted.

      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts preliminarily enjoined this legislation from going into effect on the grounds that it is preempted by federal law. In November 1999, the United States Court of Appeals for the First Circuit affirmed this ruling. In September 2000, the federal district court permanently enjoined enforcement of the law. In October 2001, the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The entire court, however, agreed to re-hear the appeal, reinstating the district court's injunction in the meantime. Oral argument before the full court took place on January 7, 2002, and the court has not yet issued its decision. Notwithstanding the foregoing, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 39 cents, were increased at the beginning of each of 2000 and 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $2.00 per pack in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

      In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control ("OFPC") with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Six months from the issuance of the standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on the Company until the standards are published. Similar legislation is being considered by other state governments and at the federal level.

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

      As of December 31, 2001, New Valley had $2,700 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

16.   RELATED PARTY TRANSACTIONS

      In connection with the Company's convertible note offering in July 2002, the placement agent for the offering required that the principal stockholder and Chairman of the Company grant the placement agent the right, in its sole discretion, to borrow up to 3,150,000 shares of Common Stock from the principal stockholder or any entity affiliated with him during the three-year period ending June 29, 2004 and that he agree not to dispose of such shares during the three-year period, subject to limited exceptions. In consideration for the principal stockholder agreeing to lend his shares in order to facilitate the Company's offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis at his election in cash or shares of Common Stock, equal to 1% of the aggregate market value of 3,150,000 shares of Common Stock. For the six months ended December 31, 2001, the Company paid an entity affiliated with the principal stockholder an aggregate of $593,854 under this agreement.

      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of, and an executive officer and director of the Company is a stockholder and registered representative in, a registered broker-dealer that has performed services for New Valley since before December 31, 1998. The broker-dealer received brokerage commissions and other income of approximately $12, $101 and $59 from New Valley during 2001, 2000 and 1999, respectively.

      During 2001, New Valley paid a fee of $750 to a director of New Valley who served as President of its Ladenburg Thalmann & Co. Inc. broker-dealer subsidiary. The fee was paid for his services in connection with the closing of the acquisition of the subsidiary. (Refer to Note 19.) One-half of the fee was reimbursed to New Valley by the subsidiary.

      An outside director of New Valley serves as a managing director of an investment bank that provided advisory services to New Valley in 1999 in connection with the sale of a 19.9% interest in its broker-dealer subsidiary to Berliner Effektengesellschaft AG. New Valley paid this firm a fee of $254 in cash and 8,816 Berliner shares in connection with such services. During 2000, the investment bank provided services to Brooke (Overseas) in connection with the sale of Western Tobacco Investments. Brooke (Overseas) paid this firm $750 in connection with such services.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                December 31, 2001            December 31, 2000
                                              ---------------------         ---------------------
                                              Carrying        Fair          Carrying        Fair
                                               Amount        Value           Amount        Value
                                               ------        -----           ------        -----
      Financial assets:
        Cash and cash equivalents .......      $217,761      $217,761      $157,513      $157,513
        Investments available for sale ..       173,697       173,697        29,337        29,337
        Trading securities owned ........            --            --        18,348        18,348
        Restricted assets ...............        21,935        21,935         7,549         7,549
        Receivables from clearing brokers            --            --        10,126        10,126
        Long-term investments ...........        10,044        16,882         4,654        10,493
      Financial liabilities:
        Margin loans payable ............            --            --         4,675         4,675
        Notes payable and long-term debt        219,081       243,273        57,740        57,740


18.   NEW VALLEY CORPORATION

      Following the December 2001 distribution of New Valley's broker-dealer operations (refer to Note 19) and asset dispositions in Russia, New Valley is engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investments are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

      The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of its broker-dealer operations and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. However, there is a risk that New Valley will not be successful in becoming engaged in such business and will become subject to the Investment Company Act. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

      In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2001, New Valley had repurchased 422,000 shares for approximately $1,500. At December 31, 2001, the Company owned 56.3% of New Valley's common shares.

      In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recognized a gain of $900 on the sale. New Valley has engaged in discussions to dispose of its remaining shopping center in Kanawha, West Virginia.

      RUSSIAN REAL ESTATE. In February 1998, New Valley and Apollo organized Western Realty Development to make real estate investments in Russia. New Valley contributed the real estate assets of BrookeMil, including the Ducat Place II office building in Moscow and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development, and Apollo contributed $73,281, including the investment in Western Realty Repin LLC discussed below.

      Western Realty Development made a $30,000 participating loan to Western Tobacco Investments which held Brooke (Overseas)'s interest in Liggett-Ducat. The net cash proceeds from the August 2000 sale of Western Tobacco Investments were divided between Brooke (Overseas) and Western Realty Development in accordance with the terms of the participating loan. Through their investments in Western Realty Development, New Valley received $57,208 in cash proceeds from the sale, and Apollo received $68,338. New Valley recorded a gain of $52,512 in connection with the transaction in 2000.

      In 2001, in connection with the sale of Western Tobacco Investments, Gallaher Overseas purchased from a subsidiary of BrookeMil for $1,500 land adjacent to the Liggett-Ducat manufacturing facility outside Moscow.

      On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21,000, and Apollo received approximately $9,000. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a loss of $21,842 in connection with the sale in 2001.

      In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. Through December 31, 2001, Western Realty Repin had advanced $41,425, of which $29,015 was funded by Apollo to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      10.25 acres located in Moscow across the Moscow River from the Kremlin. A portion of the loan proceeds were also used to reimburse New Valley for expenditures on the sites previously incurred. The sites were planned for development as a residential and hotel complex, subject to market conditions and the availability of financing.

      As of December 31, 2001 and 2000, BrookeMil had invested $37,427 and $35,665, respectively, in the Kremlin sites. These amounts were classified, net of the Western Realty Repin participating loan of $38,406 and $36,127 at December 31, 2001 and 2000, respectively, as other long-term liabilities in the consolidated balance sheet. In acquiring its interest in one of the sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 in 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002, although BrookeMil is seeking an extension of that date. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in the site.

      New Valley has engaged in discussions to sell the Kremlin sites, its remaining real estate holdings in Russia. New Valley anticipates it would receive approximately 37.5% of the net proceeds of a sale.

      LEGAL SETTLEMENT. In the fourth quarter of 2001, New Valley settled a lawsuit against certain of its former insurers, which resulted in income of $17,620. The litigation arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which were launched in 1982 with an expected ten-year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment from the insurers for the shortened lives of the two satellites. The settlement calls for dismissal of the lawsuit against the settling insurers as well as dismissal of the counterclaims brought against New Valley by these insurers.

19.   DISCONTINUED OPERATIONS

      The consolidated financial statements of the Company have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations, which were New Valley's primary source of revenues since 1995. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reported as "Impact of discontinued operations."

      In May 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann"), New Valley's 80.1% owned broker-dealer subsidiary. The purchase price was 23,218,599 shares, $10,000 in cash and $10,000 principal amount of senior convertible notes due December 31, 2005. Following the transaction, the name of GBI, a public company listed on the American Stock Exchange, was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transaction, New Valley owned 53.6% of the outstanding common stock of LTS.

      On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of LTS common stock to holders of New Valley common shares through a special dividend. On the same date, Vector announced that it would, in turn, distribute the 12,694,929 shares of LTS common stock

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      that it would receive from New Valley to the holders of Vector's common stock as a special dividend. The special dividends were accomplished through pro rata distributions of the LTS shares, paid on December 20, 2001 to holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a LTS share for each share of New Valley, and Vector stockholders received 0.348 of a LTS share for each share of Vector.

      Following completion of the special dividend of the LTS's shares, New Valley continues to hold $8,010,000 principal amount of LTS's senior convertible promissory notes, convertible into 3,844,216 shares of LTS common stock, and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per share. New Valley intends within a 12-month period from November 30, 2001 to distribute to its stockholders the remaining interests of New Valley in LTS's common stock.

      Summarized operating results of the discontinued broker-dealer operations are as follow:

                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                           2001(1)         2000             1999(2)
                                                          --------       --------          --------
      Revenues .....................................      $ 88,473       $ 90,111          $ 40,852
      (Loss) income from operations before
         income taxes ..............................       (12,030)         6,298             1,491
      (Benefit) provision for income taxes .........        (1,356)         1,084               195
      Minority interests in subsidiary (loss) income         8,557        (3,398)             (975)
                                                          --------       --------          --------
      Net (loss) income ............................      $ (2,117)      $  1,816          $    321
                                                          ========       ========          ========

      ---------------------------

      (1) Results of operations included for the period January 1 through December 20, 2001.

      (2) Results of operations included for the period June 1 through December 31, 1999.

      GAINS ON DISPOSAL OF DISCONTINUED OPERATIONS. In 2001, Vector recognized a gain on disposal of discontinued operations of $1,580 relating to New Valley's adjustments of accruals established during its bankruptcy proceedings in 1993 and 1994. In 2000, Vector recognized a gain on disposal of discontinued operations of $6,469 from adjustments of New Valley's bankruptcy accruals. The reversal of the accruals reduced restructuring, employee benefit and various tax accruals previously established. In 1999, Vector recognized a gain on disposal of discontinued operations of $1,249 related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


20.   SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interests for the years ended December 31, 2001, 2000 and 1999 follows:


                                                    Vector      Liggett-       Real(2)  Corporate(2)
                                       Liggett     Tobacco        Ducat        Estate     and Other     Total
                                       -------     -------        -----        ------     ---------     -----

      2001

      Revenues ......................   $728,178   $  6,074           --    $   9,966    $      --    $744,218
      Operating income ..............    107,052    (48,643)          --          413      (27,479)     31,343
      Identifiable assets ...........    174,342     93,533           --       12,496      408,532     688,903
      Depreciation and amortization .      4,586      1,686           --        2,353        1,348       9,973
      Capital expenditures ..........     18,746     41,224           --        1,762       15,368      77,100

      2000

      Revenues ......................   $539,059   $     --    $ 107,263    $   3,198    $      --    $649,520
      Operating income ..............     71,434    (15,459)      (5,667)      (5,335)      (4,872)     40,101
      Identifiable assets ...........    108,662     12,006        1,252      137,185      166,743     425,848
      Depreciation and amortization .      4,505         22        5,970        1,020            6      11,523
      Capital expenditures ..........     13,387        790        9,000        3,663           --      26,840

      1999

      Revenues ......................   $422,748   $     --    $ 100,059    $   3,386    $      --    $526,193
      Operating income ..............     76,700     (1,795)       5,215         (776)      (8,832)     70,512
      Identifiable assets ...........    112,900         14      160,526       57,920      173,088     504,448
      Depreciation and amortization .      2,878         --        3,323          890           71       7,162
      Capital expenditures ..........     17,432         --       43,875        2,721           --      64,028

      --------------

      (1) Liggett-Ducat's revenues and operating income are included through the seven months ended July 31, 2000, and the year ended December 31, 1999.

      (2) New Valley became a consolidated subsidiary of Vector on June 4, 1999. Real Estate and New Valley's portion of Corporate and Other are included for 2001 and 2000 and the seven months ended December 31, 1999. For 2000 and 1999, the assets of the discontinued broker-dealer segment are included in Corporate and Other.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


21.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      Quarterly data for the year ended December 31, 2001 and 2000 are as follows:

                                                    December 31,     September 30,      June 30,     March 31,
                                                        2001              2001            2001          2001
                                                   ---------------- ----------------- ------------- -------------

Revenues.....................................            $225,064       $196,419          $182,958     $139,777
Operating (loss) income......................              (6,216)        17,000            19,388        1,171
(Loss) income from continuing
  operations.................................              (1,467)         8,476            11,564        2,627
Income (loss) from discontinued
  operations.................................                 411         (1,107)              256          (97)
                                                         --------       --------          --------     --------
Net (loss) income applicable to
  common shares..............................            $ (1,056)      $  7,369          $ 11,820     $  2,530
                                                         ========       ========          ========     ========
*Per basic common share:

(Loss) income from continuing
  operations.................................           $   (0.04)      $   0.27          $   0.41     $  0.10
Income (loss) from discontinued
  operations.................................                0.01          (0.03)             0.01       (0.01)
                                                         --------       --------          --------     --------
Net (loss) income applicable to
  common shares..............................           $   (0.03)      $   0.24          $   0.42     $  0.09
                                                         ========       ========          ========     ========
*Per diluted common share:

(Loss) income from continuing
  operations.................................           $   (0.04)      $   0.23          $   0.34     $  0.08
Income (loss) from discontinued
  operations.................................                0.01          (0.03)             0.01          --
                                                         --------       --------          --------     --------
Net (loss) income applicable to
  common shares..............................           $   (0.03)      $   0.20          $   0.35     $  0.08
                                                         ========       ========          ========     ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)




                                                    December 31,   September 30,         June 30,         March 31,
                                                        2000            2000               2000               2000
                                                   -------------   -------------        -----------       -----------
      Revenues .............................       $   145,236       $   167,901        $   188,464       $   147,919
      Operating income .....................            17,710             7,272              9,902             5,217
      Income from continuing
        operations .........................             6,108           158,663              2,883               100
      Income from discontinued
        operations .........................             6,808                26                 63             1,388
      Income (loss) from extraordinary items               831            (2,422)                --              (230)
                                                   -----------       -----------        -----------       -----------
      Net income applicable to
        common shares ......................       $    13,747       $   156,267        $     2,946       $     1,258
                                                   ===========       ===========        ===========       ===========
      *Per basic common share:

      Income from continuing
        operations .........................       $      0.24       $      6.31        $      0.12       $        --
      Income from discontinued
        operations .........................              0.27              0.01                 --              0.06
      Income (loss) from extraordinary items              0.03             (0.10)                --             (0.01)
                                                   -----------       -----------        -----------       -----------
      Net income applicable to
        common shares ......................       $      0.54       $      6.22        $      0.12       $      0.05
                                                   ===========       ===========        ===========       ===========

      *Per diluted common share:

      Income from continuing
        operations .........................       $      0.21       $      5.31        $      0.10       $        --
      Income from discontinued operations ..              0.23                --                 --              0.05
      Income (loss) from extraordinary items              0.03             (0.08)                --             (0.01)
                                                   -----------       -----------        -----------       -----------
      Net income applicable to
        common shares ......................       $      0.47       $      5.23        $      0.10       $      0.04
                                                   ===========       ===========        ===========       ===========


      -------------

      * Per share computations include the impact of 5% stock dividends paid on September 28, 2001 and on September 28, 2000. Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

                                VECTOR GROUP LTD.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                Additions
                                                Balance at      Charged to                       Balance
                                                Beginning       Costs and                         at End
                Description                     of Period        Expenses       Deductions      of Period
--------------------------------------------- --------------- --------------- --------------- ---------------
      YEAR ENDED DECEMBER 31, 2001
        Allowances for:
            Doubtful accounts ............         $  565         $    79         $   406         $  238
            Cash discounts ...............            508          26,166          24,811          1,863
            Sales returns ................          3,690             204              --          3,894
                                                   ------         -------         -------         ------
               Total .....................         $4,763         $26,449         $25,217         $5,995
                                                   ======         =======         =======         ======

      YEAR ENDED DECEMBER 31, 2000
        Allowances for:
            Doubtful accounts ............         $  691         $   253         $   379         $  565
            Cash discounts ...............            311          18,867          18,670            508
            Sales returns ................          4,190              --             500          3,690
                                                   ------         -------         -------         ------
               Total .....................         $5,192         $19,120         $19,549         $4,763
                                                   ======         =======         =======         ======

      YEAR ENDED DECEMBER 31, 1999
        Allowances for:
            Doubtful accounts ............         $1,096         $   217         $   622         $  691
            Cash discounts ...............            911          14,957          15,557            311
            Sales returns ................          7,100              --           2,910          4,190
                                                   ------         -------         -------         ------
               Total .....................         $9,107         $15,174         $19,089         $5,192
                                                   ======         =======         =======         ======

      Provision for inventory obsolescence         $1,965         $ 1,124         $   679         $2,410
                                                   ======         =======         =======         ======


