Form 10-Q
period 2002-03-31
VECTOR GROUP LTD
filed 2002-05-15
CIK 59440

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

                          ----------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                          ----------------------------


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

                          ----------------------------



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

         At May 14, 2002, Vector Group Ltd. had 33,257,284 shares of common stock outstanding.


================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of March 31, 2002 and
         December 31, 2001.............................................................................        2

   Vector Group Ltd. Consolidated Statements of Operations for the three months
         ended March 31, 2002 and March 31, 2001.......................................................        3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 2002...................................................................        4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and March 31, 2001.............................................................        5

   Notes to Consolidated Financial Statements..........................................................        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................       26

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       37


PART II.     OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................       38

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       38

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................       38

SIGNATURE..............................................................................................       40


                       VECTOR GROUP LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                               March 31,      December 31,
                                                                                  2002            2001
                                                                               ---------      ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................      $ 175,824       $ 217,761
  Investment securities available for sale ...............................        174,440         173,697
  Accounts receivable - trade ............................................         11,597          34,380
  Other receivables ......................................................          4,093           1,234
  Inventories ............................................................         82,304          53,194
  Restricted assets ......................................................          3,204          20,054
  Deferred income taxes ..................................................          5,535           6,294
  Other current assets ...................................................          8,191           9,113
                                                                                ---------       ---------
    Total current assets .................................................        465,188         515,727

Property, plant and equipment, net .......................................        122,733         102,185
Long-term investments, net ...............................................         10,044          10,044
Restricted assets ........................................................          1,881           1,881
Deferred income taxes ....................................................         10,417           9,778
Other assets .............................................................         49,431          49,288
                                                                                ---------       ---------
    Total assets .........................................................      $ 659,694       $ 688,903
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt ....................      $   5,818       $   4,808
  Accounts payable .......................................................         12,301          16,192
  Accrued promotional expenses ...........................................         11,837          20,634
  Accrued taxes payable ..................................................         24,172          33,992
  Settlement accruals ....................................................         31,023          29,299
  Deferred income taxes ..................................................            759             759
  Accrued interest .......................................................          2,998           6,799
  Prepetition claims and restructuring accruals ..........................          2,693           2,700
  Other accrued liabilities ..............................................         27,287          26,362
                                                                                ---------       ---------
    Total current liabilities ............................................        118,888         141,545

Notes payable, long-term debt and other obligations, less current portion         232,388         214,273
Noncurrent employee benefits .............................................         15,205          14,749
Deferred income taxes ....................................................        133,640         132,528
Other liabilities ........................................................         11,866          16,294
Minority interests .......................................................         56,831          56,156

Commitments and contingencies ............................................

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 37,649,720 and outstanding 33,257,284 .................          3,325           3,317
  Additional paid-in capital .............................................        299,192         309,849
  Deficit ................................................................       (194,508)       (182,645)
  Accumulated other comprehensive income .................................          1,200           1,170
  Less:  4,392,436 shares of common stock in treasury, at cost ...........        (18,333)        (18,333)
                                                                                ---------       ---------
      Total stockholders' equity .........................................         90,876         113,358
                                                                                ---------       ---------

      Total liabilities and stockholders' equity .........................      $ 659,694       $ 688,903
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                         -------------------------------
                                                                           March 31,         March 31,
                                                                             2002              2001
                                                                         ------------       ------------
Revenues:
    Tobacco* ......................................................      $     96,758       $     75,042
    Real estate leasing ...........................................               424              2,641
                                                                         ------------       ------------
      Total revenues ..............................................            97,182             77,683

Expenses:
    Cost of goods sold* ...........................................            61,002             40,764
    Operating, selling, administrative and general expenses .......            52,039             25,983
    Settlement charges ............................................              (807)             9,765
                                                                         ------------       ------------
      Operating (loss) income .....................................           (15,052)             1,171

Other income (expenses):
    Interest and dividend income ..................................             2,820              2,182
    Interest expense ..............................................            (5,385)            (1,258)
    Gain on sale of investments, net ..............................             1,321                465
    (Loss) gain on sale of assets .................................              (344)             1,492
    Other, net ....................................................              (157)                14
                                                                         ------------       ------------

(Loss) income from continuing operations before provision for income
      taxes and minority interests ................................           (16,797)             4,066
    (Benefit) provision for income taxes ..........................            (4,262)             2,145
    Minority interests ............................................              (672)              (706)
                                                                         ------------       ------------

(Loss) income from continuing operations ..........................           (11,863)             2,627
                                                                         ------------       ------------

Discontinued operations:
Loss from discontinued operations .................................                --                (97)
                                                                         ------------       ------------
Net (loss) income .................................................      $    (11,863)      $      2,530
                                                                         ============       ============
Per basic common share:
    (Loss) income from continuing operations ......................      $      (0.36)      $       0.10
                                                                         ============       ============
    Loss from discontinued operations .............................                --              (0.01)
    Net (loss) income applicable to common shares .................      $      (0.36)      $       0.09
                                                                         ============       ============
Basic weighted average common shares outstanding ..................        33,242,737         26,950,369
                                                                         ============       ============


Per diluted common share:
    (Loss) income from continuing operations ......................      $      (0.36)      $       0.08
                                                                         ============       ============
    Loss from discontinued operations .............................                --                 --
    Net (loss) income applicable to common shares .................      $      (0.36)      $       0.08
                                                                         ============       ============
Diluted weighted average common shares outstanding ................        33,242,737         31,449,587
                                                                         ============       ============

---------
* Revenues and Cost of goods sold include excise taxes of $38,444 and $27,124 for the three months ended March 31, 2002 and 2001, respectively.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                          Accumulated
                                                Common Stock         Additional                              Other
                                          -------------------------   Paid-In                  Treasury  Comprehensive
                                             Shares         Amount    Capital      Deficit       Stock      Income        Total
                                          -------------- ----------- ---------- -------------- --------- -------------- -----------
Balance, December 31, 2001 ...............  33,171,847  $    3,317  $  309,849   $ (182,645)  $  (18,333)  $    1,170  $  113,358

Net loss..................................          --          --          --      (11,863)          --           --     (11,863)
  Unrealized gain on investment securities          --          --          --           --           --           30          30
                                                                                                                       ----------
      Total other comprehensive income ...          --          --          --           --           --           --          30
                                                                                                                       ----------
Total comprehensive loss .................          --          --          --           --           --           --     (11,833)
                                                                                                                       ----------
Distributions on common stock ............          --          --     (13,289)          --           --           --     (13,289)
Exercise of options.......................      85,437           8       1,188           --           --           --       1,196
Tax benefit of options exercised .........          --          --         525           --           --           --         525
Amortization of deferred compensation, net          --          --         919           --           --           --         919
                                            ----------  ----------  ----------   ----------   ----------   ----------  ----------
Balance March 31, 2002 ...................  33,257,284  $    3,325  $  299,192   $ (194,508)  $  (18,333)  $    1,200  $   90,876
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     Three Months Ended
                                                    ---------------------
                                                     March 31,  March 31,
                                                       2002       2001
                                                    ---------   ---------

Net cash used in operating activities: ...........  $ (17,995)  $  (1,541)
                                                    ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net      1,822      11,981
  Sale or maturity of investment securities ......      3,040       3,166
  Purchase of investment securities ..............         --      (1,761)
  Purchase of long-term investments ..............         --        (300)
  Purchase of real estate ........................         --        (565)
  Increase (decrease) in restricted assets .......         (6)      2,556
  Issuance of note receivable ....................     (2,500)         --
  Repayment of note receivable ...................      1,000          --
  Payment of prepetition claims ..................         (7)     (2,590)
  New Valley purchase of common shares ...........         --        (239)
  Capital expenditures ...........................    (22,897)    (20,360)
                                                    ---------   ---------
Net cash used in investing activities ............    (19,548)     (8,112)
                                                    ---------   ---------
Cash flows from financing activities:
  Proceeds from debt .............................      9,158      13,999
  Repayments of debt .............................     (1,704)    (10,610)
  Borrowings under revolver ......................    141,092      87,016
  Repayments on revolver .........................   (141,092)   (106,388)
  Decrease in margin loan payable ................         --        (827)
  Decrease in cash overdraft .....................         --         (42)
  Distributions on common stock ..................    (13,289)    (10,267)
  Proceeds from participating loan ...............         --       2,478
  Proceeds from exercise of options and warrants .      1,441          --
                                                    ---------   ---------
Net cash used in financing activities ............     (4,394)    (24,641)
                                                    ---------   ---------
Net cash used in discontinued operations .........         --      (3,089)
Net decrease in cash and cash equivalents ........    (41,937)    (37,383)
Cash and cash equivalents, beginning of period ...    217,761     157,513
                                                    ---------   ---------
Cash and cash equivalents, end of period .........  $ 175,824   $ 120,130
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

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 56.2% of New Valley's common shares at March 31, 2002. All significant intercompany balances and transactions have been eliminated.

           Vector Tobacco is engaged in the development and marketing of new, reduced carcinogen and nicotine-free cigarette products. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. New Valley is currently engaged in the real estate business through its New Valley Realty division and is seeking to acquire additional operating companies.

           As discussed more thoroughly in Note 7, New Valley's former broker-dealer operations are presented for 2001 as discontinued operations.

           On April 1, 2002, a subsidiary of the Company acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by the Company and Liggett. Medallion, a discount cigarette manufacturer headquartered in Richmond, Virginia, is a participant in the Master Settlement Agreement ("MSA") between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the MSA unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.15 billion units in 2001).

           The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

      (c)  RECLASSIFICATIONS:

           Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

      (d)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 28, 2001. In connection with the 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2001.

           The Company had a net loss for the three months ending March 31, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for the three months ended March 31, 2002.

      (e)  COMPREHENSIVE INCOME:

           Comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $11,833 for the three months ended March 31, 2002 and total comprehensive income was $2,600 for the three months ended March 31, 2001.

      (f)  NEW ACCOUNTING PRONOUNCEMENTS:

           During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and became effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of operations have been recorded as a reduction of operating revenues. The Company has determined that the impact of adoption and subsequent application of EITF Issue No. 00-14 did not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which were not significant, have been reclassified to conform to the new requirements.

           In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


           and was effective in the first quarter of 2002. The financial statements reflect adoption of this accounting treatment. For comparative purposes, prior period amounts have been reclassified from operating, selling, administrative, and general expenses to a reduction of revenue. The adoption of EITF 00-25 did not impact the Company's consolidated financial position, operating income, or net income.

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

           In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have any impact on the Company's consolidated financial statements.

2.    LIGGETT VECTOR BRANDS

      In March 2002, the Company announced that the sales and marketing functions of its Liggett and Vector Tobacco subsidiaries will be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of the Company's tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands initially will have 350 salesmen, and enhanced distribution and marketing capabilities. In connection with the creation of the new Liggett Vector Brands entity, the Company took a charge of $3,460 in the first quarter of 2002, related to a reorganization of its business to eliminate redundant positions, consolidate sales and marketing operations and integrate systems.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


3.    INVENTORIES

      Inventories consist of:

                                              March 31,    December 31,
                                                2002           2001
                                              --------     -------------

Leaf tobacco ...........................      $ 38,961       $ 26,364
Other raw materials ....................         6,168          6,764
Work-in-process ........................         3,774          2,263
Finished goods .........................        31,312         15,317
Replacement parts and supplies .........         3,235          3,040
                                              --------       --------
Inventories at current cost ............        83,450         53,748
LIFO adjustments .......................        (1,146)          (554)
                                              --------       --------
                                              $ 82,304       $ 53,194
                                              ========       ========

      At March 31, 2002, Liggett had leaf tobacco purchase commitments of approximately $29,786 and Vector Tobacco had leaf tobacco purchase commitments of approximately $2,422.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                              March 31,      December 31,
                                                2002             2001
                                              ---------      -------------

Land and improvements ..................      $   2,252       $   2,252
Buildings ..............................         24,310          23,035
Machinery and equipment ................        109,961          81,396
Leasehold improvements .................          1,093           1,451
Construction-in-progress ...............         17,838          27,464
                                              ---------       ---------
                                                155,454         135,598
Less accumulated depreciation ..........        (32,721)        (33,413)
                                              ---------       ---------
                                              $ 122,733       $ 102,185
                                              =========       =========

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


5.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                March 31,      December 31,
                                                                  2002            2001
                                                                ---------     --------------

Vector:
6.25% Convertible Subordinated Notes due 2008 ............      $ 132,500       $ 132,500

VGR Holding:
10% Senior Secured Notes due 2006, net of
   unamortized discount of $8,796 and $9,242 .............         51,204          50,758

Liggett:
Revolving credit facility ................................             --              --
Term loan under credit facility ..........................          5,640           5,865
Other notes payable ......................................         10,653           7,748

New Valley:
Notes payable - shopping centers .........................         11,203              --

Vector Research:
Equipment loans...........................................         18,169          12,724

Vector Tobacco:
Note payable .............................................          7,431           8,847
Equipment loans...........................................          1,406             389

Other ....................................................             --             250
                                                                ---------       ---------

Total notes payable, long-term debt and other obligations         238,206         219,081
Less:
      Current maturities .................................         (5,818)         (4,808)
                                                                ---------       ---------
Amount due after one year ................................      $ 232,388       $ 214,273
                                                                =========       =========

      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $33.26 per share at March 31, 2002. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of the convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

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

      10% SENIOR SECURED NOTES DUE MARCH 31, 2006 - VGR HOLDING:

      On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the placement of approximately $46,500. On April 30, 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $25,000. The notes were priced to provide the purchasers with a 15.75% yield to maturity. The new notes are on the same terms as the $60,000 principal amount of senior secured notes previously issued. All $90,000 principal amount of the notes have been guaranteed by the Company and by Liggett.

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreements for the notes contain covenants, which among other things, limit the ability of VGR Holding to make distributions to Vector to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus an additional amount of up to $75,000 during the 12 month period ending March 31, 2003, restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

      Prior to May 14, 2003, VGR Holding may redeem up to $31,500 of the notes at a redemption price of 100% of the principal amount with proceeds from one or more equity offerings. VGR Holding may redeem the notes, in whole or in part, at a redemption price of 100% of the principal amount beginning May 14, 2003. During the term of the notes, VGR Holding is required to offer to repurchase all the notes at a purchase price of 101% of the principal amount, in the event of a change of control, and to offer to repurchase notes, at 100% of the principal amount, with the proceeds of material asset sales.

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $40,000 credit facility, under which $0 was outstanding at March 31, 2002. Availability under the credit facility was approximately $26,176 based on eligible collateral at March 31, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.75% at March 31, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $41,347 and net working capital was $25,229, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase its Mebane, North Carolina facility, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,640 was outstanding at March 31, 2002. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 with a final payment of $1,875. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      EQUIPMENT LOANS - LIGGETT:

      In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      In October and December 2001, Liggett purchased equipment for $3,204 and $3,200, respectively, through capital lease arrangements guaranteed by the Company, each payable in 60 monthly installments of $61 with interest calculated at the prime rate.

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

6.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the three months ended March 31, 2002, Liggett incurred counsel fees and costs totaling approximately $1,711 compared to $2,519 for the three months ended March 31, 2001.

      INDIVIDUAL ACTIONS. As of March 31, 2002, there were approximately 291 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 90 were pending in New York, 65 in Florida, 36 in Maryland, 22 in Mississippi and 17 in California. The balance of the individual cases were pending in 21 states. There are four individual cases pending where Liggett is the only named defendant. In addition to

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      these cases, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled to begin in September 2002.

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

      Jury awards in California and Oregon have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. Philip Morris appealed the decision to the California Supreme Court, which has accepted the case for review. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In June 2001, the United States Supreme Court declined to review the case. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has filed post-trial motions challenging the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers. A hearing on punitive damages is scheduled for May 2002.

      CLASS ACTIONS. As of March 31, 2002, there were approximately 31 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provides for interest at the rate of 10% per year on the jury's awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

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

      In May 2001, Liggett, along with Philip Morris and Lorillard Tobacco Co., reached an agreement with the class in the ENGLE case, which will provide assurance of Liggett's ability to appeal the jury's July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the court, assures that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including an appeal to the United States Supreme Court.

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

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, in July 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett has complied with certain discovery requests. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett as a defendant. In Nevada, an amended complaint was filed that did not name Liggett as a defendant. The Arizona action was dismissed by the trial court, but the plaintiffs have appealed that ruling.

      Liggett and plaintiffs have advised the court, in SIMON V. PHILIP MORRIS ET AL., a putative nationwide smokers class action, that Liggett and the plaintiffs have engaged in preliminary settlement discussions. There are no assurances that any settlement will be reached or that the class will ultimately be certified.

      GOVERNMENTAL ACTIONS. As of March 31, 2002, there were approximately 40 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of March 31, 2002, there were approximately 11 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. In January 2000, the United States Supreme Court denied petitions for certiorari filed by several of the union health and welfare trust funds. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      Liggett has no payment obligations under the MSA unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Liggett believes, based on published industry sources, that its domestic shipments accounted for 2.2% of the total cigarettes shipped in the United States during 2001. On April 15 of any year following a year in which Liggett's market share exceeds the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. Liggett has expensed $24,606 for its estimated MSA obligations for 2001 and $2,980 for the first quarter of 2002 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

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

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the bonding statute enacted in 2000 by the Florida legislature, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the three months ended March 31, 2001. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      As part of the 1997 budget agreement approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 39 cents, were increased at the beginning of each of 2000 and 2002. In general, excise taxes and other taxes on cigarettes have been increasing. These taxes vary considerably and, when combined with sales taxes and the current federal excise tax, may be as high as $2.33 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending, and such tax increases may result in combined total taxes on a pack of cigarettes of $3.89 or more in a given locality in the United States. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and increases in excise and other cigarette-related taxes have been proposed at the state and local levels.

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

      As of March 31, 2002, New Valley had $2,693 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

7.    DISCONTINUED OPERATIONS

      The consolidated financial statements of the Company have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations, which were New Valley's primary source of revenues since 1995. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Loss from discontinued operations," and the net cash flows of these entities have been reported as "Net cash flows used in discontinued operations."

      On December 20, 2001, New Valley distributed its 53.6% interest (22,543,158 shares) of Ladenburg Thalmann Financial Service Inc. ("LTS") common stock to holders of New Valley common shares through a special dividend. On the same date, Vector distributed the 12,694,929 shares of LTS common stock that it received from New Valley to the holders of Vector's common stock as a special dividend.

      On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds.

                                VECTOR GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Summarized operating results of the discontinued broker-dealer operations for the three months ended March 31, 2001 are as follows:

                                                      March 31, 2001
                                                      --------------

          Revenues.............................          $ 19,064
          Expenses.............................           (19,386)
                                                        ---------
          Operating loss before minority
             interests and income taxes........          $   (322)
                                                         ========


8.    SEGMENT INFORMATION

      Financial information for the Company's continuing operations before taxes and minority interest for the three months ended March 31, 2002 and 2001 follows:

                                                        VECTOR             REAL        CORPORATE(1)
                                         LIGGETT       TOBACCO            ESTATE        AND OTHER         TOTAL
                                         -------       -------            ------       ------------       -----

THREE MONTHS ENDED MARCH 31, 2002:

Revenues .........................      $  94,092      $   2,666       $     424       $      --       $  97,182
Operating income (loss) ..........         18,478        (24,519)           (316)         (8,695)        (15,052)
Identifiable assets ..............        170,180         87,254          12,580         389,680         659,694
Depreciation and amortization ....          1,246            967             123             491           2,827
Capital expenditures .............          8,250          9,394             688           4,565          22,897


THREE MONTHS ENDED MARCH 31, 2001:

Revenues .........................      $  75,042      $      --       $   2,641       $      --       $  77,683
Operating income (loss) ..........          9,704           (134)             81          (8,480)          1,171
Identifiable assets ..............        100,089         13,964         131,025         187,218         432,296
Depreciation and amortization ....          1,390            103             680              47           2,220
Capital expenditures .............          1,376          3,484             565          14,935          20,360


(1) For 2001, the assets of the discontinued broker-dealer segment are included in Corporate and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



INTRODUCTION

         The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding Inc., Liggett Group Inc., New Valley Corporation, Vector Tobacco Inc. and other less significant subsidiaries. As of March 31, 2002, we owned 56.2% of New Valley's common shares.

         We are a holding company for a number of businesses. We are engaged principally in:

         o the development of new reduced carcinogen and nicotine-free cigarette products through our subsidiary Vector Tobacco, and

         o the manufacture and sale of cigarettes in the United States through our subsidiary Liggett.

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

RECENT DEVELOPMENTS

         LIGGETT VECTOR BRANDS. In March 2002, we announced that the sales and marketing functions of our Liggett and Vector Tobacco subsidiaries will be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands initially will have 350 salesmen, and enhanced distribution and marketing capabilities. In connection with the creation of the new Liggett Vector Brands entity, we took a charge of $3,460 in the first quarter of 2002, related to a reorganization of our business to eliminate redundant positions, consolidate sales and marketing operations and integrate systems integration.

         ACQUISITION OF MEDALLION. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Medallion, a discount cigarette manufacturer headquartered in Richmond, Virginia, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately
1.15 billion units in 2001).

         VGR HOLDING PRIVATE PLACEMENT. On April 30, 2002, VGR Holding issued at a discount $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement to institutional investors. VGR Holding received net proceeds from the placement of approximately $25,000.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2002, there were approximately 291 individual suits, 31 purported class actions and 51 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Note 6 to our consolidated financial statements for a description of legislation, regulation and litigation.

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

         REVENUE RECOGNITION. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to customers. We provide an allowance for expected sales returns, net of related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. As discussed in Note 1 to our consolidated financial statements, effective January 1, 2002, we adopted new required accounting standards mandating that certain sales incentives previously reported as operating, selling, general and administrative expenses be shown as a reduction of operating revenues. As a result, our previously reported revenues have been reduced by approximately $62,094 for the quarter ended March 31, 2001. The adoption of the new accounting standards had no impact on our net earnings or basic or diluted earnings per share.

         MARKETING COSTS. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as an expense in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information. As discussed above under "Revenue Recognition", beginning January 1, 2002, we have adopted the previously mentioned revenue recognition accounting standards that mandate that certain costs previously reported as marketing expense be shown as a reduction of operating revenues. As a result, previously reported amounts for operating, selling, general and administrative expenses have been reduced by approximately $62,094 for the quarter ended March 31, 2001. The adoption of the new accounting standards had no impact on our net earnings or basic or diluted earnings per share.

         CONTINGENCIES. As discussed in Note 6 of our consolidated financial statements and above under the heading "Recent Developments in Legislation, Regulation and Litigation", legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         EMPLOYEE BENEFIT PLANS. Since 1997, income from our defined benefit pension plans, partially offset by the costs of postretirement medical benefits, have contributed to our reported operating income. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

RESULTS OF OPERATIONS

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                  ------------------------
                                    2002           2001
                                  --------       --------

REVENUES:
   Liggett .................      $ 94,092       $ 75,042
   Vector Tobacco ..........         2,666             --
                                                 --------
      Total tobacco ........        96,758         75,042

   Real estate .............           424          2,641
                                  --------       --------
      Total revenues .......      $ 97,182       $ 77,683
                                  ========       ========

OPERATING (LOSS) INCOME:
   Liggett .................      $ 18,478       $  9,704
   Vector Tobacco ..........       (24,519)          (134)
                                  --------       --------
      Total tobacco ........        (6,041)         9,570

   Real estate .............          (316)            81
   Corporate and other .....        (8,695)        (8,480)
                                  --------       --------
      Total operating (loss)
        income .............      $(15,052)      $  1,171
                                  ========       ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         REVENUES. Total revenues were $97,182 for the three months ended March 31, 2002 compared to $77,683 for the three months ended March 31, 2001. This 25.1% ($19,499) increase in revenues was due to a $19,050 or 25.4% increase in revenues at Liggett, and $2,666 in revenues at Vector Tobacco offset by a decrease of $2,217 in real estate revenues at New Valley.

         TOBACCO REVENUES. During 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton.

         Tobacco revenues at Liggett for the three months ended March 31, 2002 increased for both the premium and discount segments due to a 21.2% ($15,914) gain in unit sales volume (approximately 341.5 million units) and price increases of $4,772, discussed above, offset by $1,636 in unfavorable sales mix.

         Premium sales at Liggett for the first quarter of 2002 amounted to $10,035 and represented 10.7% of total Liggett sales, compared to $10,869 and 14.5% of total sales for the first quarter of 2001. In the premium segment, revenues decreased by 7.7% ($834) for the three months ended March 31, 2002, compared to the prior year first quarter, due to a favorable volume variance of $3,541, reflecting a 32.6% increase in unit sales volume (approximately 39.0 million units), offset by an unfavorable price variance of $4,375, primarily associated with promotional activities.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended March 31, 2002 amounted to $84,057 and represented 89.3% of total Liggett sales, compared to $64,173 and 85.5% of total Liggett sales for the three months ended March 31, 2001. In the discount segment, revenues grew by 31.0% ($19,884) for the three months ended March 31, 2002 compared to the prior year period, due to a 20.3% gain in unit sales volume (approximately 302.5 million units) accounting for $13,023 in positive volume variance and price increases of $9,147, partially offset by an unfavorable product mix of $2,286.

         For the three months ended March 31, 2002, fixed manufacturing costs at Liggett on a basis comparable to 2001 were $447 higher with costs per thousand units of $1.89 increasing 3.8% from the previous year's $1.82, concurrent with a 7.8% increase in production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $1.00 for the three months ended March 31, 2002 increased from $0.90 in the prior year period (11.1%), while fixed non-payroll expenses decreased to $0.88 from $0.92 in the prior year period (4.3%).

         TOBACCO GROSS PROFIT. Tobacco gross profit was $35,756 for the three months ended March 31, 2002 compared to $34,278 for the three months ended March 31, 2001, an increase of $1,478 or 4.3% when compared to the same period last year, due primarily to the volume and price increases discussed above at Liggett offset by costs associated with the start-up at Vector Tobacco. Liggett's premium brands contributed 14.5% to our gross profit, the discount segment contributed 92.1% and Vector Tobacco cost 6.6% for the three months ended March 31, 2002. Over the same period in 2001, Liggett's premium brands contributed 22.2% and the discount segment contributed 77.8%.

         Liggett's gross profit of $37,967 for the three months ended March 31, 2002 increased $3,839 from gross profit of $34,128 for the three months ended March 31, 2001, due primarily to the price and unit volume increases discussed above, offset by the estimated payment obligations under the Attorneys General Master Settlement Agreement. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 67.5% for the three months ended March 31, 2002 compared to 71.2% for the same period in 2001, with gross profit for the premium segment decreasing to 74.9% for the three months ended March 31, 2002 compared to 85.7% in the same period in 2001 and gross profit for the discount segment decreasing to 66.6% in the three months ended March 31, 2002 from 68.0% in the same period in 2001. This decrease is due primarily to the inclusion of the estimated payment obligation ($2,980) under the Attorneys General Master Settlement Agreement within cost of goods sold and to the disproportionate rise in deep-discount LIGGETT SELECT sales offset by the overall growth in sales volume and the April 2001 list price increases.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $424 for the three months ended March 31, 2002. This compares to revenues of $2,641 from real estate activities for the three months ended March 31, 2001 with the decline primarily due to the absence of rental revenue of $1,944 from Western Realty Investments, which was sold in December 2001, and one of New Valley's two
U. S. shopping centers, which was sold in January 2001.

         EXPENSES. Operating, selling, general and administrative expenses and settlement charges were $51,232 for the three months ended March 31, 2002 compared to $35,748 for the same period last year. The increase of $15,484 was due primarily to a $17,724 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's new OMNI and nicotine-free products, an increase of $5,604 related to a larger sales force and increased marketing efforts at Liggett and increased expenses at corporate offset by lower expenses at New Valley due to the absence of broker-dealer operations. Expenses at Liggett were $20,296 for the three months ended March 31, 2002 compared to $14,659 for the same period last year. Expenses at Vector Tobacco for the three months ended March 31, 2002 were $22,158, compared to expenses of $4,434 for the three months ended March 31, 2001. For the first quarter of 2002, expenses at Liggett included $3,460 in connection with the creation of Liggett Vector Brands, related to a reorganization of its business to eliminate redundant positions, consolidate of sales and marketing operations and integrate systems.

         For the quarter ended March 31, 2001, Liggett's operating income was reduced by $9,723 of expense relating to the ENGLE class action. As discussed in
Note 6 to our consolidated financial statements, in May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001.

        OTHER INCOME (EXPENSES). For the three months ended March 31, 2002, other expense was $1,745 compared to other income of $2,895 for the three months ended March 31, 2001. Interest and dividend income of $2,820 and a gain on sale of investments of $1,321 were offset primarily by interest expense and a loss on the sale of real estate assets.

        Interest expense was $5,385 for the three months ended March 31, 2002 compared to $1,258 for the same period last year, due to the issuance of long-term debt at the corporate level.

        (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the three months ended March 31, 2002 was $16,797 compared to income of $4,066 for the three months ended March 31, 2001. Income tax benefit was $4,262 and minority interests in losses of subsidiaries were $672 for the three months ended March 31, 2002. This compared to tax expense of $2,145 and minority interests in losses of subsidiaries of $706 for the three months ended March 31, 2001. The effective tax rates for the three months ended March 31, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $41,937 for the three months ended March 31, 2002 and decreased $37,383 for the three months ended March 31, 2001.

         Net cash used in operations for the three months ended March 31, 2002 was $17,995 compared to net cash used in operations of $1,541 for the comparable period of 2001. Cash used in operations in 2002 resulted primarily from the first quarter operating loss, increased inventories and reduced receivables offset by the non-cash impact of depreciation and amortization, non-cash stock-based expense, losses on the sale of assets and minority interests. Cash used in the 2001 period for operating activities related to an increase in inventories and a decrease in current liabilities partially offset by non-cash expenses such as depreciation and amortization and stock-based compensation expense and a decrease in receivables.

         Cash used in investing activities of $19,548 in 2002 compares to cash used of $8,112 in 2001. In 2002, cash was used principally for acquisition of machinery and equipment in the amount of $22,897 and issuance of a note receivable for $2,500 at New Valley offset primarily by proceeds received upon sale of investment securities and other assets of $4,862. In 2001, cash was used primarily for capital expenditures of $20,360, payment of prepetition claims of $2,590 and purchases of investment securities of $1,761. These expenditures were offset primarily by $11,981 of proceeds from the sale of one of New Valley's shopping centers and sales at Liggett of a warehouse facility and machinery and equipment and by net sales of long-term investments.

         Cash used in financing activities was $4,394 in 2002 compared to cash used of $24,641 in 2001. In the first quarter of 2002, cash was used primarily for dividends of $13,289 and repayments of debt of $1,704 offset by proceeds from debt of $9,158 and proceeds from the exercise of options of $1,441. In the first quarter of 2001, cash was used primarily for net repayments on the revolving credit facilities of $19,372 slightly offset by net proceeds from debt of $3,389. Further cash was used for dividends of $10,267 and decreases in margin loans payable of $827.

         LIGGETT. Liggett has a $40,000 credit facility under which $0 was outstanding at March 31, 2002. Availability under the facility was approximately $26,176 based on eligible collateral at March 31, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.75% at March 31, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $41,347 and net working capital was $25,229, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,640 was outstanding at March 31, 2002. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,875. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett has been upgrading the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades will be approximately $22,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through capital lease arrangements guaranteed by us and payable in 60 monthly installments of $61 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through a capital lease arrangement, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 6 to our consolidated financial statements.

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

         Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing July 1, 2002 and continuing through April 1, 2004. The remaining $35,000 of notes bear interest at 6.5% per year and mature on April 1, 2007.

         VGR HOLDING. On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. On April 30, 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $25,000. The notes were priced to provide purchasers with a 15.75% yield to maturity. The notes are on the same terms as the $60,000 principal amount of senior secured notes previously issued. All $90,000 principal amount of the notes have been guaranteed by us and by Liggett.

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreements for the notes contain covenants, which among other things, limit the ability of VGR Holding to make distributions to Vector to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus an additional amount of up to $75,000 during the 12 month period ending March 31, 2003, restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

         Prior to May 14, 2003, VGR Holding may redeem up to $31,500 of the notes at a redemption price of 100% of the principal amount with proceeds from one or more equity offerings. VGR Holding may redeem the notes, in whole or in part, at a redemption price of 100% of the principal amount beginning May 14, 2003. During the term of the notes, VGR Holding is required to offer to repurchase all the notes at a purchase price of 101% of the principal amount, in the event of a change of control, and to offer to repurchase notes, at 100% of the principal amount, with the proceeds of material asset sales.

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2002. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $17,500, dividends on our outstanding shares (currently at an annual rate of approximately $53,500) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $33.26 at May 14, 2002, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of our convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy.

         The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments. We held investment securities available for sale totaling $174,440 at March 31, 2002. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF Issue No. 00-14 addresses the recognition, measurement and statement of operations classification for certain sales incentives and became effective in the first quarter of 2002. As a result, certain items previously included in operating, selling, general and administrative expense in the consolidated statement of operations have been recorded as a reduction of operating revenues. We have determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 did not have a material effect on our consolidated financial position or results of operations. Upon adoption, prior period amounts, which were not significant, have been reclassified to conform to the new requirements.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and was effective in the first quarter of 2002. As discussed above under "Critical Accounting Policies", adoption of EITF Issue No. 00-25 has resulted in a significant reduction of revenues offset by a corresponding reduction in operating, selling, administrative and general expenses. For comparative purposes, prior period amounts have been reclassified from operating, selling, administrative, and general expenses to a reduction of revenues. The adoption of EITF 00-25 did not impact the Company's consolidated financial position, operating income, or net income.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have an impact on our consolidated financial statements.

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

                                     PART II

                                OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Reference is made to Note 6, incorporated herein by reference, to our consolidated financial statements included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to holders of our securities and the securities of subsidiaries without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended March 31, 2002, except for grants of stock options to employees of us and/or our subsidiaries. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS

              10.1 Second Amendment to Note Purchase Agreement and New Note Purchase Agreement, dated as of April 30, 2002, between VGR Holding Inc. and TCW High Income Partners, Ltd., TCW High Income Partners II, Ltd., Pioneer High Yield Cayman Unit Trust, TCW Shared Opportunity Fund III, L.P., TCW Leveraged Income Trust IV, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW LINC III CBO Ltd., POWRs 1997-2, Captiva II Finance Ltd. and AIMCO CDO, Series 2000-A (the "Purchasers"), relating to the 10% Senior Secured Notes due March 31, 2006 (the "Notes"), including the amended form of Note (the "Amended Note Purchase Agreement").

              10.2 Second Amendment to Collateral Agency Agreement, dated as of April 30, 2002, by and among VGR Holding Inc., Brooke Group Holding Inc., Vector Group Ltd., New Valley Holdings, Inc., Liggett Group Inc., The Bank of New York, as collateral agent for the benefit of the holders of the Notes pursuant to the Amended Note Purchase Agreement (the "Collateral Agent"), and the Purchasers.

              10.3 Amendment to Pledge and Security Agreement, dated as of April 30, 2002, between VGR Holding Inc. and the Collateral Agent.

              10.4 Amendment to Pledge and Security Agreement, dated as of April 30, 2002, between New Valley Holdings, Inc. and the Collateral Agent.

              10.5 Amendment to Pledge and Security Agreement, dated as of April 30, 2002, between Brooke Group Holding Inc. and the Collateral Agent.

              10.6 Amended and Restated Guarantee, Acknowledgment and Pledge Agreement, dated as of April 30, 2002, between Vector Group Ltd., the Collateral Agent and the Holders.

              10.7 Guarantee, dated as of April 30, 2002, by Liggett Group Inc. in favor of the Collateral Agent.

              10.8      Vector Group Ltd. Supplemental Executive Retirement
                        Plan.

              99.1      Material Legal Proceedings.

             *99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended March 31, 2002 and 2001 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, Commission File No. 1-2493).

--------------
* Incorporated by reference


       (b)    REPORTS ON FORM 8-K

              The Company filed the following Reports on Form 8-K during the first quarter of 2002:

                                                                  FINANCIAL
                  DATE                      ITEMS                 STATEMENTS
                  ----                      -----                 ----------

              January 4, 2002               2, 5, 7                  None

              February 21, 2002             5, 7                     None

              March 11, 2002                5, 7                     None

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

Date:  May 15, 2002