Form 10-Q
period 2002-06-30
VECTOR GROUP LTD
filed 2002-08-14
CIK 59440

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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

         August 13, 2002, Vector Group Ltd. had 33,257,284 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Vector Group Ltd. Consolidated Financial Statements:

   Vector Group Ltd. Consolidated Balance Sheets as of June 30, 2002 and
         December 31, 2001 ............................................................       2

   Vector Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 2002 and June 30, 2001 ........................................       3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the six
         months ended June 30, 2002 ...................................................       4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and June 30, 2001 ..............................................       5

   Notes to Consolidated Financial Statements .........................................       6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations .............................      29

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................      42


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................      43

Item 2. Changes in Securities and Use of Proceeds .....................................      43

Item 4. Submission of Matters to a Vote of Security Holders ...........................      43

Item 6. Exhibits and Reports On Form 8-K ..............................................      44

SIGNATURE .............................................................................      45


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                  June 30,      December 31,
                                                                                    2002            2001
                                                                                 ---------      --------------
ASSETS:

Current assets:
  Cash and cash equivalents ...............................................      $ 120,369       $ 217,761
  Investment securities available for sale ................................        165,050         173,697
  Accounts receivable - trade .............................................         18,927          34,380
  Other receivables .......................................................          6,224           1,234
  Inventories .............................................................         89,403          53,194
  Restricted assets .......................................................          3,199          20,054
  Deferred income taxes ...................................................          7,148           6,294
  Other current assets ....................................................         11,361           9,113
                                                                                 ---------       ---------
      Total current assets ................................................        421,681         515,727

Property, plant and equipment, net ........................................        127,457         102,185
Long-term investments, net ................................................         10,794          10,044
Restricted assets .........................................................          1,875           1,881
Deferred income taxes .....................................................         10,418           9,778
Intangible asset ..........................................................        107,511              --
Pension assets ............................................................         20,058          17,920
Other assets ..............................................................         17,661          31,368
                                                                                 ---------       ---------
      Total assets ........................................................      $ 717,455       $ 688,903
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt and other obligations      $  19,016       $   4,808
  Accounts payable ........................................................         12,938          16,192
  Accrued promotional expenses ............................................         17,486          20,634
  Accrued taxes payable ...................................................         29,650          33,992
  Settlement accruals .....................................................         20,254          29,299
  Deferred income taxes ...................................................            543             759
  Accrued interest ........................................................          7,920           6,799
  Prepetition claims and restructuring accruals ...........................          2,671           2,700
  Other accrued liabilities ...............................................         26,177          26,362
                                                                                 ---------       ---------
      Total current liabilities ...........................................        136,655         141,545

Notes payable, long-term debt and other obligations, less current portion .        292,421         214,273
Noncurrent employee benefits ..............................................         15,687          14,749
Deferred income taxes .....................................................        136,698         132,528
Other liabilities .........................................................          2,331          16,294
Minority interests ........................................................         58,227          56,156

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 37,649,720 and outstanding 33,257,284 ..................          3,325           3,317
  Additional paid-in capital ..............................................        287,437         309,849
  Deficit .................................................................       (197,850)       (182,645)
  Accumulated other comprehensive income ..................................            857           1,170
  Less:  4,392,436 shares of common stock in treasury, at cost ............        (18,333)        (18,333)
                                                                                 ---------       ---------
      Total stockholders' equity ..........................................         75,436         113,358
                                                                                 ---------       ---------

      Total liabilities and stockholders' equity ..........................      $ 717,455       $ 688,903
                                                                                 =========       =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                    Three Months Ended               Six Months Ended
                                                                ----------------------------    ----------------------------
                                                                  June 30,        June 30,        June 30,        June 30,
                                                                    2002            2001            2002            2001
                                                                ------------    ------------    ------------    ------------
Revenues:
    Tobacco* ................................................   $    139,813    $    107,652    $    236,571    $    182,694
    Real estate leasing .....................................            237           2,425             661           5,066
                                                                ------------    ------------    ------------    ------------
      Total revenues ........................................        140,050         110,077         237,232         187,760

Expenses:
    Cost of goods sold* .....................................        100,873          60,642         161,875         101,406
    Operating, selling, administrative and general expenses .         44,021          30,015          96,060          55,998
    Settlement charges ......................................             --              32            (807)          9,797
                                                                ------------    ------------    ------------    ------------
      Operating (loss) income ...............................         (4,844)         19,388         (19,896)         20,559

Other income (expenses):
    Interest and dividend income ............................          2,581           2,058           5,401           4,240
    Interest expense ........................................         (6,920)         (2,052)        (12,305)         (3,310)
    Gain on sale of investments, net ........................             68             288           1,389             753
    Gain on sale of assets ..................................          9,028             280           8,684           1,772
    Other, net ..............................................             (6)           (137)           (163)           (123)
                                                                ------------    ------------    ------------    ------------

(Loss) income from continuing operations before provision for
      income taxes and minority interests ...................            (93)         19,825         (16,890)         23,891
    Provision (benefit) for income taxes ....................            591           8,337          (3,671)         10,482
    Minority interests ......................................          2,658             (76)          1,986            (782)
                                                                ------------    ------------    ------------    ------------

(Loss) income from continuing operations ....................         (3,342)         11,564         (15,205)         14,191
                                                                ------------    ------------    ------------    ------------

Discontinued operations:
Loss from discontinued operations ...........................             --            (572)             --            (670)
Gain on disposal of discontinued operations, net of
      minority interests ....................................             --             828              --             829
                                                                ------------    ------------    ------------    ------------

Income from discontinued operations .........................             --             256              --             159
                                                                ------------    ------------    ------------    ------------

Net (loss) income ...........................................   $     (3,342)   $     11,820    $    (15,205)   $     14,350
                                                                ============    ============    ============    ============

Per basic common share:

    (Loss) income from continuing operations ................   $      (0.10)   $       0.41    $      (0.46)   $       0.51
                                                                ============    ============    ============    ============
    Income from discontinued operations .......................           --    $       0.01              --    $       0.01
                                                                ============    ============    ============    ============
    Net (loss) income applicable to common shares ...........   $      (0.10)   $       0.42    $      (0.46)   $       0.52
                                                                ============    ============    ============    ============

Basic weighted average common shares outstanding ............     33,257,284      28,100,030      33,250,050      27,525,200
                                                                ============    ============    ============    ============

Per diluted common share:

    (Loss) income from continuing operations ................   $      (0.10)   $       0.34    $      (0.46)   $       0.43
                                                                ============    ============    ============    ============
    Income from discontinued operations .......................           --    $       0.01              --    $       0.01
                                                                ============    ============    ============    ============
    Net (loss) income applicable to common shares ...........   $      (0.10)   $       0.35    $      (0.46)   $       0.44
                                                                ============    ============    ============    ============

Diluted weighted average common shares outstanding ..........     33,257,284      33,788,561      33,250,050      32,616,594
                                                                ============    ============    ============    ============






----------------------
* Revenues and Cost of goods sold include excise taxes of $54,926, $37,186, $93,190 and $64,310, respectively.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                                       Accumulated
                                                 Common Stock      Additional                             Other
                                              -------------------    Paid-In                 Treasury  Comprehensive
                                                Shares     Amount    Capital     Deficit       Stock       Income      Total
                                              ----------   ------   ---------    ---------    -------- ------------- ---------

Balance, December 31, 2001 ................   33,171,847   $3,317   $ 309,849    $(182,645)   $(18,333)   $ 1,170    $ 113,358


Net loss ..................................           --       --          --      (15,205)         --         --      (15,205)
  Unrealized gain on investment securities            --       --          --           --          --       (313)        (313)
                                                                                                                     ---------
      Total other comprehensive income ....           --       --          --           --          --         --         (313)
                                                                                                                     ---------
Total comprehensive loss ..................           --       --          --           --          --         --      (15,518)
                                                                                                                     ---------
Effect of New Valley capital transactions..           --       --         395           --          --         --          395

Distributions on common stock .............           --       --     (26,604)          --          --         --      (26,604)
Exercise of options .......................       85,437        8       1,188           --          --         --        1,196
Tax benefit of options exercised ..........           --       --         525           --          --         --          525
Amortization of deferred compensation, net            --       --       2,084           --          --         --        2,084
                                              ----------   ------   ---------    ---------    --------    -------    ---------
Balance, June 30, 2002 ....................   33,257,284   $3,325   $ 287,437    $(197,850)   $(18,333)   $   857    $  75,436
                                              ==========   ======   =========    =========    ========    =======    =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          Six Months Ended
                                                       ----------------------
                                                        June 30,     June 30,
                                                          2002         2001
                                                       ---------    ---------

Net cash (used in) provided by operating activities: . $ (43,738)   $   6,660
                                                       ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net .      20,951       10,778
  Sale or maturity of investment securities ........      57,429        9,744
  Purchase of investment securities ................     (39,940)      (3,721)
  Purchase of long-term investments ................     (50,853)      (5,717)
  Purchase of real estate ..........................        (688)      (1,378)
  Increase (decrease) in restricted assets .........          (7)       1,306
  Issuance of note receivable ......................      (2,500)          --
  Repayment of note receivable .....................       1,000           --
  Payment of prepetition claims ....................         (29)      (2,624)
  Repurchase by New Valley of common shares ........          --         (274)
  Cash acquired in acquisition of LTS ..............          --        8,010
  New Valley purchase of common shares .............          --       (3,945)
  Capital expenditures .............................     (32,763)     (32,956)
                                                       ---------    ---------
Net cash used in investing activities ..............     (47,400)     (20,777)
                                                       ---------    ---------

Cash flows from financing activities:
  Proceeds from debt ...............................      37,117       72,132
  Repayments of debt ...............................     (18,382)     (13,041)
  Borrowings under revolver ........................     297,417      221,975
  Repayments on revolver ...........................    (297,417)    (241,349)
  Deferred financing charges .......................        (930)      (3,214)
  Decrease in margin loan payable ..................          --       (2,315)
  Increase (decrease) in cash overdraft ............       1,349         (501)
  Issuance of common stock .........................          --       50,000
  Distributions on common stock ....................     (26,604)     (21,998)
  Proceeds from participating loan .................          --        2,478
  Proceeds from exercise of options and warrants ...       1,196       12,590
                                                       ---------    ---------
Net cash (used in) provided by financing activities       (6,254)      76,757
                                                       ---------    ---------

Net cash provided by discontinued operations .......          --          403
Net (decrease) increase in cash and cash equivalents     (97,392)      63,043
Cash and cash equivalents, beginning of period .....     217,761      157,513
                                                       ---------    ---------

Cash and cash equivalents, end of period ...........   $ 120,369    $ 220,556
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of Presentation:

            The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 56.2% of New Valley's common shares at June 30, 2002. All significant intercompany balances and transactions have been eliminated.

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

            As discussed in Note 3, a subsidiary of the Company acquired The Medallion Company, Inc. on April 1, 2002.

            As discussed in Note 9, New Valley's former broker-dealer operations are presented for 2001 as discontinued operations.

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

      (b)   Estimates and Assumptions:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

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

      (d)   Earnings Per Share:

            Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 28, 2001. In connection with the 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividend had occurred on January 1, 2001.

            The Company had a net loss for the three and six months ending June 30, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for the three and six months ended June 30, 2002.

      (e)   Comprehensive Income:

            Comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $15,518 for the six months ended June 30, 2002 and total comprehensive income was $14,978 for the six months ended June 30, 2001.

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

            In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and was effective in the first quarter of 2002. The financial statements reflect adoption of this accounting treatment. For comparative purposes, prior period amounts have been reclassified from operating, selling, administrative and general expenses to a reduction of revenues. The adoption of EITF 00-25 did not impact the Company's consolidated financial position, operating income or net income.

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


2.    LIGGETT VECTOR BRANDS

       In March 2002, the Company announced that the sales and marketing functions of its Liggett and Vector Tobacco subsidiaries will be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of the Company's tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands anticipates that it will have approximately 350 salesmen, and enhanced distribution and marketing capabilities. In connection with the creation of the new Liggett Vector Brands entity, the Company took a charge of $3,460 in the first quarter of 2002, related to a reorganization of its business to eliminate redundant positions, consolidate sales and marketing operations and integrate systems.


3.    MEDALLION ACQUISITION

       On April 1, 2002, a subsidiary of the Company acquired 100% of the stock of The Medallion Company, Inc. ("Medallion"), and related assets from Medallion's principal stockholder. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by the Company and Liggett. Medallion, a discount cigarette manufacturer headquartered in Richmond, Virginia, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.15 billion units in 2001). The results of operations of Medallion are included in the Company's financial statements beginning April 1, 2002.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                           At April 1, 2002
                           ----------------

      Receivable from seller ................      $  3,189
      Inventory .............................         1,019
      Property, plant and equipment .........         2,181
      Intangible asset.......................       107,511
                                                   --------
          Total assets acquired .............       113,900
                                                   --------
      Accrued merger costs ..................           300
      Allowance for sales returns ...........           500
      Accrued MSA liability .................         3,100
                                                   --------
          Total liabilities assumed .........         3,900
                                                   --------
          Net assets acquired ...............      $110,000
                                                   ========


      The $107,511 intangible asset, which is not subject to amortization, relates to Medallion's exemption under the Master Settlement Agreement and has been assigned to the Liggett segment.

      The following table presents unaudited pro forma results of operations as if the Medallion acquisition had occurred immediately prior to January 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 -------------------            -------------------
                                                 JUNE 30,   JUNE 30,            JUNE 30,   JUNE 30,
                                                   2002       2001                2002       2001
                                                 --------   --------            --------   --------
      Revenues                                   $140,050   $120,780            $252,093   $206,559
                                                 ========   ========            ========   ========
      Net (loss) income                          $ (3,342)  $ 12,577            $(16,369)  $ 15,352
                                                 ========   ========            ========   ========
      Net (loss) income per common share:
        Basic                                    $  (0.10)  $   0.45            $  (0.49)  $   0.56
                                                 ========   ========            ========   ========
        Diluted                                  $  (0.10)  $   0.37            $  (0.49)  $   0.47
                                                 ========   ========            ========   ========

4.    INVENTORIES

      Inventories consist of:

                                           June 30,      December 31,
                                            2002           2001
                                          --------      ------------

      Leaf tobacco .................      $ 46,085       $ 26,364
      Other raw materials ..........         7,297          6,764
      Work-in-process ..............         3,781          2,263
      Finished goods ...............        29,837         15,317
      Replacement parts and supplies         3,833          3,040
                                          --------       --------
      Inventories at current cost ..        90,833         53,748
      LIFO adjustments .............        (1,430)          (554)
                                          --------       --------
                                          $ 89,403       $ 53,194
                                          ========       ========

      At June 30, 2002, Liggett had leaf tobacco purchase commitments of approximately $31,501 and Vector Tobacco had leaf tobacco purchase commitments of approximately $16,791.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                          June 30,      December 31,
                                            2002            2001
                                         ---------      -------------

      Land and improvements .......      $   2,382       $   2,252
      Buildings ...................         25,459          23,035
      Machinery and equipment .....        121,510          81,396
      Leasehold improvements ......          1,663           1,451
      Construction-in-progress ....         12,071          27,464
                                         ---------       ---------
                                           163,085         135,598
      Less accumulated depreciation        (35,628)        (33,413)
                                         ---------       ---------
                                         $ 127,457       $ 102,185
                                         =========       =========


6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                       June 30,      December 31,
                                                                         2002           2001
                                                                      ---------      -------------
      Vector:
      6.25% Convertible Subordinated Notes due 2008 ............      $ 132,500       $ 132,500

      VGR Holding:
      10% Senior Secured Notes due 2006, net of
         unamortized discount of $13,028 and $9,242 ............         76,972          50,758

      Liggett:
      Revolving credit facility ................................             --              --
      Term loan under credit facility ..........................          5,415           5,865
      Other notes payable ......................................         13,250           7,748

      Vector Research:
      Equipment loans ..........................................         17,864          12,724

      Vector Tobacco:
      Note payable .............................................          7,260           8,847
      Equipment loans ..........................................          1,301             389
      Notes for Medallion acquisition ..........................         56,875              --

      Other ....................................................             --             250
                                                                      ---------      ----------
      Total notes payable, long-term debt and other obligations         311,437         219,081
      Less:
            Current maturities .................................        (19,016)         (4,808)
                                                                      ---------      ----------
      Amount due after one year ................................      $ 292,421       $ 214,273
                                                                      =========      ==========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      6.25% Convertible Subordinated Notes Due July 15, 2008 - Vector:
      ----------------------------------------------------------------

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $32.86 per share at June 30, 2002. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of the convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

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

      10% Senior Secured Notes Due March 31, 2006 - VGR Holding:
      ----------------------------------------------------------

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

      Revolving Credit Facility - Liggett:
      ------------------------------------

      Liggett has a $40,000 credit facility, under which $0 was outstanding at June 30, 2002. Availability under the credit facility was approximately $34,633 based on eligible collateral at June 30, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.75% at June 30, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $40,467 and net working capital was $20,418, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase its Mebane, North Carolina facility, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,415 was outstanding at June 30, 2002. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 with a final payment of $1,875. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple loan and Liggett's credit facility.

      Equipment Loans - Liggett:
      --------------------------

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

      In March 2002, Liggett purchased equipment for $3,023 through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%.

      In May 2002, Liggett purchased equipment for $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%.

      Equipment Loans - Vector Research:
      ----------------------------------

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

      Note Payable - Vector Tobacco:
      ------------------------------

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

      Notes for Medallion acquisition - Vector Tobacco:
      -------------------------------------------------

      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year and mature on April 1, 2007.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


7.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the six months ended June 30, 2002, Liggett incurred counsel fees and costs totaling approximately $2,566 compared to $3,846 for the six months ended June 30, 2001.

      INDIVIDUAL ACTIONS. As of June 30, 2002, there were approximately 310 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 90 were pending in New York, 68 in Florida, 47 in Maryland, 26 in Mississippi and 19 in California. The balance of the individual cases were pending in 21 states. There are three individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled to begin in June 2003.

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

       Jury awards in California and Oregon have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award. Philip Morris has appealed the decision to the Oregon Supreme Court. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. Philip Morris appealed the decision to the California Supreme Court, which has accepted the case for review. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has appealed the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has filed its notice of appeal.

      CLASS ACTIONS. As of June 30, 2002, there were approximately 30 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provides for interest at the rate of 10% per year on the jury's awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

      It is unclear how the ENGLE court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment. Similar legislation has been enacted in Georgia, Indiana, Kentucky, Louisiana, Michigan, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Virginia and West Virginia.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In May 2001, Liggett, along with Philip Morris and Lorillard Tobacco Co., reached an agreement with the class in the ENGLE case, which will provide assurance of Liggett's ability to appeal the jury's July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the court, assures that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including an appeal to the United States Supreme Court. If Liggett's balance sheet net worth falls below $33,781 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Liggett in the agreement would terminate and the Engle class would be free to challenge the Florida bonding statute.

      In June 2002, the jury in a Florida state court action entitled LUKACS V. PHILIP MORRIS, ET AL. awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The LUKACS case was the first individual case to be tried as part of Phase III of the ENGLE case; the claims of all other individuals who are members of the class have been stayed pending resolution of the appeal of the ENGLE verdict. The LUKACS verdict will be subject to the outcome of the ENGLE appeal, and the plaintiff has agreed not to seek the entry of a final judgment on the jury verdict until after completion of all review of the ENGLE final judgment.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE), in West Virginia (BLANKENSHIP) and in California (BROWN). A number of class certification denials are on appeal.

      In August 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In an order issued in March 2001, the court reaffirmed class certification of this medical monitoring action. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the defendants. In January 2002, the trial court denied plantiffs' motion for a new trial, and plantiffs have appealed.

      In April 2001, the California state court in the case of BROWN V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California's unfair business practices statute. The court subsequently defined "the applicable class period" for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. The California Court of Appeals denied defendants' writ application, which sought review of the trial court's class certification orders. Defendants filed a petition for review with the California Supreme Court, which was subsequently denied. Trial is scheduled to begin in March 2003. Liggett is a defendant in the case.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      violations, including Liggett. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal actions have been consolidated and, in July 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett has complied with certain discovery requests. The court granted defendants' motion for summary judgment in the consolidated federal cases in July 2002. Fourteen California actions have been consolidated and the consolidated complaint did not name Liggett as a defendant. In Nevada, an amended complaint was filed that did not name Liggett as a defendant.

      GOVERNMENTAL ACTIONS. As of June 30, 2002, there were approximately 40 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of June 30, 2002, there were approximately 7 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. The United States Supreme Court has denied petitions for certiorari in the cases decided by four of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs, 14 square feet or less, at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities; and prohibits Participating Manufacturers from selling packs containing fewer than 20 cigarettes.

      The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes requirements applicable to lobbying activities conducted on behalf of Participating Manufacturers.

      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001. On April 15 of any year following a year in which Liggett's market share exceeds the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. Liggett and Vector Tobacco have expensed $18,006 for their estimated MSA obligations for the first six months of 2002 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

                     Year                     Amount
                     ----                     ------
                    2002 - 2003 .....      $6,500,000
                    2004 - 2007 .....      $8,000,000
                    2008 - 2017 .....      $8,139,000
                    2018 and each
                      year thereafter      $9,000,000

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

      In March 1997, Liggett, Brooke Group Holding and a nationwide class of individuals that allege smoking-related claims filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. In July 1998, Liggett, Brooke Group Holding and plaintiffs filed an amended class action settlement agreement in FLETCHER which agreement was preliminarily approved by the court in December 1998. In July 1999, the court denied approval of the FLETCHER class action settlement. The parties' motion for reconsideration is still pending. In May 2002, the court scheduled for trial in August 2002 the claims of the four individual plaintiffs against Liggett.

      Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. Cases currently scheduled for trial during the next six months include individual actions in Pennsylvania state court scheduled for November 2002 and in New York state court scheduled for January 2003 and an action consolidating the claims of four individuals in a Mississippi state court scheduled for October 2002. In addition, the FLETCHER case is scheduled for trial in Alabama state court in August 2002. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the bonding statute enacted in 2000 by the Florida legislature, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the six months ended June 30, 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.03 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. Thus far in 2002, 18 states have passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

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

      Federal or state regulators may object to Vector Tobacco's reduced carcinogen and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced carcinogen and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The Federal Trade Commission has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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


      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil Ltd. shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley's directors breached their fiduciary duties and, Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and New Valley believe that the allegations in the case are without merit. Discovery in the case has commenced.

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

      As of June 30, 2002, New Valley had $2,671 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, New Valley paid $2,000 to settle the claim for unclaimed monies, and its restructuring accrual will be reduced by a corresponding amount in the third quarter of 2002.

      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


8.    NEW VALLEY CORPORATION

      On April 30, 2002, New Valley sold the shares of BrookeMil Ltd., a wholly-owned subsidiary, for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,400 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,400 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on sale of real estate of $8,484 for the three and six months ended June 30, 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related on the closing of its Russian operations. The expenses consisted principally of employee severance.

9.    DISCONTINUED OPERATIONS

      The consolidated financial statements of the Company have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations, which were New Valley's primary source of revenues since 1995. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Loss from discontinued operations," and the net cash flows of these entities have been reported as "Net cash flows provided from discontinued operations."

      On December 20, 2001, New Valley distributed its 53.6% interest (22,543,158 shares) of Ladenburg Thalmann Financial Service Inc. ("LTS") common stock to holders of New Valley common shares through a special dividend. On the same date, Vector distributed the 12,694,929 shares of LTS common stock that it received from New Valley to the holders of Vector's common stock as a special dividend.

      On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. On July 16, 2002, LTS borrowed an additional $2,500 from New Valley on the same terms.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      Summarized operating results of the discontinued broker-dealer operations for the three and six months ended June 30, 2001 are as follows:

                                        Three Months          Six Months
                                           Ended                 Ended
                                       June 30, 2001         June 30, 2001
                                    --------------------- --------------------

      Revenues .....................      $ 21,258             $ 40,322
      Expenses .....................        24,687               44,073
                                          --------             --------
      Operating loss before minority
         interests and income taxes       $ (3,429)            $ (3,751)
                                          ========             ========


10.   SEGMENT INFORMATION

      The Company's significant business segments for the six months ended June 30, 2002 and 2001 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of new reduced carcinogen and nicotine-free cigarette products and excludes the operations of Medallion.

      Financial information for the Company's continuing operations before taxes and minority interest for the three and six months ended June 30, 2002 and 2001 follows:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



                                                      Vector           Real       Corporate(1)
                                       Liggett        Tobacco         Estate       and Other           Total
                                       --------      ---------       ---------    -------------      ---------

THREE MONTHS ENDED JUNE 30, 2002:

Revenues ........................      $138,721      $   1,092       $     237       $      --       $ 140,050
Operating income (loss) .........        24,917        (20,118)           (766)         (8,877)         (4,844)
Depreciation and amortization ...         1,475          1,113              68             602           3,258

THREE MONTHS ENDED JUNE 30, 2001:

Revenues ........................      $107,652      $      --       $   2,425       $      --       $ 110,077
Operating income (loss) .........        33,139         (6,782)           (481)         (6,488)         19,388
Depreciation and amortization ...         1,049            232             648             793           2,722

SIX MONTHS ENDED JUNE 30, 2002:

Revenues ........................      $232,813      $   3,758       $     661       $      --       $ 237,232
Operating income (loss) .........        43,395        (44,637)           (838)        (17,816)        (19,896)
Identifiable assets .............       278,549        119,164           1,458         318,284         717,455
Depreciation and amortization ...         2,721          2,080             191           1,093           6,085
Capital expenditures ............        14,338         12,675             688           5,750          33,451

SIX MONTHS ENDED JUNE 30, 2001:

Revenues ........................      $182,694      $      --       $   5,066       $      --       $ 187,760
Operating income (loss) .........        42,843        (11,216)           (400)        (10,668)         20,559
Identifiable assets .............       128,912         35,602         115,908         342,971         623,393
Depreciation and amortization ...         2,438            325           1,328           1,305           5,396
Capital expenditures ............         3,023         14,433           1,378          14,122          32,956


----------------
(1) For 2001, the assets of the discontinued broker-dealer segment are included in Corporate and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



INTRODUCTION

         The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding Inc., Liggett Group Inc., New Valley Corporation, Vector Tobacco Inc. and other less significant subsidiaries. As of June 30, 2002, we owned 56.2% of New Valley's common shares.

         We are a holding company for a number of businesses. We are engaged principally in:

         o the development and marketing of new reduced carcinogen and nicotine-free cigarette products through our subsidiary Vector Tobacco, and

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

RECENT DEVELOPMENTS

         LIGGETT VECTOR BRANDS. In March 2002, we announced that the sales and marketing functions of our Liggett and Vector Tobacco subsidiaries will be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands anticipates that it will have approximately 350 salesmen, and enhanced distribution and marketing capabilities. In connection with the creation of the new Liggett Vector Brands entity, we took a charge of $3,460 in the first quarter of 2002, related to a reorganization of our business to eliminate redundant positions, consolidate sales and marketing operations and integrate systems.

        ACQUISITION OF MEDALLION. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Medallion, a discount cigarette manufacturer headquartered in Richmond, Virginia, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.15 billion units in 2001).

         VGR HOLDING PRIVATE PLACEMENT. On April 30, 2002, VGR Holding issued at a discount $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement to institutional investors. VGR Holding received net proceeds from the placement of approximately $25,000.


RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2002, there were approximately 310 individual suits, 30 purported class actions and 47 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Note 7 to our consolidated financial statements for a description of legislation, regulation and litigation.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

         GENERAL. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

         REVENUE RECOGNITION. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to customers. We provide an allowance for expected sales returns, net of related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. As discussed in Note 1 to our consolidated financial statements, effective January 1, 2002, we adopted new required accounting standards mandating that certain sales incentives previously reported as operating, selling, general and administrative expenses be shown as a reduction of operating revenues. As a result, our previously reported revenues have been reduced by approximately $134,975 for the six months ended June 30, 2001 and cost of goods sold increased by $6,037. The adoption of the new accounting standards had no impact on our net earnings or basic or diluted earnings per share.

         MARKETING COSTS. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as an expense in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information. As discussed above under "Revenue Recognition", beginning January 1, 2002, we have adopted the previously mentioned revenue recognition accounting standards that mandate that certain costs previously reported as marketing expense be shown as a reduction of operating revenues. As a result, previously reported amounts for operating, selling, general and administrative expenses have been reduced by approximately $141,012 for the six months ended June 30, 2001. The adoption of the new accounting standards had no impact on our net earnings or basic or diluted earnings per share.

         CONTINGENCIES. As discussed in Note 7 of our consolidated financial statements and above under the heading "Recent Developments in Legislation, Regulation and Litigation", legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

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


RESULTS OF OPERATIONS

         For purposes of this discussion and other segment reporting, our significant business segments for the six months ended June 30, 2002 and 2001 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of new reduced carcinogen and nicotine-free cigarette products and excludes the operations of Medallion.

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                  -------------------------       -------------------------
                                     2002            2001            2002            2001
                                  ---------       ---------       ---------       ---------

REVENUES:
   Liggett .................      $ 138,721       $ 107,652       $ 232,813       $ 182,694
   Vector Tobacco ..........          1,092              --           3,758              --
                                  ---------       ---------       ---------       ---------
     Total tobacco ........         139,813         107,652         236,571         182,694

   Real estate .............            237           2,425             661           5,066
                                  ---------       ---------       ---------       ---------
     Total revenues .......       $ 140,050       $ 110,077       $ 237,232       $ 187,760
                                  =========       =========       =========       =========

OPERATING (LOSS) INCOME:
   Liggett .................      $  24,917       $  33,139       $  43,395       $  42,843
   Vector Tobacco ..........        (20,118)         (6,782)        (44,637)        (11,216)
                                  ---------       ---------       ---------       ---------
     Total tobacco ........           4,799          26,357          (1,242)         31,627

   Real estate .............           (766)           (481)           (838)           (400)
   Corporate and other .....         (8,877)         (6,488)        (17,816)        (10,668)
                                  ---------       ---------       ---------       ---------
     Total operating (loss)income $  (4,844)      $  19,388       $ (19,896)      $  20,559
                                  =========       =========       =========       =========


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. Total revenues were $140,050 for the three months ended June 30, 2002 compared to $110,077 for the three months ended June 30, 2001. This 27.2% ($29,973) increase in revenues was due to a $31,069 or 28.9% increase in revenues at Liggett, and $1,092 in revenues at Vector Tobacco offset by a decrease of $2,188 in real estate revenues at New Valley.

         TOBACCO REVENUES. During 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton. On April 2, 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. During the second quarter 2002, Liggett announced list pricing was adjusted on various discount brands.

         Tobacco revenues at Liggett for the three months ended June 30, 2002 totaled $138,721, compared to $107,652 for the same period in 2001. Revenues grew by 28.9% ($31,069) due to price increases of $10,609 and to a 26.6% increase in unit sales volume (approximately 587.8 million units) accounting for $28,638 in positive volume variance, partially offset by $8,178 in unfavorable sales mix. Tobacco revenues at Vector Tobacco were $1,092 and relate to sales of OMNI.

         Premium sales at Liggett for the second quarter of 2002 amounted to $12,626 and represented 9.1% of total Liggett sales, compared to $17,036 and 15.8% of total sales for the second quarter of 2001. In the premium segment, revenues decreased by 25.9% ($4,410) for the three months ended June 30, 2002, compared to the prior year second quarter, due to an unfavorable volume variance of $3,607, reflecting a 21.2% decrease in unit sales volume (approximately 37.9 million units), and to an unfavorable price variance of $803, primarily associated with promotional activities.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended June 30, 2002 amounted to $126,095 and represented 90.9% of total Liggett sales, compared to $90,616 and 84.2% of total Liggett sales for the three months ended June 30, 2001. In the discount segment, revenues grew by 39.2% ($35,479) for the three months ended June 30, 2002 compared to the prior year period, due to a 30.8% gain in unit sales volume (approximately 625.7 million units) accounting for $27,920 in positive volume variance and price increases of $11,396, partially offset by an unfavorable product mix of $3,837.

         For the three months ended June 30, 2002, fixed manufacturing costs at Liggett on a basis comparable to 2001 were $244 higher with costs per thousand units of $1.98 increasing 30.3% from the previous year's $1.52, concurrent with a 2.4% increase in production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $1.06 for the three months ended June 30, 2002 increased from $0.71 in the prior year period (49.3%), while fixed non-payroll expenses increased to $0.92 from $0.81 in the prior year period (13.6%).

         TOBACCO GROSS PROFIT. Tobacco gross profit was $38,790 for the three months ended June 30, 2002 compared to $46,860 for the three months ended June 30, 2001, a decrease of $8,070 or 17.2% when compared to the same period last year, due to inclusion of the higher estimated payment obligation under the Attorneys General Master Settlement Agreement and to costs associated with the start-up at Vector Tobacco. Liggett's brands contributed 112.6% and Vector Tobacco's brand cost 12.6% for the three months ended June 30, 2002. Over the same period in 2001, Liggett's brands contributed 100% to gross profit.

         Liggett's gross profit of $43,658 for the three months ended June 30, 2002 decreased $3,202 from gross profit of $46,860 for the three months ended June 30, 2001, due primarily to the higher estimated payment obligations under the Attorneys General Master Settlement Agreement included in cost of goods sold in addition to the steep rise in sales of discount brands, offset by volume and price increases. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 51.7% for the three months ended June 30, 2002 compared to 66.5% for the same period in 2001, with gross profit for the premium segment decreasing to 47.4% for the three months ended June 30, 2002 compared to 87.1% in the same period in 2001 and gross profit for the discount segment decreasing to 52.3% in the three months ended June 30, 2002 from 61.4% in the same period in 2001. This decrease is due primarily to the inclusion of the estimated payment obligation ($14,183 in the second quarter of 2002 and $2,013 in the second quarter of 2001) under the Attorneys General Master Settlement Agreement within cost of goods sold and to the increase in promotional spending offset by the overall growth in sales volume and the 2001 list price increases.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $237 for the three months ended June 30, 2002. This compares to revenues of $2,425 from real estate activities for the three months ended June 30, 2001, with the decline primarily due to the absence of rental revenue of $2,100 from Western Realty Investments, which was sold in December 2001, and from New Valley's two
U. S. shopping centers, one of which was sold in January 2001 and the other of which was disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses were $44,021 for the three months ended June 30, 2002 compared to $30,047 for the same period last year which included settlement charges of $32 in 2001. The increase of $13,974 was due primarily to an $8,468 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's OMNI and new nicotine-free products, and to an increase of $5,053 at Liggett related to a larger sales force and increased marketing efforts. There were also increased expenses at corporate offset by lower expenses at New Valley due to the absence of broker-dealer operations. Expenses at Liggett were $18,741 for the three months ended June 30, 2002 compared to $13,721, including settlement charges of $32, for the same period last year. Expenses at Vector Tobacco for the three months ended June 30, 2002 were $15,250, compared to expenses of $6,782 for the three months ended June 30, 2001.

         For the quarter ended June 30, 2001, Liggett's operating income was reduced by $8,222 to $24,917 compared to $33,139 in the prior year primarily due to increased sales and marketing expenses. Vector Tobacco's operating loss increased to $20,118 for the quarter ended June 30, 2002 when compared to the operating loss of $6,782 for the same period in June 30, 2001.

         OTHER INCOME. For the three months ended June 30, 2002, other income was $4,751 compared to other income of $437 for the three months ended June 30, 2001. Interest and dividend income were $2,581 for the 2002 period and $2,058 for the 2001 period. Gain on sale of assets of $9,028 includes a gain of $8,484 related to the sale of BrookeMil in April 2002 and a gain of $425 on the disposal of the remaining U.S. shopping center in May 2002.

         Interest expense was $6,920 for the three months ended June 30, 2002 compared to $2,052 for the same period last year, primarily due to the issuance of long-term debt at the corporate level, increased equipment financing when compared to the prior period as well as the issuance of the notes relating to the Medallion acquisition.

         (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the three months ended June 30, 2002 was $93 compared to income of $19,825 for the three months ended June 30, 2001. Income tax expense was $591 and minority interests in income of subsidiaries was $2,658 for the three months ended June 30, 2002. This compared to tax expense of $8,337 and minority interests in losses of subsidiaries of $76 for the three months ended June 30, 2001. The effective tax rates for the three months ended June 30, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         REVENUES. Total revenues were $237,232 for the six months ended June 30, 2002 compared to $187,760 for the six months ended June 30, 2001. This 26.3% ($49,472) increase in revenues was due to a $50,119 or 27.4% increase in revenues at Liggett, and $3,758 in revenues at Vector Tobacco offset by a decrease of $4,405 in real estate revenues at New Valley.

         TOBACCO REVENUES. During 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton. On April, 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. On July 1, 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT.

         For the six months ended June 30, 2002, net sales at Liggett totaled $232,813, compared to $182,694 for the first half of 2001. Revenues increased by 27.4% ($50,119) due to price increases of $15,373 and a 24.3% increase in unit sales volume (approximately 928.7 million units) accounting for $44,420 in positive volume variance, partially offset by $9,674 in unfavorable sales mix.

         Premium sales at Liggett for the second quarter of 2002 amounted to $22,626 and represented 9.7% of total Liggett sales, compared to $27,906 and 15.3% of total sales for the same period of 2001. In the premium segment, revenues decreased by 18.9% ($5,280) for the six months ended June 30, 2002, compared to the prior year period, due to an unfavorable price variance of $5,396, primarily associated with promotional activities.

        Discount sales at Liggett for the six months ended June 30, 2002 amounted to $210,186 and represented 90.3% of total Liggett sales, compared to $154,788 and 84.7% of total Liggett sales for the six months ended June 30, 2001. In the discount segment, revenues grew by 35.8% ($55,399) for the six months ended June 30, 2002 compared to the prior year period, due to a 26.3% gain in unit sales volume (approximately 927.5 million units) accounting for $40,771 in positive volume variance and price increases of $20,767, partially offset by an unfavorable product mix of $6,141.

         For the six months ended June 30, 2002, fixed manufacturing costs at Liggett on a basis comparable to 2001 were $1,387 higher with costs per thousand units of $1.88 increasing 13.3% from the previous year's $1.66, concurrent with a 5.0% increase in production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $1.00 for the six months ended June 30, 2002 increased from $0.80 in the prior year period (25.0%), while fixed non-payroll expenses increased to $0.88 from $0.86 in the prior year period (2.3%).

         TOBACCO GROSS PROFIT. Tobacco gross profit was $74,396 for the six months ended June 30, 2002 compared to $80,988 for the six months ended June 30, 2001, a decrease of $6,592 or 8.1% when compared to the same period last year, due primarily to the volume and price increases discussed above at Liggett offset by costs associated with the start-up at Vector Tobacco. Liggett's brands contributed 109.7% to our gross profit and Vector Tobacco cost 9.7% for the six months ended June 30, 2002. Over the same period in 2001, Liggett's brands contributed 100% to tobacco gross profit.

         Liggett's gross profit of $81,625 for the six months ended June 30, 2002 increased $637 from gross profit of $80,988 for the six months ended June 30, 2001, due primarily to the price and unit volume increases discussed above, offset by the estimated payment obligations under the Attorneys General Master Settlement Agreement. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 58.1% for the six months ended June 30, 2002 compared to 68.4% for the same period in 2001, with gross profit for the premium segment decreasing to 12.1% for the six months ended June 30, 2002 compared to 24.4% in the same period in 2001 and gross profit for the discount segment increasing to 87.9% in the six months ended June 30, 2002 from 75.6% in the same period in 2001. This decrease is due primarily to the inclusion of the estimated payment obligation of $17,163 for the six-months ended June 30, 2002 period and $2,013 in the six-month 2001 period under the Attorneys General Master Settlement Agreement within cost of goods sold and to the disproportionate rise in deep-discount sales offset by the overall growth in sales volume and the 2001 and, to some extent, the April 2002 list price increase.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $661 for the six months ended June 30, 2002. This compares to revenues of $5,066 from real estate activities for the six months ended June 30, 2001, with the decline primarily due to the absence of rental revenue of $4,405 from Western Realty Investments, which was sold in December 2001, and two of New Valley's U. S. shopping centers, one of which was sold in January 2001 and the other disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses and settlement charges were $95,253 for the six months ended June 30, 2002 compared to $65,795 for the same period last year. The increase of $29,458 was due primarily to a $26,192 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's OMNI and new nicotine-free products and increased expenses at corporate offset by lower expenses at New Valley primarily due to the absence of broker-dealer operations. Expenses at Liggett were $39,037 for the six months ended June 30, 2002 compared to $28,348 for the same period last year. The increase in operating expense was due primarily to expenses related to a larger sales force, increased marketing efforts and a $3,460 restructuring charge taken in March 2002 in connection with the creation of Liggett Vector Brands and used for reorganization of its business to eliminate redundant positions, consolidate sales and marketing operations and integrate systems. A settlement charge credit of $807 in 2002 and settlement charge expense of $9,797 in 2001 represents a $10,604 decrease in such charges in the 2002 period. Expenses at Vector Tobacco for the six months ended June 30, 2002 were $37,408, compared to expenses of $11,216 for the six months ended June 30, 2001.

         For the six months ended June 30, 2002, Liggett's operating income increased to $43,395 compared to $42,843 for the prior year period due to unit sales volume price increases and the absence of $9,723 of expense relating to the ENGLE class action. As discussed in Note 7 to our consolidated financial statements, in May 2001, Liggett reached an agreement with the class in the ENGLE case, which provides assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001.

         OTHER INCOME (EXPENSES). For the six months ended June 30, 2002, other income was $3,006 compared to other income of $3,332 for the six months ended June 30, 2001. Interest and dividend income of $5,401 and a gain on sale of assets of $8,684 were offset primarily by interest expense.

         Interest expense was $12,305 for the six months ended June 30, 2002 compared to $3,310 for the same period last year, due to the issuance of long-term debt at the corporate level and increased equipment financing when compared to the prior period as well as issuance of the notes relating to the Medallion acquisition.

         (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the six months ended June 30, 2002 was $16,890 compared to income of $23,891 for the six months ended June 30, 2001. Income tax benefit was $3,671 and minority interests in income of subsidiaries was $1,986 for the six months ended June 30, 2002. This compared to tax expense of $10,482 and minority interests in losses of subsidiaries of

$782 for the six months ended June 30, 2001. The effective tax rates for the six months ended June 30, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $97,392 for the six months ended June 30, 2002 and increased $63,043 for the six months ended June 30, 2001.

        Net cash used in operations for the six months ended June 30, 2002 was $43,738 compared to net cash provided by operations of $6,660 for the comparable period of 2001. Net cash used in operations for the six months ended June 30, 2002 resulted primarily from a net loss of $15,205, an increase in inventories offset by a decrease in accounts receivable. Net cash provided by operations for the comparable period in 2001 resulted from net income of $14,350, an increase in accounts payable and accrued expenses and other current liabilities offset by an increase in inventories and accounts receivable.


         Cash used in investing activities of $47,400 in 2002 compares to cash used of $20,777 in 2001. In 2002, cash was used principally for acquisition of Medallion for $50,000 and for the purchase of machinery and equipment for $32,763 as well as for the issuance of a note receivable at New Valley for $2,500. These expenditures were offset primarily by net proceeds received from the sale by New Valley of BrookeMil for $20,461, the net sale or maturity of investment securities of $17,489 and repayment of a note receivable for $1,000. In 2001, cash was used primarily for capital expenditures of $32,956, purchase of long term investments for $5,717 and repurchase by New Valley of its common shares for $3,945. These expenditures were offset primarily by $9,172 of proceeds from the sale of one of New Valley's shopping centers and sales at Liggett of a warehouse facility and machinery and equipment and by net sales or maturity of investment securities of $6,023.

         Cash used in financing activities was $6,254 for the six months ended June 30, 2002 compared to cash provided of $76,757 in 2001. During the six months ended June 30, 2002, cash was used primarily for dividends of $26,604 and repayments of debt of $18,382 offset by proceeds from debt of $37,117 an increase in cash overdraft of $1,349 and proceeds from the exercise of options of $1,196. During the six months ended June 30, 2001, cash was provided primarily by the net proceeds from debt of $59,091, the issuance of common stock for $50,000 and proceeds from the sale of options and warrants for $12,590. Cash was used primarily for net repayments on the revolving credit facilities of $19,374 and for dividends of $21,998.

         LIGGETT. Liggett has a $40,000 credit facility under which $0 was outstanding at June 30, 2002. Availability under the facility was approximately $34,633 based on eligible collateral at June 30, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.75% at June 30, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $40,467 and net working capital was $20,418, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,415 was outstanding at June 30, 2002. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,875. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett has upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $22,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through capital lease arrangements guaranteed by us and payable in 60 monthly installments of $61 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%.

         In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.

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

         Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year and mature on April 1, 2007.

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

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreements for the notes contain covenants, which among other things, limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus an additional amount of up to $75,000 during the 12 month period ending March 31, 2003, restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

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

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2002, although the covenants in the purchase agreements for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at June 30, 2002, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $17,500, dividends on our outstanding shares (currently at an annual rate of approximately $53,500) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $32.86 at August 13, 2002, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of our convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy.

         The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments. We held investment securities available for sale totaling $165,050 at June 30, 2002. Adverse market conditions could have a significant effect on the value of these investments.

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

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in operating, selling, administrative and general expenses be recorded as a reduction of operating revenues and was effective in the first quarter of 2002. As discussed above under "Critical Accounting Policies", adoption of EITF Issue No. 00-25 has resulted in a significant reduction of revenues offset by a corresponding reduction in operating, selling, administrative and general expenses. For comparative purposes, prior period amounts have been reclassified from operating, selling, administrative and general expenses to a reduction of revenues. The adoption of EITF 00-25 did not impact the Company's consolidated financial position, operating income or net income.

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

                                     PART II

                                OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

              Reference is made to Note 7, incorporated herein by reference, to our consolidated financial statements included elsewhere in this Report on Form 10-Q which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished to holders of our securities and the securities of our subsidiaries without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended June 30, 2002, except for grants of stock options to purchase 5,000 shares of our common stock at prices ranging between $19.94 and $25.26 per share to employees of us and/or our subsidiaries. The grants of stock options were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the second quarter of 2002, we submitted the following matters to a vote of stockholders at our Annual Meeting of Stockholders held on May 17, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

              The matters voted upon at the Annual Meeting were the election of five directors and the following is a tabulation of the results:

              Total shares of common stock outstanding as of April 10, 2002 (the record date) - 33,257,284

              Total shares of common stock voted in person or by proxy - 29,530,940

                                    Election of Directors:

                                                                  Withheld
                                                 For             Authority
                                                 ---             ---------

               Robert J. Eide                29,483,530            47,410
               Bennett S. LeBow              29,471,830            59,110
               Howard M. Lorber              29,436,290            94,650
               Jeffrey S. Podell             29,483,478            47,462
               Jean E. Sharpe                29,481,640            49,300

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS


                 99.1        Material Legal Proceedings.

                *99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended June 30, 2002 and 2001 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Commission File No. 1-2493).

                 99.3 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.4 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.


        ----------------
         *  Incorporated by reference


              (b)    REPORTS ON FORM 8-K

                     The Company filed the following Reports on Form 8-K during the second quarter of 2002:

                                                               FINANCIAL
                         DATE                ITEMS             STATEMENTS
                         ----                -----             ----------

                     June 28, 2002            5, 7                None

                                   SIGNATURE





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

Date:  August 14, 2002