Form 10-Q
period 2002-09-30
VECTOR GROUP LTD
filed 2002-11-14
CIK 59440

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-Q

                             ---------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



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

        At November 13, 2002, Vector Group Ltd. had 34,919,903 shares of common stock outstanding.


================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001.............................................................................     2

   Vector Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 2002 and September 30, 2001...............................................     3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the nine
         months ended September 30, 2002...............................................................     4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and September 30, 2001.....................................................     5

   Notes to Consolidated Financial Statements..........................................................     6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................    30

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................    44

Item 4. CONTROLS AND PROCEDURES........................................................................    44


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................    46

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................    46

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................    46

SIGNATURE..............................................................................................    48


CERTIFICATIONS.........................................................................................    49



                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                       September 30,   December 31,
                                                                                           2002             2001
                                                                                       -------------   ------------
ASSETS:

Current assets:
  Cash and cash equivalents....................................................          $109,227         $217,761
  Investment securities available for sale.....................................           145,395          173,697
  Accounts receivable - trade..................................................            11,790           34,380
  Other receivables............................................................             3,433            1,234
  Inventories..................................................................            94,109           53,194
  Restricted assets............................................................                 -           20,054
  Deferred income taxes........................................................             8,213            6,294
  Other current assets.........................................................            12,419            9,113
                                                                                         --------        ---------
      Total current assets.....................................................           384,586          515,727

Property, plant and equipment, net.............................................           128,779          102,185
Long-term investments, net.....................................................            11,138           10,044
Restricted assets..............................................................             1,875            1,881
Deferred income taxes..........................................................            11,215            9,778
Intangible asset...............................................................           107,511                -
Pension assets.................................................................            21,070           17,920
Other assets...................................................................             8,913           31,368
                                                                                          -------         --------
      Total assets.............................................................          $675,087         $688,903
                                                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt and other obligations....         $  19,369       $    4,808
  Accounts payable.............................................................            15,871           16,192
  Accrued promotional expenses.................................................            21,368           20,634
  Accrued taxes payable, net...................................................            14,439           33,992
  Settlement accruals..........................................................            32,322           29,299
  Deferred income taxes........................................................             4,817              759
  Accrued interest.............................................................             3,600            6,799
  Prepetition claims and restructuring accruals................................               675            2,700
  Other accrued liabilities....................................................            17,114           26,362
                                                                                         --------         --------
      Total current liabilities................................................           129,575          141,545

Notes payable, long-term debt and other obligations, less current portion......           289,285          214,273
Noncurrent employee benefits...................................................            13,230           14,749
Deferred income taxes..........................................................           138,696          132,528
Other liabilities..............................................................             4,814           16,294
Minority interests.............................................................            47,884           56,156

Commitments and contingencies..................................................

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.....
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 39,530,924 and outstanding 34,919,903.......................             3,491            3,317
  Additional paid-in capital...................................................           297,641          309,849
  Deficit......................................................................          (228,295)        (182,645)
  Accumulated other comprehensive income.......................................            (2,901)           1,170
  Less:  4,611,021 shares of common stock in treasury, at cost.................           (18,333)         (18,333)
                                                                                         --------         --------
      Total stockholders' equity...............................................            51,603          113,358
                                                                                         --------          -------

      Total liabilities and stockholders' equity...............................          $675,087         $688,903
                                                                                          =======          =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                      Three Months Ended                 Nine Months Ended
                                                                 -----------------------------     -----------------------------
                                                                   Sept. 30,       Sept. 30,        Sept. 30,         Sept. 30,
                                                                     2002            2001              2002             2001
                                                                 ------------     ------------     ------------     ------------
Revenues:
    Tobacco* ................................................    $    141,714     $    120,228     $    378,285     $    302,922
    Real estate leasing .....................................              --            2,538              661            7,604
                                                                 ------------     ------------     ------------     ------------
      Total revenues ........................................         141,714          122,766          378,946          310,526

Expenses:
    Cost of goods sold* .....................................         100,442           72,199          262,617          173,605
    Operating, selling, administrative and general expenses .          40,958           33,511          136,718           89,509
    Settlement charges ......................................              --               56             (807)           9,853
                                                                 ------------     ------------     ------------     ------------
      Operating income (loss) ...............................             314           17,000          (19,582)          37,559

Other income (expenses):
    Interest and dividend income ............................           2,342            3,537            7,743            7,777
    Interest expense ........................................          (7,112)          (5,824)         (19,417)          (9,134)
    (Loss) gain on sale of investments, net .................             (62)            (804)           1,715              (51)
    Gain on sale of assets ..................................             345              415            9,029            2,187
    Provision for uncollectibility of notes receivable ......         (13,198)              --          (13,198)              --
    Other, net ..............................................             757             (305)             206             (428)
                                                                 ------------     ------------     ------------     ------------

(Loss) income from continuing operations before provision for
      income taxes and minority interests ...................         (16,614)          14,019          (33,504)          37,910
    (Benefit) provision for income taxes ....................          (1,972)           6,753           (5,643)          17,235
    Minority interests ......................................          (6,476)          (1,210)          (4,490)          (1,992)
                                                                 ------------     ------------     ------------     ------------

(Loss) income from continuing operations ....................          (8,166)           8,476          (23,371)          22,667
                                                                 ------------     ------------     ------------     ------------

Discontinued operations:
Loss from discontinued operations ...........................              --           (1,107)              --           (2,231)
Gain on disposal of discontinued operations, net of
      minority interests ....................................              --               --               --            1,283
                                                                 ------------     ------------     ------------     ------------
Loss from discontinued operations ...........................              --           (1,107)              --             (948)
                                                                 ------------     ------------     ------------     ------------

Net (loss) income ...........................................    $     (8,166)    $      7,369     $    (23,371)    $     21,719
                                                                 ============     ============     ============     ============

Per basic common share:

    (Loss) income from continuing operations ................    $      (0.23)    $       0.26     $      (0.67)    $       0.75
                                                                 ============     ============     ============     ============
    Loss from discontinued operations .......................    $         --     $      (0.03)    $         --     $      (0.03)
                                                                 ============     ============     ============     ============
    Net (loss) income applicable to common shares ...........    $      (0.23)    $       0.23     $      (0.67)    $       0.72
                                                                 ============     ============     ============     ============

Basic weighted average common shares outstanding ............      34,920,140       32,520,237       34,915,109       30,123,183
                                                                 ============     ============     ============     ============

Per diluted common share:

    (Loss) income from continuing operations ................    $      (0.23)    $       0.22     $      (0.67)    $       0.62
                                                                 ============     ============     ============     ============
    Loss from discontinued operations .......................    $         --     $      (0.03)    $         --     $      (0.03)
                                                                 ============     ============     ============     ============
    Net (loss) income applicable to common shares ...........    $      (0.23)    $       0.19     $      (0.67)    $       0.59
                                                                 ============     ============     ============     ============

Diluted weighted average common shares outstanding ..........      34,920,140       38,293,602       34,915,109       36,422,931
                                                                 ============     ============     ============     ============

-------------

* Revenues and Cost of goods sold include excise taxes of $51,668, $41,496, $144,858 and $105,806, respectively.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                                          Accumulated
                                                 Common Stock       Additional                              Other
                                            ----------------------    Paid-In                  Treasury  Comprehensive
                                              Shares      Amount      Capital     Deficit       Stock    Income (Loss)     Total
                                            ----------  ----------  ----------   ----------   ---------- -------------  ----------

Balance, December 31, 2001 ...............  33,171,847  $    3,317  $  309,849   $ (182,645)  $  (18,333)  $    1,170   $  113,358


Net loss .................................          --          --          --      (23,371)          --           --      (23,371)
  Unrealized loss on investment securities          --          --          --           --           --       (2,564)      (2,564)
                                                                                                                        ----------
      Total other comprehensive loss .....          --          --          --           --           --           --       (2,564)
                                                                                                                        ----------
Total comprehensive loss .................          --          --          --           --           --           --      (25,935)
                                                                                                                        ----------

Distributions on common stock ............          --          --     (39,906)          --           --           --      (39,906)
Effect of stock dividend .................   1,662,619         166      22,113      (22,279)          --           --           --
Exercise of options ......................      85,437           8       1,188           --           --           --        1,196
Tax benefit of options exercised .........          --          --         526           --           --           --          526
Amortization of deferred compensation, net          --          --       2,364           --           --           --        2,364

Other, net ...............................          --          --       1,507           --           --       (1,507)          --
                                            ----------  ----------  ----------   ----------   ----------   ----------   ----------

Balance, September 30, 2002 ..............  34,919,903  $    3,491  $  297,641   $ (228,295)  $  (18,333)  $   (2,901)  $   51,603
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                      Nine Months Ended
                                                                  -------------------------
                                                                  Sept. 30,       Sept. 30,
                                                                     2002            2001
                                                                  ---------       ---------

Net cash (used in) provided by operating activities:              $(35,602)       $   20,425
                                                                  --------        ----------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net..                 2,642             8,599
  Sale or maturity of investment securities ........                70,161            10,634
  Purchase of investment securities ................               (46,024)         (159,381)
  Purchase of long-term investments ................               (50,103)           (5,747)
  Sale or liquidation of long-term investments .....                    --             1,133
  Purchase of real estate ..........................                    --            (1,213)
  Sale of real estate ..............................                20,461            10,172
  Increase in restricted assets.....................                    --             1,306
  Issuance of notes receivable, net.................                (4,000)
  Payment of prepetition claims ....................                (2,025)           (2,634)
  Cash acquired in acquisition of LTS ..............                    --             8,010
  New Valley purchase of common shares .............                    --              (274)
  Purchase by New Valley of subsidiary common stock                     --            (3,945)
  Capital expenditures .............................               (39,284)          (47,357)
                                                                  ---------        ---------
Net cash used in investing activities ..............               (48,172)         (180,697)
                                                                  --------         ---------

Cash flows from financing activities:
  Proceeds from debt ...............................                37,635           255,167
  Repayments of debt ...............................               (10,355)          (21,933)
  Borrowings under revolver ........................               467,016           358,330
  Repayments on revolver ...........................              (467,016)         (377,704)
  Deferred financing charges .......................                  (930)           (9,201)
  Decrease in margin loan payable ..................                    --            (2,028)
  Issuance of common stock .........................                    --            50,000
  Distributions on common stock ....................               (39,906)          (34,024)
  Proceeds from participating loan .................                    --             2,478
  Repayment of participating loan...................               (12,400)               --
  Proceeds from exercise of options and warrants ...                 1,196            16,042
                                                                  --------         ---------
Net cash (used in) provided by financing activities                (24,760)          237,127
                                                                  --------         ---------

Net cash provided by discontinued operations .......                    --               139
Net (decrease) increase in cash and cash equivalents              (108,534)           76,994
Cash and cash equivalents, beginning of period .....               217,761           157,513
                                                                 ---------         ---------

Cash and cash equivalents, end of period ...........             $ 109,227         $ 234,507
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 56.2% of New Valley's common shares at September 30, 2002. All significant intercompany balances and transactions have been eliminated.

           Vector Tobacco is engaged in the development and marketing of reduced carcinogen and low nicotine and nicotine-free cigarette products. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. New Valley is currently engaged in the real estate business through its New Valley Realty division and is seeking to acquire additional operating companies.

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

      (d)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 28, 2001 and September 27, 2002. In connection with each of the 5% dividends, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2001.

           The Company had a net loss for the three and nine months ending September 30, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for the three and nine months ended September 30, 2002.

      (e)  COMPREHENSIVE INCOME:

           Comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $25,935 for the nine months ended September 30, 2002 and total comprehensive income was $20,938 for the nine months ended September 30, 2001.

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

           In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply this statement prospectively upon adoption.

2.    LIGGETT VECTOR BRANDS

      In March 2002, the Company announced that the sales and marketing functions, along with certain support functions, of its Liggett and Vector Tobacco subsidiaries would be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of the Company's tobacco operations. As of September 30, 2002, this reorganization was essentially complete. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 425 salespersons, and enhanced distribution and marketing capabilities. Final reorganization matters are being completed in the fourth quarter of 2002. In connection with the creation of the new Liggett Vector Brands entity, the Company took a charge of $3,460 in

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      the first quarter of 2002, related to the reorganization of its business. As of September 30, 2002, the Company's reorganization accrual has been reduced by payments of $730 and the remaining balance was $2,730.


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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                           AT APRIL 1, 2002
                           ----------------

      Receivable from seller......................           $   3,189
      Inventory...................................               1,019
      Property, plant and equipment...............               2,181
      Intangible asset............................             107,511
                                                               -------
          Total assets acquired...................             113,900
                                                               -------
      Accrued merger costs........................                 300
      Allowance for sales returns.................                 500
      Accrued MSA liability.......................               3,100
                                                             ---------
          Total liabilities assumed...............               3,900
                                                             ---------
          Net assets acquired.....................           $ 110,000
                                                             =========

      The $107,511 intangible asset, which is not subject to amortization, relates to Medallion's exemption under the Master Settlement Agreement and has been included with the Liggett segment for segment reporting purposes.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


                                          Three Months Ended                  Nine Months Ended
                                       -------------------------      --------------------------------
                                        Sept. 30,     Sept. 30,       Sept. 30,            Sept. 30,
                                          2002           2001            2002                  2001
                                       ----------     ----------      ----------           -----------
Revenues ..........................     $141,714      $  134,960       $393,807            $   339,725
                                        ========      ==========       ========            ===========

Net (loss) income .................       (8,166)     $    8,139        (24,535)           $    23,491
                                        ========      ==========       ========            ===========

Net (loss) income per common share:

    Basic .........................     $  (0.23)     $     0.25       $  (0.70)           $      0.78
                                        ========      ==========       ========            ===========
    Diluted .......................     $  (0.23)     $     0.21       $  (0.70)           $      0.64
                                        ========      ==========       ========            ===========


4.    INVENTORIES

      Inventories consist of:

                                           September 30,            December 31,
                                               2002                    2001
                                           -------------            ------------
Leaf tobacco .................               $ 52,150                $ 26,364
Other raw materials ..........                  5,978                   6,764
Work-in-process ..............                  2,922                   2,263
Finished goods ...............                 29,881                  15,317
Replacement parts and supplies                  4,617                   3,040
                                             --------                --------
Inventories at current cost ..                 95,548                  53,748
LIFO adjustments .............                 (1,439)                   (554)
                                             --------                --------
                                             $ 94,109                $ 53,194
                                             ========                ========

      At September 30, 2002, Liggett had leaf tobacco purchase commitments of approximately $21,800 and Vector Tobacco had leaf tobacco purchase commitments of approximately $11,330.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                          September 30,             December 31,
                                              2002                      2001
                                          -------------             -----------
Land and improvements .......               $   2,383                $   2,252
Buildings ...................                  26,165                   23,035
Machinery and equipment .....                 128,046                   81,396
Leasehold improvements ......                   1,668                    1,451
Construction-in-progress ....                  10,101                   27,464
                                            ---------                ---------
                                              168,363                  135,598
Less accumulated depreciation                 (39,584)                 (33,413)
                                            ---------                ---------
                                            $ 128,779                $ 102,185
                                            =========                =========


6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                       September 30,            December 31,
                                                                            2002                    2001
                                                                       -------------            ------------
Vector:
6.25% Convertible Subordinated Notes due 2008 ............               $ 132,500                $ 132,500

VGR Holding:
10% Senior Secured Notes due 2006, net of
   unamortized discount of $12,485 and $9,242 ............                  77,515                   50,758

Liggett:
Revolving credit facility ................................                      --                       --
Term loan under credit facility ..........................                   5,190                    5,865
Other notes payable ......................................                  14,072                    7,748

Vector Research:
Equipment loans ..........................................                  17,551                   12,724

Vector Tobacco:
Note payable .............................................                   6,918                    8,847
Equipment loans ..........................................                   1,158                      389
Notes for Medallion acquisition ..........................                  53,750                       --

Other ....................................................                      --                      250
                                                                         ---------                ---------

Total notes payable, long-term debt and other obligations                  308,654                  219,081
Less:
      Current maturities .................................                 (19,369)                  (4,808)
                                                                         ---------                ---------
Amount due after one year ................................               $ 289,285                $ 214,273
                                                                         =========                =========


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $30.91 per share at September 30, 2002. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of the convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

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

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to Vector to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus an additional amount of up to $75,000 during the period commencing on April 1, 2002 and ending on September 29, 2002, $115,000 during the period commencing on September 30, 2002 and ending on December 30, 2002 and $100,000 during the period commencing on December 31, 2002 and ending on March 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding will recognize a loss of approximately $1,300 in the fourth quarter 2002 on the early extinguishment of debt.

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

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $40,000 credit facility, under which $0 was outstanding at September 30, 2002. Availability under the credit facility was approximately $34,633 based on eligible collateral at September 30, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.75% at September 30, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $22,353 and net working capital was $2,643, as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase its Mebane, North Carolina facility, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at September 30, 2002. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 with a final payment of $1,875. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property collateralizes the Maple loan and Liggett's credit facility.

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

      In September 2002, Liggett purchased equipment for $1,573 through a note guaranteed by the Company, payable in 58 monthly installments of $26 and a final payment of $345 with an effective annual interest rate of 6.20%.

      EQUIPMENT LOANS - VECTOR RESEARCH:

      In February 2001, a subsidiary of Vector Research purchased equipment for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the equipment and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 120 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate with a final payment of $6,125.

      In February 2002, the Vector Research subsidiary purchased equipment for $6,575 and borrowed $6,150 to fund the purchase. The loan, which is collateralized by the equipment, is guaranteed by Vector Research and the Company. The loan is payable in 120 monthly installments of $44, including annual interest of 2.75% above the 30-day commercial paper rate.

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


7.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the nine months ended September 30, 2002, Liggett incurred counsel fees and costs totaling approximately $4,103 compared to $4,911 for the nine months ended September 30, 2001.

      INDIVIDUAL ACTIONS. As of September 30, 2002, there were approximately 338 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 90 were pending in New York, 76 in Florida, 47 in Maryland, 25 in Mississippi and 19 in California. The balance of the individual cases were pending in 21 states. There are four individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



      court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled to begin in June 2003.

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

      Jury awards in California and Oregon have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award. Philip Morris has appealed the decision to the Oregon Supreme Court. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In September 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. In October 2002, the California Supreme Court vacated the decision and remanded the case to the intermediate appellate court for reconsideration in light of its August 2002 ruling that a state statute in effect from January 1988 to December 1997 conferred immunity to cigarette manufacturers for conduct during that ten-year period. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has appealed the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict.

      CLASS ACTIONS. As of September 30, 2002, there were approximately 41 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provides for interest at the rate of 10% per year on the jury's awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      appellate remedies. Oral argument before Florida's Third District Court of Appeals was held on November 6, 2002. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

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

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE), in West Virginia (BLANKENSHIP) and in California (BROWN) and in New York (SIMON). A number of class certification denials are on appeal.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In August 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In an order issued in March 2001, the court reaffirmed class certification of this medical monitoring action. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the defendants. In January 2002, the trial court denied plaintiffs' motion for a new trial, and plaintiffs have appealed.

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

      In September 2002, in IN RE SIMON II LITIGATION, the federal district court for the Eastern District of New York granted plaintiffs' motion for certification of a nationwide non-opt-out punitive damages class action against the tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In its order, the court set a trial date of January 2003, but has since stayed the order pending the tobacco companies' appeal to the U.S. Court of Appeals for the Second Circuit.

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

      GOVERNMENTAL ACTIONS. As of September 30, 2002, there were approximately 40 Governmental Actions pending against Liggett. In these proceedings, both foreign and

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of September 30, 2002, there were approximately 7 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. The United States Supreme Court has denied petitions for certiorari in the cases decided by four of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached, and no further meetings are planned. Discovery in the case has commenced, and trial has been scheduled for September 2004.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. Liggett believes, based on published industry sources, that its domestic shipments accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001. On April 15 of any year following a year in which Liggett's market share exceeds the base share, Liggett will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. Liggett and Vector Tobacco have expensed $29,037 for their estimated MSA obligations for the first nine months of 2002 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett to the extent its market share exceeds the base share) are required to pay the following annual amounts (subject to certain adjustments):

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

      TRIALS. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court scheduled for January 2003 and February 2003, an individual action in New York state court scheduled for January 2003 and an action consolidating the claims of three individuals in a Mississippi state court scheduled for May 2003. In addition, the BROWN case is scheduled for trial in California state court in March 2003. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under recent Florida legislation which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the bonding statute enacted in 2000 by the Florida legislature, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the nine months ended September 30, 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      Liggett has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including Liggett, profited from the use of slave labor. Seven additional cases have been filed in California, Illinois and New York. Liggett is a named defendant in only one of these additional cases, but has not been served.

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

      In February 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobacco is imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      user licensing" system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

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

      Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. Thus far in 2002, 21 states have passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

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

      Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The Federal Trade Commission has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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

      As of September 30, 2002, New Valley had $675 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, New Valley paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers, and its restructuring accruals were reduced by a corresponding amount in the third quarter of 2002.

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


8.    NEW VALLEY CORPORATION

      On April 30, 2002, New Valley sold the shares of BrookeMil Ltd., a wholly-owned subsidiary, for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,400 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,400 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on sale of real estate of $8,484 for the nine months ended September 30, 2002 in connection with the

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      sale. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

      In March 2002, Ladenburg Thalmann Financial Services Inc. ("LTS") borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In July 2002, LTS borrowed an additional $2,500 from New Valley on the same terms.

      New Valley evaluated its ability to collect the $13,198 of notes and interest receivable from LTS at September 30, 2002. These notes receivable include the $5,000 of notes discussed above and a $8,010 convertible note issued to New Valley in May 2002 in connection with the LTS acquisition. New Valley determined, based on current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

      On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bears interest at 1% above prime rate, matures the earlier of December 31, 2002, the date after LTS receives its federal income tax refund for the fiscal year ended September 30, 2002, or the next business day after LTS receives a loan from an affiliate of its clearing broker in connection with the conversion of additional business to this broker.


9.    DISCONTINUED OPERATIONS
      -----------------------

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

      On December 20, 2001, New Valley distributed its 53.6% interest (22,543,158 shares) of LTS common stock to holders of New Valley common shares through a special dividend. On the same date, Vector distributed the 12,694,929 shares of LTS common stock that it received from New Valley to the holders of Vector's common stock as a special dividend.

      Summarized operating results of the discontinued broker-dealer operations for the three and nine months ended September 30, 2001 are as follows:

                                                Three Months        Nine Months
                                                   Ended              Ended
                                               Sept. 30, 2001     Sept. 30, 2001
                                               --------------     --------------

          Revenues .....................          $ 18,054           $ 58,376
          Expenses .....................            26,492             70,565
                                                  --------           --------
          Operating loss before minority
             interests and income taxes           $ (8,438)          $(12,189)
                                                  ========           ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)

10.   SEGMENT INFORMATION

      The Company's significant business segments for the nine months ended September 30, 2002 and 2001 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of new reduced carcinogen and low nicotine and nicotine-free cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

      Financial information for the Company's continuing operations before taxes and minority interest for the three and nine months ended September 30, 2002 and 2001 follows:


                                                              Vector              Real           Corporate(1)
                                            Liggett           Tobacco            Estate            and Other           Total
                                           ---------         ---------          ---------        ------------         ---------
THREE MONTHS ENDED SEPT. 30, 2002:

Revenues .........................         $ 139,875         $   1,839          $      --          $      --          $ 141,714
Operating income (loss) ..........            27,255           (20,239)               484             (7,186)               314
Depreciation and amortization ....             1,560             1,327                 --                973              3,860

THREE MONTHS ENDED SEPT. 30, 2001:

Revenues .........................         $ 120,228         $      --          $   2,538          $      --          $ 122,766
Operating income (loss) ..........            33,592           (10,574)              (166)            (5,852)            17,000
Depreciation and amortization ....             1,025               533                661                431              2,650

NINE MONTHS ENDED SEPT. 30, 2002:

Revenues .........................         $ 372,688         $   5,597          $     661          $      --          $ 378,946
Operating income (loss) ..........            70,650           (64,876)              (354)           (25,002)           (19,582)
Identifiable assets ..............           160,592           208,173              1,514            304,808            675,087
Depreciation and amortization ....             4,281             3,407                191              2,066              9,945
Capital expenditures .............            16,357            15,624                688              6,615             39,284

NINE MONTHS ENDED SEPT. 30, 2001:

Revenues .........................         $ 302,922         $      --          $   7,604          $      --          $ 310,526
Operating income (loss) ..........            76,435           (21,790)              (796)           (16,290)            37,559
Identifiable assets ..............           128,933            53,096            131,993            483,907            797,929
Depreciation and amortization ....             3,463               856              1,989                914              7,222
Capital expenditures .............             5,266            23,329              1,213             17,549             47,357


-------------

(1) For 2001, the assets of the discontinued broker-dealer segment are included in Corporate and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding Inc., Liggett Group Inc., New Valley Corporation, Vector Tobacco Inc. and other less significant subsidiaries. As of September 30, 2002, we owned 56.2% of New Valley's common shares.

         We are a holding company for a number of businesses. We are engaged principally in:

         o the development and marketing of reduced carcinogen and low nicotine and nicotine-free cigarette products through our subsidiary Vector Tobacco, and

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

RECENT DEVELOPMENTS

         LIGGETT VECTOR BRANDS. In March 2002, we announced that the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries would be combined into a new entity, Liggett Vector Brands Inc. The newly formed company will coordinate and execute the sales and marketing efforts for all of our tobacco operations. As of September 30, 2002, this reorganization was essentially complete. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 425 salespersons, and enhanced distribution and marketing capabilities. Final reorganization matters are being completed in the fourth quarter of 2002. In connection with the creation of the new Liggett Vector Brands entity, we took a charge of $3,460 in the first quarter of 2002, related to the reorganization of our business. As of September 30, 2002, the Company's reorganization accrual has been reduced by payments of $730 and the remaining balance was $2,730.

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

         VGR HOLDING PRIVATE PLACEMENT. On April 30, 2002, VGR Holding issued at a discount $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement to institutional investors. VGR Holding received net proceeds from the placement of approximately $25,000. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest.


RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2002, there were approximately 338 individual suits, 41 purported class actions and 47 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,250 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

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

         REVENUE RECOGNITION. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to customers. We provide an allowance for expected sales returns, net of related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. As discussed in Note 1 to our consolidated financial statements, effective January 1, 2002, we adopted new required accounting standards mandating that certain sales incentives previously reported as operating, selling, general and administrative expenses be shown as a reduction of operating revenues. As a result, our previously reported revenues have been reduced by approximately $208,628 for the nine months ended September 30, 2001 and cost of goods sold increased by $7,831. The adoption of the new accounting standards had no impact on our net earnings or basic or diluted earnings per share.

         MARKETING COSTS. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as an expense in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information. As discussed above under "Revenue Recognition", beginning January 1, 2002, we have adopted the previously mentioned revenue recognition accounting standards that mandate that certain costs previously reported as marketing expense be shown as a reduction of operating revenues. As a result, previously reported amounts for operating, selling, general and administrative expenses have been reduced by approximately $216,459 for the nine months ended September 30, 2001. The adoption of the new accounting standards had no impact on our net earnings or basic or diluted earnings per share.

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

         EMPLOYEE BENEFIT PLANS. Since 1997, income from our defined benefit pension plans covering Liggett employees, partially offset by the costs of postretirement medical benefits, have contributed to our reported operating income, including approximately $3,200 for 2002. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

         Based on the declines in the securities markets, we anticipate recording a non-cash charge to stockholders' equity in the fourth quarter of 2002 relating to one of Liggett's defined benefit plans. We currently estimate the non-cash charge to equity will be approximately $11,000, net of income taxes; the actual charge may differ materially from this estimate because the charge will be based on the extent to which our accumulated benefit obligations under the pension plan on September 30, 2002 exceed the fair value of the pension plan's assets on that date. We will record this charge in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." We also currently anticipate net pension expense for Liggett's plan and other postretirement benefit expense aggregating approximately $1,000 for 2003. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA's minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2003 and ending on December 31, 2003. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.


RESULTS OF OPERATIONS

         For purposes of this discussion and other segment reporting, our significant business segments for the nine months ended September 30, 2002 and 2001 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of new reduced carcinogen and low nicotine and nicotine-free cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                            ----------------------------          ----------------------------
                                               2002              2001               2002               2001
                                            ---------          ---------          ---------          ---------
REVENUES:
   Liggett ........................         $ 139,875          $ 120,228          $ 372,688          $ 302,922
   Vector Tobacco .................             1,839                 --              5,597                 --
                                            ---------          ---------          ---------          ---------
      Total tobacco ...............           141,714            120,228            378,285            302,922

   Real estate ....................                --              2,538                661              7,604
                                            ---------          ---------          ---------          ---------
      Total revenues ..............         $ 141,714          $ 122,766          $ 378,946          $ 310,526
                                            =========          =========          =========          =========

OPERATING INCOME (LOSS):
   Liggett ........................         $  27,255          $  33,592          $  70,650          $  76,435
   Vector Tobacco .................           (20,239)           (10,574)           (64,876)           (21,790)
                                            ---------          ---------          ---------          ---------
      Total tobacco ...............             7,016             23,018              5,774             54,645

   Real estate ....................               484               (166)              (354)              (796)
   Corporate and other ............            (7,186)            (5,852)           (25,002)           (16,290)
                                            ---------          ---------          ---------          ---------
      Total operating income (loss)         $     314          $  17,000          $ (19,582)         $  37,559
                                            =========          =========          =========          =========


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Total revenues were $141,714 for the three months ended September 30, 2002 compared to $122,766 for the three months ended September 30, 2001. This 15.4% ($18,948) increase in revenues was due to a $19,647 or 16.3% increase in revenues at Liggett, and $1,839 in revenues at Vector Tobacco offset by a decrease of $2,538 in real estate revenues at New Valley.

         TOBACCO REVENUES. During 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton. On April 2, 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. On July 1, 2002, Liggett announced a list increase of $.60 per carton on LIGGETT SELECT.

         Tobacco revenues at Liggett for the three months ended September 30, 2002 totaled $139,875, compared to $120,228 for the same period in 2001. Revenues grew by 16.3% ($19,647) due to price increases of $17,741 and to a 7.5% increase in unit sales volume (approximately 182.1 million units) accounting for $8,957 in positive volume variance, partially offset by $7,051 in unfavorable sales mix. Tobacco revenues at Vector Tobacco were $1,839 and relate to sales of OMNI.

         Premium sales at Liggett for the third quarter of 2002 amounted to $14,571 and represented 10.4% of total Liggett sales, compared to $23,766 and 19.8% of total sales for the third quarter of 2001. In the premium segment, revenues decreased by 38.7% ($9,195) for the three months ended September 30, 2002, compared to the prior year third quarter, due to an unfavorable volume variance of $9,220, reflecting a 38.8% decrease in unit sales volume (approximately 96.6 million units), slightly offset by a favorable price variance of $25.

         The decline in Liggett's premium sales revenue during the 2002 period reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity among the major U.S. cigarette manufacturers.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended September 30, 2002 amounted to $125,304 and represented 89.6% of total Liggett sales, compared to $96,462 and 80.2% of total Liggett sales for the three months ended September 30, 2001. In the discount segment, revenues grew by 29.9% ($28,842) for the three months ended September 30, 2002 compared to the prior year period, due to a 12.7% gain in unit sales volume (approximately 278.7 million units) accounting for $12,247 in positive volume variance and price increases of $17,715, partially offset by an unfavorable product mix of $1,120.

         For the three months ended September 30, 2002, fixed manufacturing costs at Liggett on a basis comparable to 2001 were $334 higher with costs per thousand units of $2.11 increasing 6.0% from the previous year's $1.99, with essentially constant production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $0.99 for the three months ended September 30, 2002 decreased from $1.17 in the prior year period (15.4%), while fixed non-payroll expenses increased 37.8%.to $1.13 from $0.82 in the prior year period.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $41,272 for the three months ended September 30, 2002 compared to $47,879 for the three months ended September 30, 2001, a decrease of $6,607 or 13.8% when compared to the same period last year, due to inclusion of the higher estimated payment obligations under the Attorneys General Master Settlement Agreement and to costs associated with the operations of Vector Tobacco. Liggett's brands contributed 114.3% and Vector Tobacco's brand cost 14.3% for the three months ended September 30, 2002. Over the same period in 2001, all the tobacco gross profit related to Liggett's brands.

         Liggett's gross profit of $47,187 for the three months ended September 30, 2002 decreased $692 from gross profit of $47,879 for the three months ended September 30, 2001. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 53.2% for the three months ended September 30, 2002 compared to 60.8% for the same period in 2001, with gross profit for the premium segment decreasing to 24.4% for the three months ended September 30, 2002 compared to 73.4% in the same period in 2001 and gross profit for the discount segment increasing to 57.5% in the three months ended September 30, 2002 from 56.6% in the same period in 2001. The overall decrease in Liggett's gross profit is due primarily to the inclusion of the higher estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the increase in promotional spending on premium brands discussed above and the disproportionate rise in deep-discount sales, leading to lower gross margin.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $0 for the three months ended September 30, 2002. This compares to revenues of $2,538 from real estate activities for the three months ended September 30, 2001, with the decline primarily due to the absence of rental revenue of $2,067 from Western Realty Investments, which was sold in December 2001, and rental revenue of $471 from New Valley's remaining shopping center, which was disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses were $40,958 for the three months ended September 30, 2002 compared to $33,511 for the same period last year. The increase of $7,447 was due primarily to a $3,743 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's OMNI brand and QUEST, its new low nicotine and nicotine-free products, scheduled to be introduced at retail in select markets in the first quarter 2003, and to an increase of $5,701 at Liggett related to a larger sales force and increased marketing efforts. There were also increased expenses at corporate offset by lower expenses at New Valley due to a decrease in professional fees. Expenses at Liggett were $19,932 for the three months ended September 30, 2002 compared to $14,287 for the same period last year. Expenses at Vector Tobacco for the three months ended September 30, 2002 were $14,324, compared to expenses of $10,581 for the three months ended September 30, 2001.

         For the quarter ended September 30, 2001, Liggett's operating income was reduced by $6,337 to $27,255 compared to $33,592 in the prior year primarily due to increased expenses related to a larger sales force and increased marketing efforts. Vector Tobacco's operating loss increased to $20,239 for the quarter ended September 30, 2002 when compared to the operating loss of $10,574 for the same period in September 30, 2001.

         OTHER INCOME (EXPENSES). For the three months ended September 30, 2002, other income (expenses) was a loss of $16,928 compared to a loss of $2,981 for the three months ended September 30, 2001. Interest and dividend income were $2,342 for the 2002 period compared to $3,537 for the 2001 period and were offset in the 2002 period by a provision for loss on notes receivable of $13,198 established by New Valley and an increase in interest expense of $1,288 for the three months ended September 30, 2002 over the same period last year. The increased interest expense was primarily due to the issuance of long-term debt at the corporate level, increased equipment financing when compared to the prior period as well as the issuance of the notes relating to the Medallion acquisition.

         (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the three months ended September 30, 2002 was $16,614 compared to income of $14,019 for the three months ended September 30, 2001. Income tax benefit was $1,972 and minority interests in losses of subsidiaries was $6,476 for the three months ended September 30, 2002. This compared to tax expense of $6,753 and minority interests in income of subsidiaries of $1,210 for the three months ended September 30, 2001. The effective tax rates for the three months ended September 30, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Total revenues were $378,946 for the nine months ended September 30, 2002 compared to $310,526 for the nine months ended September 30, 2001. This 22.0% ($68,420) increase in revenues was due to a $69,766 or 23.0% increase in revenues at Liggett, and $5,597 in revenues at Vector Tobacco offset by a decrease of $6,943 in real estate revenues at New Valley.

         TOBACCO REVENUES. During 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton. On April 2, 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. On July 1, 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT.

         For the nine months ended September 30, 2002, net sales at Liggett totaled $372,688, compared to $302,922 for the first nine months of 2001. Revenues increased by 23.0% ($69,766) due to price increases of $32,819 and a 17.7% increase in unit sales volume (approximately 1,110 million units) accounting for $53,556 in positive volume variance, partially offset by $16,609 in unfavorable sales mix. Tobacco revenues at Vector Tobacco were $5,597 and relate to sales of OMNI.

         Premium sales at Liggett for the nine months ended September 30, 2002 amounted to $37,199 and represented 10.0% of total Liggett sales, compared to $57,350 and 18.9% of total sales for the same period of 2001. In the premium segment, revenues decreased by 35.1%

($20,151) for the nine months ended September 30, 2002, compared to the prior year period, due to an unfavorable price variance of $10,149, primarily associated with promotional activities and an unfavorable volume variance of $10,002.

         The decline in Liggett's premium sales revenue during the 2002 period reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity from the major U.S. cigarette manufacturers.

         Discount sales at Liggett for the nine months ended September 30, 2002 amounted to $335,489 and represented 90.0% of total Liggett sales, compared to $245,572 and 81.1% of total Liggett sales for the nine months ended September 30, 2001. In the discount segment, revenues grew by 36.6% ($89,917) for the nine months ended September 30, 2002 compared to the prior year period, due to a 21.0% gain in unit sales volume (approximately 1,200 million units) accounting for $51,677 in positive volume variance and price increases of $42,968, partially offset by an unfavorable product mix of $4,728.

         For the nine months ended September 30, 2002, fixed manufacturing costs at Liggett on a basis comparable to 2001 were $498 higher with costs per thousand units of $1.88 increasing $0.10 (5.6%) from the previous year's $1.78, concurrent with a 1.3% decrease in production volume. On a per-thousand unit basis, fixed payroll expense and indirect labor of $1.00 for the nine months ended September 30, 2002 increased from $0.94 in the prior year period (6.4%), while fixed non-payroll expenses increased to $0.87 from $0.85 in the prior year period (2.4%).

         TOBACCO GROSS PROFIT. Tobacco gross profit was $115,668 for the nine months ended September 30, 2002 compared to $128,867 for the nine months ended September 30, 2001, a decrease of $13,199 or 10.2% when compared to the same period last year, due primarily to the volume and price increases discussed above at Liggett offset by costs associated with the operations of Vector Tobacco. Liggett's brands contributed 111.4% to our gross profit and Vector Tobacco cost 11.4% for the nine months ended September 30, 2002. Over the same period in 2001, all of the tobacco gross profit related to Liggett's brands.

         Liggett's gross profit of $128,812 for the nine months ended September 30, 2002 decreased $55 from gross profit of $128,867 for the nine months ended September 30, 2001. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 56.2% for the nine months ended September 30, 2002 compared to 65.4% for the same period in 2001, with gross profit for the premium segment decreasing to 44.6% for the nine months ended September 30, 2002 compared to 70.4% in the same period in 2001 and gross profit for the discount segment decreasing to 57.8% in the nine months ended September 30, 2002 from 63.8% in the same period in 2001. This decrease in Liggett's gross profit is due primarily to the inclusion of the higher estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the increase in promotional spending on premium brands discussed above and the disproportionate rise in deep-discount sales, leading to lower gross margin.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $661 for the nine months ended September 30, 2002. This compares to revenues of $7,604 from real estate activities for the nine months ended September 30, 2001, with the decline primarily due to the absence of rental revenue of $6,111 from Western Realty Investments, which was sold in December 2001, and New Valley's remaining shopping center, which was disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses were $136,718 for the nine months ended September 30, 2002 compared to $89,509 for the same period last year. The increase of $47,209 was due primarily to a $29,939 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's OMNI and QUEST brands and increased expenses at corporate offset by lower expenses at New Valley primarily due to a decrease in professional fees. Expenses at Liggett were $58,969 for the nine months ended September 30, 2002 compared to $42,579 for the same period last year. The increase in operating expense at Liggett was due primarily to expenses related to a larger sales force, increased marketing efforts and a $3,460 restructuring charge taken in March 2002 in connection with the creation of Liggett Vector Brands and used for reorganization of its business. Expenses at Vector Tobacco for the nine months ended September 30, 2002 were $51,732, compared to expenses of $21,793 for the nine months ended September 30, 2001.

         For the nine months ended September 30, 2002, Liggett's operating income decreased to $70,650 compared to $76,435 for the prior year period due primarily to increased expenses related to a larger sales force and increased marketing efforts. As discussed in Note 7 to our consolidated financial statements, in May 2001, Liggett reached an agreement with the class in the ENGLE case, which provides assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. Vector Tobacco's operating loss was $64,876 for the nine months ended September 30, 2002 compared to $21,790 in the 2001 period.

         OTHER INCOME (EXPENSES). For the nine months ended September 30, 2002, other income (expenses) was a loss of $13,922 compared to other income of $351 for the nine months ended September 30, 2001. A provision for loss on notes receivable of $13,198 established by New Valley and increased interest expense were offset by interest and dividend income of $7,743 and a gain on sale of assets of $9,029. The gain on sale of assets includes a gain of $8,484 related to the sale of BrookeMil in April 2002 and a gain of $564 on the disposal of New Valley's remaining shopping center in May 2002.

         Interest expense was $19,417 for the nine months ended September 30, 2002 compared to $9,134 for the same period last year, due to the issuance of long-term debt at the corporate level and increased equipment financing when compared to the prior period as well as issuance of the notes relating to the Medallion acquisition.

         (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the nine months ended September 30, 2002 was $33,504 compared to income of $37,910 for the nine months ended September 30, 2001. Income tax benefit was $5,643 and minority interests in losses of subsidiaries was $4,490 for the nine months ended September 30, 2002. This compared to tax expense of $17,235 and minority interests in income of subsidiaries of $1,992 for the nine months ended September 30, 2001. The effective tax rates for the nine months ended September 30, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $108,534 for the nine months ended September 30, 2002 and increased $76,994 for the nine months ended September 30, 2001.

         Net cash used in operations for the nine months ended September 30, 2002 was $35,602 compared to net cash provided by operations of $20,425 for the comparable period of 2001. Net cash used in operations for the nine months ended September 30, 2002 resulted primarily from a net loss of $23,371 and an increase in inventories offset by a decrease in accounts receivable. Net cash provided by operations for the comparable period in 2001 resulted from net income of $21,719, an increase in accounts payable and accrued expenses and other current liabilities offset by an increase in inventories and accounts receivable.

         Cash used in investing activities of $48,172 in 2002 compares to cash used of $180,697 in 2001. In 2002, cash was used principally for the acquisition of Medallion for $50,000 and for the purchase of machinery and equipment for $39,284 as well as for the issuance of a note receivable at New Valley for $4,000. These expenditures were offset primarily by net proceeds received from the sale by New Valley of BrookeMil for $20,461 and the net sale or maturity of investment securities of $24,137. In 2001, cash was used primarily for purchase of investment securities of $159,381, capital expenditures of $47,357, purchase of long term investments for $5,747 and the purchase by New Valley of common shares of Ladenburg Thalmann Financial Services for $3,945. These expenditures were offset primarily by $9,172 of proceeds from the sale of one of New Valley's shopping centers, sales at Liggett of a warehouse facility and machinery and equipment, sales or maturity of investment securities of $10,634 and cash acquired in the acquisition of Ladenburg Thalmann.

         Cash used in financing activities was $24,760 for the nine months ended September 30, 2002 compared to cash provided of $237,127 in 2001. During the nine months ended September 30, 2002, cash was used primarily for dividends of $39,906 and repayments of debt of $10,355 offset by proceeds from debt of $37,635 and proceeds from the exercise of options of $1,196. During the nine months ended September 30, 2001, cash was provided primarily by the net proceeds from debt of $255,167, the issuance of common stock for $50,000 and proceeds from the sale of options and warrants for $16,042. Cash was used primarily for net repayments on the revolving credit facilities of $19,374 and for dividends of $34,024.

         LIGGETT. Liggett has a $40,000 credit facility under which $0 was outstanding at September 30, 2002. Availability under the facility was approximately $34,633 based on eligible collateral at September 30, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.75% at September 30, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $22,353 and net working capital was $2,643 as computed in accordance with the agreement. The facility expires on March 8, 2003 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to the anniversary date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at September 30, 2002. In addition, the lender extended the term of the loan so that it is payable in 59 monthly installments of $75 including annual interest at 1% above the prime rate with a final payment of $1,875. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Liggett has upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $22,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through capital lease arrangements guaranteed by us and payable in 60 monthly installments of $61 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%. In September 2002, Liggett purchased additional equipment for $1,573 through a note guaranteed by us, payable in 58 monthly installments of $26 with a final payment of $345 with an effective annual interest rate of 6.20%.

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

         VECTOR TOBACCO. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. The loan is payable in 60 monthly installments of $85, including annual interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by us and by VGR Holding.

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

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus an additional amount of up to $75,000 during the period commencing on April 1, 2002 and ending on September 29, 2002, $115,000 during the period commencing on September 30, 2002 and ending on December 30, 2002 and $100,000 during the period commencing on December 31, 2002 and ending on March 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding will recognize a loss of approximately $1,300 in the fourth quarter 2002 on the early extinguishment of debt.

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

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2002, although the covenants in the purchase agreements for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at September 30, 2002, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $16,500, dividends on our outstanding shares (currently at an annual rate of approximately $56,000) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $30.91 at September 30, 2002, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of our convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy.

         The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments. We held investment securities available for sale totaling $145,395 at September 30, 2002. Adverse market conditions could have a significant effect on the value of these investments.

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

         In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. We will apply this statement prospectively upon adoption.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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


ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended September 30, 2002, except for grants of stock options to purchase 2,100 shares of our common stock at prices ranging between $14.23 and $14.95 per share to employees of us and/or our subsidiaries. The grants of stock options were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS


                  10.1 Third Amendment to Note Purchase Agreement, dated as of September 30, 2002, between VGR Holding Inc. and TCW High Income Partners, Ltd., TCW High Income Partners II, Ltd., Pioneer High Yield Cayman Unit Trust, TCW Shared Opportunity Fund III, L.P., TCW Leveraged Income Trust IV, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW LINC III CBO Ltd., POWRs 1997-2, Captiva II Finance Ltd., AIMCO CDO, Series 2000-A and TCW Shared Opportunity Fund II, L.P., relating to the 10% Senior Secured Notes due March 31, 2006.

                  99.1     Material Legal Proceedings.

                 *99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended September 30, 2002 and 2001 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, Commission File No. 1-2493).

                  99.3 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.4 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

* Incorporated by reference

              (b) REPORTS ON FORM 8-K

                  The Company filed the following Reports on Form 8-K during the third quarter of 2002:

                                                                      Financial
                       Date                 Items                    Statements
                       ----                 -----                    ----------

                 September 3, 2002            5                         None

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





                                       VECTOR GROUP LTD.
                                       (REGISTRANT)

                                       By: /s/ Joselynn D. Van Siclen
                                           -------------------------------------
                                       Joselynn D. Van Siclen
                                       Vice President and Chief
                                           Financial Officer

Date:  November 14, 2002

                                  CERTIFICATION

I, Bennett S. LeBow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vector Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ Bennett S. LeBow
                                       -----------------------------------------
                                           Bennett S. LeBow
                                           Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Joselynn D. Van Siclen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vector Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ Joselynn D. Van Siclen
                                       -----------------------------------------
                                           Joselynn D. Van Siclen
                                           Vice President and Chief
                                           Financial Officer