Form 10-K
period 2002-12-31
VECTOR GROUP LTD
filed 2003-03-31
CIK 59440

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549


                                 --------------

                                    FORM 10-K

                                 --------------


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

         The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2002 was approximately $400,000,000.

         At March 28, 2003, Vector Group Ltd. had 36,962,073 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this report.

================================================================================

                                VECTOR GROUP LTD.
                                    FORM 10-K


                        T A B L E   O F   C O N T E N T S



                                                                                                          PAGE
                                                                                                          ----

                                                  PART I

Item 1.   Business.....................................................................................         1
Item 2.   Properties...................................................................................        31
Item 3.   Legal Proceedings............................................................................        32
Item 4.   Submission of Matters to a Vote of Security Holders;
          Executive Officers of the Registrant.........................................................        33

                                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................        35
Item 6.   Selected Financial Data......................................................................        36
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................        37
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................        56
Item 8.   Financial Statements and Supplementary Data..................................................        57
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................        57

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................        58
Item 11.  Executive Compensation.......................................................................        58
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters..............................................................        58
Item 13.  Certain Relationships and Related Transactions...............................................        58
Item 14.  Controls and Procedures......................................................................        58

                                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        59

SIGNATURES.............................................................................................        68

CERTIFICATIONS.........................................................................................        70


ITEM 1. BUSINESS

OVERVIEW

         Vector Group Ltd., a Delaware corporation, is a holding company for a number of businesses. We hold these businesses through our wholly-owned subsidiary VGR Holding Inc. We are engaged principally in:

         o the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the reduced carcinogen OMNI cigarette products through our subsidiary Vector Tobacco Inc., and

         o the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.

         During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 430 salespersons, and enhanced distribution and marketing capabilities.

         Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies. In December 2002, New Valley acquired two office buildings in Princeton, N.J. and increased its ownership to 50% in Montauk Battery Realty LLC, which owns the largest residential brokerage company in the New York metropolitan area.

         We are controlled by Bennett S. LeBow, our Chairman and the Chairman of New Valley, who beneficially owns approximately 34.4% of our common stock.

         For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and includes the former operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). References to the Vector Tobacco segment include the development and marketing of the low nicotine, nicotine-free and reduced carcinogen products and, for these purposes, exclude the operations of Medallion.

VECTOR TOBACCO INC.

         Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the reduced carcinogen OMNI cigarette products.

         QUEST. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in three different varieties, each with decreasing amounts of nicotine
- QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary and patent pending processes that enable the production of nicotine-free tobacco that smokes, tastes and burns like tobacco in conventional cigarettes.

         QUEST is initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. Based on the success of the product in these markets, Vector Tobacco currently expects to market QUEST nationwide later in 2003. All three QUEST varieties are being sold in hard packs and are priced comparable to other premium brands. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, is supporting the product launch. The brand is also supported by significant point-of-purchase campaigns. Vector Tobacco has established a website, www.questcigs.com, and a toll free hotline, 1-866-QUEST123, to provide consumers with additional information about QUEST.

         The QUEST cigarettes are produced using a patent pending process, which genetically modifies the tobacco plant to produce nicotine-free tobacco. Management believes that, based on testing at Vector Tobacco's research facility, the QUEST 3 product will contain trace levels of nicotine that have no discernible physiological impact on the smoker, and that, consistent with other products bearing "free" claims, QUEST 3 may be labeled as "nicotine-free" with an appropriate disclosure of the trace levels. The QUEST 3 product is similarly referred to in this report as "nicotine-free". As the process genetically blocks formation of nicotine in the root of the plant, the tobacco leaf taste is not affected. Cigarettes produced with this technology have been tested in focus groups, with such tests indicating that these cigarettes smoke, taste and burn like conventional cigarettes.

         QUEST is intended for adult smokers who may want to transition to nicotine-free smoking and is not intended as a smoking cessation device. QUEST is not marketed for smoking cessation, and it has not yet been proven to help smokers quit. To emphasize this important point for consumers, Vector Tobacco has included the following additional prominent warning on its QUEST advertising: "WARNING: This product is NOT intended for use in quitting smoking. QUEST is for smokers seeking to reduce nicotine exposure only." Vector Tobacco makes no claims that QUEST is safer than other cigarette products.

         Management believes that the technology used to produce the QUEST product may also allow smokers to reduce their daily consumption of cigarettes, and may ultimately be a successful bridge to smoking cessation. Vector Tobacco intends to apply to the FDA for approval of an FDA-regulated tobacco-based product bearing specific smoking cessation claims when necessary testing data has been obtained. A number of national and international public health agencies have made recommendations calling for the removal of nicotine from tobacco products. Legislation was introduced in Congress in 1995 which would have lowered nicotine to non-addictive levels over a period of six years. Management believes that it is generally understood by health advocates that phasing out nicotine in cigarettes should enable millions of smokers who want to quit smoking to do so more easily.

         OMNI. In November 2001, Vector Tobacco launched OMNI nationwide, the first reduced carcinogen cigarette that smokes, tastes and burns like other premium cigarettes. In comparison to comparable styles of the leading U.S. cigarette brand, OMNI cigarettes produce significantly lower levels of many of the recognized carcinogens and toxins that the medical community has identified as major contributors to lung cancer and other diseases in smokers. While OMNI has not been proven to reduce health risks, management believes that the significant reduction of carcinogens is a step in the right direction. The data show lower levels in OMNI of the main carcinogens and toxins in both mainstream and sidestream tobacco smoke, including polycyclic aromatic hydrocarbons (PAHs), tobacco specific nitrosamines (TSNAs), catechols and organics, with somewhat increased levels of nitric oxide and formaldehyde. Mainstream smoke is what the smoker directly inhales and sidestream smoke, which is the major component of environmental tobacco smoke, is released from the burning end of a cigarette.

         During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5.1 million on sales of 70.7 million units. Vector Tobacco has been unable, to date, to achieve the anticipated breadth of distribution and sales of the OMNI product, due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, management plans to conduct appropriate studies as to the effects of OMNI's reduction of carcinogens and, based on these studies, to review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.

         OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. Traditional tobacco is treated with a complex catalytic system that significantly reduces the levels of certain carcinogens and other toxins. Additionally, OMNI employs the use of an innovative carbon filter, which reduces a wide range of harmful compounds in smoke, yet has no impact on OMNI's premium taste. Vector Tobacco is committed to continuing its research to find new, innovative ways to further reduce carcinogens as well as other identified substances that may play a role in smoking-related diseases.

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

         OMNI cigarettes have been developed with this in mind. While Vector Tobacco makes no health claims for OMNI, the development of the product rests on the basic principle that significantly reducing the concentrations and exposure to known tobacco toxins may potentially result in decreased harm, with complete abstinence from smoking, of course, providing the greatest benefit. Scientists have determined that, in addition to a number of substances, collectively called "organics", that contribute directly and indirectly to a spectrum of tobacco-related diseases, PAHs and TSNAs are among the most potent and dangerous substances in tobacco smoke in relation to lung cancer incidence. Furthermore, additional risk to the smoker and nonsmoking bystander occur through the release from a lit cigarette of sidestream tobacco smoke, which is the most prominent indoor source of PAHs, and, according to certain authorities, a leading cause of preventable disease and mortality in the United States. Analysis by validated methodologies conducted at independent testing laboratories as well as Vector Tobacco's research division have confirmed that OMNI cigarettes significantly reduce the concentration of many of the PAHs, TSNAs and organics that may reach the smoker and nonsmoker when compared to comparable styles of the leading competitive brand. Refinements to the OMNI product will continue to be made by Vector Tobacco to achieve further reductions in harmful constituents. Vector Tobacco has established a website, www.omnicigs.com, which contains detailed product information and a listing of data concerning OMNI.

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

         MANUFACTURING AND MARKETING. Both QUEST and OMNI are priced as premium cigarettes and marketed by the sales representatives of Liggett Vector Brands. In the first quarter of 2002, Vector Tobacco began production of OMNI at a facility it had purchased in Timberlake, North Carolina, and converted into a modern cigarette manufacturing plant. Production of QUEST commenced at the Timberlake plant in the fourth quarter of 2002. The OMNI product uses traditional tobaccos, and the QUEST 3 product uses genetically modified tobacco grown specifically for Vector Tobacco in Pennsylvania, Illinois, Mississippi and Louisiana. The Quest 1 and 2 products use a mixture of the genetically modified tobacco as well as traditional tobaccos.

         The introduction of the new QUEST and OMNI brands requires the expenditure of substantial sums for advertising and sales promotion. The advertising media presently used includes magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of store coupons, point-of-sale display advertising, advertising of promotions in print media, and personal contact with distributors, retailers and consumers.

         Expenditures by Vector Tobacco for research and development activities were $9.7 million in 2002, $12.6 million in 2001 and $6.2 million in 2000.

         COMPETITION. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than it has, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available only limited additional information concerning their activities at this time. Philip Morris has recently announced that it plans to introduce a reduced risk product during 2003. R. J. Reynolds Tobacco Company has stated it will begin during 2003 a phased expansion of a cigarette product that primarily heats rather than burns tobacco into a select number of retail chain outlets. In 2002, Brown & Williamson Tobacco Corporation announced it was test marketing a new cigarette with reduced levels of many toxins. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco's reduced nicotine, nicotine-free and reduced carcinogen products.

         REGULATION. Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco is negotiating in an effort to resolve these concerns. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on Vector Tobacco's business, operating results and prospects.

         INTELLECTUAL PROPERTY. Vector Tobacco is the exclusive sublicensee of the technology for reducing or eliminating nicotine in tobacco through certain genetic engineering techniques. Patent applications for this invention have been filed in the United States, India and every nation that was a member of the Patent Cooperation Treaty in 1998, approximately 100 countries in all. Patents have been issued in more than 10 foreign countries. The applications in the United States and in other countries remain pending.

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

         The process to reduce carcinogens and toxins from cigarette smoke was developed by Dr. Robert Bereman, Vice President of Chemical Research at Vector Research Ltd. Dr. Bereman was formerly a Professor in the Department of Chemistry at North Carolina State University. The process to genetically modify tobacco seeds to reduce or eliminate nicotine was developed by Dr. Mark A. Conkling, Vice President of Genetic Research at Vector Research. Dr. Conkling was formerly Associate Professor in the Department of Genetics and Director of the Biotechnology Program at North Carolina State University.

         RISKS. Vector Tobacco's new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Vector Tobacco's intellectual property, intellectual property of third parties, potential extensive government regulation, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining the tobacco, other raw materials and any technology needed to produce Vector Tobacco's products, market acceptance of Vector Tobacco's products, competition from companies with greater resources and the dependence on key employees. See the section entitled "Risk Factors".

LIGGETT GROUP INC.

         GENERAL. Liggett, which is the operating successor to the Liggett & Myers Tobacco Company, is currently the sixth largest manufacturer of cigarettes in the United States in terms of unit sales. Substantially all of Liggett's manufacturing facilities are located in Mebane, North Carolina.

         Liggett is a wholly-owned subsidiary of Brooke Group Holding Inc., our predecessor and a wholly-owned subsidiary of VGR Holding.

         Liggett manufactures and sells cigarettes primarily in the United States. Based on published industry sources, Liggett's domestic shipments of approximately 9.82 billion cigarettes during 2002 accounted for 2.5% of the total cigarettes shipped in the United States during such year. This market share percentage represents an increase of 12.3% from 2001 and 63.5% from 2000. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 240 combinations of length, style and packaging.

         Liggett's premium cigarettes represented approximately 7.2% in 2002, 15.5% in 2001 and 16.0% in 2000 of Liggett's net sales. Based on published industry sources, Liggett's share of the premium market segment was approximately 0.3% in 2002, 0.3% for 2001 and 0.2% for 2000. Until May 1999, Liggett produced four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. As part of the Philip Morris brand transaction (which is further described below) which closed in May 1999, Liggett transferred the L&M, CHESTERFIELD, and LARK brands.

         Liggett introduced nationally a new premium cigarette, JADE, in September 2001. JADE is a menthol cigarette with unique holographic packaging. JADE's sales represented 27.8% of Liggett's total premium unit sales during 2002 and 17.7% during 2001.

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett's family of brands, comprising 42.1% of Liggett's unit volume in 2002, 31.6% in 2001 and 11.1% in 2000. Based on published industry sources, Liggett held a share of approximately 8.5% of the overall discount market segment for 2002 compared to 7.7% for 2001 and 5.3% for 2000.

         The source of industry data in this report is Management Science Associates. This data does not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. Liggett believes that the industry total domestic shipment volume does not fully include deep-discount volume.

         In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old facility in Durham, North Carolina to the Mebane facility in October 2000.

         At the present time, Liggett has only minimal foreign operations. Liggett does not own the international rights to its largest premium cigarette brand, EVE, which is marketed by Philip Morris in foreign markets, thereby adversely affecting Liggett's ability to profitably penetrate those markets. Liggett exports other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 18.8 million cigarettes accounted for approximately 0.2% of Liggett's 2002 total unit sales volume. Revenues from export sales were $0.2 million for 2002 as compared to $0.9 million for 2001. Operating income attributable to export sales in 2002 amounted to approximately $36,000 compared to operating income of $0.3 million in 2001. In 2000, Liggett effectively terminated its export business, other than to complete existing contracts, as domestic margins, on even the lowest priced brands, exceeded those of its export sales.

        BUSINESS STRATEGY. Liggett's business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett has received under the settlement agreements with the state attorneys general and the Master Settlement Agreement described below. Liggett's long-term business strategy is to continue to focus its marketing efforts on the discount segment of the market and to pursue niche opportunities in the premium segment. Liggett will seek to increase its profitability by upgrading the efficiency of its manufacturing operation at the Mebane facility and by better targeting of marketing and selling costs using market research and analysis. Liggett intends to continue to reinvest a portion of cost savings and a portion of any future price increases in marketing to grow its volume and income in the discount segment. Liggett's strategy in the premium segment of the market is to improve the profitability of its premium brands, EVE and JADE, through targeted promotional strategies and extensions of the brands. In addition, Liggett may bring other niche-driven premium brands to the market in the future. Liggett may also pursue strategic acquisitions of smaller tobacco manufacturers.

         SALES, MARKETING AND DISTRIBUTION. Liggett's products are distributed from factory distribution centers in Mebane and Timberlake, North Carolina to 20 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution centers to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

         Liggett's customers are primarily candy and tobacco distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 70% of customers pay more rapidly through electronic funds transfer arrangements. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 17.1% of its net sales in 2002, 23.5% of its net sales in 2001 and approximately 29.4% of its net sales in 2000. Sales to this customer were primarily in the private label discount segment and constituted approximately 18.4% in 2002, 27.9% in 2001 and 35.0% in 2000 of Liggett's sales of discount cigarettes.

        During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 430 salespersons, and enhanced distribution and marketing capabilities. In connection with the formation of the Liggett Vector Brands entity, we took a charge of $3.46 million in the first quarter of 2002, related to the reorganization of our business. As of December 31, 2002, our reorganization accrual has been reduced by payments and impairment of $2.98 million and the remaining balance was $.48 million.

         TRADEMARKS. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where Liggett's products are sold. Trademark registrations typically have a duration of ten years and can be renewed at Liggett's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiary, Eve Holdings Inc., except for the JADE trademark, which is licensed on a long-term exclusive basis from a third-party for use in connection with cigarettes.

         MANUFACTURING. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2002, virtually all of Liggett's commitments were for the purchase of foreign tobacco.

         Liggett's new cigarette manufacturing facilities in Mebane, North Carolina were designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 240 different brand styles under Eve's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation with the addition of four new state-of-the-art cigarette makers and packers as well as related equipment. The installation of the new lines continued through May 2002. The total cost of these upgrades was approximately $20 million. During 2002, Liggett also installed a new tobacco dryer that has improved both production capacity and the quality of blends. The cost of the new dryer was approximately $2.9 million.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

         COMPETITION. Liggett's competition is now divided into two segments. The first segment is made up of the four largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company. The four largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller companies, most of which are producing lower quality, deep discount cigarettes.

         Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty.

         Recently, during the phase-in payment period under the Master Settlement Agreement, these smaller manufacturers have generally not yet been impacted to a significant degree by the agreement and have primarily focused on the deepest discount segment of the market. Liggett's management believes, while these companies have significantly increased market share through competitive discounting in this segment, they will lose their cost advantage over time as their payment obligations under the Master Settlement Agreement increase and the agreement's provisions are more effectively enforced by the states.

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

         Based on published industry sources, Philip Morris' and RJR's sales together accounted for approximately 72% of the domestic cigarette market in 2002. Liggett's domestic shipments of approximately 9.82 billion cigarettes during 2002 accounted for 2.5% of the approximately 391.4 billion cigarettes shipped in the United States during that year, compared to 9.08 billion cigarettes in 2001 (2.2%) and 6.44 billion cigarettes (1.5%) during 2000.

         Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 3.7% (14.9 billion units) in 2002. Liggett's management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses, which have contributed to large cigarette price increases.

         Historically, because of their dominant market share, Philip Morris and RJR have been able to determine cigarette prices for the various pricing tiers within the industry and the other cigarette manufacturers have brought their prices in line with the levels established by the two industry leaders. Off-list price discounting by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers' list price gap. Recent discounting by manufacturers has been far greater than historical levels, and the actual price gap between premium and deep-discount cigarettes is also greater than historical levels. This has led to significant movement by consumers from the premium to deep-discount segments.

         ACQUISITION OF MEDALLION. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Gary
L. Hall, Medallion's principal stockholder. The total purchase price consisted of $50 million in cash and $60 million in notes, with the notes guaranteed by us and Liggett. Medallion is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Medallion is a participant in the Master Settlement Agreement between the state attorneys general and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.1 billion units in 2002).

         Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc., and we shifted the operations of Medallion to our Timberlake, North Carolina plant. For purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and include the former operations of Medallion (which operations are held for legal purposes as part of Vector Tobacco).

         PHILIP MORRIS BRAND TRANSACTION. In November 1998, we and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett's subsidiary, Eve.

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

         Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes. The Federal Cigarette Labeling and Advertising Act requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the FTC on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning "Smoking is Addictive" on its cigarette packages.

         In August 1996, the FDA filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the FDA's authority to assert such jurisdiction, as well as challenging the constitutionality of the rules. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA rule and began to phase in compliance with certain of the proposed FDA regulations.

         Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. The ultimate outcome of these proposals cannot be predicted.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it was preempted by federal law. In November 1999, the First Circuit affirmed this ruling. In September 2000, the federal district court permanently enjoined enforcement of the law. In October 2001, the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The entire court, however, agreed to re-hear the appeal, reinstating the district court's injunction in the meantime. In December 2002, the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Notwithstanding the foregoing, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

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

         In February 1996, the United States Trade representative issued an "advance notice of proposed rule making" concerning how tobaccos imported under a previously established tobacco rate quota should be allocated. Currently, tobacco imported under the quota is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

         In January 1993, the Environmental Protection Agency released a report on the respiratory effect of secondary smoke which concluded that secondary smoke is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the agency seeking a determination that the agency did not have the statutory authority to regulate secondary smoke and that given the current body of scientific evidence and the agency's failure to follow its own guidelines in making the determination, its classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the agency may have reached different conclusions had it complied with relevant statutory requirements. The federal government appealed the court's ruling. In December 2002, the United States Court of Appeals for the Fourth Circuit rejected the industry challenge to the EPA report ruling that it was not subject to court review. Issuance of the report may encourage efforts to limit smoking in public areas.

         Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 21 states passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. Management believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

         In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. On December 31, 2002, the OFPC issued proposed standards for public comment. Six months from the issuance of the final standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on us until the final standards are published. Similar legislation is being considered by other state legislatures and at the federal level.

         There are various other legislative efforts pending on the federal and state level which seek, among other things, to restrict or prohibit smoking in public buildings and other areas, further restrict displays and advertising of cigarettes, require additional warnings, including graphic warnings, on cigarette packaging and advertising, ban vending machine sales and curtail affirmative defenses of tobacco companies in product liability litigation. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett and us.

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

         The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2002, there were approximately 305 individual suits, approximately 39 purported class actions or actions where class certification has been sought and approximately 46 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. These cases are referred to herein as though commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or against Brooke Group Holding, our predecessor, and a wholly-owned subsidiary of VGR Holding). The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act, state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In June 2001, the United States Attorney General assembled a team of three Department of Justice lawyers to work on a possible settlement of the federal lawsuit. The government lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached, and no further meetings are planned. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289 billion is an appropriate remedy in the case. Discovery in the case has commenced, and trial has been scheduled for September 2004.

         Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett and Brooke Group Holding. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions have been consolidated and, in July 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett or Brooke Group Holding as defendants, although Liggett has complied with discovery requests. The court granted defendants' motion for summary judgment in the consolidated federal cases in July 2002, which decision has been appealed by plaintiffs to the U.S. Court of Appeals for the Eleventh Circuit. Oral argument is scheduled for April 2003. State court cases have been dismissed in Arizona, which is currently on appeal, and in New York and Florida. Class certification has been denied by courts in Minnesota and Michigan. A Kansas court granted class certification in November 2001, and the trial in that case is currently scheduled to commence in October 2003. Liggett is one of the defendants in the Kansas case.

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

         Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition on April 1, 2002, Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Based on published industry sources, domestic shipments by Liggett and Vector Tobacco accounted for 2.2% of the total cigarettes shipped in the United States during 2001 and 2.5% during 2002. On April 15 of any year following a year in which Liggett's and Vector Tobacco's market shares exceed their base shares, Liggett and Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the annual and strategic contribution payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. In April 2002, Liggett and Vector Tobacco paid a total of $31.1 million for their 2001 MSA obligations. Liggett and Vector Tobacco have expensed $35.4 million for their estimated Master Settlement Agreement obligations for 2002 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the Master Settlement Agreement, the original participating manufacturers (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

YEAR                                                 AMOUNT
----                                                 ------

2003.....................................         $6.5 billion
2004 - 2007..............................         $8.0 billion
2008 - 2017..............................         $8.1 billion
2018  and each year thereafter...........         $9.0 billion

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

         In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. On April 7, 2000, the jury awarded compensatory damages of $12.7 million to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5.8 million, was not timely filed. On July 14, 2000, the jury awarded approximately $145 billion in the punitive damages portion of Phase II against all defendants including $790 million against Liggett. The court entered a final order of judgment against the defendants on November 6, 2000. The court's final judgment also denied various of defendants' post-trial motions, which included a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. Oral argument before Florida's Third District Court of Appeals was held in November 2002. An opinion from this intermediate appellate court is expected in 2003. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

         Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790 million in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on us. Liggett has filed the $3.45 million bond required under the bonding statute enacted in 2000 by the

Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9.7 million pre-tax charge to the consolidated statement of operations for the year ended December 31, 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37.5 million of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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


NEW VALLEY CORPORATION

         GENERAL. New Valley, a Delaware corporation, is engaged in the real estate business and is seeking to acquire additional operating companies. New Valley owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Montauk Battery Realty LLC, which owns the largest residential brokerage company in the New York metropolitan area. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. New Valley (NASDAQ: NVAL) is registered under the Securities Exchange Act of 1934 and files periodic reports and other information with the SEC.

         As of March 21, 2003 VGR Holding holds, either directly or indirectly through VGR Holding's wholly-owned subsidiary, New Valley Holdings, Inc., approximately 58.0% of the common shares of New Valley.

         New Valley was originally organized under the laws of New York in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against New Valley. In January 1995, New Valley emerged from bankruptcy. As part of the plan of reorganization, New Valley sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

         In October 1999, New Valley's board of directors authorized the repurchase of up to 2,000,000 common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2002, New Valley had repurchased 867,043 shares for approximately $3.3 million.

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

         The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Class A preferred shares in January 2003. Also as a result of the recapitalization, the number of outstanding common shares more than doubled, and additional common shares were reserved for issuance upon exercise of the warrants, which have an initial exercise price of $12.50 per common share. In addition, we increased our ownership of the common shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. We currently own approximately 58% of New Valley's common shares. If all outstanding warrants were exercised, the percentage of the common shares that we own would decline to approximately 40%.

         BUSINESS STRATEGY. Following the distribution of the Ladenburg Thalmann Financial Services shares in 2001 and asset dispositions in Russia in December 2001 and April 2002 (discussed below), New Valley is engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. In the interim, New Valley's cash and investments (aggregating approximately $96 million at December 31, 2002) are available for general corporate purposes, including for acquisition purposes.

         As a result of the distribution of the Ladenburg Thalmann Financial Services shares, New Valley's broker-dealer operations, which were the primary source of New Valley's revenues between May 1995 and December 2001, have been treated as discontinued operations in its accompanying consolidated financial statements. See "Discontinued Operations - Broker-Dealer".

         NEW VALLEY REALTY DIVISION

         ACQUISITION OF OFFICE BUILDINGS. On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54 million. New Valley purchased the two adjacent office buildings, located at 100 and 150 College Road West, from 100 College Road, LLC, an entity affiliated with Patrinely Group LLC and Apollo Real Estate Investment Fund III, L.P. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space.

         New Valley acquired a fee simple interest in each office building (subject to certain rights of existing tenants) and in the underlying land for each property. Space in the office buildings is leased to commercial tenants and, as of December 31, 2002, the office buildings were approximately 98% occupied.

         To finance a portion of the purchase price for the office buildings, on the closing date, New Valley borrowed $40.5 million from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $53,635 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

         Concurrently with the acquisition of the office buildings, New Valley engaged a property-management affiliate of Patrinely Group LLC that had previously managed the office buildings to act as the property manager for the office buildings. The agreement has a one-year term, but may be terminated by New Valley on 30 days' notice without cause or economic penalty (other than the payment of one month's management fee).

         HAWAIIAN HOTEL. In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, has invested $5.9 million in the project and was required to make additional investments of up to an aggregate of $6.6 million at December 31, 2002. New Valley accounts for its investment in Koa Investors under the equity method and recorded losses of $1.3 million in 2002 associated with the Kona Surf Hotel.

         The hotel is located on a 20-acre tract, which is leased under two ground leases with Kamehameha Schools, the largest private land owner in Hawaii. In December 2002, Koa Investors and Kamehameha amended the leases to provide for significant rent abatements over the next ten years and extended the remaining term of the leases from 33 years to 65 years. In addition, Kamehameha granted Koa Investors various right of first offer opportunities to develop adjoining resort sites.

         Koa Investors is presently negotiating with Starwood Hotels and Resorts Worldwide, Inc. to reopen the hotel as the Sheraton Keauhou Resort, a three star family resort with approximately 530 rooms. Proposed improvements to the property would include comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and beachfront spa, retail stores and new restaurants. A 20,000 square foot convention center, wedding chapel and other revenue producing amenities would also be restored.

         Koa Investors estimates that the cost of the hotel's renovation will be approximately $45 million. Preliminary development is underway and, subject to completing the necessary financing arrangements, the reopening of the hotel is scheduled for late 2004. A predevelopment credit line of $5 million was obtained in 2002 from a Taiwanese lender. Koa Investors is currently in discussion with the lender to finance the planned renovation. However, no assurance can be given that such financing will be available on terms acceptable to Koa Investors.

         SALES OF SHOPPING CENTERS. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses and recorded a gain of $0.9 million on the sale. In May 2002, New Valley disposed of its remaining shopping center in Kanawha, West Virginia and recorded a gain of approximately $0.6 million for the year ended December 31, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

         MONTAUK BATTERY REALTY LLC. During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Long Island Realty contributed their interests in Prudential Long Island Realty to Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% interest in Montauk as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Long Island Realty of various ownership interests. As part of the transaction, Prudential Long Island Realty renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Montauk also agreed, subject to receipt of any required regulatory approvals, to contribute to Montauk their interests in the related mortgage company. New Valley accounts for its interest in Montauk on the equity method and recorded income of $0.6 million in 2002 associated with Montauk.

         On March 14, 2003, Montauk purchased the leading New York City-based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. As a result of the acquisition, Montauk's brokerage operations, to be known as Prudential Douglas Elliman, will be the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9.5 million in subordinated debt and equity of Montauk to help fund the acquisition.

         RUSSIAN REAL ESTATE

         BROOKEMIL LTD. In January 1997, New Valley purchased BrookeMil Ltd. from Brooke (Overseas) Ltd., an indirect wholly-owned subsidiary of ours. BrookeMil, which was engaged in the real estate development business in Moscow,

Russia, was the developer of a three-phase complex on 2.2 acres of land in downtown Moscow, for which it had a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II was leased to a number of leading international companies and was one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, had been planned as an office tower. BrookeMil was also engaged in the acquisition and preliminary development of the Kremlin sites in Moscow.

         WESTERN REALTY DEVELOPMENT. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development LLC to make real estate investments in Russia. New Valley contributed the real estate assets of BrookeMil, including the Ducat Place II office building and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development, and Apollo contributed $73.3 million, including the investment in Western Realty Repin LLC discussed below.

         Western Realty Development made a $30 million participating loan to Western Tobacco Investments LLC which held Brooke (Overseas)'s interest in Liggett-Ducat Ltd., which was engaged in the tobacco business in Russia. In August 2000, Western Tobacco Investments was sold to Gallaher Group Plc and the proceeds were divided between us and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in 2000.

         On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22 million, and Apollo received approximately $9.5 million. New Valley recorded a loss of approximately $21.8 million in connection with the sale in 2001.

         WESTERN REALTY REPIN. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan were used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. The Kremlin sites were planned for development as a residential and hotel complex, subject to market conditions and the availability of financing.

         On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22 million before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7.5 million of the net proceeds from the sale and Apollo received approximately $12.5 million of the proceeds. New Valley recorded a gain on the sale of real estate of approximately $8.5 million for the year ended December 31, 2002 in connection with the sale.

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

         On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bear interest at 7.5% per annum and are convertible into 3,844,216 shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

         To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., Ladenburg Thalmann Financial Services borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of 8.5% senior convertible notes due December 31, 2005. The notes issued to the Ladenburg Thalmann & Co. stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg Thalmann & Co. stock. In June 2002, New Valley, Berliner and Frost-Nevada agreed with Ladenburg Thalmann Financial Services to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003. In March 2003, the holders of the convertible notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note.

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

         Following the distribution, New Valley continues to hold the $8.01 million principal amount of Ladenburg Thalmann Financial Services' senior convertible notes and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.

         In March 2002, Ladenburg Thalmann Financial Services borrowed $2.5 million from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5.0 million in total proceeds. In July 2002, Ladenburg Thalmann Financial Services borrowed an additional $2.5 million from New Valley on the same terms.

In November 2002, New Valley agreed, in connection with a $3.5 million loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

         During 2002, Ladenburg Thalmann Financial Services incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5 million of notes issued in March 2002 and July 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services' operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.

         On October 8, 2002, Ladenburg Thalmann Financial Services borrowed an additional $2 million from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to Ladenburg Thalmann Financial Services from an affiliate of its clearing broker.

         Howard M. Lorber, Bennett S. LeBow and Richard J. Lampen, executive officers and directors of New Valley, and Victor M. Rivas and Henry C. Beinstein, directors of New Valley, also serve as directors of Ladenburg Thalmann Financial Services. Mr. Rivas also serves as President and CEO of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley's Vice President, Treasurer and Chief Financial Officer, served as Chief Financial Officer of Ladenburg Thalmann Financial Services from June 2001 to October 2002. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of us, and Robert J. Eide, a director of Ladenburg Thalmann Financial Services, serves as a director of ours.

         Following December 20, 2001, holders of New Valley's outstanding warrants are entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg Thalmann Financial Services common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of Ladenburg Thalmann Financial Services common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001.

         OTHER INVESTMENTS. On January 15, 2003, New Valley announced it had reached an agreement in principal with Globalstar L.P., pursuant to which New Valley would invest $55 million as part of a plan of reorganization of Globalstar. Globalstar, which is currently in bankruptcy, is engaged in the global mobile satellite telecommunications services business. On January 30, 2003, New Valley announced that the agreement in principle had terminated due to New Valley's inability to reach final agreement with Globalstar's Creditors Committee. New Valley has had continuing discussions with Globalstar regarding a proposed investment in its business.

         At December 31, 2002, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in a marketing services company that provides direct mail and telemarketing services.

         As of December 31, 2002, New Valley's long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $3.2 million. New Valley is also required to make an additional investment in one of these limited partnerships of up to $983,000 at December 31, 2002.

EMPLOYEES

         At January 1, 2003, we had approximately 1,106 employees, of whom approximately 300 were employed by Liggett, approximately 291 were employed by Vector Tobacco and Vector Research and approximately 497 were employed by Liggett Vector Brands. Approximately 20% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document that we file at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

         We currently do not have a corporate Internet website and, accordingly, cannot make our SEC filings available in this manner. However, you may request a copy of our SEC filings, including Exhibit 99.1, Material Legal Proceedings, to this Form 10-K, at no cost by writing, telephoning or faxing us as follows:

                              Vector Group Ltd.
                              100 S.E. Second Street, 32nd Floor
                              Miami, Florida  33131
                              Attn:  Investor Relations
                              Telephone:  (305) 579-8000
                              Fax:  (305) 579-8016

                                  RISK FACTORS

WE AND OUR SUBSIDIARIES HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

         We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2002, we and our subsidiaries had total outstanding indebtedness of $338.3 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would significantly harm us and the value of our common stock.

WE ARE A HOLDING COMPANY AND DEPEND ON CASH PAYMENTS FROM SUBSIDIARIES WHICH ARE SUBJECT TO CONTRACTUAL AND OTHER RESTRICTIONS

         We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiary, VGR Holding. In addition to our own cash resources, our ability to pay interest on our convertible notes and to pay dividends on our common stock depends on the ability of VGR Holding to make cash available to us. The purchase agreement for the VGR Holding 10% senior secured notes due 2006 contains covenants which limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds cash of $75 million after giving effect to the payment of the distribution. VGR Holding's ability to pay dividends to us depends primarily on the ability of Liggett, our wholly owned subsidiary, and New Valley, in which we indirectly hold an approximately 58% interest, to generate cash and make it available to VGR Holding. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to VGR Holding unless Liggett's borrowing availability exceeds $5 million for the thirty days prior to payment of the dividend, and immediately after giving effect to the dividend, and it is in compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.

         As the controlling New Valley stockholder, we must deal fairly with New Valley, which may limit its ability to enter into transactions with New Valley that result in the receipt of cash from New Valley and to influence New Valley's dividend policy. In addition, since we indirectly own only approximately 58% of the common shares of New Valley, a significant portion of any cash and other assets distributed by New Valley will be received by persons other than us and our subsidiaries.

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

LIGGETT FACES INTENSE COMPETITION IN THE DOMESTIC TOBACCO INDUSTRY

         Liggett is considerably smaller and has fewer resources than all its major competitors and as a result has a more limited ability to respond to market developments. Published industry sources indicate that the three largest manufacturers control approximately 83% of the United States cigarette market. Philip Morris USA Inc. is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Based on published industry sources, Philip Morris had approximately 60.7% of the premium segment and 48.9% of the total domestic market during 2002. During 2002, Liggett's share of the premium cigarette segment was 0.3%, and its share of the total domestic cigarette market was 2.5%. Philip Morris and RJR, the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. The other cigarette manufacturers historically have brought their prices into line with the levels established by the two major manufacturers.

LIGGETT'S BUSINESS IS HIGHLY DEPENDENT ON THE DISCOUNT CIGARETTE SEGMENT

         Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Approximately 94.3% of Liggett's unit sales in 2002 were generated in the discount segment. The discount segment is highly competitive with consumers having less brand loyalty and placing greater emphasis on price. While the four major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers, most of which are producing low quality, deep discount cigarettes. While Liggett's share of the discount market increased to 8.5% in 2002 from 7.7% in 2001 and 5.3% in 2000, published industry sources indicate that these other smaller manufacturers' discount market share increased to 18.9% in 2002 from 16.2% in 2001 and 13.8% in 2000 due to their increased competitive discounting. If the discount market pricing continues to be impacted by these smaller manufacturers, margins in Liggett's largest market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

LIGGETT'S MARKET SHARE HAS DECLINED IN RECENT PERIODS

         In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett's unit sales and market share have increased during 2000, 2001 and 2002. This earlier market share erosion resulted in part from its highly leveraged capital structure that existed until December 1998 and Liggett's limited ability to match other competitors' wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. Based on published industry sources, Liggett's overall domestic market share during 2002 was 2.5%, compared with 2.2% for 2001 and 1.5% for 2000. Based on published industry sources, Liggett's share of the premium segment during 2002 was 0.3% as compared to 0.3% in 2001 and 0.2% in 2000, and its share of the discount segment during 2002 was 8.5%, up from 7.7% in 2001 and 5.3% for 2000. If Liggett's market share declines, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.

THE DOMESTIC CIGARETTE INDUSTRY HAS EXPERIENCED DECLINING UNIT SALES IN RECENT PERIODS

         Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 3.7% during 2002. Published industry sources estimate that domestic industry-wide shipments decreased by 3.2% in 2001 compared to 2000 and increased by 0.1% in 2000 compared to 1999. Liggett's management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking and legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have contributed to large cigarette price increases. If this decline in industry shipments continues and Liggett is unable to capture market share from its competitors, or if the industry is unable to offset the decline in unit sales with price increases, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.

LITIGATION AND REGULATION WILL CONTINUE TO HARM THE TOBACCO INDUSTRY

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2002, there were approximately 305 individual suits, 39 purported class actions and 46 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. In addition to these cases, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790 million in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on us. Liggett has filed the $3.45 million bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37.5 million of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

LIGGETT HAS SIGNIFICANT SALES TO A SINGLE CUSTOMER

         During 2002, 17.1% of Liggett's net sales, 18.4% of Liggett's net sales in the discount segment and 16.8% of our consolidated revenues were to Liggett's largest customer. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett's results of operations could be materially adversely affected.

EXCISE TAX INCREASES ADVERSELY AFFECT CIGARETTE SALES

         Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 21 states passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York

State combined. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. Management believes that increases in excise and similar taxes have had a adverse impact on sales of cigarettes. Further substantial federal or state excise tax increases could accelerate the trend away from smoking and could have an unfavorable effect on Liggett's sales and profitability, which in turn could negatively affect the value of our common stock.

VECTOR TOBACCO IS SUBJECT TO RISKS INHERENT IN NEW PRODUCT DEVELOPMENT
INITIATIVES

         We have made and plan to continue to make significant investments in Vector Tobacco's development projects in the tobacco industry. Vector Tobacco is in the business of the development and marketing of the new low nicotine and nicotine-free QUEST cigarette products and the reduced carcinogen OMNI products. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development. There is a risk that continued investments in Vector Tobacco will harm our profitability (if any), liquidity or cash flow.

         The substantial risks facing Vector Tobacco include:

         RISKS OF MARKET ACCEPTANCE OF THE NEW PRODUCTS. In November 2001, Vector Tobacco launched nationwide its reduced carcinogen OMNI cigarettes. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of only approximately $5.1 million on sales of 70.7 million units. Vector Tobacco has been unable to date to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, management plans to conduct appropriate studies as to the effects of OMNI's reduction of carcinogens and, based on these studies, to review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success. There is a risk management will be unable to significantly increase the level of OMNI sales and that OMNI will not be a commercially successful product.

         Vector Tobacco has only recently introduced its low nicotine and nicotine-free QUEST cigarettes. The introduction of the new QUEST brand requires the expenditure of substantial sums for advertising and sales promotion, with no assurance of consumer acceptance. Low nicotine and nicotine-free cigarettes may not be accepted ultimately by adult smokers and may also not prove to be commercially successful products. Adult smokers may decide not to purchase cigarettes made with low nicotine and nicotine-free tobaccos due to taste or other preferences, or due to the use of genetically modified tobacco or other product modifications.

         THIRD PARTY ALLEGATIONS THAT VECTOR TOBACCO PRODUCTS ARE UNLAWFUL OR BEAR DECEPTIVE OR UNSUBSTANTIATED PRODUCT CLAIMS. Vector Tobacco is engaged in the development and marketing of new, reduced carcinogen and low nicotine and nicotine-free cigarettes. With respect to OMNI, reductions in these carcinogens have not yet been proven to result in a safer cigarette. Like other cigarettes, the OMNI and QUEST products also produce tar, carbon monoxide, other harmful by-products, and, in the case of OMNI, increased levels of nitric oxide and formaldehyde. There are currently no specific governmental standards or parameters for these products and product claims. There is a risk that federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco is negotiating in an effort to resolve these concerns. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's defense against such claims could require it to incur substantial expense and to divert significant efforts of its scientific and marketing personnel. An adverse determination in a judicial proceeding or by a regulatory agency could have a material and adverse impact on Vector Tobacco's business, operating results and prospects.

         POTENTIAL EXTENSIVE GOVERNMENT REGULATION. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have recently submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The Federal Trade Commission has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on Vector Tobacco's business, operating results and prospects.

         COMPETITION FROM OTHER CIGARETTE MANUFACTURERS WITH GREATER RESOURCES. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than Vector Tobacco has, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available only limited additional information concerning their activities at this time. Philip Morris has recently announced that it plans to introduce a reduced risk product in 2003. RJR has stated it will begin during 2003 a phased expansion of a cigarette product that primarily heats rather than burns tobacco into a select number of retail chain outlets. In 2002, Brown & Williamson Tobacco Corporation announced it was test marketing a new cigarette with reduced levels of many toxins. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco's reduced carcinogen and nicotine-free products.

         POTENTIAL DISPUTES CONCERNING INTELLECTUAL PROPERTY. Vector Tobacco's ability to commercially exploit its proprietary technology for its reduced carcinogen and low nicotine and nicotine-free products depends in large part on its ability to obtain and defend issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing on the patents and proprietary rights of others both in the United States and abroad. Additionally, it must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

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

         DEPENDENCE ON KEY SCIENTIFIC PERSONNEL. Vector Tobacco's business depends for its continued development and growth on the continued services of key scientific personnel. The loss of Dr. Anthony Albino, Vice President of Public Health, Dr. Robert Bereman, Vice President of Chemical Research, or Dr. Mark A. Conkling, Vice President of Genetic Research, could have a serious negative impact upon Vector Tobacco's business, operating results and prospects.

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

         POTENTIAL DELAYS IN OBTAINING TOBACCO, OTHER RAW MATERIALS AND ANY TECHNOLOGY NEEDED TO PRODUCE PRODUCTS. Vector Tobacco is dependent on third parties to produce tobacco and other raw materials that Vector Tobacco requires to manufacture its products. In addition, the growing of new tobacco and new seeds is subject to adverse weather conditions. Vector Tobacco may also need to obtain licenses to technology subject to patents or proprietary rights of third parties to produce its products. The failure by such third parties to supply Vector Tobacco with tobacco, other raw materials and technology on commercially reasonable terms, or at all, in the absence of readily available alternative sources, would have a serious negative impact on Vector Tobacco's business, operating results and prospects. There is also a risk that interruptions in the supply of these materials and technology may occur in the future. Any interruption in their supply could have a serious negative impact on Vector Tobacco.

NEW VALLEY IS SUBJECT TO RISKS RELATING TO THE INDUSTRIES IN WHICH IT OPERATES

         RISKS OF REAL ESTATE VENTURES. New Valley has two significant investments in Montauk and the former Kona Surf Hotel in Hawaii where it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties' interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

         New Valley plans to pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

RISKS RELATING TO THE RESIDENTIAL BROKERAGE BUSINESS. Through its investment in Montauk, New Valley is subject to the risks and uncertainties endemic to the residential brokerage business. As a franchisee, Prudential Douglas Elliman operates each of its offices under its franchiser's brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of Prudential Douglas Elliman's business. Prudential Douglas Elliman's franchiser also has the right to terminate Prudential Douglas Elliman's franchises, upon the occurrence of certain events, including a bankruptcy or
insolvency event or a change in control affecting Prudential    Douglas
Elliman, a transfer by Prudential Douglas Elliman of its rights under the franchise agreements and Prudential Douglas Elliman's failure to promptly pay amounts due under the franchise agreements. A termination of Prudential Douglas Elliman's franchise agreements could adversely affect New Valley's investment in Montauk.

         Recent years have been characterized by high levels of existing home sales and residential prices. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Prudential Douglas Elliman's control. Any of the following could have a material adverse effect on Prudential Douglas Elliman's business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect revenues and profitability:

         o  continued periods of economic slowdown or recession,

         o a change in the current low interest rate environment resulting in rising interest rates,

         o  decreasing home ownership rates, or

         o  declining demand for real estate.

         All of Prudential Douglas Elliman's current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Prudential Douglas Elliman and New Valley's investment in Montauk.

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

WE AND NEW VALLEY HAVE MANY POTENTIALLY DILUTIVE SECURITIES OUTSTANDING

         At December 31, 2002, we had outstanding options granted to employees to purchase 9,512,596 shares of our common stock, at prices ranging from $4.15 to $41.46 per share, of which options for 4,428,974 shares are exercisable during 2003. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

         As part of New Valley's recapitalization, a total of 17,898,629 warrants to purchase common shares were issued to New Valley's stockholders. The potential issuance of common shares on exercise of the warrants would increase the number of New Valley's common shares outstanding by more than 80% and decrease our holdings.

OUR STOCK PRICE HAS BEEN VOLATILE

         The trading price of our common stock has fluctuated widely, ranging between $9.37 and $27.38 per share over the past 52 weeks. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

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

WE HAVE BROAD DISCRETION WITH RESPECT TO THE USE OF PROCEEDS FROM OUR JULY 2001 NOTE OFFERING

         The net proceeds of our July 2001 note offering were approximately $166 million. Our management will retain broad discretion as to the use and allocation of the remaining proceeds. Accordingly, you will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of the net proceeds.


ITEM 2. PROPERTIES

         Our and New Valley's principal executive offices are located in Miami, Florida. We lease 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which we share with New Valley and various of our and their subsidiaries. New Valley has entered into an expense-sharing arrangement for use of such office space. We are currently in discussion to extend the term of the lease which expires in May 2003.

         We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2010 and 2013. New Valley's operating properties are described above.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Mebane and Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 2002, the principal properties owned or leased by Liggett are as follows:

                                                OWNED           APPROXIMATE
                                                  OR           TOTAL SQUARE
TYPE                         LOCATION           LEASED            FOOTAGE
----                         --------           ------         -------------
Office and
   Manufacturing Complex     Durham, NC         Owned              836,000
Warehouse                    Durham, NC         Leased             203,000
Storage Facilities           Danville, VA       Owned              578,000
Office and
   Manufacturing Complex     Mebane, NC         Owned              240,000
Warehouse                    Mebane, NC         Owned               60,000
Warehouse                    Mebane, NC         Leased              30,000

         Liggett's Durham, North Carolina complex consists of seven major structures over approximately nine acres. Included are Liggett's former manufacturing plant, a research facility and offices. Liggett leases portions of these facilities to Vector Tobacco and Vector Research Ltd.

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

         In June 2001, a subsidiary of Vector Tobacco purchased an approximately 350,000 square foot manufacturing facility located on approximately 56 acres in Timberlake, North Carolina. In the first quarter of 2002, Vector Tobacco began production at the facility.

         In April 2002, Liggett Vector Brands leased approximately 17,000 square feet of space in Research Triangle Park, North Carolina. The lease expires in October 2007.

         Liggett's and Vector Tobacco's managements believe that their property, plant and equipment are well maintained and in good condition and that their existing facilities are sufficient to accommodate a substantial increase in production.


ITEM 3. LEGAL PROCEEDINGS

         Liggett (and, in certain cases, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. "Business -- Liggett Group Inc. -- Legislation, Regulation and Litigation." Reference is made to Note 15 to our consolidated financial statements, which contains a general description of certain legal proceedings to which Brooke Group Holding, Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us. See Item 1. "Business - Available Information."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 2002, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 28, 2003. Each of the executive officers serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.


                                                                                   YEAR INDIVIDUAL
                                                                                      BECAME AN
                       NAME               AGE               POSITION              EXECUTIVE OFFICER
                       ----               ---               --------              -----------------

              Bennett S. LeBow             65        Chairman of the Board               1990
                                                       and Chief Executive
                                                       Officer

              Howard M. Lorber             54        President and Chief                 2001
                                                       Operating Officer

              Richard J. Lampen            49        Executive Vice President            1996

              Joselynn D. Van Siclen       62        Vice President, Chief               1996
                                                       Financial Officer and
                                                       Treasurer

              Marc N. Bell                 42        Vice President, General             1998
                                                       Counsel and Secretary

              Ronald J. Bernstein          49        President and Chief                 2000
                                                       Executive Officer of
                                                        Liggett


         BENNETT S. LEBOW has been our Chairman of the Board and Chief Executive Officer of Vector since June 1990 and has been a director of ours since October 1986. Since November 1990, he has been Chairman of the Board and Chief Executive Officer of VGR Holding. Mr. LeBow has served as President and Chief Executive Officer of Vector Tobacco since January 2001 and as a director since October 1999. Mr. LeBow has been a director of Ladenburg Thalmann Financial Services since May 2001. Mr. LeBow has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer since November 1994.

         HOWARD M. LORBER has been our President and Chief Operating Officer and a director of ours since January 2001. Since January 2001, Mr. Lorber has served as President and Chief Operating Officer of VGR Holding. Since November 1994, Mr. Lorber has served as President and Chief Operating Officer of New Valley, where he also serves as a director. Mr. Lorber has been Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates since 1975; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to us and Liggett from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University and Babson College.

         RICHARD J. LAMPEN has served as the Executive Vice President of us and of VGR Holding since July 1996. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, CDSI Holdings Inc. and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A., Spec's Music Inc. and PANACO, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

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

        RONALD J. BERNSTEIN has served as President and Chief Executive Officer of Liggett since September 1, 2000 and of Liggett Vector Brands since March 2002. Mr. Bernstein will serve as President of Liggett Vector Brands. From July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our common stock is listed and traded on the New York Stock Exchange under the symbol "VGR". The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

                                                                CASH
           YEAR                  HIGH            LOW          DIVIDENDS
           ----                  ----            ---          ---------
2002:
Fourth Quarter                 $ 13.75       $   9.50             $.40
Third Quarter                    16.48          12.50              .38
Second Quarter                   26.41          15.19              .38
First Quarter                    30.47          23.45              .38

2001:
Fourth Quarter                 $ 42.86        $ 29.72             $.38
Third Quarter                    40.37          27.57              .36
Second Quarter                   33.55          17.77              .36
First Quarter                    20.87          14.91              .36

         At March 21, 2003, there were approximately 418 holders of record of our common stock.

         The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.

         The payment of dividends and other distributions to us by VGR Holding are subject to the note purchase agreement for VGR Holding's senior secured notes. The agreement limits the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds $75 million in cash after giving effect to the payment of the distribution.

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

         We paid 5% stock dividends on September 28, 2000, September 28, 2001 and September 27, 2002 to the holders of our common stock. A special dividend of
0.348 of a share of Ladenburg Thalmann Financial Services common stock was paid on each of our shares of common stock on December 20, 2001. All information presented in this report is adjusted for the stock dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the fourth quarter of 2002, except (i) for the grant of stock options to employees of us and/or our subsidiaries as described in Note 13 to our consolidated financial statements; and (ii) 303,876 shares of our common stock issued upon exercise of options, with an exercise price of $1.65 per share. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA


                                                 ---------------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                 ------------- ------------- ------------- ------------- -------------
                                                     2002          2001          2000          1999          1998
                                                 ------------- ------------- ------------- ------------- -------------
                                                           (dollars in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:

Revenues(1), (4) ...........................     $ 503,418      $ 447,382      $ 415,055      $ 344,193      $ 320,056
(Loss) income from continuing operations ...       (31,794)        21,200        167,754        235,763         24,219
(Loss) income from discontinued operations .            --           (537)         8,285          1,570          3,208
Loss from extraordinary items(2) ...........            --             --         (1,821)        (1,660)            --
Net (loss) income ..........................       (31,794)        20,663        174,218        235,673         27,427

Per basic common share(3):
  (Loss) income from continuing
      operations ...........................     $   (0.91)     $    0.68      $    6.47      $    9.26      $    0.98
  (Loss) income from discontinued operations            --      $   (0.01)     $    0.32      $    0.06      $    0.13
  Loss from extraordinary items ............            --             --      $   (0.07)     $   (0.06)            --
  Net (loss) income  applicable to
      common shares ........................     $   (0.91)     $    0.67      $    6.72      $    9.26      $    1.11

Per diluted common share(3):
  (Loss) income from continuing
      operations ...........................     $   (0.91)     $    0.57      $    5.49      $    7.60      $    0.80
  (Loss) income from discontinued operations            --      $   (0.02)     $    0.27      $    0.05      $    0.11
  Loss from extraordinary items ............            --             --      $   (0.06)     $   (0.05)            --
  Net (loss) income  applicable to
      common shares ........................     $   (0.91)     $    0.55      $    5.70      $    7.60      $    0.91
Cash distributions declared per common
  share(3) .................................     $    1.54      $    1.47      $    1.14      $    0.55      $    0.25


BALANCE SHEET DATA:

Current assets .............................     $ 381,091      $ 515,727      $ 269,942      $ 188,732      $ 122,560
Total assets ...............................       708,495        688,903        425,848        504,448        228,982
Current liabilities ........................       184,384        225,415        138,775        226,654        273,441
Notes payable, long-term debt and
  other obligations, less current portion ..       307,028        141,629         39,890        148,349        262,665
Noncurrent employee benefits, deferred
  income taxes, minority interests and
  other long-term liabilities ..............       194,786        208,501        234,734        262,543         87,051
Stockholders' equity (deficit) .............        22,297        113,358         12,449       (133,098)      (394,175)


-----------------------
(1)  Revenues include excise taxes of $192,664, $151,174, $116,116, $66,698 and
     $82,613, respectively.

(2)  Represents loss resulting from the early extinguishment of debt.

(3) Per share computations include the impact of 5% stock dividends on September 27, 2002, September 28, 2001, September 28, 2000 and September 30, 1999.

(4)  Revenues in 2002 include $35,199 related to the Medallion acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW


         We are a holding company for a number of businesses. We are engaged principally in:

         o the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the reduced carcinogen OMNI cigarette products through our subsidiary Vector Tobacco Inc. and

         o the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.

         During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 430 salespersons, and enhanced distribution and marketing capabilities.

         Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies. In December 2002, New Valley acquired two office buildings in Princeton, N.J. and increased its ownership to 50% in Montauk Battery Realty LLC, which owns the largest residential brokerage company in the New York metropolitan area.

         In November 2001, Vector Tobacco launched nationwide OMNI, the first reduced carcinogen cigarette that tastes, smokes and burns like other premium cigarettes. The OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. In comparison to comparable styles of the leading U.S. cigarette brand, OMNI cigarettes produce significantly lower levels of many of the recognized carcinogens and toxins that the medical community has identified as major contributors to lung cancer and other diseases in smokers. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5,100 on sales of 70.7 million units. Vector Tobacco has been unable to date to achieve the anticipated breadth of distribution and sales of the OMNI product, due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, management plans to conduct appropriate studies as to the effects of OMNI's reduction of carcinogens and, based on these studies, to review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.

         In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in three different varieties, each with decreasing amounts of nicotine
- QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize a proprietary process that enables the production of nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes.

         QUEST will be initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. Based on the success of the product in these markets, Vector Tobacco currently expects to market QUEST nationwide later in 2003. All three QUEST varieties are being sold in hard packs and are priced comparable to other premium brands. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, is supporting the product launch. The brand is also supported by significant point-of-purchase campaigns.

         Our domestic cigarette business, Liggett, shipped approximately 9.82 billion cigarettes during 2002 which accounted for 2.5% of the total cigarettes shipped in the United States during that year. Approximately 94.3% of Liggett's unit sales in 2002 were generated in the discount segment.

         We believe that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 state Attorneys General and various territories, Liggett's four major competitors must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market.

         In recent years, the domestic tobacco business has experienced the following trends:

         o Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices,

         o Narrower price spreads between the premium and traditional discount segments resulting from aggressive premium price promotions by larger competitors including Philip Morris and RJR, while price spreads between the premium and deep discount markets widen due to the influx of smaller companies producing low quality, deep discount cigarettes, and

         o Loss of discount market share for branded discount cigarettes such as those sold by Liggett due to a significant increase in market share by the smaller cigarette companies producing low quality, deep discount cigarettes.


RECENT DEVELOPMENTS

        LIGGETT VECTOR BRANDS. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 430 salespersons, and enhanced distribution and marketing capabilities. In connection with the formation of the new Liggett Vector Brands entity, we took a charge of approximately $3,460 in the first quarter of 2002, related to the reorganization of our business. As of December 31, 2002, our reorganization accrual has been reduced by payments and impairments of $2,978 and the remaining balance was $482.

         ACQUISITION OF MEDALLION. On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and Liggett.

Medallion, a discount cigarette manufacturer, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.1 billion units in 2002).

        VGR HOLDING PRIVATE PLACEMENT. On April 30, 2002, VGR Holding issued at a discount $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement to institutional investors. VGR Holding received net proceeds from the placement of approximately $25,000. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. In March 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding agreed, under certain conditions, to repurchase during the second, third and fourth quarters of 2003 up to a total of $12,000 of the notes at a price of 100% of the principal amount plus accrued interest.

         REAL ESTATE ACQUISITIONS. In December 2002, New Valley purchased two office buildings in Princeton, NJ for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA).

         The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

         Also in December 2002, New Valley and the other owners of Prudential Long Island Realty contributed their interests in Prudential Long Island Realty to Montauk Battery Realty, a newly formed entity. New Valley acquired a 50% ownership interest in Montauk, an increase from its previous 37.2% interest in Prudential Long Island Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Long Island Realty of various ownership interests.

         On March 14, 2003, Montauk purchased the leading New York City-based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. As a result of the acquisition, Montauk's brokerage operations, to be known as Prudential Douglas Elliman, will be the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2002, there were approximately 305 individual suits, 39 purported class actions and 46 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

         REVENUE RECOGNITION. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to customers. We provide an allowance for expected sales returns, net of related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. As discussed in Note 1 to our consolidated financial statements, effective January 1, 2002, we adopted new required accounting standards mandating that certain sales incentives previously reported as operating, selling, general and administrative expenses be shown as a reduction of operating revenues. As a result, our previously reported revenues have been reduced by approximately $297,000 and $234,000 for 2001 and 2000, respectively. The adoption of the new accounting standards did not have an impact on our net earnings or basic or diluted earnings per share.

         MARKETING COSTS. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as an expense in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information. As discussed above under "Revenue Recognition", beginning January 1, 2002, we have adopted the previously mentioned revenue recognition accounting standards that mandate that certain costs previously reported as marketing expense be shown as a reduction of operating revenues. As a result, previously reported amounts for operating, selling, general and administrative expenses have been reduced by approximately $306,000 and $248,000 for 2001 and 2000, respectively. The adoption of the new accounting standards did not have an impact on our net earnings or basic or diluted earnings per share.

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

         INVENTORIES. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

         EMPLOYEE BENEFIT PLANS. Since 1997, income from our defined benefit pension plans, partially offset by the costs of postretirement medical and life insurance benefits, have contributed to our reported operating income including $439 for 2002. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 10 to our consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

        Based on the declines in the securities markets, we recorded a non-cash charge of $11,090 net of tax to stockholders' equity in the fourth quarter of 2002 relating primarily to one of Liggett's defined benefit plans. The charge was based on the extent to which our accumulated benefit obligations under the pension plan on September 30, 2002 exceeded the fair value of the pension plan's assets on that date. We also currently anticipate net pension expense for defined benefit pension plans and other postretirement benefit expense aggregating approximately $4,100 for 2003. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA's minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2003 and ending on December 31, 2003. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett-Ducat (through July 31, 2000) and other less significant subsidiaries. Our interest in New Valley's common shares was 57.3% at December 31, 2002.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the year ended December 31, 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion. Our significant business segments for the years ended December 31, 2002 and 2001 were Liggett, Vector Tobacco and real estate. Our significant business segments for the year ended December 31, 2000 were Liggett, Liggett-Ducat, Vector Tobacco and real estate.

2002 COMPARED TO 2001 AND 2001 COMPARED TO 2000

                                   FOR THE YEAR ENDED DECEMBER 31,
                                 ---------------------------------------
                                    2002           2001           2000
                                 ---------      ---------      ---------
                                       (Dollars in Thousands)


NET REVENUES:
  Liggett ..................     $ 494,975      $ 432,918      $ 304,594
  Liggett-Ducat(1) .........            --             --        107,263
  Vector Tobacco ...........         7,442          4,498             --
                                 ---------      ---------      ---------
    Total tobacco ..........       502,417        437,416        411,857

  Real estate ..............         1,001          9,966          3,198
                                 ---------      ---------      ---------
      Total revenues .......     $ 503,418      $ 447,382      $ 415,055
                                 =========      =========      =========

OPERATING INCOME:
  Liggett ..................     $ 102,718      $ 107,052      $  71,434
  Liggett-Ducat(1) .........            --             --         (5,667)
  Vector Tobacco ...........       (88,159)       (48,643)       (15,459)
                                 ---------      ---------      ---------
      Total tobacco ........        14,559         58,409         50,308

  Real estate ..............          (578)           413         (5,335)
  Corporate and other ......       (32,688)       (27,479)        (4,872)
                                 ---------      ---------      ---------
      Total operating income     $ (18,707)     $  31,343      $  40,101
                                 =========      =========      =========

-------------
(1) Liggett-Ducat's revenues and operating income are included through the seven months ended July 31, 2000.

2002 COMPARED TO 2001

         REVENUES. Total revenues were $503,418 for the year ended December 31, 2002 compared to $447,382 for the year ended December 31, 2001. This 12.5% ($56,036) increase in revenues was due to a $62,057 or 14.3% increase in revenues at Liggett, and a $2,944 increase in revenues at Vector Tobacco, offset by a decrease of $8,965 in real estate revenues at New Valley.

         TOBACCO REVENUES. In 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton. On April 2, 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. On July 1, 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. On December 2, 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT.

         For the year ended December 31, 2002, net sales at Liggett totaled $494,975, compared to $432,918 for the year ended December 31, 2001. Revenues increased by 14.3% ($62,057) due to price increases of $34,965 and a 10.5% increase in unit sales volume (approximately 929.9 million units) accounting for $45,271 in positive volume variance, partially offset by $18,179 in unfavorable sales mix. Net sales for 2002 include $35,199 related to sales of cigarette brands acquired in the April 2002 Medallion acquisition. Tobacco revenues at Vector Tobacco were $7,442 and relate primarily to sales of OMNI.

         Premium sales at Liggett in 2002 amounted to $35,550 and represented 7.2% of total Liggett sales, compared to $67,051 and 15.5% of total sales for 2001. In the premium segment, revenues decreased by 47.0% ($31,501) for the year ended December 31, 2002, compared to 2001, due to unfavorable volume variances of $17,884, reflecting a 26.7% decrease in unit sales volume (approximately
204.9 million units), and unfavorable price variances of $13,617.

         The decline in Liggett's premium sales revenue during the 2002 period reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity from the major U.S. cigarette manufacturers.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) in 2002 amounted to $459,425 and represented 92.8% of total Liggett sales, compared to $365,866 and 84.5% of total Liggett sales for 2001. In the discount segment, revenues grew by 25.6% ($93,557) for the year ended December 31, 2002 compared to 2001, due to price increases of $48,582, a 14.0% increase in unit sales volume (approximately 1,134.8 million units) accounting for $51,103 in positive volume variances, partially offset by an unfavorable product mix among the discount brand categories of $6,128. The growth in discount volume in 2002 related primarily to the increased sales volume of LIGGETT SELECT and the Medallion brands acquired in April 2002 offset by reduced volume among other discount brands. Net sales of the LIGGETT SELECT brand increased $78,018 in 2002 over net sales for 2001, and its unit volume increased 48.4% in 2002 compared to 2001.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $157,795 for the year ended December 31, 2002 compared to $177,109 for the year ended December 31, 2001, a decrease of $19,314 or 10.9% when compared to last year, due primarily to the volume and price increases discussed above at Liggett offset by costs associated with the operations of Vector Tobacco. Liggett's brands contributed 112.3% to our gross profit, and Vector Tobacco cost 12.3% for the year ended December 31, 2002. In 2001, essentially all of the tobacco gross profit related to Liggett's brands.

         Liggett's gross profit of $177,231 for the year ended December 31, 2002 increased $951 from gross profit of $176,280 in 2001 due primarily to price and unit volume increases partially offset by the increase in fixed manufacturing costs. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 58.3% for the year ended December 31, 2002 compared to 62.4% for 2001, with gross profit for the premium segment decreasing to 24.7% for the year ended December 31, of 2002 compared to 72.1% for the year ended December 31, 2001 and gross profit for the discount segment increasing to 61.2% in 2002 from 60.1% in 2001. This overall decrease in Liggett's gross profit is due primarily to the inclusion of the higher estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the increase in promotional spending on premium brands discussed above and the disproportionate rise in deep discount sales, leading to lower gross profit.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $1,001 for the year ended December 31, 2002. This compares to revenues of $9,966 from real estate activities for the year ended December 31, 2001, a decrease of $8,965, with the decline primarily due to the absence of rental revenues of $8,024 from Western Realty Investments, which was sold in December 2001, and New Valley's remaining shopping center, which was disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses and settlement charges were $177,503 for the year ended December 31, 2002 compared to $156,332 for the prior year. The increase of $21,171 was due primarily to a $19,251 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's OMNI and QUEST brands and increased expenses at corporate offset by lower expenses at New Valley primarily due to a decrease in professional fees. Expenses at Liggett were $74,513 for the year ended December 31, 2002 compared to $69,228 for the prior year, an increase of $5,285. The increase in operating expenses at Liggett was due primarily to a larger sales force, increased marketing efforts and a $3,460 restructuring charge taken in March 2002 in connection with the formation of Liggett Vector Brands and used for reorganization of its business. Expenses at Vector Tobacco for the year ended December 31, 2002 were $68,723, compared to expenses of $49,472 for the prior year.

         For the year ended December 31, 2001, Liggett operating income of $107,052 included $9,723 of expense relating to the ENGLE class action. As discussed in Note 15 to our consolidated financial statements, on May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. Vector Tobacco's operating loss was $88,159 for the year ended December 31, 2002 compared to $48,643 in the 2001 period.

        OTHER INCOME (EXPENSES). Other expenses were $47,263 offset by other income of $19,309 for the year ended December 31, 2002 compared to expenses of $31,952 offset by other income of $29,419 for the year ended December 31, 2001. In 2002, a provision for loss on notes receivable of $13,198 established by New Valley, a loss on investments of $6,240 and increased interest expense of $27,825 were offset by interest and dividend income of $10,071 and a gain on sale of assets of $9,097. The gain on sale of assets includes a gain of $8,484 related to the sale of BrookeMil in April 2002 and a gain of $564 on the disposal of New Valley's remaining shopping center in May 2002. For 2001, interest and dividend income of $11,799 and a gain on a legal settlement of $17,620 arising from the resolution of an insurance claim relating to New Valley's former Western Union satellite business were offset primarily by interest expense and a loss on the sale of real estate assets.

        Interest expense was $27,825 for the year ended December 31, 2002 compared to $21,387 for the prior year, due to the issuance of additional long-term debt at the corporate level, early extinguishment of debt also at the corporate level and increased equipment financing when compared to the prior period as well as issuance of the notes relating to the Medallion acquisition. In 2001, interest expense included a charge of $6,445 for the loss on conversion of a portion of our convertible subordinated notes due 2008 to common stock.

        (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the year ended December 31, 2002 was $47,661 compared to income of $28,810 for the year ended December 31, 2001. Income tax benefit was $6,353 and minority interests in losses of subsidiaries were $9,514 for the year ended December 31, 2002. This compared to tax expense of $15,017 and minority interests in losses of subsidiaries of $7,407 for the year ended December 31, 2001. The effective tax rates for the year ended December 31, 2002 and December 31, 2001 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

2001 COMPARED TO 2000

         REVENUES. Total revenues were $447,382 for the year ended December 31, 2001 compared to $415,055 for the year ended December 31, 2000. This 7.8% ($32,327) increase in revenues was due to a $128,324 or 42.1% increase in revenues at Liggett, $4,498 in revenues at Vector Tobacco and an increase of $6,768 in real estate revenues at New Valley, offset by the loss in revenues of Liggett-Ducat ($107,263 in 2000) due to the sale of Western Tobacco Investments in August 2000.

         TOBACCO REVENUES. During 2000, the major cigarette manufacturers, including Liggett, announced list price increases of $3.30 per carton. In 2001, the major cigarette manufacturers, including Liggett, announced list price increases of $1.90 per carton.

         Tobacco revenues at Liggett increased by 42.1% ($128,323) due to price increases of $1,154 and to a 43.4% increase in unit sales volume (approximately 2,693.4 million units) accounting for $132,341 in volume variance, partially offset by $5,172 in unfavorable sales mix.

         Premium sales at Liggett in 2001 amounted to $67,051 and represented 15.5% of total Liggett sales, compared to $48,211 and 15.8% of total sales for 2000. In the premium segment, revenues increased by 39.1% ($18,840) for the year ended December 31, 2001, compared to 2000, due to a favorable volume variance of $20,808, reflecting a 43.2% increase in unit sales volume (approximately 231.6 million units), corresponding with the JADE and EVE 100 product introductions in the third quarter of 2001, partially offset by unfavorable price variance of $1,968.

         Discount sales at Liggett in 2001 amounted to $365,867 and represented 84.5% of total Liggett sales, compared to $256,383 and 84.2% of total Liggett sales for 2000. In the discount segment, revenues grew by 42.7% ($109,484) for the year ended December 31, 2001 compared to 2000, due to a 43.5% gain in unit sales volume (approximately 2,461.9 million units) accounting for $111,463 in positive volume variance and price increases of $3,124, partially offset by an unfavorable product mix among the discount brand categories of $5,103. Net sales of the LIGGETT SELECT brand, introduced in 2000, increased $89,947 in 2001 over net sales for 2000.

         TOBACCO GROSS PROFIT. Gross profit was $177,109 for the year ended December 31, 2001 compared to $141,188 for the year ended December 31, 2000, an increase of $35,921 or 25.3% when compared to the prior year, due primarily to volume and price increases and manufacturing efficiencies at Liggett offset by the estimated payment obligations under the Attorneys General Master Settlement Agreement and by the absence of Liggett-Ducat due to the sale of Western Tobacco Investments in August 2000. Liggett's premium brands contributed 22.0% to our gross profit, the discount segment contributed 77.5% and Vector Tobacco contributed .5% for the year ended December 31, 2001. In 2000, Liggett's premium brands contributed 23.2%, the discount segment contributed 66.2% and Liggett-Ducat contributed 10.6%.

         Liggett's gross profit of $176,280 for the year ended December 31, 2001 increased $50,022 from gross profit of $126,258 in 2000, due primarily to the price and unit volume increases, offset by the estimated payment obligations under the Attorneys General Master Settlement Agreement discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 62.4% for the year ended December 31, 2001 compared to 62.7% for 2000, with gross profit for the premium segment at 72.1% for the year ended December 31, 2001 compared to 83.7% for the year ended December 31, 2000 and gross profit for the discount segment at 60.1% in 2001 and 57.7% in 2000. This overall decrease is due primarily to the inclusion of the estimated payment obligation under the Attorneys General Master Settlement Agreement within cost of goods sold, the increase in promotional spending on premium brands and the disproportionate rise in deep-discount sales.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $9,966 for the year ended December 31, 2001. This compares to revenues of $3,198 from real estate activities for the year ended December 31, 2000. The increase of $6,768 was attributable to the inclusion of $8,024 of Western Realty Development rental revenues from the Ducat Place II office building in Moscow, offset by a decrease in revenues resulting from the sale of one of New Valley's two U. S. shopping centers in February 2001.

         EXPENSES. Operating, selling, general and administrative expenses and settlement charges were $156,332 for the year ended December 31, 2001 compared to $104,885 for the prior year. The increase of $51,447 was due primarily to a $14,404 increase in expenses at Liggett, a $34,013 increase in expenses at Vector Tobacco and additional expenses of $1,480 at New Valley, offset by an increase in pension income of $2,383 and the absence of expenses of Liggett-Ducat due to the sale of Western Tobacco Investments. Expenses at Liggett were $69,228 for the year ended December 31, 2001 compared to $54,824 for the prior year. The increase in operating expenses at Liggett was due primarily to marketing efforts, additional expenses related to a larger sales force and the $9,723 charge related to the ENGLE class action discussed above. Expenses at Vector Tobacco for the year ended December 31, 2001 were $49,472, compared to expenses of $15,459 for the prior year. The increase at Vector Tobacco was due to increased expenses of product development and marketing for Vector Tobacco's OMNI and QUEST brands. Increased expenses at New Valley were due primarily to inclusion of expenses from Western Realty Development offset by lower expenses as a result of the sale of the shopping center, lower expenses for BrookeMil and discontinued operations.

         OTHER INCOME (EXPENSES). Other expenses were $31,952 offset by other income of $29,149 for the year ended December 31, 2001 compared to other income of $261,155 offset by other expense of $36,207 for the year ended December 31, 2000. In 2001, interest and dividend income of $11,799 and a gain on a legal settlement of $17,620 arising from the resolution of an insurance claim relating to New Valley's former Western Union satellite business were offset primarily by interest expense and a loss on the sale of real estate assets. For the year ended December 31, 2000, we recognized a gain of $192,923 on the sale of Western Tobacco Investments and New Valley recognized $52,589 on the sale through its interest in the joint venture, Western Realty Development.

         Interest expense was $21,387, and included a charge of $6,445 for the loss on conversion of a portion of our convertible subordinated notes due 2008 to common stock, for the year ended December 31, 2001 compared to $30,610 for the prior year. The decrease from the prior year of $9,223 was largely due to the repurchase of all of the VGR Holding 15.75% senior secured notes due 2001 in 2000 offset by issuance of long-term notes at the corporate level.

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

         Our consolidated financial statements reflect New Valley's broker-dealer operations as discontinued operations for all periods presented. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reported as "Impact of discontinued operations."

         Summarized operating results of the discontinued broker-dealer operations are as follows:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                          2001(1)          2000
                                         --------        --------

Revenues ...........................     $ 88,473        $ 90,111
(Loss) income from operations before
   income taxes ....................      (12,030)          6,298
(Benefit) provision for income taxes       (1,356)          1,084
Minority interests .................        8,557          (3,398)
                                         --------        --------
Net (loss) income ..................     $ (2,117)       $  1,816
                                         ========        ========

-------------------
(1) Results of operations included for the period January 1 through December 20, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash and cash equivalents decreased $117,734 in 2002 and increased $60,248 in 2001 and $137,390 in 2000.

         Net cash used in operations in 2002 was $11,603 compared to net cash provided by operations of $19,720 in 2001 and net cash used in operations of $4,850 in 2000. Net cash used in operations for 2002 resulted primarily from a net loss of $31,794 due to increased operating losses at Vector Tobacco and marketing promotions at Liggett. In addition, there was an increase in inventories offset by a decrease in accounts receivable and an increase in current liabilities. Further, in 2002 there was the non-cash impact of depreciation and amortization stock-based expense, provision for loss on investments and provision for uncollectibility of notes receivable offset by a loss in minority interests, gain on sale of investments and a change in current taxes. Cash provided by operations in 2001 resulted primarily from increased net income of Liggett offset by expenses of product development at Vector Tobacco and a loss at New Valley. In addition, in 2001, there was the non-cash impact of depreciation and amortization, non-cash stock-based expense, losses on the sale of real estate and the conversion of debt offset by the impact of discontinued operations, income taxes and minority interests. Cash used in 2000 for operating activities resulted principally from lower operating income at Liggett, the gain on the sale of Liggett-Ducat and expenses of product development at Vector Tobacco offset by a reduction in debt service due to the Company's repurchase of $150,294 of the VGR Holding senior secured notes.

         Cash used in investing activities of $95,682 in 2002 compared to cash used of $176,308 in 2001 and cash provided of $313,899 in 2000. In 2002, cash was used principally for a portion ($50,000) of the purchase price of Medallion and for the purchase of machinery and equipment for $96,636 as well as for the issuance of a note receivable at New Valley for $4,000. These expenditures were offset primarily by net proceeds of $20,461 received from the sale by New Valley of BrookeMil and the net sale or maturity of investment securities of $36,700. In 2001, cash was used primarily for investment in debt securities at the corporate level of $152,793, investment in equity securities at New Valley of $10,166 and for capital expenditures, primarily at Vector Tobacco and Liggett. In addition, there were purchases of long-term investments at New Valley of $5,711. These expenditures were offset primarily by the sale or maturity of investment securities of $16,418, sales of assets of $7,912 and proceeds from sales of real estate of $42,160 in Russia and the United States. In 2000, the majority of the proceeds, $382,077, were attributable to the sale of Western Tobacco Investments and the sale or maturity of investment securities. This was offset primarily by the purchase of investment securities at New Valley and capital expenditures at Liggett of $13,387 and Liggett-Ducat of $9,000.

         Cash used in financing activities was $10,449 for 2002 compared to cash provided by financing activities of $212,830 in 2001 and cash used of $173,288 in 2000. In 2002, cash was used primarily for dividends of $54,477 and repayments of debt of $23,340 offset by proceeds from debt of $78,135 and proceeds from the exercise of options of $2,957. In 2001, proceeds from debt were $264,441 offset by repayments on debt of $32,777 and net repayments on the revolving credit facilities of $19,374. In addition, cash was provided by the issuance of common stock of $50,000 as well as the exercise of warrants and options for $17,185. These transactions were offset by distributions on common stock of $46,751, deferred financing charges of $9,642 and decreases of $4,675 in margin loans payable. Cash in the 2000 period was used primarily to redeem all outstanding VGR Holding notes and to repay the participating loan and amounts related to the sale of Western Tobacco Investments to Western Realty Development. In addition, distributions on common stock were $30,759.

         LIGGETT. Liggett has a $40,000 credit facility under which $0 was outstanding at December 31, 2002. Availability under the facility was approximately $30,477 based on eligible collateral at December 31, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above First Union's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at December 31, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $35,727 and net working capital was $4,309 as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at

December 31, 2002. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through capital lease arrangements guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%. In September 2002, Liggett purchased additional equipment for $1,573 through a note, guaranteed by us, payable in 60 monthly installments of $26 with interest rate calculated at LIBOR plus 4.31%.

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

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 15 to our consolidated financial statements.

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

         V.T. AVIATION. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 120 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate with a final payment of $6,125.

         In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $6,150 to fund the purchase. The loan is guaranteed by Vector Research and us. The loan is payable in 120 monthly installments of $44, including annual interest at 2.75% above the 30-day commercial paper rate.

         VECTOR TOBACCO. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. The loan is payable in 60 monthly installments of $85, plus interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by us and by VGR Holding.

         During December 2001, Vector Tobacco executed a second promissory note with the same lender for approximately $1,159 to finance building improvements. The second promissory note is payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%.

         On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Medallion's principal stockholder. Medallion was a discount cigarette manufacturer headquartered in Richmond, Virginia.

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

         VGR HOLDING. On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. On April 30, 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $25,000. The notes were priced to provide purchasers with a 15.75% yield to maturity. The notes are on the same terms as the $60,000 principal amount of senior secured notes previously issued. All of the notes have been guaranteed by us and by Liggett.

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus, for periods through December 31, 2003, additional amounts including up to $100,000 during the period commencing on December 31, 2002 and ending on March 31, 2003, $115,000 during the period commencing on April 1, 2003 and ending on June 29, 2003, $100,000 during the period commencing on June 30, 2003 and ending on September 29, 2003 and $50,000 during the period commencing on September 30, 2003 and ending on December 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. We recognized a loss of $1,320 in 2002 on the early extinguishment of debt.

        In March 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding agreed to repurchase, under certain conditions, during the second, third and fourth quarters of 2003 up to a total of $12,000 of the notes at a price of 100% of the principal amount plus accrued interest. We will recognize a loss of approximately $2,000 in 2003 on the early extinguishment of debt if we repurchase the $12,000 of the notes.

         VGR Holding has the right (which it has not exercised) under the purchase agreement for the notes to elect to treat Vector Tobacco as a "designated subsidiary" and exclude the losses of Vector Tobacco in determining the amount of additional indebtedness permitted to be incurred. If VGR Holding were to make this election, future cash needs of Vector Tobacco would be required to be funded directly by us or by third-party financing as to which neither VGR Holding nor Liggett could provide any guarantee or credit support.

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

         NEW VALLEY. In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, N.J. with a $40,500 mortgage loan from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplication of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

         On January 15, 2003, New Valley announced it had reached an agreement in principal with Globalstar L.P., pursuant to which New Valley would invest $55,000 as part of a plan of reorganization of Globalstar. Globalstar, which is currently in bankruptcy, is engaged in the global mobile satellite telecommunications services business. On January 30, 2003, New Valley announced that the agreement in principle had terminated due to New Valley's inability to reach final agreement with Globalstar's Creditors Committee. New Valley has had continuing discussions with Globalstar regarding a proposed investment in its business.

        VECTOR. We believe that we will continue to meet our liquidity requirements through 2003, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at December 31, 2002, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $16,500, dividends on our outstanding shares (currently at an annual rate of approximately $60,000) and corporate expenses. In addition, VGR Holding has agreed to repurchase, under certain conditions, up to a total of $12,000 of the notes during the second, third and fourth quarters of 2003. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In May 2001, we sold 1,807,377 shares of our common stock to High River Limited Partnership, an investment entity owned by Carl C. Icahn, for $50,000 at a price of $27.67 per share. During 2001, we also issued approximately 3,123,750 shares of our common stock and on exercise of warrants and options by other persons and entities. We received total proceeds of approximately $67,185 from the sale to High River and the other issuances of common stock on exercise of warrants and options. During 2002, we received total proceeds of approximately $2,694 from the issuance of 1,609,091 of common stock on exercise of warrants and options.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $30.11 at March 24, 2003, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. Following the conversion of $40,000 principal amount of our convertible notes in December 2001, $132,500 principal amount of the convertible notes were outstanding.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2002, our deferred income tax liabilities exceeded our deferred income tax assets by $114,713. The largest component of our deferred tax liabilities exists because of differences that resulted from a transaction with Philip Morris where a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks commencing in 2009, and we have an option to require Philip Morris to purchase the remaining interest commencing in 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements. In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options in 2009 or 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. Our 1998 and 1999 federal income tax returns are being examined, and, although we believe the positions reflected on our income tax returns are correct, there can be no assurance that relevant taxing authorities may not challenge certain positions. If taxing authorities were to assert that we incurred a tax obligation prior to the exercise date of these options and we were required to make such tax payments prior to 2009 or 2010, our liquidity could be adversely affected.

LONG-TERM FINANCIAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         Our significant long-term contractual obligations as of December 31, 2002 were as follows:


                                                     FISCAL YEAR
                                -----------------------------------------------
CONTRACTUAL OBLIGATIONS         2003       2004       2005       2006       2007     THEREAFTER       TOTAL
-----------------------         ----       ----       ----       ----       ----     ----------       -----

Long-term debt(1) .......   $ 31,277   $  9,950   $  6,170   $107,632   $ 38,056      $145,220      $338,305

Operating leases(2) .....      9,453      8,068      6,254      4,799      3,020        16,706        48,300

Inventory purchase
  Commitments(3) ........     21,353         --         --         --         --            --        21,353

Capital expenditure
  purchase commitments(4)      4,045         --         --         --         --            --         4,045
                            --------   --------   --------   --------   --------      --------      --------
Total ...................   $ 66,128   $ 18,018   $ 12,424   $112,431   $ 41,076      $161,926      $412,003
                            ========   ========   ========   ========   ========      ========      ========

-----------
(1) For more information concerning our long-term debt, see "Liquidity and Capital Resources" above and Note 8 to our consolidated financial statements.

(2) Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 9 to our consolidated financial statements.

(3) Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 5 to our consolidated financial statements.

(4) Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco.


MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of December 31, 2002, approximately $71,501 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2002, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $819.

         We held investment securities available for sale totaling $128,430 at December 31, 2002. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. We are applying this statement prospectively upon adoption.

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." was issued. This statement changed the previous accounting, which required all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Pursuant to SFAS No. 145, such amounts will be classified as an extraordinary item if they meet the requirements for extraordinary items pursuant to Accounting Principles Board Opinion No. 30. In addition, the statement amended the guidance for accounting for leases pursuant to SFAS No. 13 to require that certain lease modifications, which have economic effects similar to sale leaseback transactions, be accounted for in the same manner as sale leaseback transactions. The Company is currently assessing the impact, if any, of the adoption of these statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee and expanded disclosure of certain guarantees existing at December 31, 2002

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for the variable entities created prior to February 1, 2003. Although the Company does not believe this interpretation will have a material impact on its consolidated financial statements, it is evaluating the interpretation related to the potential impact associated with the Company's equity investments in its real estate businesses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 31, 2003, are set forth beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         This information is contained in the Proxy Statement and incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         This information is contained in the Proxy Statement and incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)(1)  INDEX TO 2002 CONSOLIDATED FINANCIAL STATEMENTS:

         Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 31, 2003, appear beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.


         (a)(2)  FINANCIAL STATEMENT SCHEDULES:


Schedule II - Valuation and Qualifying Accounts......................Page F-51

         (a)(3)  EXHIBITS

         (a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

                                INDEX OF EXHIBITS


 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

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

*4.2 Note Purchase Agreement, dated as of May 14, 2001, between VGR Holding Inc (formerly known as BGLS Inc.) ("Vector Holding") and TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW LINC II CBO Ltd., POWRs 1997-2, Captiva II Finance Ltd. and AIMCO CDO, Series 2000-A (the "Purchasers"), relating to the 10% Senior Secured Notes due March 31, 2006 (the "Notes"), including the form of Note (the "Note Purchase Agreement") (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated May 14, 2001).

*4.3 First Amendment to Note Purchase Agreement, dated as of November 6, 2001, by and between VGR Holding and the Purchasers (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended September 30, 2001).

*4.4 Second Amendment to Note Purchase Agreement and New Note Purchase Agreement, dated as of April 30, 2002, between VGR Holding and the Purchasers, including the amended form of Note (incorporated by reference to Exhibit 10.1 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*4.5 Third Amendment to Note Purchase Agreement, dated as of September 30, 2002, between VGR Holding and the Purchasers (incorporated by reference to Exhibit 10.1 in Vector's Form 10-Q for the quarter ended September 30, 2002).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

*4.6 Collateral Agency Agreement, dated as of May 14, 2001, by and among VGR Holding, Brooke Group Holding Inc., Vector, New Valley Holdings, Inc., United States Trust Company of New York, as collateral agent for the benefit of the holders of the Notes pursuant to the Note Purchase Agreement (the "Collateral Agent"), and the Purchasers (incorporated by reference to
                 Exhibit 10.2 in Vector's Form 8-K dated May 14, 2001).

*4.7 First Amendment to Collateral Agency Agreement, dated as of September 4, 2001, by and among VGR Holding, Brooke Group Holding Inc., Vector, New Valley Holdings, Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q for the quarter ended September 30, 2001).

*4.8 Second Amendment to Collateral Agency Agreement, dated as of April 30, 2002, by and among VGR Holding, Brooke Group Holding Inc., Vector, New Valley Holdings, Inc., Liggett and the Collateral Agent (incorporated by reference to Exhibit 10.2 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*4.9 Pledge and Security Agreement, dated as of May 14, 2001 between VGR Holding and the Collateral Agent (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated May 14, 2001).

*4.10 Amendment to Pledge and Security Agreement, dated as of April 30, 2002, between VGR Holding and the Collateral Agent (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*4.11 Pledge and Security Agreement, dated as of May 24, 2001, between New Valley Holdings, Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.4 in Vector's Form 8-K dated May 14, 2001).

*4.12 Amendment to Pledge and Security Agreement, dated as of April 30, 2002, between New Valley Holdings, Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*4.13 Pledge and Security Agreement, dated as of May 14, 2001, between Brooke Group Holding Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.4 in Vector's Form 8-K dated May 14, 2001).

*4.14 Amendment to Pledge and Security Agreement, dated as of April 30, 2002, between Brooke Group Holding Inc. and the Collateral Agent (incorporated by reference to Exhibit 10.5 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*4.15 Acknowledgment and Pledge Agreement, dated as of May 14, 2001, between Vector and the Collateral Agent (incorporated by reference to Exhibit 10.6 in Vector's Form 8-K dated May 14,
                 2001).

*4.16 Amended and Restated Guarantee, Acknowledgement and Pledge Agreement, dated as of April 30, 2002, between Vector and the Collateral Agent (incorporated by reference to Exhibit 10.6 in Vector's Form 10-Q for the quarter ended March 31, 2002).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

*4.17 Guarantee, dated as of April 30, 2002, by Liggett in favor of the Collateral Agent (incorporated by reference to Exhibit 10.7 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*4.18 Account Control Agreement, dated as of May 14, 2001, between Vector Holding, Bank of America, N.A. and the Collateral Agent (incorporated by reference to Exhibit 10.7 in Vector's Form 8-K dated May 14, 2001).

*4.19            Indenture, dated as of July 5, 2001, between Vector and U.S.
                 Bank Trust National Association, as Trustee, relating to the 6.25% Convertible Subordinated Notes due 2008 (the "Notes"), including the form of Note (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated July 16, 2001).

*4.20 Form of 9% Promissory Note of VGR Acquisition Inc. due 2004 (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated February 15, 2002).

*4.21 Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due 2007 (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated February 15, 2002).

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

*10.4 First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding's Registration Statement on Form S-1, No. 33-93576).

*10.5 Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector's Form 10-Q for the quarter ended September 30, 1995).

*10.6 Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit
                 10.13 in Liggett's Registration Statement on Form S-1, No. 33-47482).

*10.7 Employment Agreement, dated February 21, 1992, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10(xx) in Vector's Form 10-K for the year ended December 31,
                 1991).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------


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

*10.12 Settlement Agreement, dated March 12, 1996, by and between Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco Company, Inc. et al., Civil No. 94-1044, United States District Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett, as supplemented by the agreement dated March 14, 1996 (the "Settlement Agreement") (incorporated by reference to Exhibit 13 in the Schedule 13D filed by, among others, Vector with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D")).

*10.13           Addendum to Settlement Agreement (incorporated by reference to
                 Exhibit 10.30 in Vector's Form 10-K/A No. 1 for the year ended December 31, 1996).

*10.14 Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D).

*10.15 Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector's Form 10-Q for the quarter ended March 31, 1997).

*10.16 Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector's Form 10-K for the year ended December 31, 1997).

*10.17 Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.'s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

*10.18 General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector's Form 10-K for the year ended December 31, 1998).

*10.19 Class Settlement Agreement, dated January 14, 1999, by and between the named representative plaintiffs in Iron Workers Union No. 17 Insurance Fund, et al., v. Philip Morris Inc., et al., for themselves and on behalf of the plaintiff settlement class, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector's Form 10-K for the year ended December 31, 1998).

*10.20 Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et.al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.'s Form 8-K dated May 7, 2001).

*10.21 Amended and Restated Stock Option Agreement, dated as of October 12, 1998, by and between Vector and Kasowitz, Benson, Torres & Friedman LLP, Marc E. Kasowitz and Daniel R. Benson (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended September 30, 1998).

*10.22 Stock Option Agreement, dated January 1, 1997, between Vector and Richard J. Lampen (incorporated by reference to Exhibit
                 10.35 in Vector's Form 10-K for the year ended December 31,
                 1996).

*10.23 Stock Option Agreement, dated January 1, 1997, between Vector and Marc N. Bell (incorporated by reference to Exhibit 4.3 in the Vector's Registration Statement on Form S-8, No. 333-24217).

*10.24 Stock Option Agreement, dated January 1, 1998, between Vector and Joselynn D. Van Siclen (incorporated by reference to
                 Exhibit 10.43 in Vector's Form 10-K for the year ended December 31, 1997).

*10.25 Consulting Agreement, dated as of May 1, 1998, between Vector and J. Sauter Enterprises, Inc. (incorporated by reference to
                 Exhibit 4.1 in Vector's Registration Statement on Form S-8, No. 333-59615).

*10.26 Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector's Proxy Statement dated September 15, 1998).

*10.27 Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).

*10.28 Stock Option Agreement, dated July 20, 1998, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector's Form 10-Q for the quarter ended September 30, 1998).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

*10.29 Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated ("PM"), Brooke Group Holding, Liggett & Myers Inc. ("L&M") and Liggett (incorporated by reference to
                 Exhibit 10.1 in Vector's Report on Form 8-K dated November 25,
                 1998).

*10.30 Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. ("Eve"), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.31 Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1998).

*10.32 Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 1998).

*10.33 Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.34 Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector's Form 10-Q for the quarter ended June 30, 1999).

*10.35 Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett
                 S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley's Form 10-K for the year ended December 31, 1995).

*10.36 Employment Agreement ("Lorber Employment Agreement") dated as June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the year ended December 31, 1995).

*10.37 Amendment dated January 1, 1998 to Lorber Employment Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the year ended December 31, 1997).

*10.38 Employment Agreement dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to
                 Exhibit 10(a) in New Valley's Form 10-Q for the quarter ended September 30, 1995).

*10.39 Employment Agreement dated April 15, 1994, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.67 in Vector's Form 10-K for the year ended December 31, 1998).

*10.40 Employment Agreement dated as of August 1, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to
                 Exhibit 10.8 in Vector's Form 10-Q for the quarter ended June 30, 1999).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

*10.41 Vector Group Ltd. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 in Vector's Form 10-K for the year ended December 31, 1999).

*10.42 Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit
                 10.59 in Vector's Form 10-K for the year ended December 31,
                 1999).

*10.43 Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit
                 10.60 in Vector's Form 10-K for the year ended December 31,
                 1999).

*10.44 Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1999).

*10.45 Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to
                 Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 1999).

*10.46 Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit
                 10.63 in Vector's Form 10-K for the year ended December 31,
                 1999).

*10.47 Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated June 14, 2000).

*10.48 Guaranty, dated as of June 14, 2000, by Vector in favor of Gallaher Overseas (Holdings) Ltd. (incorporated by reference to
                 Exhibit 10.2 in Vector's Form 8-K dated June 14, 2000).

*10.49 Amendment to Purchase and Sale Agreement, dated as of August 4, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated August 4, 2000).

*10.50           Letter Agreement, dated September 1, 2000, between Ronald J.
                 Bernstein and Liggett (incorporated by reference to Exhibit
                 10.62 in Vector's Form 10-K for the year ended December 31,
                 2000).

*10.51 Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit
                 10.63 in Vector's Form 10-K for the year ended December 31,
                 2000).

*10.52 Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector's Form 10-Q for the quarter ended March 31, 2001).

*10.53 Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector's Form 10-Q for the quarter ended March 31, 2001).

 EXHIBIT
   NO.                              DESCRIPTION
 --------       --------------------------------------------------------------

*10.54 Employment Agreement, dated as of January 17, 2001, between Vector and Howard M. Lorber (incorporated by reference to
                 Exhibit 10.3 in Vector's Form 10-Q for the quarter ended March 31, 2001).

*10.55 Vector Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 in Vector's Form 10-Q for the quarter ended March 31, 2002).

*10.56 Stock Purchase Agreement, dated May 16, 2001, between High River Limited Partnership and Vector Group Ltd. (incorporated by reference to Exhibit 10.8 in Vector's Form 8-K dated May 14,
                 2001).

*10.57 Registration Rights Agreement, dated as of July 5, 2001, by and between Vector Group Ltd. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated July 16, 2001).

*10.58 Purchase and Sale Agreement, dated as of February 15, 2002, between VGR Acquisition Inc., The Medallion Company, Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated February 15, 2002).

*10.59           Form of Asset Purchase Agreement between VGR Acquisition Inc.
                 and Gary L. Hall (incorporated by reference to Exhibit 10.4 in Vector's Form 8-K dated February 15, 2002).

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

99.1             Material Legal Proceedings.

99.2             Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3             Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
*Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.22 through 10.28, 10.35 through 10.46 and 10.50 through 10.55.


         (B) REPORTS ON FORM 8-K:

         No Reports on Form 8-K were filed during the fourth quarter of 2002.

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


Date: March 31, 2003

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

            SIGNATURE                               TITLE
            ---------                               -----


         /s/ Bennett S. LeBow
-------------------------------------
         Bennett S. LeBow                      Chairman of the Board
                                               (Principal Executive Officer)

         /s/ Joselynn D. Van Siclen
-------------------------------------
         Joselynn D. Van Siclen                Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

         /s/ Robert J. Eide
-------------------------------------
         Robert J. Eide                        Director

         /s/ Howard M. Lorber
-------------------------------------
         Howard M. Lorber                      Director

         /s/ Jeffrey S. Podell
-------------------------------------
         Jeffrey S. Podell                     Director

         /s/ Jean E. Sharpe
-------------------------------------
         Jean E. Sharpe                        Director

                                  CERTIFICATION

I, Bennett S. LeBow, certify that:

1.       I have reviewed this annual report on Form 10-K of Vector Group Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                    /s/ BENNETT S. LEBOW
                                    -----------------------------------------
                                        Bennett S. LeBow
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Joselynn D. Van Siclen, certify that:

1.       I have reviewed this annual report on Form 10-K of Vector Group Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                  /s/ JOSELYNN D. VAN SICLEN
                                  ----------------------------------------------
                                     Joselynn D. Van Siclen
                                     Vice President and Chief Financial Officer

                                VECTOR GROUP LTD.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
                      ITEMS 8, 14(a)(1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


         Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:


                                                                                                   PAGE
                                                                                                   ----
FINANCIAL STATEMENTS:

     VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants...................................          F-2
     Vector Group Ltd. Consolidated Balance Sheets as of December 31, 2002 and 2001.......          F-3
     Vector Group Ltd. Consolidated Statements of Operations for the years ended
         December 31, 2002, 2001 and 2000.................................................          F-4
     Vector Group Ltd. Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2002, 2001 and 2000...........................................          F-5
     Vector Group Ltd. Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000.................................................          F-6
     Notes to Consolidated Financial Statements...........................................          F-8

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




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Vector Group Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 31, 2003

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   DECEMBER 31,      DECEMBER 31,
                                                                                      2002               2001
                                                                                   ------------      ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................         $ 100,027          $ 217,761
  Investment securities available for sale ...............................           128,430            173,697
  Accounts receivable - trade ............................................            13,395             34,380
  Other receivables ......................................................             3,853              1,234
  Inventories ............................................................           104,649             56,059
  Restricted assets ......................................................                --             20,054
  Deferred income taxes ..................................................            12,825              6,294
  Other current assets ...................................................            17,912              6,248
                                                                                   ---------          ---------
    Total current assets .................................................           381,091            515,727

Property, plant and equipment, net .......................................           181,972            112,766
Long-term investments, net ...............................................             3,150              3,150
Investments in real estate businesses.....................................             7,811              6,894
Restricted assets ........................................................             4,857              1,881
Deferred income taxes ....................................................            12,501              9,778
Intangible asset .........................................................           107,511                 --
Pension assets ...........................................................             1,225             17,920
Other assets .............................................................             8,377             20,787
                                                                                   ---------          ---------
    Total assets .........................................................         $ 708,495          $ 688,903
                                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt.....................         $  31,277          $   4,892
  Accounts payable .......................................................            17,046             16,192
  Accrued promotional expenses ...........................................            24,998             20,634
  Accrued taxes payable, net .............................................            39,370             33,992
  Settlement accruals ....................................................            40,528             29,299
  Deferred income taxes ..................................................             5,277                759
  Accrued interest .......................................................             7,556              6,799
  Prepetition claims and restructuring accruals ..........................               674              2,700
  Other accrued liabilities ..............................................            17,658             26,362
                                                                                   ---------          ---------
    Total current liabilities ............................................           184,384            141,629



Notes payable, long-term debt and other obligations, less current portion            307,028            225,415

Noncurrent employee benefits .............................................            11,121             14,749
Deferred income taxes ....................................................           134,762            132,528
Other liabilities ........................................................             4,866              5,068
Minority interests .......................................................            44,037             56,156

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000
    shares, issued 39,530,924 and outstanding 36,439,285 .................             3,643              3,317
  Additional paid-in capital .............................................           279,305            309,849
  Deficit ................................................................          (236,718)          (182,645)
  Accumulated other comprehensive income .................................           (11,630)             1,170
  Less:  3,091,639 shares of common stock in treasury, at cost ...........           (12,303)           (18,333)
                                                                                   ---------          ---------
      Total stockholders' equity .........................................            22,297            113,358
                                                                                   ---------          ---------

      Total liabilities and stockholders' equity .........................         $ 708,495          $ 688,903
                                                                                   =========          =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                              2002             2001             2000
                                                                          ------------     ------------     ------------
Revenues:
    Tobacco* .........................................................    $    502,417     $    437,416     $    411,857
    Real estate leasing ..............................................           1,001            9,966            3,198
                                                                          ------------     ------------     ------------
      Total revenues .................................................         503,418          447,382          415,055

Expenses:
    Cost of goods sold* ..............................................         344,622          259,707          270,069
    Operating, selling, administrative and general expenses ..........         178,310          146,427          105,819
    Settlement charges ...............................................            (807)           9,905             (934)
                                                                          ------------     ------------     ------------
      Operating income ...............................................         (18,707)          31,343           40,101

Other income (expenses):
    Interest and dividend income .....................................          10,071           11,799            6,301
    Interest expense .................................................         (27,825)         (21,387)         (30,610)
    Gain on legal settlement .........................................              --           17,620               --
    Income in joint venture ..........................................              --               --           52,589
    (Loss) gain on investments, net ..................................          (6,240)          (1,799)           7,271
    Gain (loss) on sale of assets ....................................           9,097           (8,708)         192,923
    Equity in loss of affiliate ......................................              --               --           (5,597)
    Provision for uncollectibility of notes receivable ...............         (13,198)              --               --
    Other, net .......................................................            (859)             (58)           2,071
                                                                          ------------     ------------     ------------

(Loss) income from continuing operations before (benefit) provision
    for income taxes and minority interests ..........................         (47,661)          28,810          265,049
    (Benefit) provision for income taxes .............................          (6,353)          15,017           81,783
    Minority interests ...............................................           9,514            7,407          (15,512)
                                                                          ------------     ------------     ------------

(Loss) income from continuing operations .............................         (31,794)          21,200          167,754
                                                                          ------------     ------------     ------------

Discontinued operations:
(Loss) income  from discontinued operations ..........................              --           (2,117)           1,816
Gain on disposal of discontinued operations, net of minority interests              --            1,580            6,469
                                                                          ------------     ------------     ------------

(Loss) income from discontinued operations ...........................              --             (537)           8,285
                                                                          ------------     ------------     ------------
Loss from extraordinary items ........................................              --               --           (1,821)
                                                                          ------------     ------------     ------------

Net (loss) income ....................................................    $    (31,794)    $     20,663     $    174,218
                                                                          ============     ============     ============


Per basic common share:

    (Loss) income from continuing operations .........................    $      (0.91)    $       0.68     $       6.47
                                                                          ============     ============     ============
    (Loss) income from discontinued operations .......................              --     $      (0.02)    $       0.32
                                                                                           ============     ============
    Loss from extraordinary items ....................................              --               --     $      (0.07)
                                                                                                            ============
    Net (loss) income applicable to common shares ....................    $      (0.91)    $       0.66     $       6.72
                                                                          ============     ============     ============

Basic weighted average common shares outstanding .....................      34,974,480       30,991,874       25,924,879
                                                                          ============     ============     ============


Per diluted common share:

    (Loss) income from continuing operations .........................    $      (0.91)    $       0.57     $       5.49
                                                                          ============     ============     ============
    (Loss) income from discontinued operations .......................              --     $      (0.02)    $       0.27
                                                                                           ============     ============
    Loss from extraordinary items ....................................              --               --     $      (0.06)
                                                                                                            ============
    Net (loss) income applicable to common shares ....................    $      (0.91)    $       0.55     $       5.70
                                                                          ============     ============     ============

Diluted weighted average common shares outstanding ...................      34,974,480       37,311,661       30,540,305
                                                                          ============     ============     ============

-------------
* Revenues and Cost of goods sold include excise taxes of $192,664, $151,174 and $116,166 for the years ended December 31, 2002, 2001 and 2000, respectively.





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                    COMMON STOCK      ADDITIONAL                          COMPRE-
                                                -------------------     PAID-IN                TREASURY  HENSIVE
                                                  SHARES     AMOUNT     CAPITAL     DEFICIT     STOCK    INCOME        TOTAL
                                                ----------  --------   ---------   ---------   -------- ----------   ---------

Balance, December 31, 1999 ...................  21,989,782  $  2,199   $ 192,952   $(302,155)  $(27,473)  $  1,379   $(133,098)

Net income ...................................          --        --          --     174,218         --         --     174,218
  Unrealized loss on investment securities ...          --        --          --          --         --        (63)        (63)
  Pension-related minimum liability adjustment          --        --          --          --         --         21          21
                                                                                                                     ---------
      Total other comprehensive income .......          --        --          --          --         --         --         (42)
                                                                                                                     ---------
Total comprehensive income ...................          --        --          --          --         --         --     174,176
                                                                                                                     ---------

Exercise of options and warrants .............   2,455,206       246        (156)         --         --         --          90
Effect of stock dividend .....................   1,222,030       122      20,730     (20,852)        --         --          --
Effect of New Valley share repurchase ........          --        --         413          --         --         --         413
Distributions on common stock ................          --        --     (30,759)         --         --         --     (30,759)
Amortization of deferred compensation ........          --        --       1,627          --         --         --       1,627
                                                ----------  --------   ---------   ---------   --------   --------   ---------

Balance, December 31, 2000 ...................  25,667,018     2,567     184,807    (148,789)   (27,473)     1,337      12,449

Net income ...................................          --        --          --      20,663         --         --      20,663
  Unrealized loss on investment securities ...          --        --          --          --         --        (60)        (60)
  Effect of New Valley capital transactions ..          --        --          --          --         --       (107)       (107)
                                                                                                                     ---------
      Total other comprehensive income .......          --        --          --          --         --         --        (167)
                                                                                                                     ---------
Total comprehensive income ...................          --        --          --          --         --         --      20,496
                                                                                                                     ---------

Distributions on common stock ................          --        --     (46,751)         --         --         --     (46,751)
Effect of New Valley acquisition of LTS ......          --        --       8,556          --         --         --       8,556
Issuance of stock ............................   1,669,344       167      41,974          --      7,859         --      50,000
Exercise of options and warrants .............   2,975,025       297      15,607          --      1,281         --      17,185
Effect of stock dividend .....................   1,502,107       150      54,369     (54,519)        --         --          --
Conversion of debt ...........................   1,358,353       136      45,018          --         --         --      45,154
Tax benefit of options exercised .............          --        --      11,133          --         --         --      11,133
Effect of New Valley share repurchase ........          --        --         176          --         --         --         176
Amortization of deferred compensation ........          --        --       5,907          --         --         --       5,907
LTS distribution .............................          --        --     (10,947)         --         --         --     (10,947)
                                                ----------  --------   ---------   ---------   --------   --------   ---------
Balance, December 31, 2001 ...................  33,171,847     3,317     309,849    (182,645)   (18,333)     1,170     113,358

Net loss .....................................          --        --          --     (31,794)        --         --     (31,794)
  Pension related minimum liability
      adjustments ............................          --        --          --          --         --    (11,090)    (11,090)
  Unrealized loss on investment securities ...          --        --          --          --         --       (203)       (203)
                                                                                                                     ---------
      Total other comprehensive loss .........          --        --          --          --         --         --     (11,293)
                                                                                                                     ---------
Total comprehensive loss .....................          --        --          --          --         --         --     (43,087)
                                                                                                                     ---------
Distributions on common stock ................          --        --     (54,477)         --         --         --     (54,477)
Effect of stock dividend .....................   1,662,619       166      22,113     (22,279)        --         --          --
Exercise of options ..........................   1,604,819       160      (3,233)         --      6,030         --       2,957
Tax benefit of options exercised .............          --        --         526          --         --         --         526
Amortization of deferred compensation, net ...          --        --       2,234          --         --         --       2,234
Effect of New Valley share repurchase ........          --        --         786          --         --         --         786
Other, net ...................................          --        --       1,507          --         --     (1,507)         --
                                                ----------  --------   ---------   ---------   --------   --------   ---------
Balance, December 31, 2002 ...................  36,439,285  $  3,643   $ 279,305   $(236,718)  $(12,303)  $(11,630)  $  22,297
                                                ==========  ========   =========   =========   ========   ========   =========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------
                                                                           2002        2001        2000
                                                                        ---------   ---------   ---------

Cash flows from operating activities:
  Net (loss) income ..................................................  $ (31,794)  $  20,663   $ 174,218
                                                                        ---------   ---------   ---------
  Adjustments to reconcile net loss income to net cash (used in)
      provided by operating activities:
      Depreciation and amortization ..................................     13,863       9,973      11,523
      Non-cash stock-based expense ...................................      3,534       5,878       2,583
      Impact of discontinued operations ..............................         --         537      (8,285)
      Minority interests .............................................     (9,514)     (7,407)     15,512
      Gain on sale of investments ....................................     (9,249)         --          --
      Provision for loss on investments ..............................      6,776          --          --
      Gain on sale of assets .........................................        (57)     (1,334)   (192,064)
      Loss (gain) on sale of real estate .............................         --       9,866      (5,858)
      Write down of equipment ........................................        804          --          --
      Loss on debt conversion ........................................         --       6,445          --
      Deferred income taxes ..........................................      1,186     (16,731)      1,526
      Deferred finance charge ........................................         --       1,929          --
      Currency translation gain ......................................         --          --      (2,085)
      Loss on sale of securities .....................................         --         820          --
      Loss on retirement of debt .....................................         --          --       1,821
      Non-cash interest expense ......................................      5,062       1,027       4,940
      (Gain) loss in joint venture ...................................         --          --     (52,589)
      Provision for uncollectibility of notes receivable ................  13,198          --          --
      Other ..........................................................         --        (430)         --
  Changes in assets and liabilities (net of effect of acquisitions and dispositions):
      Receivables ....................................................     21,861     (23,613)        (31)
      Inventories ....................................................    (48,590)    (23,730)     (9,011)
      Accounts payable and accrued liabilities .......................     12,814      54,075      36,907
      Other assets and liabilities, net ..............................      8,503     (18,248)     16,043
                                                                        ---------   ---------   ---------
Net cash (used in) provided by operating activities ..................    (11,603)     19,728      (4,850)
                                                                        ---------   ---------   ---------

Cash flows from investing activities:
  Proceeds from sale of businesses and assets, net ...................      3,644       7,912     323,266
  Sale or maturity of investment securities ..........................    111,795      16,418      58,811
  Purchase of investment securities ..................................    (75,095)   (162,959)    (32,324)
  Sale or liquidation of long-term investments .......................         --       1,133          --
  Purchase of long term investments...................................         --      (5,711)     (3,310)
  Purchase of Medallion ..............................................    (50,103)         --          --
  Investment in joint venture ........................................         --          --      (2,573)
  (Increase) decrease in restricted assets ...........................       (168)      1,231      (1,565)
  Proceeds from sale of real estate, net .............................     20,461      42,160          --
  Purchase of real estate ............................................     (1,663)         --          --
  Repayment (issuance) of note receivable, net .......................     (4,000)         --          --
  Payment of prepetition claims ......................................     (2,026)     (3,183)       (376)
  New Valley purchase of common shares ...............................     (1,891)       (274)     (1,190)
  Cash received in LTS acquisition, net ..............................         --       4,065          --
  Capital expenditures ...............................................    (96,636)    (77,100)    (26,840)
                                                                        ---------   ---------   ---------
Net cash (used in) provided by investing activities ..................    (95,682)   (176,308)    313,899
                                                                        ---------   ---------   ---------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2002        2001        2000
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from debt .......................................     78,135     264,441         700
  Repayments of debt .......................................    (23,338)    (32,777)   (107,868)
  Deferred financing charges ...............................     (1,281)     (9,642)         --
  Borrowings under revolver ................................    612,121     508,121     433,075
  Repayments on revolver ...................................   (612,121)   (527,495)   (405,602)
  (Decrease) increase in margin loan payable ...............         --      (4,675)      3,692
  (Decrease) increase in cash overdraft ....................         --        (501)        501
  Distributions on common stock ............................    (54,477)    (46,751)    (30,759)
  (Repayments) proceeds  from participating loan ...........    (12,445)      2,981     (67,027)
  Issuance of common stock .................................         --      50,000          --
  Proceeds from exercise of options and warrants ...........      2,957      17,185          --
  Cash impact of LTS distribution ..........................         --      (8,136)         --
  Other, net ...............................................         --          79          --
                                                              ---------   ---------   ---------
Net cash (used in) provided by financing activities ........    (10,449)    212,830    (173,288)
                                                              ---------   ---------   ---------

Net cash provided by discontinued operations ...............         --       4,006       1,739
Effect of exchange rate changes on cash and cash equivalents         --          --        (110)
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents .......   (117,734)     60,248     137,390
Cash and cash equivalents, beginning of year ...............    217,761     157,513      20,123
                                                              ---------   ---------   ---------

Cash and cash equivalents, end of year .....................  $ 100,027   $ 217,761   $ 157,513
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Liggett Group Inc. ("Liggett"), Brooke (Overseas) Ltd. ("Brooke (Overseas)"), Vector Tobacco Inc. ("Vector Tobacco"), through July 31, 2000 Liggett-Ducat Ltd. ("Liggett-Ducat"), and other less significant subsidiaries. The Company owned 57.3% of New Valley Corporation's ("New Valley") common shares at December 31, 2002. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

           Vector Tobacco is engaged in the development and marketing of low nicotine, nicotine-free and reduced carcinogen cigarette products. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Prior to its sale in August 2000, Liggett-Ducat was engaged in the manufacture and sale of cigarettes in Russia. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies.

           As discussed in Note 3, a subsidiary of the Company acquired The Medallion Company, Inc. on April 1, 2002.

           As discussed in Note 20, New Valley's former broker-dealer operations are presented as discontinued operations for the years ended December 31, 2001 and 2000.

      (b)  ESTIMATES AND ASSUMPTIONS:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           The carrying amounts of short-term debt reported in the Consolidated Balance Sheets are a reasonable estimate of fair value. The fair value of long-term debt for the years ended December 31, 2002 and December 31, 2001 was estimated based on current market quotations, where available.

           The methods and assumptions used by the Company's management in estimating fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

      (e)  INVESTMENT SECURITIES:

           The Company classifies investments in debt and marketable equity securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. The cost of securities sold is determined based on average cost.

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

           Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 17.1% of Liggett's net sales in 2002, 23.5% of Liggett's net sales in 2001 and 29.4% of Liggett's net sales in 2000. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

      (g)  ACCOUNTS RECEIVABLE:

           Accounts receivable-trade are recorded at their net realizable value.

           The allowance for doubtful accounts and cash discounts was $2,248 and $2,101 at December 31, 2002 and 2001, respectively.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (i)  RESTRICTED ASSETS:

           Restricted assets of $4,857 at December 31, 2002 consist primarily of certificates of deposit which collateralize letters of credit.

           Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey for New Valley in connection with the settlement of a lawsuit. (Refer to Note 21.)

      (j)  PROPERTY, PLANT AND EQUIPMENT:

           Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated using the straight-line
           method over the estimated    useful lives of the respective assets,
           which are 20 to 30 years for buildings and 3 to 10 years for machinery and equipment. Office buildings held by New Valley are depreciated over periods approximating 39 years.


           Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2002, 2001 and 2000, interest costs of $305, $779 and $0, respectively, were capitalized.

           Repairs and maintenance costs are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

      (k)  INTANGIBLE ASSETS:

           The Company is required to conduct an annual review of intangible assets for potential impairment including the intangible asset of $107,511, which is not subject to amortization due to its indefinite useful life, and relates to Medallion's exemption under the Master Settlement Agreement. (Refer to Note 3.)

           Other intangible assets, included in other assets, consisting principally of trademarks, are amortized using the straight-line method over 10-12 years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $145, $19 and $28, respectively.

      (l)  IMPAIRMENT OF LONG-LIVED ASSETS:

           The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value of the asset on the basis of discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

           Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of",

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. The adoption of this statement did not have any impact on the Company's consolidated financial statements.

      (m)  EMPLOYEE BENEFITS:

           Liggett sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 2002, 2001 and 2000 which are subject to significant fluctuations in the near term.

      (n)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

           The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

      (o)  STOCK OPTIONS:

           At December 31, 2002, the Company accounts for employee stock compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" with the intrinsic value-based method permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, no compensation expense is recognized when the exercise price is equal to the market price of the underlying common stock on the date of grant.

           Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years. The expense related to stock option compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The net income and earnings per share implications if the fair value method had been applied to all awards which vested during the years ended December 31, 2002, 2001 and 2000 would have been as follows:


                                                                   2002              2001             2000
                                                               -----------       -----------      -----------

           Net (loss) income.............................      $   (31,794)      $    20,663      $   174,218
           Add:  stock option employee compensation
               expense included in reported net (loss)
               income, net of related tax effects .......            5,375             5,305            3,146
           Deduct:  total stock option employee
               compensation expense determined
               under the fair value method for all awards
               vested during the year, net of related
               tax effects ..............................          (10,272)          (10,275)          (7,725)
                                                               -----------       -----------      -----------
           Pro forma net (loss) income ..................          (36,691)           15,693          169,639

           Earnings (loss) per share:
               Basic - as reported ......................      $     (0.91)      $      0.66      $      6.72
               Basic - pro forma ........................      $     (1.05)      $      0.51      $      6.54
               Diluted - as reported ....................      $     (0.91)      $      0.55      $      5.70
               Diluted - pro forma ......................      $     (1.05)      $      0.42      $      5.55


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (p)  INCOME TAXES:

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

      (q)  REVENUE RECOGNITION:

           SALES: Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is per share evidence of an arrangement, the sales price is determinable and collectibility is reasonably assured.. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Since the Company's primary line of business is tobacco, the Company's financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

           Effective January 1, 2002, the Company adopted Emerging Issues Task Force "EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Prior period consolidated statements of earnings have been reclassified to reflect the adoption. EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-25. With respect to estimated amounts of consideration that will be claimed by customers, costs are recognized at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. The adoption of these EITF Issues resulted in a reduction of revenues of $296,836 and $234,465 in 2001 and 2000, respectively. In addition, the adoption reduced marketing, administration and research costs in 2001 and 2000 by $305,756 and $247,821, respectively, and cost of goods sold increased by $8,920 and $13,356, respectively. The adoption of these EITF Issues had no impact on operating income, net earnings or basic and diluted EPS.

           REAL ESTATE LEASING REVENUES: The Company's real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 2002 are $6,578 in 2003, $6,578 in 2004, $6,666 in 2005, $6,532 in 2006, $5,232 in 2007 and $14,872
           thereafter.

      (r)  ADVERTISING AND RESEARCH AND DEVELOPMENT:

           Advertising costs, which are expensed as incurred, were $15,544, $11,439 and $7 for the years ended December 31, 2002, 2001 and 2000, respectively.

           Research and development costs, primarily at Vector Tobacco, are expensed as incurred, and were $10,103, $13,174 and $6,592 for the years ended December 31, 2002, 2001 and 2000, respectively.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      (s)  LEGAL COSTS:

           The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

      (t)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 27, 2002, September 28, 2001 and September 28, 2000. The dividends were charged to retained earnings in the net amount of $22,279 in 2002, $54,519 in 2001 and $20,852 in 2000 and were based on the fair value of the Company's common stock. In connection with each 5% dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2000.

           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following for the years ended December 31, 2002, 2001 and 2000:


                                                            2002            2001            2000
                                                        ----------      ----------      ----------
           Weighted average shares for basic EPS .      34,974,480      30,991,874      25,924,879

           Plus incremental shares related to
               stock options and warrants ........              --       6,319,787       4,615,426
                                                        ----------      ----------      ----------
           Weighted average shares for diluted EPS      34,974,480      37,311,661      30,540,305
                                                        ==========      ==========      ==========

           The Company had a net loss for the year ended December 31, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is antidilutive for the year ended December 31, 2002.

      (u)  COMPREHENSIVE INCOME:

           Other comprehensive income is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $42,816 for the year ended December 31, 2002, and total comprehensive income was $20,496 for the year ended December 31, 2001 and $174,176 for the year ended December 31, 2000.

      (v)  NEW ACCOUNTING PRONOUNCEMENTS:

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


           SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

           In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply this statement prospectively upon adoption.

           In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement changed the previous accounting, which required all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Pursuant to SFAS No. 145, such amounts will be classified as an extraordinary item if they meet the requirements for extraordinary items pursuant to Accounting Principles Board Opinion No. 30. In addition, the statement amended the guidance for accounting for leases pursuant to SFAS No. 13 to require that certain lease modifications, which have economic effects similar to sale leaseback transactions, be accounted for in the same manner as sale leaseback transactions. The Company is currently assessing the impact, if any, of the adoption of these statements.

           In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee and expanded disclosure of certain guarantees existing at December 31, 2002.

           In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. Although the Company does not believe this interpretation will have a material impact on its consolidated financial statements, it is evaluating the interpretation related to the potential impact associated with the Company's equity investments in its real estate businesses.


2.    LIGGETT VECTOR BRANDS

      In 2002, the Company approved a plan to combine the sales and marketing functions of its Liggett and Vector subsidiaries into a new entity, Liggett Vector Brands, Inc in order to enhance the effectiveness of the Company's sales and marketing operations. This company coordinates and executes the sales and marketing efforts for all of the Company's tobacco operations. As a result of this plan, during the first quarter, the Company recognized a pre-tax restructuring charge of approximately $3,460, consisting of approximately $2,000 in involuntary severance and other exit costs, and an impairment charge of approximately $1,500 related to certain long-lived assets. The Company expects to complete these restructuring activities by March 31, 2003. The Company's restructuring accrual has been reduced by payments of $1,528 and impairments of $1,450 as of December 31, 2002. At December 31, 2002 the restructuring accrual of which is reflected in other current liabilities in the accompanying consolidated balance sheet was $482.

      In 2002, the sales and marketing functions, along with certain support functions, of the Company's Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of the Company's tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 430 salespersons, and enhanced distribution and marketing capabilities. In connection with the formation of the Liggett Vector Brands entity, the Company took a charge of $3,460 in the first quarter of 2002, related to the reorganization of its business. As of December 31, 2002, the Company's reorganization accrual has been reduced by payments of $1,528 and the remaining balance was $1,932.


3.    MEDALLION ACQUISITION

      On April 1, 2002, a subsidiary of the Company acquired 100% of the stock of The Medallion Company, Inc. ("Medallion"), and related assets from Medallion's principal stockholder. Following the purchase of the Medallion

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by the Company
      and by    Liggett. (See Note 8.) Medallion, a discount cigarette
      manufacturer, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States. The results of operations of Medallion are included in the Company's financial statements beginning April 1, 2002.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                            APRIL 1, 2002
                                            -------------

           Receivable from seller ......      $  3,189
           Inventory ...................         1,019
           Property, plant and equipment         2,181
           Intangible asset ............       107,511
                                              --------
               Total assets acquired ...       113,900
                                              --------
           Accrued merger costs ........           300
           Allowance for sales returns .           500
           Accrued MSA liability .......         3,100
                                              --------
               Total liabilities assumed         3,900
                                              --------
               Net assets acquired .....      $110,000
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

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------
           Revenues ..........................      $   518,279      $   491,652
                                                    ===========      ===========

           Net (loss) income .................      $   (33,042)     $    21,131
                                                    ===========      ===========

           Net (loss) income per common share:

               Basic .........................      $     (0.94)     $      0.68
                                                    ===========      ===========
               Diluted .......................      $     (0.94)     $      0.57
                                                    ===========      ===========


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders' equity, net of minority interests. The Company had net unrealized losses on investment securities available for sale of $1,220 in 2002 and net unrealized gains of $1,883 in 2001. During 2002, the Company recorded a loss of $6,776 related to other-than-temporary declines in the fair value of marketable equity securities held by New Valley.

      The components of investment securities available for sale at December 31, 2002 and 2001 are as follows:

                                                           GROSS         GROSS
                                                         UNREALIZED    UNREALIZED      FAIR
                                              COST          GAIN          LOSS         VALUE
                                             --------    ----------   -----------    --------
           2002
           Marketable equity securities      $ 14,430      $   --      $  1,037      $ 13,393
           Marketable debt securities .       115,220       1,157         1,340       115,037
                                             --------      ------      --------      --------
                                             $129,650      $1,157      $  2,377      $128,430
                                             ========      ======      ========      ========

           2001
           Marketable equity securities      $ 18,929      $1,933      $  2,835      $ 18,027
           Marketable debt securities .       152,885         430           522       152,793
           Marketable warrants ........            --       2,877            --         2,877
                                             --------      ------      --------      --------
                                             $171,814      $5,240      $  3,357      $173,697
                                             ========      ======      ========      ========



5.    INVENTORIES

      Inventories consist of:

                                                    DECEMBER 31,
                                               ------------------------
                                                  2002           2001
                                               ---------       --------

           Leaf tobacco .................      $  63,196       $ 26,364
           Other raw materials ..........          5,438          6,764
           Work-in-process ..............          2,888          2,263
           Finished goods ...............         30,014         18,182
           Replacement parts and supplies          4,878          3,040
                                               ---------       --------
           Inventories at current cost ..        106,414         56,613
           LIFO adjustments .............         (1,765)          (554)
                                               ---------       --------
                                               $ 104,649       $ 56,059
                                               =========       ========

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2002, Liggett had leaf tobacco purchase commitments of approximately $12,329 and Vector Tobacco had leaf tobacco purchase commitments of approximately $9,024.

      LIFO inventories represent approximately 61.4% and 61.5% of total inventories at December 31, 2002 and 2001, respectively. Included in the above table is approximately $38,000 and $22,000 at December 31, 2002 and 2001, respectively of inventories associated with Vector Tobacco's new product initiatives.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                    DECEMBER 31,
                                              -------------------------
                                                 2002            2001
                                              ---------       ---------

           Land and improvements .......      $  10,019       $   3,783
           Buildings ...................         74,828          34,233
           Machinery and equipment .....        136,738          81,396
           Leasehold improvements ......            130           1,451
           Construction-in-progress ....          3,566          27,464
                                              ---------       ---------
                                                225,281         148,327
           Less accumulated depreciation        (43,309)        (35,561)
                                              ---------       ---------
                                              $ 181,972       $ 112,766
                                              =========       =========

      The table above includes real estate assets and accumulated depreciation owned and operated by New Valley in the amounts of $54,258 and $50 and $12,729 and $2,148 as of December 31, 2002 and 2001,
      respectively. (Refer to Note 21). Depreciation and amortization expense
      for the years ended December 31,     2002, 2001 and 2000 was $13,863,
      $9,853 and $11,479, respectively. Future machinery and equipment purchase commitments at Liggett and Vector Tobacco are $4,045.


7.    LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:


                                   DECEMBER 31, 2002         DECEMBER 31, 2001
                                  --------------------       -------------------
                                  CARRYING        FAIR       CARRYING       FAIR
                                    VALUE        VALUE         VALUE        VALUE
                                  --------        ----       --------       ----

           Limited partnerships      $3,150      $10,694      $3,150      $9,987


      The principal business of the limited partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it is required to make additional investments of up to an aggregate of $983 at December 31, 2002. New Valley's investments in limited partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

      The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                            DECEMBER 31,       DECEMBER 31,
                                                                               2002               2001
                                                                          -------------       -------------
           Vector:
           6.25% Convertible Subordinated Notes due 2008 ...........      $     132,500       $     132,500

           VGR Holding:
           10% Senior Secured Notes due 2006, net of
              unamortized discount of $10,751 and $9,242 ...........             71,249              50,758

           Liggett:
           Revolving credit facility ...............................                 --                  --
           Term loan under credit facility .........................              5,190               5,865
           Other notes payable .....................................             13,195               7,748

           Vector Tobacco:
           Notes payable ...........................................              7,357               8,847
           Equipment loans .........................................                452                 389
           Notes payable - Medallion acquisition ...................             50,625                  --

           V.T. Aviation:
           Notes payable ...........................................             17,237              12,724

           New Valley:
           Notes payable - operating real estate....................             40,500              11,226

           Other ...................................................                 --                 250
                                                                          -------------       -------------
           Total notes payable, long-term debt and other obligations            338,305             230,307
           Less:
                 Current maturities ................................            (31,277)             (4,892)
                                                                          -------------       -------------
           Amount due after one year ...............................      $     307,028       $     225,415
                                                                          =============       =============

      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $30.51 per share at December 31, 2002. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In 2002, the conversion price reflects a cash dividend of $1.60 per share and a 5% stock dividend. In 2001, the initial conversion price of $36.531 per share was adjusted to reflect a cash dividend of $0.40 per share of common stock and a 5% stock dividend paid by the Company on September 28, 2001 and a cash dividend of $0.40 per share of common stock and a special dividend in the form of 0.348 of a share of Ladenburg Thalmann Financial Services Inc. paid on December 20, 2001.

      In December 2001, $40,000 of the notes were converted into 1,247,770 shares of Vector's common stock. In connection with the conversion of the notes, Vector issued 178,500 additional shares of its common stock to the holder and paid the holder $1,086 of accrued interest. Vector recognized interest expense of $6,445 on the transaction.

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

      10% SENIOR SECURED NOTES DUE MARCH 31, 2006 - VGR HOLDING:

      On May 14, 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. On April 30, 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $24,500. The notes were priced to provide the purchasers with a 15.75% yield to maturity. The new notes are on the same terms as the $60,000 principal amount of senior secured notes previously issued. All of the notes have been guaranteed by the Company and by Liggett.

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds $75,000 in cash after giving effect to the payment of the distribution, limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus, for periods through December 31, 2003, additional amounts including up to $100,000 during the period commencing on December 31, 2002 and ending on March 31, 2003, $115,000 during the period commencing on April 1, 2003 and ending on June 29, 2003, $100,000 during the period commencing on June 30, 2003 and ending on September 29, 2003 and $50,000 during the period commencing on September 30, 2003 and ending on December 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,320 in the fourth quarter 2002 on the early extinguishment of debt.

      In March 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding agreed to repurchase, under certain conditions, during the second, third and fourth quarters of 2003 a total of $12,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company will recognize a loss of approximately $2,000 in 2003 on the early extinguishment of debt if it repurchases the $12,000 of the notes.

      VGR Holding has the right (which it has not exercised) under the purchase agreement for the notes to elect to treat Vector Tobacco as a "designated subsidiary" and exclude the losses of Vector Tobacco in determining the amount of additional indebtedness permitted to be incurred. If VGR Holding were to make this election, future cash needs of Vector Tobacco would be required to be funded directly by Vector or by third-party financing as to which neither VGR Holding nor Liggett could provide any guarantee or credit support.

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

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $40,000 credit facility, under which $0 was outstanding at December 31, 2002. Availability under the credit facility was approximately $30,477 based on eligible collateral at December 31, 2002. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at December 31, 2002. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2002, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $35,727and net working capital was $4,309, as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase its Mebane, North Carolina facility, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Liggett borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at December 31, 2002. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      EQUIPMENT LOANS - LIGGETT:

      In March 2000, Liggett purchased equipment for $1,000 under a capital lease which is payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 under two capital leases which are payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through capital

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      lease arrangements guaranteed by Vector and payable in 60 monthly installments of $106 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%. In September 2002, Liggett purchased additional equipment for $1,573 through a note, guaranteed by Vector, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%.

      NOTES PAYABLE - VECTOR TOBACCO:

      In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, payable in 60 monthly installments of $85, plus annual interest at 4.85% above LIBOR with a final payment of approximately $3,160. The loan, which is collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by VGR Holding and Vector.

      During December 2001, Vector Tobacco executed a second promissory note with the same lender for approximately $1,159 to finance building improvements. The second promissory note is payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%.

      NOTES FOR MEDALLION ACQUISITION - VECTOR TOBACCO:

      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

      NOTES PAYABLE - V.T. AVIATION:

      In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 120 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate with a final payment of $6,125.

      In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $6,150 to fund the purchase. The loan is guaranteed by Vector Research and the Company. The loan is payable in 120 monthly installments of $44, including annual interest of 2.75% above the 30-day average commercial paper rate.

      NOTE PAYABLE - NEW VALLEY:

      In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, N.J. with a mortgage loan of $40,500 from HSBC Realty Credit Corporation (USA.) The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

      At December 31, 2001 notes payable are collateralized by New Valleys Kanasha, West Virginia shopping center which was sold in May 2002.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



      SCHEDULED MATURITIES:

      Scheduled maturities of long-term debt are as follows:

           Year ending December 31:
           2003 ...................      $ 19,277
           2004 ...................         9,950
           2005 ...................         6,170
           2006 ...................       119,632
           2007 ...................        38,056
           Thereafter .............       145,220
                                         --------
                    Total .........      $338,305
                                         ========

9.    COMMITMENTS

      Certain of the Company's subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

           Year ending December 31:
           2003.....................       $ 9,453
           2004.....................         8,068
           2005.....................         6,254
           2006.....................         4,799
           2007.....................         3,020
           Thereafter ..............        16,706
                                           -------
                    Total ..........       $48,300
                                           =======

      The Company's rental expense for the years ended December 31, 2002, 2001 and 2000 was $7,500, $3,792 and $2,519, respectively.

10.   EMPLOYEE BENEFIT PLANS

      DEFINED BENEFIT AND POSTRETIREMENT PLANS:

      The Company sponsors several defined benefit pension plans covering virtually all of Liggett's full-time employees, who were employed prior to 1994. The benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      In a continuing effort to reduce operating expenses, all defined benefit plans were frozen between 1993 and 1995 and several early retirement windows were offered between 1995 and 1999.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      In addition, substantially all of Liggett's employees are eligible for certain postretirement medical and life insurance benefits if they reach retirement age while working for Liggett. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition Liggett provides life insurance benefits for retirees and active employees who reach retirement age.

      The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:


                                                                                               OTHER
                                                          PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                    --------------------------       -------------------------
                                                       2002             2001            2002            2001
                                                    ---------        ---------        --------        --------
Change in benefit obligation:
    Benefit obligation at January 1 ..........      $(147,700)       $(146,882)       $ (8,915)       $ (8,636)
    Service cost .............................         (3,224)              --             (50)            (43)
    Interest cost ............................        (10,062)         (10,687)           (621)           (640)
    Benefits paid ............................         14,887           15,043             658             651
    Actuarial loss ...........................         (5,028)          (5,174)         (1,444)           (247)
                                                    ---------        ---------        --------        --------
    Benefit obligation at December 31 ........      $(151,127)       $(147,700)       $(10,372)       $ (8,915)
                                                    ---------        ---------        --------        ========

Change in plan assets:
    Fair value of plan assets at January 1 ...      $ 165,641        $ 211,585        $     --        $     --
    Actual return on plan assets .............         (4,607)         (31,242)             --              --
    Contributions ............................            365              341             658             651
    Benefits paid ............................        (14,887)         (15,043)           (658)           (651)
                                                    ---------        ---------        --------        --------
    Fair value of plan assets at December 31 .      $ 146,512        $ 165,641        $     --        $     --
                                                    =========        =========        ========        ========

Assets (less than) in excess of projected
     benefit obligations at December 31 ......      $  (4,615)       $  17,941        $(10,372)       $ (8,915)
    Unrecognized actuarial losses (gains) ....         23,527             (223)         (1,167)         (2,892)
    Contributions of SERP benefits ...........             92               92              --              --
                                                    ---------        ---------        --------        --------
Net pension asset before additional minimum
     liability and purchase accounting
     valuation adjustments ...................         19,004           17,810         (11,539)        (11,807)
Additional minimum liability .................        (19,118)          (1,577)             --              --
                                                                                      --------        --------
Purchase accounting valuation adjustments
     relating to income taxes ................          1,339            1,687             418             527
                                                    ---------        ---------        --------        --------
Asset (liability) included in the December 31
     balance sheet ...........................      $   1,225        $  17,920        $(11,121)       $(11,280)
                                                    =========        =========        ========        ========

Actuarial assumptions:

  Discount rates .............................      6.00%-7.25%      6.50%-7.75%          6.75%           7.75%
  Accrued rates of return on invested assets .           9.25%            9.75%             --              --
  Salary increase assumptions ................            N/A              N/A            3.00%           3.00%


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)



                                                      PENSION BENEFITS               OTHER POSTRETIREMENT BENEFITS
                                        --------------------------------------      -------------------------------
                                          2002           2001           2000          2002        2001        2000
                                        --------       --------       --------       -----       -----       -----
Service cost - benefits earned
      during the period ..........      $  3,574       $    350       $    350       $  50       $  43       $  34
Interest cost on projected benefit
      obligation .................        10,062         10,687         11,034         621         640         675
Expected return on assets ........       (14,549)       (19,792)       (18,157)         --          --          --
Amortization of net (gain) loss ..            84         (4,411)        (4,010)       (281)       (306)       (272)
                                        --------       --------       --------       -----       =====       -----
Net (income) expense .............      $   (829)      $(13,166)      $(10,783)      $ 390       $ 377       $ 437
                                        ========       ========       ========       =====       =====       =====


      Plan assets consist of commingled funds, marketable equity securities and corporate and government debt securities.

      As of December 31, 2002, three of the Company's four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $83,787, $83,787 and $75,822. As of December 31, 2001, one of the Company's three defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $3,377, $3,377 and $0.

      SFAS No. 87, "Employers' Accounting for Pensions," permits the delayed recognition of pension fund gains and losses in ratable periods over the average remaining service period of active employees expected to receive benefits under the plan. For the year ended December 31, 2002, Liggett used a 10 year period for its Hourly Plan and a six year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. Recent declines in the securities markets have resulted in deferred losses, which resulted
      in the    recording of an additional minimum pension liability related primarily to one of Liggett's defined benefit plans of $17,590, $11,090 after tax, to other comprehensive income in 2002. The amortization of deferred losses will negatively impact pension expense in the future.

      Effective January 1, 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The plan is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. Under the SERP, the projected annual benefit payable to a participant at his normal retirement date is a predetermined amount set by the Company's board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or completion of eight years of service following January 1, 2002 for the Company or a subsidiary. Benefits under the SERP are generally payable in the form of a joint and survivor annuity (in the case of a married participant) or a single life annuity (in the case of an unmarried participant), with either such form of distribution representing the actuarial equivalent of the benefits due the participant. A participant may also request that his benefits be paid in a lump sum, but the Company may approve or disapprove such request in its discretion. The total cost of the plan for the year ended December 31, 2002 was $3,224.

      For 2002 measurement purposes for retiree life insurance liability, a 3.0% annual increase in compensation levels was assumed. For 2002 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 5.1% and 6.6% between 2003 and 2012 and 5.0% after 2013.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Assumed health care cost trend rates have significant effect on the amounts reported for the health care plans. A 1% change in assumed in health care cost trend rates would have the following effects:

                                              1% INCREASE           1% DECREASE
                                              -----------           -----------

Effect on total of service and                   $  24                 $ (21)
   interest cost components.........

Effect on benefit obligation........               349                  (315)


      PROFIT SHARING AND OTHER PLANS:

      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,458, $593 and $553 for the years ended December 31, 2002, 2001 and 2000, respectively.


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

                                   YEAR ENDED DECEMBER 31,
                              -------------------------------------
                                2002           2001          2000
                              --------       --------       -------
      Current:
            U.S. Federal      $ (7,774)      $ 15,634       $ 9,239
            Foreign ....            --            227            --
            State ......         2,296          4,017         2,435
                              --------       --------       -------
                              $ (5,478)      $ 19,878       $11,674
                              --------       --------       -------

      Deferred:
            U.S. Federal      $ (2,634)      $ (5,658)      $67,908
            Foreign ....            --             --            --
            State ......         1,759            797         2,201
                              --------       --------       -------
                                  (875)        (4,861)       70,109
                              --------       --------       -------
      Total (benefit)
            provision...      $ (6,353)      $ 15,017       $81,783
                              ========       ========       =======

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                      DECEMBER 31, 2002              DECEMBER 31, 2001
                                                 ----------------------------    ----------------------------
                                                 DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                                    ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                                 ------------    ------------    ------------    ------------
      Excess of tax basis over book basis-
        non-consolidated subsidiaries ......      $   6,522       $ 16,311      $  25,013       $ 16,981
      Deferral on brand transaction ........             --        103,100             --        103,100
      Employee benefit accruals ............         11,737          1,644          9,755          6,621
      Other ................................         27,786         18,984         10,255          6,585
      U.S. tax loss carryforwards-New Valley         63,074             --         48,730             --
      Valuation allowance ..................        (83,793)            --        (77,681)            --
                                                  ---------       --------      ---------       --------
                                                  $  25,326       $140,039      $  16,072       $133,287
                                                  =========       ========      =========       ========


      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $83,793 at December 31, 2002, which relates to the deferred assets of New Valley.

      The valuation allowance of $83,793 at December 31, 2002 consisted primarily of New Valley's net operating loss carryforwards of $63,074. In addition, a valuation allowance was established against New Valley's additional deferred tax assets of $20,719 primarily related to differences between book and tax accounting purposes for basis in investments and subsidiaries and restructuring accruals.

      As of December 31, 2002, New Valley and its consolidated group had U.S. net operating loss carryforwards of approximately $156,900 and capital loss carryforwards of approximately $6,600 for tax purposes, which expire at various dates from 2006 through 2023.

      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:


                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                               2002           2001            2000
                                                             --------       --------       ---------
      (Loss) income from continuing operations before
          income taxes ................................      $(38,174)      $ 36,217       $ 249,537
                                                             --------       --------       ---------

      Federal income tax (benefit) provision at
              statutory rate ..........................       (13,361)        12,676          87,338

      Increases (decreases) resulting from:
          State income taxes, net of federal income tax
            benefits ..................................         2,638          3,129           3,013
          Foreign taxes ...............................            --            227              --
          Difference in basis related to disposal of
            foreign subsidiary ........................            --         (4,228)         (9,837)
          Impact of LTS distribution, net .............            --          4,072              --
          Nontaxable items ............................         4,397          3,855              --
          Other, equity adjustments and tax audit
            adjustments ...............................         6,085           (718)          1,269
          Changes in valuation allowance, net of equity
            and tax audit adjustments .................        (6,112)        (3,996)             --
                                                             --------       --------       ---------
          (Benefit) provision for income tax ..........      $ (6,353)      $ 15,017       $  81,783
                                                             ========       ========       =========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      The Internal Revenue Service is presently auditing the Company's 1998 and 1999 tax years. The Company believes it has adequately reserved for any potential adjustments as a result of the audit.


12.   EQUITY

      In May 2001, Vector completed the sale of 1,807,377 shares of its common stock to High River Limited Partnership, an investment entity owned by Carl C. Icahn, for $50,000 at a price of $27.67 per share.

      During 2001, a total of 2,307,823 warrants to purchase Vector's common stock at $3.98 per share were exercised. At December 31, 2001, Vector had outstanding 127,331 of the $3.98 warrants which were all exercised in March 2003.

      During 2001, 551,250 options to purchase Vector's common stock at $4.93 per share were exercised by a law firm which represents the Company and Liggett. At December 31, 2002, the law firm had options for an additional 620,845 shares at $4.93 per share, which were all exercised in March 2003.

      In June 2001, the Company granted 11,025 shares of its common stock to each of its three outside directors which will vest over a period of three years. The Company will recognize compensation expense of $1,017 over the vesting period.


13.   STOCK PLANS

      In November 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "1999 Plan") which was approved by the stockholders of the Company in May 2000. The 1999 Plan authorizes the granting of up to 5,788,125 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

      In October 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the "1998 Plan"). The 1998 Plan, adopted in May 1998, authorizes the granting of up to 6,077,531 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan.

      In January 2001, the Company granted non-qualified stock options to the Chairman and the President of the Company pursuant to the Company's 1999 Long-Term Incentive Plan. Under the options, the option holders have the right to purchase an aggregate of 826,875 shares of common stock at an exercise price of $17.34 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on November 4, 2003. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a change in control or (ii) the termination of the option holder's employment with the Company due to death or disability.

      During the year ended December 31, 2001, other employees of the Company or its subsidiaries were awarded a total of 1,010,546 non-qualified options to purchase shares of common stock at prices ranging from $16.21 to

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      $41.46, generally at the fair market value on the dates of grant under the Company's 1998 and 1999 Long-Term Incentive Plan. The Company will recognize compensation expense of $1,031 over the vesting period. Non-qualified options for an additional 55,125 shares of common stock were issued under the 1998 Plan during 2002. The exercise prices of the 2002 options ranged from $12.03 to $27.45, the fair market value on the dates of grant.

      In November 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries, including the Chairman and a consultant to the Company who now serves as President and a director of the Company (the "Consultant"), pursuant to the 1999 Plan. Under the options, the option holders have the right to purchase an aggregate of 2,558,351 shares of common stock at an exercise price of $13.33 per share (the fair market value of a share of common stock on the date of grant). Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. The options have a ten-year term and become exercisable on November 4, 2003. However, the options will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control" or (ii) the termination of the option holder's employment with the Company due to death or disability.

      In July 1998, the Company granted a non-qualified stock option to each of the Chairman and the Consultant, pursuant to the 1998 Plan. Under the options, the Chairman and the Consultant have the right to purchase 3,038,765 shares and 607,752 shares, respectively, of common stock at an exercise price of $8.03 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable as to one-fourth of the shares on each of the first four anniversaries of the date of grant. However, any then unexercisable portion of the option will earlier vest and become immediately exercisable upon (i) the occurrence of a "Change in Control," or (ii) the termination of the option holder's employment or consulting arrangement with the Company due to death or disability.

      In November 1999, the Company granted non-qualified stock options to purchase 1,065,015 shares of common stock to key employees of Liggett under the 1998 Plan. Under the options, the Liggett option holders had the right to purchase shares at prices ranging from $13.33 to $15.54 per share. The options are exercisable as to 25% of the shares on December 31, 2001 and as to an additional 37.5% of the shares on each of December 31, 2002 and December 31, 2003, assuming the continued employment of the option holder. Vesting is accelerated upon death or disability. The Company will recognize compensation expense of $1,717 over the vesting period.

      As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 52,265 and 512,942, respectively, shares of the Company's common stock at an exercise price of $4.11 per share. The options have a ten-year term and vested in six equal annual installments. The Company recognized compensation expense of $154 over the vesting period.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      A summary of employee stock option transactions follows:


                                                                           WEIGHTED
                                                   NUMBER OF               AVERAGE
                                                    SHARES              EXERCISE PRICE
                                                 ------------           --------------
      Balance at January 1, 2000 .....              4,589,302             $ 6.93
           Granted ...................              3,185,673                 --
           Exercised .................                     --                 --
           Cancelled .................                (67,252)            $ 6.97
                                                  -----------
      Outstanding on December 31, 2000              7,707,723             $ 7.30
           Granted ...................              3,984,400             $24.31
           Exercised .................               (406,990)            $12.86
           Cancelled .................                (94,470)            $22.35
                                                  -----------
      Outstanding on December 31, 2001             11,190,663             $ 6.42
           Granted ...................                 55,125             $17.44
           Exercised .................             (1,609,093)            $ 1.68
           Cancelled .................               (124,099)            $14.15
                                                  -----------
      Outstanding on December 31, 2002              9,512,596             $12.91
                                                  ===========


      Additional information relating to options outstanding at December 31, 2002 follows:


                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          ----------------------------------------------------    ---------------------------------
                          OUTSTANDING     WEIGHTED-AVERAGE                        EXERCISABLE
       RANGE OF              AS OF           REMAINING        WEIGHTED-AVERAGE       AS OF        WEIGHTED-AVERAGE
    EXERCISE PRICES        12/31/2002     CONTRACTUAL LIFE     EXERCISE PRICE      12/31/2002      EXERCISE PRICE
    ---------------        ----------     ----------------     --------------      ----------      ---------------
  $ 0.0000 - $ 4.1457         333,207            4.0             $  4.1179            259,263        $  4.1179
  $ 4.1458 - $ 8.2914       3,646,517            5.6             $  8.0272          3,646,517        $  8.0272
  $ 8.2915 - $12.4371         320,906            8.0              $12.2811             72,351         $12.3084
  $12.4372 - $16.5828       3,272,996            6.9              $13.3967            342,318         $13.4100
  $16.5829 - $20.7286       1,314,466            8.1              $17.6801            108,525         $16.8617
  $20.7287 - $24.8743           9,712            8.8              $23.7364                 --               --
  $24.8744 - $29.0200         146,474            8.5              $27.3095                 --               --
  $29.0201 - $33.1657          56,222            8.5              $30.7817                 --               --
  $33.1658 - $37.3114         340,987            8.7              $36.2089                 --               --
  $37.3115 - $41.4571          71,109            8.7              $38.2924                 --               --
                          -----------            ---              --------       --------------- -------------
                            9,512,596            6.6              $12.8990          4,428,974        $  8.5008

      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted.


                                              2002                  2001                 2000
                                              ----                  ----                 ----
Risk-free interest rate.........          3.9% - 4.7%           4.4% - 5.2%           5.7% - 7.0%
Expected volatility.............         45.8% - 53.5%         51.5% - 53.6%         51.7% - 57.4%
Dividend yield..................           5.7% - 13.3%         0.0% - 9.0%           0.0% - 8.2%
Expected holding period.........            10 years              10 years             10 years
Weighted average fair value.....         $1.36 - $8.63         $3.54 - $20.98        $3.18 - $8.52

      In December 1996, the Company granted the Consultant non-qualified stock options to purchase 1,215,506 shares of the Company's common stock at an

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      exercise price of $0.82 per share, which options were exercised in December 2002. The options, which had a ten-year term, vested and became fully exercisable on July 1, 2002. Under the agreement, common stock dividend equivalents were paid on each vested and unexercised option. The Company recognized compensation expense of $2,242 in 2002, $3,186 in 2001 and $792 in 2000. In 2002, 2001 and 2000, the Company also recorded charges to income of $1,387, $1,940 and $926, respectively, for the dividend equivalent rights.

      In January 1995, the Company granted the Consultant a non-qualified stock options, of which the remaining options to purchase 303,876 shares at $1.65 per share were exercised in December 2002. The options were exercisable over a ten-year period and were fully vested in January 1999. The grant provided for dividend equivalent rights on all the shares underlying the unexercised options. In 2002, 2001 and 2000, the Company recorded charges to income of $347, $447 and $302, respectively, for the dividend equivalent rights.


14.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                    2002               2001               2000
                                                                   -------            -------            -------
       I.  Cash paid during the period for:
              Interest ................................            $24,206            $ 8,253            $48,437
              Income taxes.............................              3,148              8,517             10,701

      II.  Non-cash investing and financing activities:
              Issuance of stock dividend ..............             22,279             54,519             20,852
              Conversion of debt ......................                 --             45,018                 --

              LTS acquisition:
               Assets acquired, net of cash ...........                 --             54,014                 --
               Liabilities assumed, including minority
                   interest ...........................                 --             49,523                 --
               Effect of acquisition in equity ........                 --              8,556                 --

              LTS distribution:
               Assets distributed, net of cash ........                 --             90,645                 --
               Liabilities distributed ................                 --             87,834                 --
               Effect of distribution in equity .......                 --             10,947                 --


      (Refer to Note 3 for non-cash activities related to the Medallion acquisition.)

15.   CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the year ended December 31, 2002, Liggett incurred counsel fees and costs totaling approximately $4,931 compared to $6,832 and $7,236 for 2001 and 2000, respectively.

      INDIVIDUAL ACTIONS. As of December 31, 2002, there were approximately 305 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 82 were pending in Florida, 55 in Maryland, 53 in New York, 32 in Mississippi and 19 in California. The balance of the individual cases were pending in 20 states. There are five individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled to begin in June 2003.

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

      Jury awards in California and Oregon have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award. The Oregon Supreme Court refused to hear Philip Morris' appeal of the appellate court ruling in December 2002, and Philip Morris has indicated it will appeal to the United States Supreme Court. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In September 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. In December 2002, the trial court reduced the punitive damages award to $28,000. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. In October 2002, the California Supreme Court vacated the decision and remanded the case to the intermediate appellate court for reconsideration in light of its August 2002 ruling that a state statute in effect from January 1988 to December 1997 conferred immunity to cigarette manufacturers for conduct during that ten-year period. In March 2003, the appellate court reaffirmed its earlier decision approving the jury's verdict. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has appealed the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict.

      CLASS ACTIONS. As of December 31, 2002, there were approximately 39 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provides for interest at the rate of 10% per year on the jury's awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett intends to pursue all available post-trial and appellate remedies. Oral argument before Florida's Third District Court of Appeals was held in November 2002. An opinion from this intermediate appellate court is expected in 2003. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it could have a material adverse effect on the Company. Phase III of the trial will be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages.

      It is unclear how the ENGLE court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment. Similar legislation has been enacted in Georgia, Indiana, Kentucky, Louisiana, Michigan, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Virginia and West Virginia. The Mississippi Supreme Court has also placed limits on appeal bonds by court rule.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in Florida (ENGLE), in West Virginia (BLANKENSHIP), in California (BROWN), in New York (SIMON) and in Kansas (SMITH). A number of class certification denials are on appeal.

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

      In April 2001, the California state court in the case of BROWN V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California's unfair business practices statute. The court subsequently defined "the applicable class period" for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. The California Court of Appeals denied defendants' writ application, which sought review of the trial court's class certification orders. Defendants filed a petition for review with the California Supreme Court, which was subsequently denied. Trial is currently scheduled to begin in August 2003. Liggett is a defendant in the case.

      In September 2002, in IN RE SIMON II LITIGATION, the federal district court for the Eastern District of New York granted plaintiffs' motion for certification of a nationwide non-opt-out punitive damages class action against the tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In its order, the court set a trial date of January 2003, but has since stayed the order pending the tobacco companies' appeal to the U.S. Court of Appeals for the Second Circuit. In February 2003, the Second Circuit agreed to review the district court's class certification decision.

      In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois awarded $7,100,000 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney's fees and costs. Entry of judgment has been stayed. Philip Morris has stated it will appeal the verdict.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions have been consolidated and, in July 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett as

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      a defendant, although Liggett has complied with discovery requests. The court granted defendants' motion for summary judgment in the consolidated federal cases in July 2002, which decision has been appealed by plaintiffs to the U.S. Court of Appeals for the Eleventh Circuit. Oral argument is scheduled for April 2003. State court cases have been dismissed in Arizona, which is currently on appeal, and in New York and Florida. Class certification has been denied by courts in Minnesota and Michigan. A Kansas state court in the case of SMITH V. PHILIP MORRIS COMPANIES INC., ET AL. granted class certification in November 2001, and the trial in that case is currently scheduled to commence in October 2003. Liggett is one of the defendants in the Kansas case.

      GOVERNMENTAL ACTIONS. As of December 31, 2002, there were approximately 40 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of December 31, 2002, there were approximately 6 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

      In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major tobacco companies. As against Liggett, the jury awarded the plaintiff damages of $89. In February 2002, the court awarded plaintiff's counsel $37,800 in attorneys' fees, without allocating the fee award among the several defendants. Liggett has appealed both the jury verdict and the attorneys' fee award. Oral argument before the United States Court of Appeals for the Second Circuit was held in February 2003.

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

      In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached, and no further meetings are planned. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. Discovery in the case has commenced, and trial has been scheduled for September 2004.

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

      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition on April 1, 2002, Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Based on published industry sources, domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001 and 2.5% during 2002. On April 15 of any year following a year in which Liggett's and Vector Tobacco's market shares exceed their base shares, Liggett and Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. Liggett and Vector Tobacco have expensed $35,412 for their estimated MSA obligations for 2002 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

          YEAR                                               AMOUNT
          ----                                               ------

          2003...................................          $6,500,000
          2004 - 2007............................          $8,000,000
          2008 - 2017............................          $8,139,000
          2018  and each year thereafter.........          $9,000,000

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

      TRIALS. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court scheduled for June 2003 and July 2003, in both of which Liggett is the only defendant, an individual action in federal district court in Illinois scheduled for May

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      2003, involving all of the major companies as defendants, and an individual action in New Hampshire state court scheduled for October 2003, involving Liggett and Philip Morris as defendants. In addition, in August 2003, the BROWN class action is scheduled for trial in California state court and the SMITH antitrust class action is scheduled in Kansas state court in October 2003. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the ENGLE smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the ENGLE case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the year ended December 31, 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the ENGLE appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      Liggett has been served in three reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including Liggett, profited from the use of slave labor. Seven additional

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      cases have been filed in California, Illinois and New York. Liggett is a named defendant in only one of these additional cases, but has not been served.

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


      LEGISLATION AND REGULATION:

      In January 1993, the Environmental Protection Agency ("EPA") released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate secondary smoke, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government appealed the court's ruling. In December 2002, the United States Court of Appeals for the Fourth Circuit rejected the industry challenge to the EPA report ruling that it was not subject to court review. Issuance of the report may encourage efforts to limit smoking in public areas.

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

      Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. The ultimate outcome of these proposals cannot be predicted.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts preliminarily enjoined this legislation from going into effect on the grounds that it is preempted by federal law. In November 1999, the United States Court of Appeals for the First Circuit affirmed this ruling. In September 2000, the federal district court permanently enjoined enforcement of the law. In October 2001, the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The entire court, however, agreed to re-hear the appeal, reinstating the district court's injunction in the meantime. In December 2002, the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Notwithstanding the foregoing, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

      Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 21 states passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

      In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control ("OFPC") with developing standards for "fire safe" or self-extinguishing cigarettes. On December 31, 2002, the OFPC issued proposed standards for public comment. Six months from the issuance of the final standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on the Company until the final standards are published. Similar legislation is being considered by other state governments and at the federal level.

      Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising claims. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco is negotiating in an effort to resolve these concerns. Allegations by federal or state regulators, public

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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

      As of December 31, 2002, New Valley had $674 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      adjustments based on potential settlements or decisions of the court. In August 2002, New Valley paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers, and its restructuring accruals were reduced by a corresponding amount in the third quarter of 2002.


16.   RELATED PARTY TRANSACTIONS

      In connection with the Company's convertible note offering in July 2001, the placement agent for the offering required that the principal stockholder and Chairman of the Company grant the placement agent the right, in its sole discretion, to borrow up to 3,307,500 shares of Common Stock from the principal stockholder or any entity affiliated with him during the three-year period ending June 29, 2004 and that he agree not to dispose of such shares during the three-year period, subject to limited exceptions. In consideration for the principal stockholder agreeing to lend his shares in order to facilitate the Company's offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis at his election in cash or shares of Common Stock, equal to 1% of the aggregate market value of 3,307,500 shares of Common Stock. For the year ended December 31, 2002 and for the six months ended December 31, 2001, the Company paid an entity affiliated with the principal stockholder an aggregate of $616 and $594 under this agreement.

      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of, and an executive officer and director of the Company is a stockholder and registered representative in, a registered broker-dealer that has performed services for New Valley since before December 31, 1998. The broker-dealer received brokerage commissions and other income of approximately $87, $12 and $101 from New Valley during 2002, 2001 and 2000, respectively.

      During 2001, New Valley paid a fee of $750 to a director of New Valley who served as President of its Ladenburg Thalmann & Co. Inc. broker-dealer subsidiary. The fee was paid for his services in connection with the closing of the acquisition of the subsidiary. (Refer to Note 20.) One-half of the fee was reimbursed to New Valley by the subsidiary.

      Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of Ladenburg Thalmann Financial Services, Inc., which is indebted to New Valley. (Refer to Note 21.)

      An outside director of New Valley serves as a managing director of an investment bank that provided advisory services to Brooke (Overseas) in 2000, in connection with the sale of Western Tobacco Investments LLC. Brooke (Overseas) paid this firm $750 in connection with such services.

      The Company's President, a firm of which he serves as Chairman of the Board and the firm's affiliates received ordinary and customary insurance commissions aggregating approximately $606 and $285 in 2002 and 2001, respectively, on various insurance policies issued for the Company and its subsidiaries and investees.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


                                                      DECEMBER 31, 2002               DECEMBER 31, 2001
                                                   -----------------------        ------------------------
                                                   CARRYING          FAIR          CARRYING         FAIR
                                                    AMOUNT          VALUE           AMOUNT          VALUE
                                                   --------        -------        ---------        --------
Financial assets:
  Cash and cash equivalents...............         $100,027        $100,027        $217,761        $217,761
  Investment securities available
    for sale..............................          128,430         128,430         173,697         173,697
  Restricted assets.......................            4,857           4,857          21,935          21,935
  Long-term investments, net..............            3,150          10,694           3,150           9,987
Financial liabilities:
  Notes payable and long-term debt........          338,305         297,762         219,081         243,273


18.   PHILIP MORRIS BRAND TRANSACTION

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

      Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options in 2009 or 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. The Company's 1998 and 1999 federal income tax returns are being examined, and, although the Company believes the positions reflected on its income tax returns are correct, there can be no assurance that relevant taxing authorities may not challenge certain positions. If taxing authorities were to assert that the Company incurred a tax obligation prior to the exercise date of these options and the Company was required to make such tax payments prior to 2009 or 2010, its liquidity could be adversely affected.

19.   SALE OF WESTERN TOBACCO INVESTMENTS

      On August 4, 2000, Brooke (Overseas) completed the sale of all of the membership interests of Western Tobacco Investments LLC ("Western Tobacco Investments") to Gallaher Overseas (Holdings) Ltd. ("Gallaher Overseas"). Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat, one of Russia's leading cigarette producers, through Western Tobacco Investments.

      The purchase price for the sale consisted of $334,100 in cash and $64,400 in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC ("Western Realty Development"), a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo"), in accordance with the terms of the participating loan made by Western Realty Development to Brooke (Overseas). Of the cash proceeds from the transaction after estimated closing expenses, Brooke (Overseas) received $197,098, New Valley received $57,208 and Apollo received $68,338. The Company recorded a gain of $161,000 (including the Company's share of New Valley's gain), net of income taxes and minority interests, in connection with the sale in the third quarter of 2000.


20.   DISCONTINUED OPERATIONS

      The consolidated financial statements of the Company reflect New Valley's broker-dealer operations, which were New Valley's primary source of revenues from May 1995 to December 2001, as discontinued operations for all periods presented. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reported as "Impact of discontinued operations."

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

      On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of LTS common stock to holders of New Valley common shares through a special dividend. On the same date, Vector announced that it would, in turn, distribute the 12,694,929 shares of LTS common stock that it would receive from New Valley to the holders of Vector's common stock as a special dividend. The special dividends were accomplished through pro rata distributions of the LTS shares, paid on December 20, 2001 to holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a LTS share for each share of New Valley, and Vector stockholders received 0.348 of a LTS share for each share of Vector.

      Following completion of the special dividend of the LTS's shares, New Valley continues to hold $8,010,000 principal amount of LTS's senior convertible promissory notes, convertible into 3,844,216 shares of LTS common stock, and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per share. (Refer to Note 21.)

      Summarized operating results of the discontinued broker-dealer operations are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  2001(1)              2000
                                                --------             --------

      Revenues ...........................      $ 88,473             $ 90,111
                                                ========             ========
      (Loss) income from operations before
         income taxes ....................       (12,030)               6,298
      (Benefit) provision for income taxes        (1,356)               1,084
      Minority interests .................         8,557               (3,398)
                                                --------             --------
      Net (loss) income ..................      $ (2,117)            $  1,816
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


21.   NEW VALLEY CORPORATION

      ACQUISITION OF REAL ESTATE. In December 2002, New Valley purchased two office buildings in Princeton, N.J. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (Refer to Note 8.)

      Also in December 2002, New Valley and the other owners of Prudential Long Island Realty ("Realty") contributed their interests in Realty to Montauk Battery Realty LLC ("Montauk"), a newly formed entity. New Valley acquired a 50% ownership interest in Montauk, an increase from its previous 37.2% interest in Realty as a result of an additional investment of $1,400 by New Valley and the redemption by Realty of various ownership interests.

      RUSSIAN REAL Estate. On April 30, 2002, New Valley sold the shares of BrookeMil Ltd., a wholly-owned subsidiary, for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC joint venture of New Valley and Apollo, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo received approximately $12,500 of the proceeds. New Valley recorded a gain on sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

      On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned the Ducat Place II office building in Moscow, Russia, and the adjoining site for the proposed development of Ducat Place III. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22,000, and Apollo received approximately $9,500. New Valley recorded a loss of $21,842 in connection with the sale in 2001.

      LADENBURG. In March 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In July 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3,500 loan to LTS by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

      During 2002, LTS incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect the $13,198 of notes and interest receivable from LTS at September 30, 2002. These notes receivable include the $5,000 of notes discussed above and the $8,010 convertible note issued to New Valley in May 2002 in connection with the LTS acquisition. New Valley determined, based on then current trends in the broker-dealer industry and LTS's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

      On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to LTS from an affiliate of its clearing broker.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      OTHER. In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2002, New Valley had repurchased 867,043 shares for approximately $3,344. At December 31, 2002, the Company owned 57.3% of New Valley's common shares.

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


22.   SEGMENT INFORMATION

      The Company's significant business segments for the year ended December 31, 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of new reduced carcinogen and low nicotine and nicotine-free cigarette products and, for segment reporting purposes, excludes the operations of Medallion. Our significant business segments for the year ended December 31, 2002 and 2001 were Liggett, Vector Tobacco and real estate. Our significant business segments for the year ended December 31, 2000 were Liggett, Liggett-Ducat, Vector Tobacco and real estate.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


      Financial information for the Company's continuing operations before taxes and minority interests for the years ended December 31, 2002, 2001 and 2000 follows:


                                                 VECTOR      LIGGETT-        REAL       CORPORATE(2)
                                    LIGGETT     TOBACCO       DUCAT         ESTATE        AND OTHER        TOTAL
                                    -------     -------     --------        ------      ------------       -----
2002
Revenues ......................    $494,975    $   7,442            --     $   1,001     $      --     $ 503,418
Operating income ..............     102,718      (88,159)           --          (578)      (32,688)      (18,707)
Identifiable assets ...........     175,051      195,214            --        62,755       275,475       708,495
Depreciation and amortization .       5,634        5,166            --           245         2,818        13,863
Capital expenditures ..........      19,078       16,863            --        54,945         5,750        96,636

2001
Revenues ......................    $432,918    $   4,498            --     $   9,966     $      --     $ 447,382
Operating income ..............     107,052      (48,643)           --           413       (27,479)       31,343
Identifiable assets ...........     174,342       93,533            --        10,581       410,447       688,903
Depreciation and amortization .       4,586        1,686            --         2,353         1,348         9,973
Capital expenditures ..........      18,746       41,224            --         1,762        15,368        77,100

2000
Revenues ......................    $304,594    $      --     $ 107,263     $   3,198     $      --     $ 415,055
Operating income ..............      71,434      (15,459)       (5,667)       (5,335)       (4,872)       40,101
Identifiable assets ...........     108,662       12,006         1,252       137,185       166,743       425,848
Depreciation and amortization .       4,505           22         5,970         1,020             6        11,523
Capital expenditures ..........      13,387          790         9,000         3,663            --        26,840

------------
(1) Liggett-Ducat's revenues and operating income are included through the seven months ended July 31, 2000.

(2) For 2000, the assets of the discontinued broker-dealer segment are included in Corporate and other.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


23.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      Quarterly data for the year ended December 31, 2002 and 2001 are as follows:


                                      DECEMBER 31,       SEPTEMBER 30,        JUNE 30,          MARCH 31,
                                          2002               2002               2002              2002
                                      -----------        -----------        -----------        -----------
Revenues ......................       $   124,472        $   141,714        $   140,050        $    97,182
Operating income (loss) .......               875                314             (4,844)           (15,052)
(Loss) income from continuing
  operations ..................            (8,423)            (8,166)            (3,342)           (11,863)
Income (loss) from discontinued
  operations ..................                --                 --                 --                 --
                                      -----------        -----------        -----------        -----------
Net (loss) income applicable to
  common shares ...............       $    (8,423)       $    (8,166)       $    (3,342)       $   (11,863)
                                      ===========        ===========        ===========        ===========

*Per basic common share:

(Loss) income from continuing
  operations ..................       $     (0.24)       $     (0.23)       $     (0.10)       $     (0.34)
Income (loss) from discontinued
  operations ..................                --                 --                 --                 --
                                      -----------        -----------        -----------        -----------
Net (loss) income applicable to
  common shares ...............       $     (0.24)       $     (0.23)       $     (0.10)       $     (0.34)
                                      ===========        ===========        ===========        ===========

*Per diluted common share:

(Loss) income from continuing
  operations ..................       $     (0.24)       $     (0.23)       $     (0.10)       $     (0.34)
Income (loss) from discontinued
  operations ..................                --                 --                 --                 --
                                      -----------        -----------        -----------        -----------
Net (loss) income applicable to
  common shares ...............       $     (0.24)       $     (0.23)       $     (0.10)       $     (0.34)
                                      ===========        ===========        ===========        ===========


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)


                                       DECEMBER 31,     SEPTEMBER 30,        JUNE 30,          MARCH 31,
                                           2001             2001               2001              2001
                                      -----------        -----------        -----------       -----------
Revenues ......................       $   136,856        $   122,766        $   110,077       $    77,683
Operating (loss) income .......            (6,216)            17,000             19,388             1,171
(Loss) income from continuing
  operations ..................            (1,467)             8,476             11,564             2,627
Income (loss) from discontinued
  operations ..................               411             (1,107)               256               (97)
                                      -----------        -----------        -----------       -----------
Net (loss) income applicable to
  common shares ...............       $    (1,056)       $     7,369        $    11,820       $     2,530
                                      ===========        ===========        ===========       ===========

*Per basic common share:

(Loss) income from continuing
  operations ..................       $     (0.04)       $      0.26        $      0.39       $      0.09
Income (loss) from discontinued
  operations ..................              0.01              (0.03)              0.01                --
                                      -----------        -----------        -----------       -----------
Net (loss) income applicable to
  common shares ...............       $     (0.03)       $      0.23        $      0.40       $      0.09
                                      ===========        ===========        ===========       ===========

*Per diluted common share:

(Loss) income from continuing
  operations ..................       $     (0.04)       $      0.22        $      0.32       $      0.08
Income (loss) from discontinued
  operations ..................              0.01              (0.03)              0.01                --
                                      -----------        -----------        -----------       -----------
Net (loss) income applicable to
  common shares ...............       $     (0.03)       $      0.19        $      0.33       $      0.08
                                      ===========        ===========        ===========       ===========

---------------
* Per share computations include the impact of 5% stock dividends paid on September 27, 2002 and September 28, 2001. Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

                                VECTOR GROUP LTD.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)



                                                                ADDITIONS
                                                BALANCE AT      CHARGED TO                       BALANCE
                                                BEGINNING       COSTS AND                         AT END
                DESCRIPTION                     OF PERIOD        EXPENSES       DEDUCTIONS      OF PERIOD
--------------------------------------------- --------------- --------------- --------------- ---------------
YEAR ENDED DECEMBER 31, 2002
Allowances for:
      Doubtful accounts..................         $   238        $  1,627       $     366        $  1,499
      Cash discounts.....................           1,863          29,740          30,854             749
      Sales returns......................           3,894           5,053              --           8,947
                                                  -------        --------       ---------        --------
         Total...........................          $5,995         $36,420         $31,220         $11,195
                                                  =======        ========       =========        ========

YEAR ENDED DECEMBER 31, 2001
Allowances for:
      Doubtful accounts..................         $   565      $       79       $     406         $   238
      Cash discounts.....................             508          26,166          24,811           1,863
      Sales returns......................           3,690             204              --           3,894
                                                  -------        --------       ---------        --------
         Total...........................          $4,763         $26,449         $25,217          $5,995
                                                  =======        ========       =========        ========

YEAR ENDED DECEMBER 31, 2000
Allowances for:
      Doubtful accounts..................         $   691       $     253       $     379         $   565
      Cash discounts.....................             311          18,867          18,670             508
      Sales returns......................           4,190              --             500           3,690
                                                  -------        --------       ---------        --------
         Total...........................          $5,192         $19,120         $19,549          $4,763
                                                  =======        ========       =========        ========
