Form 10-Q
period 2003-03-31
VECTOR GROUP LTD
filed 2003-05-15
CIK 59440

================================================================================



                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                ----------------


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

                                ----------------




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

       Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. [X] Yes [ ] No

       At May 14, 2003, Vector Group Ltd. had 36,962,073 shares of common stock outstanding.


================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1. Vector Group Ltd. Consolidated Financial Statements:

   Vector Group Ltd. Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002.............................................................................        2

   Vector Group Ltd. Consolidated Statements of Operations for the three months
         ended March 31, 2003 and March 31, 2002.......................................................        3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 2003...................................................................        4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 2003 and March 31, 2002.............................................................        5

   Notes to Consolidated Financial Statements..........................................................        6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................................       33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................       46

Item 4.  Controls and Procedures.......................................................................       46


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................       48

Item 2. Changes in Securities and Use of Proceeds......................................................       48

Item 6. Exhibits and Reports on Form 8-K...............................................................       49

SIGNATURE                                                                                                     50

CERTIFICATIONS.........................................................................................       51


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         March 31,       December 31,
                                                                                           2003              2002
                                                                                        ----------       ------------
ASSETS:

Current assets:
  Cash and cash equivalents....................................................          $ 85,963         $100,027
  Investment securities available for sale.....................................           108,183          128,430
  Accounts receivable - trade..................................................            23,929           13,395
  Other receivables............................................................             2,663            3,853
  Inventories..................................................................           129,753          104,649
  Restricted assets............................................................             1,199                -
  Deferred income taxes........................................................            18,089           12,825
  Other current assets.........................................................            14,285           17,912
                                                                                         --------         --------
    Total current assets.......................................................           384,064          381,091

Property, plant and equipment, net.............................................           179,849          181,972
Long-term investments, net.....................................................             2,588            3,150
Investments in non-consolidated real estate businesses.........................            16,592            7,811
Restricted assets..............................................................             5,208            4,857
Deferred income taxes..........................................................            11,820           12,501
Intangible asset...............................................................           107,511          107,511
Pension assets.................................................................               445            1,225
Other assets...................................................................             8,019            8,377
                                                                                         --------         --------
    Total assets...............................................................          $716,096         $708,495
                                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of notes payable and long-term debt..........................          $ 41,697         $ 31,277
  Accounts payable.............................................................            22,483           17,046
  Accrued promotional expenses.................................................            32,547           24,998
  Accrued taxes payable, net...................................................            41,236           39,370
  Settlement accruals..........................................................            50,446           40,528
  Deferred income taxes........................................................             5,277            5,277
  Accrued interest.............................................................             3,433            7,556
  Prepetition claims and restructuring accruals................................               657              674
  Other accrued liabilities....................................................            17,384           17,658
                                                                                         --------         --------
    Total current liabilities..................................................           215,160          184,384

Notes payable, long-term debt and other obligations, less current portion......           304,165          307,028
Noncurrent employee benefits...................................................            10,835           11,121
Deferred income taxes..........................................................           135,219          134,762
Other liabilities..............................................................             4,682            4,866
Minority interests.............................................................            41,425           44,037

Commitments and contingencies..................................................

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.....
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 40,053,712 and 39,530,924 and outstanding 36,962,073
    and 36,439,285.............................................................             3,696            3,643
  Additional paid-in capital...................................................           266,487          279,305
  Deficit......................................................................          (241,567)        (236,718)
  Accumulated other comprehensive income.......................................           (11,703)         (11,630)
  Less:  3,091,639 shares of common stock in treasury, at cost.................           (12,303)         (12,303)
                                                                                         --------         --------
      Total stockholders' equity...............................................             4,610           22,297
                                                                                         --------         --------

      Total liabilities and stockholders' equity...............................          $716,096         $708,495
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                Three Months Ended
                                                                           -----------------------------
                                                                            March 31,         March 31,
                                                                              2003              2002
                                                                           -----------      ------------
Revenues:
    Tobacco*......................................................          $  131,343       $   96,758
    Real estate leasing...........................................               1,799              424
                                                                            ----------       ----------
      Total revenues..............................................             133,142           97,182

Expenses:
    Cost of goods sold*...........................................              83,791           61,002
    Operating, selling, administrative and general expenses.......              49,580           52,039
    Settlement charges............................................                   -             (807)
                                                                            ----------       ----------
      Operating loss..............................................                (229)         (15,052)

Other income (expenses):
    Interest and dividend income..................................               1,445            2,820
    Interest expense..............................................              (7,149)          (5,385)
    (Loss) gain on investments, net...............................                 (62)           1,321
    Gain (loss) on sale of assets.................................                  29             (344)
    Equity loss from non-consolidated New Valley real
      estate businesses...........................................                (717)               -
    Other, net....................................................                  (7)            (157)
                                                                            ----------       ----------

Loss from operations before benefit for income taxes
      and minority interests......................................              (6,690)         (16,797)
    Benefit for income taxes......................................                (593)          (4,262)
    Minority interests............................................               1,248              672
                                                                            ----------       ----------

Net loss..........................................................          $   (4,849)      $  (11,863)
                                                                            ----------       ----------
Per basic common share:

    Net loss applicable to common shares..........................              $(0.13)          $(0.34)
                                                                            ==========       ==========

Basic weighted average common shares outstanding..................          36,602,470       34,904,874
                                                                            ==========       ==========

Per diluted common share:

    Net loss applicable to common shares..........................          $    (0.13)      $    (0.34)
                                                                            ==========       ==========

Diluted weighted average common shares outstanding................          36,602,470       34,904,874
                                                                            ==========       ==========

----------
*Revenues and Cost of goods sold include excise taxes of $49,818 and $38,444 for the three months ended March 31, 2003 and 2002, respectively.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                                          Accumulated
                                                    Common Stock      Additional                             Other
                                             ----------------------    Paid-In                Treasury   Comprehensive
                                                Shares      Amount     Capital    Deficit       Stock         Loss         Total
                                             ------------  --------  ----------  ----------   ---------   -------------  ----------
Balance, December 31, 2002..................  36,439,285     $3,643    $279,305   $(236,718)  $(12,303)   $(11,630)        $ 22,297

Net loss....................................           -          -           -      (4,849)         -           -           (4,849)
  Unrealized loss on investment securities..           -          -           -           -          -         (73)             (73)
                                                                                                                           --------
      Total other comprehensive loss........           -          -           -           -          -           -              (73)
                                                                                                                           --------
Total comprehensive loss....................           -          -           -           -          -           -           (4,922)
                                                                                                                           --------

Distributions on common stock...............           -          -     (14,794)          -          -           -          (14,794)
Exercise of warrants and options............     522,788         53         454           -          -           -              507
Tax benefit of options exercised............           -          -       1,298           -          -           -            1,298
Amortization of deferred compensation, net..           -          -         149           -          -           -              149
Effect of New Valley share repurchase.......                                 75           -          -           -               75
                                              ----------     ------    --------   ----------  ----------  --------         --------
Balance, March 31, 2003.....................  36,962,073     $3,696    $266,487   $(241,567)  $(12,303)   $(11,703)        $  4,610
                                              ==========     ======    ========   =========   ========    ========         ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                    Three Months Ended
                                                                               ---------------------------
                                                                                March 31,        March 31,
                                                                                  2003             2002
                                                                               -----------    ------------
Net cash used in operating activities...................................        $ (12,708)       $ (17,995)
                                                                                ---------        ---------

Cash flows from investing activities:
  Proceeds from sale of assets, net.....................................              660            1,822
  Sale or maturity of investment securities.............................           45,578            3,040
  Purchase of investment securities.....................................          (27,541)               -
  Investment in non-consolidated real estate businesses.................           (9,500)               -
  Increase in restricted assets.........................................               (4)              (6)
  Issuance of note receivable, net......................................                -           (1,500)
  Payment of prepetition claims.........................................              (17)              (7)
  New Valley purchase of subsidiary shares..............................           (1,346)               -
  Capital expenditures..................................................           (1,804)         (22,897)
                                                                                ---------        ---------
Net cash provided by (used in) investing activities.....................            6,026          (19,548)
                                                                                ---------        ---------

Cash flows from financing activities:
  Proceeds from debt....................................................                -            9,158
  Repayments of debt....................................................           (4,894)          (1,704)
  Borrowings under revolver.............................................          154,916          141,092
  Repayments on revolver................................................         (143,117)        (141,092)
  Distributions on common stock.........................................          (14,794)         (13,289)
  Proceeds from exercise of warrants and options........................              507            1,441
                                                                                ---------        ---------
Net cash used in financing activities...................................           (7,382)          (4,394)
                                                                                ----------       ---------

Net decrease in cash and cash equivalents...............................          (14,064)         (41,937)
Cash and cash equivalents, beginning of period..........................          100,027          217,761
                                                                                ---------        ---------

Cash and cash equivalents, end of period................................        $  85,963        $ 175,824
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Basis of Presentation:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 58.1% of New Valley's common shares at March 31, 2003. All significant intercompany balances and transactions have been eliminated.

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

           As discussed in Note 3, a subsidiary of the Company acquired The Medallion Company, Inc. on April 1, 2002.

           The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      (c)  Reclassifications:

           Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

      (d)  Earnings Per Share:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 27, 2002. In connection with the stock dividend, the Company increased the number of warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividend had occurred on January 1, 2002.

           The Company had a net loss for the three months ending March 31, 2003 and March 31, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for the three months ended March 31, 2003 and March 31, 2002.

      (e)  Comprehensive Loss:

           Comprehensive loss is a component of stockholders' equity and includes such items as the unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $4,922 for the three months ended March 31, 2003 and $11,833 for the three months ended March 31, 2002.

      (f)  New Accounting Pronouncements:

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after that date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No.
           148. (See Note 7.)

           In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

           exit plan was made. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

           In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee and expanded disclosure of certain guarantees existing at December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

           In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not believe this interpretation will have a material impact on its consolidated financial statements.


2.    LIGGETT VECTOR BRANDS

      In 2002, the Company approved a plan to combine the sales and marketing functions of its Liggett and Vector Tobacco subsidiaries into a new entity, Liggett Vector Brands Inc., in order to enhance the effectiveness of the Company's sales and marketing operations. This company coordinates and executes the sales and marketing efforts for all of the Company's tobacco operations. As a result of this plan, during the first quarter of 2002, the Company recognized a pre-tax restructuring charge of approximately $3,460, consisting of approximately $2,000 in involuntary severance and other exit costs and an impairment charge of approximately $1,500 related to certain long-lived assets. The Company has substantially completed all of these restructuring activities as of March 31, 2003. The Company's restructuring accrual has been reduced by payments of $1,865 and impairments of $1,450 as of March 31, 2003. At March 31, 2003, the restructuring accrual of $145 is reflected in other current liabilities in the accompanying consolidated balance sheet.


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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      (See Note 6.) Medallion, a discount cigarette manufacturer, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States. The results of operations of Medallion are included in the Company's financial statements beginning April 1, 2002.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                           At April 1, 2002
                           ----------------

    Receivable from seller......................            $  3,189
    Inventory...................................               1,019
    Property, plant and equipment...............               2,181
    Intangible asset............................             107,511
                                                             -------
        Total assets acquired...................             113,900
                                                             -------
    Accrued merger costs........................                 300
    Allowance for sales returns.................                 500
    Accrued MSA liability.......................               3,100
                                                            --------
        Total liabilities assumed...............               3,900
                                                            --------
        Net assets acquired.....................            $110,000
                                                            ========

      The $107,511 intangible asset, which is not subject to amortization, relates to Medallion's exemption under the Master Settlement Agreement and has been included with the Liggett segment for segment reporting purposes.

      The following table presents unaudited pro forma results of operations as if the Medallion acquisition had occurred immediately prior to January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                          Three Months Ended
                                            March 31, 2002
                                          ------------------
Revenues.........................               $112,043
                                                ========

Net loss.........................               $(13,027)
                                                ========

Net loss per common share:

    Basic........................               $  (0.37)
                                                ========
    Diluted......................               $  (0.37)
                                                ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


4.    INVENTORIES

      Inventories consist of:

                                                     March 31,       December 31,
                                                      2003              2002
                                                   -----------       ------------
Leaf tobacco.................................      $ 78,696           $ 63,196
Other raw materials..........................         3,848              5,438
Work-in-process..............................         3,027              2,888
Finished goods...............................        41,542             30,014
Replacement parts and supplies...............         5,081              4,878
                                                   --------           --------
Inventories at current cost..................       132,194            106,414
LIFO adjustments.............................        (2,441)            (1,765)
                                                   --------           --------
                                                   $129,753           $104,649
                                                   ========           ========

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At March 31, 2003, Liggett had leaf tobacco purchase commitments of approximately $16,184 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,969.

      LIFO inventories represent approximately 62.0% and 61.4% of total inventories at March 31, 2003 and December 31, 2002, respectively. Included in the above table is approximately $45,000 and $38,000 at March 31, 2003 and December 31, 2002, respectively, of inventory associated with Vector Tobacco's new product initiatives.


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                    March 31,        December 31,
                                                       2003               2002
                                                    ---------        ------------
Land and improvements........................       $ 10,019          $ 10,019
Buildings....................................         72,616            72,811
Machinery and equipment......................        138,056           136,738
Leasehold improvements.......................          2,424             2,147
Construction-in-progress.....................          4,344             3,566
                                                    --------          --------
                                                     227,459           225,281
Less accumulated depreciation................        (47,610)          (43,309)
                                                    --------          --------
                                                    $179,849          $181,972
                                                    ========          ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:

                                                                 March 31,       December 31,
                                                                    2003             2002
                                                                ------------     -----------
Vector:
6.25% Convertible Subordinated Notes due 2008.............       $132,500          $132,500

VGR Holding:
10% Senior Secured Notes due 2006, net of
   unamortized discount of $10,100 and $10,751............         71,900            71,249

Liggett:
Revolving credit facility.................................         11,799                --
Term loan under credit facility...........................          5,190             5,190
Other notes payable.......................................         12,349            13,195

Vector Tobacco:
Notes payable.............................................          7,180             7,357
Equipment loans...........................................            166               452
Notes payable - Medallion acquisition.....................         47,500            50,625

V.T. Aviation:
Notes payable.............................................         16,885            17,237

New Valley:
Notes payable - operating real estate.....................         40,393            40,500
                                                                  -------          --------

Total notes payable, long-term debt and other obligations.        345,862           338,305
Less:
      Current maturities..................................        (41,697)          (31,277)
                                                                 --------          --------
Amount due after one year.................................       $304,165          $307,028
                                                                 ========          ========


      6.25% Convertible Subordinated Notes Due July 15, 2008 - Vector:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $30.11 per share at March 31, 2003. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at March 31, 2003.

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

      In April 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding repurchased $4,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on each of June 30, 2003 and September 30, 2003, at a price of 100% of the principal amount plus accrued interest. The Company will recognize a loss of approximately $1,250 in the second quarter and $625 in the third quarter of 2003 on the early extinguishment of debt if VGR Holding repurchases the $12,000 of the notes.

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

      Revolving Credit Facility - Liggett:

      Liggett has a $40,000 credit facility, under which $11,799 was outstanding at March 31, 2003. Availability under the credit facility was approximately $23,011 based on eligible collateral at March 31, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at March 31, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $33,226 and net working capital was $15,836, as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at March 31, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

      On April 15, 2003, the credit facility was amended to increase the maximum credit available under the facility to $45,000 for the period through July 15, 2003. Vector has guaranteed $10,000 of borrowings under the facility and collateralized the guarantee with $10,000 in cash. Vector's guarantee and the pledge of the cash collateral will terminate July 16, 2003 subject to satisfaction of various conditions.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      Equipment Loans - Liggett:

      In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

      In October and December 2001, Liggett purchased equipment for $3,204 and $3,200, respectively, through the issuance of notes guaranteed by the Company, each payable in 60 monthly installments of $53 with interest calculated at the prime rate.

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

      In September 2002, Liggett purchased equipment for $1,573 through the issuance of a note guaranteed by the Company, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%.

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

      During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. This loan is payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%.

      Notes for Medallion Acquisition - Vector Tobacco:

      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At March 31, 2003, $12,500 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

      Note Payable - New Valley:

      In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, N.J. with a mortgage loan of $40,500 from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.


7.    EQUITY

      At March 31, 2003, the Company accounts for employee stock compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with the intrinsic value-based method permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. Accordingly, no compensation expense is recognized when the exercise price is equal to the market price of the underlying common stock on the date of grant.

      Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three months ended March 31, 2003 and March 31, 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)




                                                               Three Months Ended
                                                       ----------------------------------
                                                          March 31,           March 31,
                                                            2003                2002
                                                          --------           ----------
Net loss........................................           $(4,849)           $(11,863)

Add:  stock option employee compensation
    expense included in reported net loss,
    net of related tax effects..................             1,354               1,328
Deduct:  total stock option employee
    compensation expense determined
    under the fair value method for all
    awards, net of related tax effects..........            (2,233)             (2,568)
                                                           -------            --------

Pro forma net loss..............................           $(5,728)           $(13,103)
                                                           =======            ========

Loss per share:
    Basic and diluted - as reported.............            $(0.13)             $(0.34)
    Basic and diluted - pro forma...............            $(0.16)             $(0.38)

      For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

      During the quarter ended March 31, 2003, 127,331 warrants, exercisable at $3.98 per share, and 395,457 options, exercisable at $4.93 per share, were exercised for $507 of cash and the surrender of 225,388 options.


8.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

          cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions");
          (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended March 31, 2003, Liggett incurred counsel fees and costs totaling approximately $1,113 compared to $1,711 for the three months ended March 31, 2002.

          Individual Actions. As of March 31, 2003, there were approximately 310 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 86 were pending in Florida, 55 in Maryland, 53 in New York, 29 in Mississippi and 19 in California. The balance of the individual cases were pending in 20 states. There are six individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is scheduled to begin in June 2003.

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

          Jury awards in California and Oregon have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

          reinstated the jury's punitive damages award. The Oregon Supreme Court refused to hear Philip Morris' appeal of the appellate court ruling in December 2002, and Philip Morris has appealed to the United States Supreme Court. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In September 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. In December 2002, the trial court reduced the punitive damages award to $28,000. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. In October 2002, the California Supreme Court vacated the decision and remanded the case to the intermediate appellate court for reconsideration in light of its August 2002 ruling that a state statute in effect from January 1988 to December 1997 conferred immunity to cigarette manufacturers for conduct during that ten-year period. In March 2003, the appellate court reaffirmed its earlier decision approving the jury's verdict, and Philip Morris has indicated it will appeal to the California Supreme Court. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has appealed the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict. In April 2003, in an individual Florida state court action involving two other cigarette manufacturers, a jury awarded compensatory damages of $3,250. The defendants intend to appeal the verdict.

          Class Actions. As of March 31, 2003, there were approximately 41 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      It is unclear how the Engle court's order regarding the determination of punitive damages will be implemented. The order provides that the punitive damage amount should be standard as to each class member and acknowledges that the actual size of the class will not be known until the last case has withstood appeal. The order does not address whether defendants will be required to pay the punitive damage award prior to a determination of claims of all class members, a process that could take years to conclude. In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. Liggett has filed the $3,450 bond required by the Florida law in order to stay execution of the Engle judgment. Similar legislation has been

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      enacted in Arkansas, Georgia, Idaho, Indiana, Kentucky, Louisiana, Michigan, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Virginia and West Virginia. The Mississippi Supreme Court has also placed limits on appeal bonds by court rule.

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

      In June 2002, the jury in a Florida state court action entitled Lukacs v. Philip Morris, et al. awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first individual case to be tried as part of Phase III of the Engle case; the claims of all other individuals who are members of the class have been stayed pending resolution of the appeal of the Engle verdict. The Lukacs verdict will be subject to the outcome of the Engle appeal, and the plaintiff has agreed not to seek the entry of a final judgment on the jury verdict until after completion of all review of the Engle final judgment. In March 2002, the court reduced the amount of the compensatory damages to $25,100.

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

      In April 2001, the California state court in the case of Brown v. The American Tobacco Company, Inc., et al., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      defendants violated California's unfair business practices statute. The court subsequently defined "the applicable class period" for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. The California Court of Appeals denied defendants' writ application, which sought review of the trial court's class certification orders. Defendants filed a petition for review with the California Supreme Court, which was subsequently denied. Trial is currently scheduled to begin in September 2003. Liggett is a defendant in the case.

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

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations, including Liggett. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions have been consolidated and, in July 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett has complied with discovery requests. The court granted defendants' motion for summary judgment in the consolidated federal cases in July 2002, which decision has been appealed by plaintiffs to the U.S. Court of Appeals for the Eleventh Circuit. Oral argument is scheduled for April 2003. State court cases have been dismissed in Arizona, which is currently on appeal, and in New York and Florida. Class certification has been denied by courts in Minnesota and Michigan. A Kansas state court in the case of Smith v. Philip Morris Companies Inc., et al. granted class certification in November 2001, and the trial in that case is currently scheduled to commence in October 2003. Liggett is one of the defendants in the Kansas case.

      Governmental Actions. As of March 31, 2003, there were approximately 40 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      Third-Party Payor Actions. As of March 31, 2003, there were approximately 6 Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Eight United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the tobacco companies. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition on April 1, 2002, Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Based on published industry sources, domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001 and 2.5% during 2002. On April 15 of any year following a year in which Liggett's and Vector Tobacco's market shares exceed their base shares, Liggett and Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. Liggett and Vector Tobacco have expensed $7,583 for their estimated MSA obligations for the first three months of 2003 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

Year                                               Amount
---                                              ---------
2003...................................          $6,500,000
2004 - 2007............................          $8,000,000
2008 - 2017............................          $8,139,000
2018  and each year thereafter.........          $9,000,000

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

      Trials. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court scheduled for June 2003 and July 2003, in both of which Liggett is the only defendant, and an individual action in New Hampshire state court scheduled for October 2003, involving Liggett and Philip Morris as defendants. In addition, in September 2003, the Brown class action is scheduled for trial in California state court and the Smith antitrust class action is scheduled in Kansas state court in October 2003. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the Engle smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court has entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on the Company. Liggett has filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. On May 7, 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the Engle appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      Liggett's and Vector Tobacco's management are unaware of any material environmental conditions affecting their existing facilities. Liggett's and Vector Tobacco's management believe that current operations are conducted in material compliance with all environmental laws and regulations and other laws and regulations governing cigarette manufacturers. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, results of operations or competitive position of Liggett or Vector Tobacco.

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

      In February 1996, the United States Trade representative issued an "advance notice of proposed rule making" concerning how tobacco is imported under a previously established tobacco tariff rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company and Liggett.

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

      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts preliminarily enjoined this legislation from going into effect on the grounds that it is preempted by federal law. In November 1999, the United States Court of Appeals for the First Circuit affirmed this ruling. In September 2000, the federal district court permanently enjoined enforcement of the law. In October 2001, the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The entire court, however, agreed to re-hear the appeal, reinstating the district court's injunction in the meantime. In December 2002, the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Notwithstanding the foregoing, in December 1997, Liggett began voluntarily complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. Several other states have enacted, or are considering, legislation similar to that enacted in Massachusetts.

      Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 21 states passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. In addition, since January 1, 2003, seven states and the District of Columbia approved increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

      In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control ("OFPC") with developing standards for "fire safe" or self-extinguishing cigarettes. On December 31, 2002, the OFPC issued proposed standards for public comment. The public comment period ended on April 15, 2003. Six months from the issuance of the final standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on the Company until the final standards are published. Similar legislation is being considered by other state governments and at the federal level.

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

      As of March 31, 2003, New Valley had $657 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.


9.    NEW VALLEY CORPORATION

      In December 2002, New Valley purchased two office buildings in Princeton, N.J. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (See Note 6.)

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

      On March 14, 2003, Montauk purchased the New York City-based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition.

      New Valley accounts for its interest in Montauk on the equity method and recorded a loss of $577 for the three months ended March 31, 2003 associated with Montauk.


10.   PHILIP MORRIS BRAND TRANSACTION

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


11.   SEGMENT INFORMATION

      The Company's significant business segments for the three months ended March 31, 2003 and 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of low nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      Financial information for the Company's operations before taxes and minority interest for the three months ended March 31, 2003 and 2002 follows:

                                                      Vector       Real       Corporate
                                        Liggett      Tobacco      Estate      and Other      Total
                                       ---------    --------     --------    ----------    --------

Three Months Ended March 31, 2003:

Revenues........................        $124,915     $ 6,428     $  1,799    $       -     $133,142
Operating income (loss).........          30,233     (24,081)        (188)      (6,193)        (229)
Identifiable assets.............         308,127     100,287       72,847      234,835      716,096
Depreciation and amortization...           2,039       1,157          321          678        4,195
Capital expenditures............             860         733            -          211        1,804

Three Months Ended March 31, 2002:

Revenues........................       $  94,092   $   2,666    $     424    $       -    $  97,182
Operating income (loss).........          18,478     (24,519)        (316)      (8,695)     (15,052)
Identifiable assets.............         170,180      87,254       12,580      389,680      659,694
Depreciation and amortization...           1,246         967          123          491        2,827
Capital expenditures............           8,250       9,394          688        4,565       22,897


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


INTRODUCTION


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

RECENT DEVELOPMENTS

         Quest Introduction. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in three different varieties, each with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize a proprietary process that enables the production of nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes.

         QUEST is initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. Based on the success of the product in these markets, Vector Tobacco will determine whether to market QUEST nationwide later in 2003. All three QUEST varieties are being sold in hard packs and are priced comparable to other premium brands. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, is supporting the product launch. The brand is also supported by significant point-of-purchase campaigns.

         Liggett Vector Brands. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 430 salespersons, and enhanced distribution and marketing capabilities. In connection with the formation of the new Liggett Vector Brands entity, we took a charge of approximately $3,460 in the first quarter of 2002, related to the reorganization of our business. As of March 31, 2003, these restructuring activities were substantially completed and our reorganization accrual had been reduced by payments and impairments of $3,315. The remaining balance was $145 at that date.

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

         VGR Holding Notes. In April 2003, in connection with an amendment to the note purchase agreement for VGR Holding's 10% senior secured notes due March 31, 2006, VGR Holding repurchased $4,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on each of June 30, 2003 and September 30, 2003 at a price of 100% of the principal amount plus accrued interest. We will recognize a loss of approximately $1,250 in the second quarter and $625 in the third quarter of 2003 if we repurchase the $12,000 of the notes.

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

         Also in December 2002, New Valley and the other owners of Prudential Long Island Realty contributed their interests in Prudential Long Island Realty to Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% ownership interest in Montauk, an increase from its previous 37.2% interest in Prudential Long Island Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Long Island Realty of various ownership interests. New Valley accounts for its interest in Montauk on the equity method.

         On March 14, 2003, Montauk purchased the leading New York City-based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company for $71,250. With that acquisition, the combination of Prudential Long Island Realty with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2003, there were approximately 310 individual suits, 41 purported class actions and 46 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. Approximately 38 other purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         An unfavorable verdict was returned in the first phase of the Engle smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect under the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the Engle appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Note 8 to our consolidated financial statements for a description of legislation, regulation and litigation.

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

         Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term. Effective January 1, 2002, we adopted new required accounting standards mandating that certain sales incentives previously reported as operating, selling, general and administrative expenses be shown as a reduction of operating revenues. The adoption of the new accounting standards did not have an impact on our net earnings or basic or diluted earnings per share.

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

         Contingencies. As discussed in Note 8 of our consolidated financial statements and above under the heading "Recent Developments in Legislation, Regulation and Litigation", legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

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

         Employee Benefit Plans. Since 1997, income from our defined benefit pension plans, partially offset by the costs of postretirement medical and life insurance benefits, have contributed to our reported operating income up to and including 2002. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

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

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.1% at March 31, 2003.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2003 and 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

                                                   Three Months Ended
                                                       March 31,
                                                  ----------------------
                                                  2003           2002
                                                  ----           ----
Revenues:
   Liggett...............................        $124,915       $ 94,092
   Vector Tobacco........................           6,428          2,666
                                                ---------        -------
      Total tobacco......................         131,343         96,758

   Real estate...........................           1,799            424
                                                ---------       --------
      Total revenues.....................        $133,142       $ 97,182
                                                =========       ========

Operating loss:
   Liggett...............................       $  30,233       $ 18,478
   Vector Tobacco........................         (24,081)       (24,519)
                                                ---------       --------
      Total tobacco......................           6,152         (6,041)

   Real estate...........................            (188)          (316)
   Corporate and other...................          (6,193)        (8,695)
                                                ---------       --------
      Total operating loss...............       $    (229)      $(15,052)
                                                =========       ========

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Revenues. Total revenues were $133,142 for the three months ended March 31, 2003 compared to $97,182 for the three months ended March 31, 2002. This 37.0% ($35,960) increase in revenues was due to a $30,823 or 32.8% increase in revenues at Liggett, a $3,762 or 141% increase in revenues at Vector Tobacco and an increase of $1,375 in real estate revenues at New Valley.

         Tobacco Revenues. On April 2, 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. On July 1, 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. On December 2, 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT. In February 2003, Liggett increased its net sales price for other selected discount brands by $.80 per carton.

         Tobacco revenues at Liggett for the three months ended March 31, 2003 increased due to a 25.5% ($23,988) gain in unit sales volume (approximately
497.6 million units) and price increases of $7,191, discussed above, offset by $356 in unfavorable sales mix. Net sales for the 2003 period included $6,996 related to sales of cigarette brands acquired in the April 2002 Medallion transaction. Tobacco revenues at Vector Tobacco for the three months ended March 31, 2003 were $6,428 and relate primarily to sales of QUEST, introduced in January 2003.

         Premium sales at Liggett for the first quarter of 2003 amounted to $5,337 and represented 4.3% of total Liggett sales, compared to $10,035 and 10.7% of total sales for the first quarter of 2002. In the premium segment, revenues decreased by 46.8% ($4,698) for the three months ended March 31, 2003, compared to the prior year first quarter, due to an unfavorable volume variance of $4,173, reflecting a 41.6% decrease in unit sales volume (approximately 66.0 million units), coupled with an unfavorable price variance of $525, primarily associated with promotional activities.

         The decline in Liggett's premium sales revenue that has occurred during 2002 and in the first quarter of 2003 reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and continued significant promotional and pricing activity among the major U.S. cigarette manufacturers.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended March 31, 2003 amounted to $119,578 and represented 95.7% of total Liggett sales, compared to $84,057 and 89.3% of total Liggett sales for the three months ended March 31, 2002. In the discount segment, revenues grew by 42.3% ($35,521) for the three months ended March 31, 2003 compared to the prior year period, due to a 31.4% gain in unit sales volume (approximately 563.6 million units) accounting for $26,420 in positive volume variance, price increases of $7,716, and a favorable product mix of $1,385.

         Tobacco Gross Profit. Tobacco gross profit was $47,552 for the three months ended March 31, 2003 compared to $35,756 for the three months ended March 31, 2002, an increase of $11,796 or 33.0% when compared to the same period last year, due primarily to the volume and price increases discussed above at Liggett. Liggett's premium brands contributed 4.5% to our gross profit, the discount segment contributed 99.3% and Vector Tobacco's QUEST and OMNI products cost 3.8% for the three months ended March 31, 2003. Over the same period in 2002, Liggett's premium brands contributed 14.7%, the discount segment contributed 92.0% and Vector Tobacco's OMNI product cost 6.7%.

         Liggett's gross profit of $49,345 for the three months ended March 31, 2003 increased $11,378 from gross profit of $37,967 for the three months ended March 31, 2002, due primarily to the price and unit volume increases discussed above, offset by higher estimated payment obligations under the Attorneys General Master Settlement Agreement, an increase of $3,416. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 64.1% for the three months ended March 31, 2003 compared to 67.5% for the same period in 2002, with gross profit for the premium segment decreasing to 60.9% for the three months ended March 31, 2003 compared to 74.9% in the same period in 2002 and gross profit for the discount segment decreasing to 64.2% in the three months ended March 31, 2003 from 66.6% in the same period in 2002. This decrease is due primarily to the higher estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the increase in promotional spending and the disproportionate rise in Liggett's discount brand sales, offset by the overall growth in sales volume and the 2002 and 2003 price increases.


         Real Estate Revenues. New Valley's real estate revenues were $1,799 for the three months ended March 31, 2003. This compares to revenues of $424 from real estate activities for the three months ended March 31, 2002, with the increase primarily due to the additional rental revenue resulting from the two commercial office buildings in Princeton, N.J. acquired in December 2002, offset by the absence of rental revenue from a U.S. shopping center disposed of in May 2002.

         Expenses. Operating, selling, general and administrative expenses were $49,580 for the three months ended March 31, 2003 compared to $52,039 for the same period last year. The decrease of $2,459 was due primarily to the absence of the restructuring charge taken in the prior year period, offset by increased costs of a significantly larger sales force. Expenses at Liggett were $19,112 for the three months ended March 31, 2003 compared to $20,296 including a restructuring charge of $3,460 for the same period last year. Expenses at Vector Tobacco for the three months ended March 31, 2003 were $22,288, compared to expenses of $22,158 for the three months ended March 31, 2002.

         Other Income (Expenses). For the three months ended March 31, 2003, other expense was $6,461 compared to other expense of $1,745 for the three months ended March 31, 2002. Interest and dividend income of $1,445 was offset primarily by increased interest expense and an equity loss of $717 which includes a $577 loss from Montauk, one of New Valley's non-consolidated real estate businesses.

         Interest expense was $7,149 for the three months ended March 31, 2003 compared to $5,385 for the same period last year, due to the issuance of long-term debt in connection with the Medallion acquisition and the New Valley acquisition of two office buildings in Princeton, N.J.

         Loss from Operations. The loss from operations before income taxes and minority interests for the three months ended March 31, 2003 was $6,690 compared to a loss of $16,797 for the three months ended March 31, 2002. Income tax benefit was $593 and minority interests in losses of subsidiaries were $1,248 for the three months ended March 31, 2003. This compared to income tax benefit of $4,262 and minority interests in losses of subsidiaries of $672 for the three months ended March 31, 2002. The effective tax rates for the three months ended March 31, 2003 and March 31, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $14,064 for the three months ended March 31, 2003 and decreased $41,937 for the three months ended March 31, 2002.

         Net cash used in operations for the three months ended March 31, 2003 was $12,708 compared to net cash used in operations of $17,995 for the comparable period of 2002. Cash used in operations in 2003 resulted primarily from an increase in accounts receivable and inventories offset by an increase in accounts payable and the non-cash impact of depreciation and amortization. Cash used in operations in 2002 resulted primarily from the first quarter operating loss, increased inventories and reduced receivables offset by the non-cash impact of depreciation and amortization, non-cash stock-based expense, losses on the sale of assets and minority interests.

         Cash provided by investing activities of $6,026 in 2003 compares to cash used of $19,548 in 2002. In the first quarter of 2003, cash was provided through the sale or maturity of investment securities and other assets for $46,238 offset primarily by the purchase of investment securities and the purchase of the real estate businesses at New Valley for $37,041. In the first quarter of 2002, cash was used principally for acquisition of machinery and equipment in the amount of $22,897 and net issuance of a note receivable for $1,500 at New Valley offset primarily by proceeds received upon sale of investment securities and other assets of $4,862.

         Cash used in financing activities was $7,382 in 2003 compared to cash used of $4,394 in 2002. In the first quarter of 2003, cash was used for dividends of $14,794 and repayments on debt of $4,894 offset by net borrowings of $11,799 under the revolver and proceeds from the exercise of warrants and options of $507. In the first quarter of 2002, cash was used primarily for dividends of $13,289 and repayments of debt of $1,704 offset by proceeds from debt of $9,158 and proceeds from the exercise of options of $1,441.

         Liggett. Liggett has a $40,000 credit facility under which $11,799 was outstanding at March 31, 2003. Availability under the facility was approximately $23,011 based on eligible collateral at March 31, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at March 31, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $33,226 and net working capital was $15,836 as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at March 31, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility. Liggett completed the relocation of its manufacturing operations to this facility in October 2000.

         On April 15, 2003, the credit facility was amended to increase the maximum credit available under the facility to $45,000 for the period through July 15, 2003. We have guaranteed $10,000 of borrowings under the facility and collateralized the guarantee with $10,000 in cash. Our guarantee and the pledge of the cash collateral will terminate July 16, 2003 subject to satisfaction of various conditions.

         In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

         Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through the issuance of notes, guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%. In September 2002, Liggett purchased additional equipment for $1,573 through the issuance of a note, guaranteed by us, payable in 60 monthly installments of $26 plus interest rate calculated at LIBOR plus 4.31%.

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

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. An unfavorable verdict was returned in the first phase of the Engle smoking and health class action trial pending in Florida. In July 2000, the jury awarded $790,000 in punitive damages against Liggett in the second phase of the trial, and the court entered an order of final judgment. Liggett intends to pursue all available post-trial and appellate remedies. If this verdict is not eventually reversed on appeal, or substantially reduced by the court, it will have a material adverse effect on Vector. Liggett has filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict will be subject to the outcome of the Engle appeal. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our consolidated financial statements.

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

         In February 2002, the V.T. Aviation purchased an airplane for $6,575 and borrowed $6,150 to fund the purchase. The loan is guaranteed by Vector Research and us. The loan is payable in 120 monthly installments of $44, including annual interest at 2.75% above the 30-day commercial paper rate.

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

         During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. This loan is payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%.

         On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., a discount cigarette manufacturer, and related assets from Medallion's principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At March 31, 2003, $12,500 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

         In April 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding repurchased $4,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on each of June 30, 2003 and September 30, 2003, at a price of 100% of the principal amount plus accrued interest. We will recognize a loss of approximately $1,250 in the second quarter and $625 in the third quarter of 2003 on the early extinguishment of debt if we repurchase the $12,000 of the notes.

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

         Vector. We believe that we will continue to meet our liquidity requirements through 2003, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at March 31, 2003, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $16,500, dividends on our outstanding shares (currently at an annual rate of approximately $60,000) and corporate expenses. In addition, VGR Holding repurchased in April 2003 $4,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on each of June 30, 2003 and September 30, 2003. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $30.11 at May 14, 2003, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at March 31, 2003.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2003, our deferred income tax liabilities exceeded our deferred income tax assets by $110,587. The largest component of our deferred tax liabilities exists because of differences that resulted from a transaction with Philip Morris where a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks commencing in 2009, and we have an option to require Philip Morris to purchase the remaining interest commencing in 2010. For additional information concerning the Philip Morris brand transaction, see Note 10 to our consolidated financial statements. In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options in 2009 or 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. Our 1998 and 1999 federal income tax returns are being examined, and, although we believe the positions reflected on our income tax returns are correct, there can be no assurance that relevant taxing authorities may not challenge certain positions. If taxing authorities were to assert that we incurred a tax obligation prior to the exercise date of these options and we were required to make such tax payments prior to 2009 or 2010, our liquidity could be adversely affected.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of March 31, 2003, approximately $87,312 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2003, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $838.

         We held investment securities available for sale totaling $108,183 at March 31, 2003. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after that date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148. (See Note 7 to our consolidated financial statements.)

          In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee and expanded disclosure of certain guarantees existing at December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities", was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not believe this interpretation will have a material impact on our consolidated financial statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings

              Reference is made to Note 8, incorporated herein by reference, to our consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of
              Exhibit 99.1 will be furnished to holders of our securities and the securities of our subsidiaries without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2.       Changes in Securities and Use of Proceeds

              No securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended March 31, 2003, except for grants of stock options to purchase 15,000 shares of our common stock at $13.25 per share to employees of us and/or our subsidiaries and the issuance of 522,788 shares of our common stock upon exercise of warrants and options as described in Note 7, incorporated herein, to our consolidated financial statements included elsewhere in this report. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a sale under the Securities Act of 1933.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits


                 10.1 Fourth Amendment to Note Purchase Agreement, dated as of March 31, 2003, between VGR Holding Inc. and TCW High Income Partners, Ltd., TCW High Income Partners II, Ltd., Pioneer High Yield Cayman Unit Trust, TCW Shared Opportunity Fund III, L.P., TCW Leveraged Income Trust IV, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW LINC III CBO Ltd., Captiva II Finance Ltd., AIMCO CDO, Series 2000-A and TCW Shared Opportunity Fund II, L.P., relating to the 10% Senior Secured Notes due March 31, 2006.

                 99.1        Material Legal Proceedings.

                *99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended March 31, 2003 and 2002 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, Commission File No. 1-2493).

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


--------------
*Incorporated by reference


              (b)      Reports on Form 8-K

                       No Reports on Form 8-K were filed during the first quarter of 2003.

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

Date:  May 15, 2003

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

Date:  May 15, 2003


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

Date: May 15, 2003


                                /s/ Joselynn D. Van Siclen
                                ------------------------------------------------
                                   Joselynn D. Van Siclen
                                   Vice President and Chief Financial Officer