Form 10-Q
period 2003-06-30
VECTOR GROUP LTD
filed 2003-08-14
CIK 59440

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q

                               -----------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



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

     At August 13, 2003, Vector Group Ltd. had 37,006,930 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002.............................................................................        2

   Vector Group Ltd. Consolidated Statements of Operations for the three and six months
         ended June 30, 2003 and June 30, 2002.........................................................        3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
         months ended June 30, 2003....................................................................        4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the six months ended
         June 30, 2003 and June 30, 2002...............................................................        5

   Notes to Consolidated Financial Statements..........................................................        6

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................       34

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       51

Item 4. CONTROLS AND PROCEDURES........................................................................       51


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................       52

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       52

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................       52

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................       53

SIGNATURE                                                                                                     54



                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                     June 30,         December 31,
                                                                                       2003               2002
                                                                                    ---------           ---------
ASSETS:

Current assets:
  Cash and cash equivalents                                                         $  77,473           $ 100,027
  Investment securities available for sale                                             91,656             128,430
  Accounts receivable - trade                                                          15,942              13,395
  Other receivables                                                                     2,273               3,853
  Inventories                                                                         128,253             104,649
  Restricted assets                                                                    11,202                  --
  Deferred income taxes                                                                19,420              12,825
  Other current assets                                                                  7,404              17,912
                                                                                    ---------           ---------
    Total current assets                                                              353,623             381,091

Property, plant and equipment, net                                                    180,261             181,972
Long-term investments, net                                                              2,410               3,150
Investments in non-consolidated real estate businesses                                 15,912               7,811
Restricted assets                                                                       5,733               4,857
Deferred income taxes                                                                  12,019              12,501
Intangible asset                                                                      107,511             107,511
Pension assets                                                                             --               1,225
Other assets                                                                            7,270               8,377
                                                                                    ---------           ---------
    Total assets                                                                    $ 684,739           $ 708,495
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt                               $  52,908           $  31,277
  Accounts payable                                                                     19,653              17,046
  Accrued promotional expenses                                                         31,415              24,998
  Accrued taxes payable, net                                                           40,308              39,370
  Settlement accruals                                                                  23,565              40,528
  Deferred income taxes                                                                 5,277               5,277
  Accrued interest                                                                      7,188               7,556
  Other accrued liabilities                                                            16,438              18,332
                                                                                    ---------           ---------
    Total current liabilities                                                         196,752             184,384

Notes payable, long-term debt and other obligations, less current portion             302,424             307,028
Noncurrent employee benefits                                                           11,308              11,121
Deferred income taxes                                                                 138,638             134,762
Other liabilities                                                                       4,585               4,866
Minority interests                                                                     43,434              44,037

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 40,062,394 and 39,530,924 and outstanding 36,970,755
    and 36,439,285                                                                      3,697               3,643
  Additional paid-in capital                                                          251,987             279,305
  Deficit                                                                            (246,497)           (236,718)
  Accumulated other comprehensive loss                                                 (9,286)            (11,630)
  Less:  3,091,639 shares of common stock in treasury, at cost                        (12,303)            (12,303)
                                                                                    ---------           ---------
      Total stockholders' equity (deficit)                                            (12,402)             22,297
                                                                                    ---------           ---------

      Total liabilities and stockholders' equity (deficit)                          $ 684,739           $ 708,495
                                                                                    =========           =========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                        Three Months Ended               Six Months Ended
                                                                   ----------------------------    ----------------------------
                                                                     June 30,        June 30,        June 30,        June 30,
                                                                       2003            2002            2003            2002
                                                                   ------------    ------------    ------------    ------------
Revenues:
    Tobacco*                                                       $    129,400    $    139,813    $    260,743    $    236,571
    Real estate leasing                                                   1,777             237           3,576             661
                                                                   ------------    ------------    ------------    ------------
      Total revenues                                                    131,177         140,050         264,319         237,232

Expenses:
    Cost of goods sold*                                                  86,010         100,873         169,801         161,875
    Operating, selling, administrative and general expenses              44,344          44,021          93,895          96,060
    Settlement charges                                                       --              --              --            (807)
                                                                   ------------    ------------    ------------    ------------
      Operating income (loss)                                               823          (4,844)            623         (19,896)

Other income (expenses):
    Interest and dividend income                                          1,127           2,581           2,572           5,401
    Interest expense                                                     (8,516)         (6,920)        (15,665)        (12,305)
    Gain on investments, net                                                332              68             270           1,389
    Gain on sale of assets                                                   --           9,028              --           8,684
    Equity loss from non-consolidated New Valley real
      estate businesses                                                    (174)             --            (891)             --
    Other, net                                                               24              (6)             17            (163)
                                                                   ------------    ------------    ------------    ------------

Loss from operations before (benefit) provision for income taxes
      and minority interests                                             (6,384)            (93)        (13,074)        (16,890)
    (Benefit) provision for income taxes                                   (649)            591          (1,242)         (3,671)
    Minority interests                                                      805          (2,658)          2,053          (1,986)
                                                                   ------------    ------------    ------------    ------------

Net loss                                                           $     (4,930)   $     (3,342)   $     (9,779)   $    (15,205)
                                                                   ============    ============    ============    ============


Per basic common share:

    Net loss applicable to common shares                           $      (0.13)   $      (0.10)   $      (0.27)   $      (0.44)
                                                                   ============    ============    ============    ============

Basic weighted average common shares outstanding                     36,963,695      34,920,148      36,784,081      34,912,553
                                                                   ============    ============    ============    ============

Per diluted common share:

    Net loss applicable to common shares                           $      (0.13)   $      (0.10)   $      (0.27)   $      (0.44)
                                                                   ============    ============    ============    ============

Diluted weighted average common shares outstanding                   36,963,695      34,920,148      36,784,081      34,912,553
                                                                   ============    ============    ============    ============


---------------
* Revenues and Cost of goods sold include excise taxes of $48,519, $54,926, $98,336 and $93,190, respectively.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                                                       Accumulated
                                                                                                          Other
                                                 Common Stock      Additional                            Compre-
                                             --------------------   Paid-In                 Treasury     hensive
                                               Shares     Amount    Capital     Deficit       Stock        Loss       Total
                                             ----------  --------  ---------    ---------    --------    --------    --------
Balance, December 31, 2002                   36,439,285   $3,643   $ 279,305    $(236,718)   $(12,303)   $(11,630)   $ 22,297

Net loss                                             --       --          --       (9,779)         --          --      (9,779)
  Unrealized gain on investment securities           --       --          --           --          --       2,344       2,344
                                                                                                                     --------
      Total other comprehensive gain                 --       --          --           --          --          --       2,344
                                                                                                                     --------
Total comprehensive loss                             --       --          --           --          --          --      (7,435)
                                                                                                                     --------

Distributions on common stock                        --       --     (29,565)          --          --          --     (29,565)
Exercise of warrants and options                531,470       54         569           --          --          --         623
Tax benefit of options exercised                     --       --       1,311           --          --          --       1,311
Amortization of deferred compensation, net           --       --         292           --          --          --         292
Effect of New Valley share repurchase                --       --          75           --          --          --          75
                                             ----------   ------   ---------    ---------    --------    --------    --------
Balance, June 30, 2003                       36,970,755   $3,697   $ 251,987    $(246,497)   $(12,303)   $ (9,286)   $(12,402)
                                             ==========   ======   =========    =========    ========    ========    ========






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)




                                                                   Six Months Ended
                                                             -------------------------
                                                              June 30,        June 30,
                                                                2003            2002
                                                             ---------       ---------

Net cash used in operating activities:                       $ (24,091)      $ (43,738)
                                                             ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of assets, net                                910          20,951
  Sale or maturity of investment securities                     79,391          57,429
  Purchase of investment securities                            (37,061)        (39,940)
  Sale (purchase) of long-term investments                         830         (50,853)
  Investment in non-consolidated real estate businesses         (9,500)           (688)
  Increase in restricted assets                                (11,010)             (7)
  Issuance of note receivable, net                                  --          (2,500)
  Repayment of note receivable                                      --           1,000
  Payment of prepetition claims                                    (18)            (29)
  New Valley repurchase of common shares                        (1,346)             --
  Capital expenditures                                          (6,503)        (32,763)
                                                             ---------       ---------
Net cash provided by (used in) investing activities             15,693         (47,400)
                                                             ---------       ---------

Cash flows from financing activities:
  Proceeds from debt                                                --          37,117
  Repayments of debt                                           (17,836)        (18,382)
  Borrowings under revolver                                    332,181         297,417
  Repayments on revolver                                      (299,559)       (297,417)
  Deferred financing charges                                        --            (930)
  Increase in cash overdraft                                        --           1,349
  Distributions on common stock                                (29,565)        (26,604)
  Proceeds from exercise of options and warrants                   623           1,196
                                                             ---------       ---------
Net cash used in financing activities                          (14,156)         (6,254)
                                                             ---------       ---------

Net decrease in cash and cash equivalents                      (22,554)        (97,392)
Cash and cash equivalents, beginning of period                 100,027         217,761
                                                             ---------       ---------

Cash and cash equivalents, end of period                     $  77,473       $ 120,369
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 58.1% of New Valley's common shares at June 30, 2003. All significant intercompany balances and transactions have been eliminated.

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

           The Company had a net loss for the three and six months ending June 30, 2003 and June 30, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for the three and six months ended June 30, 2003 and June 30, 2002.

      (e)  COMPREHENSIVE LOSS:

           Comprehensive loss is a component of stockholders' equity (deficit) and includes such items as the unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $7,435 for the six months ended June 30, 2003 and $15,518 for the six months ended June 30, 2002.

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

           In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any material impact on its consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The Company is currently analyzing the provisions of SFAS No. 150 to determine its impact, but does not believe that there will be any material impact on its consolidated financial statements.

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


2.    LIGGETT VECTOR BRANDS

      In 2002, the Company approved a plan to combine the sales and marketing functions of its Liggett and Vector Tobacco subsidiaries into a new entity, Liggett Vector Brands Inc., in order to enhance the effectiveness of the Company's sales and marketing operations. This company coordinates

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      and executes the sales and marketing efforts for all of the Company's tobacco operations. As a result of this plan, during the first quarter of 2002, the Company recognized a pre-tax restructuring charge of approximately $3,460, consisting of approximately $2,000 in involuntary severance and other exit costs and an impairment charge of approximately $1,500 related to certain long-lived assets. The Company had substantially completed all of these restructuring activities as of March 31, 2003. The Company's restructuring accrual has been reduced by payments of $1,935 and impairments of $1,450 as of June 30, 2003. At June 30, 2003, the remaining restructuring accrual of $75 was reflected in other current liabilities in the accompanying consolidated balance sheet.


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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                           At April 1, 2002

    Receivable from seller......................          $    3,189
    Inventory...................................               1,019
    Property, plant and equipment...............               2,181
    Intangible asset............................             107,511
                                                          ----------
        Total assets acquired...................             113,900
                                                          ----------
    Accrued merger costs........................                 300
    Allowance for sales returns.................                 500
    Accrued MSA liability.......................               3,100
                                                          ----------
        Total liabilities assumed...............               3,900
                                                          ----------
        Net assets acquired.....................          $  110,000
                                                          ==========

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


                                          Three Months           Six Months
                                             Ended                 Ended
                                         June 30, 2002         June 30, 2002
                                      ----------------         -------------

Revenues                              $   140,050             $   252,093
                                      ===========             ===========

Net loss                              $    (3,342)            $   (16,369)
                                      ===========             ===========

Net loss per common share:

    Basic                             $     (0.10)            $     (0.47)
                                      ===========             ===========
    Diluted                           $     (0.10)            $     (0.47)
                                      ===========             ===========

4.    INVENTORIES

      Inventories consist of:

                                           June 30,           December 31,
                                            2003                  2002
                                          ---------             ---------

Leaf tobacco                              $  79,753             $  63,196
Other raw materials                           4,347                 5,438
Work-in-process                               2,310                 2,888
Finished goods                               39,566                30,014
Replacement parts and supplies                5,173                 4,878
                                          ---------             ---------
Inventories at current cost                 131,149               106,414
LIFO adjustments                             (2,896)               (1,765)
                                          ---------             ---------
                                          $ 128,253             $ 104,649
                                          =========             =========

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At June 30, 2003, Liggett had leaf tobacco purchase commitments of approximately $16,584 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,684.

      LIFO inventories represent approximately 63.6% and 61.4% of total inventories at June 30, 2003 and December 31, 2002, respectively.

      Included in the above table is approximately $43,500 and $38,000 at June 30, 2003 and December 31, 2002, respectively, of inventory associated with Vector Tobacco's new product initiatives.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                           June 30,          December 31,
                                            2003                2002
                                         ---------           -----------

Land and improvements                    $  10,019             $  10,019
Buildings                                   73,654                72,811
Machinery and equipment                    141,039               136,738
Leasehold improvements                       1,400                 2,147
Construction-in-progress                     4,477                 3,566
                                         ---------             ---------
                                           230,589               225,281
Less accumulated depreciation              (50,328)              (43,309)
                                         ---------             ---------
                                         $ 180,261             $ 181,972
                                         =========             =========

      On July 16, 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at June 30, 2003 of approximately $2,250. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received an option fee of $100, refundable if the purchaser terminates the agreement prior to September 2, 2003. Liggett will be entitled to receive additional option fees of up to $1,400 during the option period. The option fees will generally be creditable against the purchase price and are refundable in part upon termination of the agreement. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                         June 30,         December 31,
                                                                          2003               2002
                                                                        ---------          ---------
      Vector:
      6.25% Convertible Subordinated Notes due 2008                     $ 132,500          $ 132,500

      VGR Holding:
      10% Senior Secured Notes due 2006, net of
         unamortized discount of $8,515 and $10,751                        65,485             71,249

      Liggett:
      Revolving credit facility                                            32,622                 --
      Term loan under credit facility                                       5,190              5,190
      Other notes payable                                                  11,480             13,195

      Vector Tobacco:
      Notes payable                                                         6,809              7,357
      Equipment loans                                                         145                452
      Notes payable - Medallion acquisition                                44,374             50,625

      V.T. Aviation:
      Notes payable                                                        16,548             17,237

      New Valley:
      Notes payable - operating real estate                                40,179             40,500
                                                                        ---------          ---------
      Total notes payable, long-term debt and other obligations           355,332            338,305
      Less:
            Current maturities                                            (52,908)           (31,277)
                                                                        ---------          ---------
      Amount due after one year                                         $ 302,424          $ 307,028
                                                                        =========          =========



      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $29.71 per share at June 30, 2003. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at June 30, 2003.

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

      In the second quarter of 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding repurchased a total of $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,197 in the second quarter and expects to recognize a loss of approximately $575 in the third quarter of 2003 on the early extinguishment of debt if VGR Holding repurchases the additional $4,000 of the notes.

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

      VGR Holding may redeem the notes, in whole or in part, at a redemption price of 100% of the principal amount. During the term of the notes, VGR Holding is required to offer to repurchase all the notes at a purchase price of 101% of the principal amount, in the event of a change of control, and to offer to repurchase notes, at 100% of the principal amount, with the proceeds of material asset sales.

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $40,000 credit facility, under which $32,662 was outstanding at June 30, 2003. Availability under the credit facility was approximately $7,188 based on eligible collateral at June 30, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at June 30, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $32,947 and net working capital was $34,638, as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at June 30, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility.

      In April 2003, the credit facility was amended to increase the maximum credit available under the facility to $45,000 for the period through October 15, 2003. Vector has guaranteed $10,000 of borrowings under the facility and collateralized the guarantee with $10,000 in cash which is reflected in current restricted assets. Vector's guarantee and the pledge of the cash collateral will terminate October 16, 2003 subject to satisfaction of various conditions.

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

      NOTES FOR MEDALLION ACQUISITION - VECTOR TOBACCO:

      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At June 30, 2003, $9,374 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

      Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three and six months ended June 30, 2003 and June 30, 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)



                                                      Three Months Ended               Six Months Ended
                                                  --------------------------         --------------------------
                                                   June 30,        June 30,          June 30,         June 30,
                                                     2003            2002             2003              2002
                                                   -------          -------          --------          --------

Net loss                                           $(4,930)         $(3,342)         $ (9,779)         $(15,205)

Add:  stock option employee compensation
    expense included in reported net loss,
    net of related tax effects                       1,365            1,328             2,719             2,656
Deduct:  total stock option employee
    compensation expense determined
    under the fair value method for all
    awards, net of related tax effects              (2,254)          (2,569)           (4,487)           (5,137)
                                                   -------          -------          --------          --------
Pro forma net loss                                 $(5,819)         $(4,583)         $(11,547)         $(17,686)
                                                   =======          =======          ========          ========
Loss per share:
    Basic and diluted - as reported                $ (0.13)         $ (0.10)         $  (0.27)         $  (0.44)
    Basic and diluted - pro forma                  $ (0.16)         $ (0.13)         $  (0.31)         $  (0.51)

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

      During the six months ended June 30, 2003, 127,331 warrants, exercisable at $3.98 per share, and 404,139 options, exercisable at prices ranging from $4.93 to $13.33 per share, were exercised for $623 of cash and the surrender of 225,388 options.


8.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the six months ended June 30, 2003, Liggett incurred counsel fees and costs totaling approximately $2,232 compared to $2,566 for the six months ended June 30, 2002.

      INDIVIDUAL ACTIONS. As of June 30, 2003, there were approximately 352 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 87 were pending in Florida, 81 in Maryland, 53 in New York, 34 in Mississippi and 20 in California. The balance of the individual cases were pending in 22 states. There are seven individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.

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

      Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award. The Oregon Supreme Court refused to hear Philip Morris' appeal of the appellate court

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      ruling in December 2002, and Philip Morris has appealed to the United States Supreme Court. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In September 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. In December 2002, the trial court reduced the punitive damages award to $28,000. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. In October 2002, the California Supreme Court vacated the decision and remanded the case to the intermediate appellate court for reconsideration in light of its August 2002 ruling that a state statute in effect from January 1988 to December 1997 conferred immunity to cigarette manufacturers for conduct during that ten-year period. In March 2003, the appellate court reaffirmed its earlier decision approving the jury's verdict, and Philip Morris appealed to the California Supreme Court. In June 2003, the California Supreme Court remanded the case to the appellate court to reconsider its ruling in light of a recent United States Supreme Court decision limiting punitive damages. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has appealed the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict. In April 2003, in an individual Florida state court action involving two other cigarette manufacturers, a jury awarded compensatory damages of $6,500 (reduced by the court to $3,250). The defendants have appealed the verdict. In May 2003, a federal district court jury in Arkansas awarded compensatory damages of $4,025 and punitive damages of $15,000 in an individual action involving another cigarette manufacturer. The court subsequently struck the punitive damages award. The defendant intends to appeal the verdict.

      CLASS ACTIONS. As of June 30, 2003, there were approximately 41 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In May 1994, an action entitled ENGLE, ET AL. V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial was to be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provided for interest at the rate of 10% per year on the jury's awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett appealed the court's order.

      In May 2003, Florida's Third District Court of Appeals decertified the ENGLE class and set aside the jury's decision in the case against Liggett and the other cigarette makers, including the $145,000,000 punitive damages award. The intermediate appellate court ruled that there were multiple legal bases why the class action trial, including the punitive damages award, could not be sustained. The court found that the class failed to meet the legal requirements for class certification and that class members needed to pursue their claims on an individualized basis. The court also ruled that the trial plan violated Florida law and the appellate court's 1996 certification decision, and was unconstitutional. The court further found that the proceedings were irretrievably tainted by class counsel's misconduct and that the punitive damages award was bankrupting under Florida law.

      In July 2003, class counsel filed motions with the appellate court seeking, among other things, a rehearing by the court, a rehearing en banc by the full Third District Court of Appeals and certification by the court of selective issues as a matter of "great public importance" which could allow for review by the Florida Supreme Court. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment, pending appeal. Similar legislation has been enacted in Arkansas, Colorado, Georgia, Idaho, Indiana, Kansas, Kentucky, Louisiana, Michigan, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Virginia and West Virginia. The Mississippi Supreme Court has also placed limits on appeal bonds by court rule.

      In May 2001, Liggett, along with Philip Morris and Lorillard Tobacco Co., reached an agreement with the class in the ENGLE case, which provided assurance of Liggett's ability to appeal the jury's July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the court, assured that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including an appeal to the United States Supreme Court. If Liggett's balance sheet net worth fell below $33,781 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the agreement provided that the stay granted in favor of Liggett in the agreement would terminate and the ENGLE class would be free to challenge the Florida bonding statute.

      In June 2002, the jury in a Florida state court action entitled LUKACS V. PHILIP MORRIS, ET AL. awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $25,100. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The LUKACS case was the first individual case to be tried as part of Phase III of the ENGLE case; the claims of all other individuals who are members of the class were stayed pending resolution of the appeal of the ENGLE verdict. The LUKACS verdict, which was subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling. As discussed above, class counsel in ENGLE is pursuing various appellate remedies seeking reversal of the appellate court's decision.

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (BLANKENSHIP), in California (BROWN), in New York (SIMON), in Kansas (SMITH) and in New Mexico (ROMERO). A number of class certification denials are on appeal.

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

      In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois awarded $7,100,000 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney's fees and costs. Entry of judgment has been stayed. Philip Morris has appealed the verdict.

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions have been consolidated and, in July 2000, plaintiffs in the federal consolidated action filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett has complied with discovery requests. The court granted defendants' motion for summary judgment in the consolidated federal cases in July 2002, which decision has been appealed by plaintiffs to the U.S. Court of Appeals for the Eleventh Circuit. Oral argument was heard in May 2003. State court cases have been dismissed in Arizona, which is currently on appeal, and in New York and Florida. Class certification

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      has been denied by courts in Minnesota and Michigan. A Kansas state court in the case of SMITH V. PHILIP MORRIS COMPANIES INC., ET AL. granted class certification in November 2001, and the trial in that case is currently scheduled to commence in September 2003. In April 2003, plaintiffs' motion for class certification was granted in ROMERO V. PHILIP MORRIS COMPANIES INC., a case pending in New Mexico state court. The New Mexico Court of Appeals has agreed to hear defendants' appeal of the class certification decision. Liggett is one of the defendants in the Kansas and New Mexico cases.

      GOVERNMENTAL ACTIONS. As of June 30, 2003, there were approximately 40 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

      THIRD-PARTY PAYOR ACTIONS. As of June 30, 2003, there were approximately six Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserts claims under

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In December 1999, Liggett filed a motion to dismiss the lawsuit on numerous grounds, including that the statutes invoked by the government do not provide the basis for the relief sought. In September 2000, the court dismissed the government's claims based on MCRA and MSP, and the court reaffirmed its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's partial summary judgment motion which sought summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. Additional motions for summary judgment have been filed by the government and defendants, and those motions are pending before the court.

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

      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition on April 1, 2002, Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Based on published industry sources, domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001 and 2.5% during 2002. On April 15 of any year following a year in which Liggett's and Vector Tobacco's market shares exceed their base shares, Liggett and Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. Liggett and Vector Tobacco have expensed $14,332 for their estimated MSA obligations for the first six months of 2003 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

         Year                                               Amount
         ----                                               ------

         2003...................................          $6,500,000
         2004 - 2007............................          $8,000,000
         2008 - 2017............................          $8,139,000
         2018 and each year thereafter..........          $9,000,000

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      The MSA replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated, other than a $100 a year payment to Minnesota starting in 2003 during any year cigarettes manufactured by Liggett are sold in the state. With respect to all non-economic obligations under the previous settlements, both Brooke Group Holding and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

      Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court scheduled for August 2003 and January 2004, in both of which Liggett is the only defendant, an individual action in New Hampshire state court scheduled for October 2003, involving Liggett and Philip Morris as defendants, and an individual action in New Jersey federal court scheduled for October 2003, involving Liggett and Lorillard as defendants. In addition, in September 2003, the Brown class action is scheduled for trial in California state court and the Smith antitrust class action is scheduled for trial in Kansas state court. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. Class counsel in ENGLE is pursuing various appellate remedies seeking reversal of the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      court's ruling. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 21 states passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. In addition, since January 1, 2003, thirteen states and the District of Columbia approved increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

      In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control ("OFPC") with developing standards for "fire safe" or self-extinguishing cigarettes. On December 31, 2002, the OFPC issued proposed standards for public comment. The public comment period ended on April 15, 2003, and final standards have not yet been issued. Six months from the issuance of the final standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on the Company until the final standards are published. Similar legislation is being considered by other state governments and at the federal level.

      Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has been negotiating in an effort to resolve these concerns. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations have submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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


      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil Ltd. shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and New Valley believe that the allegations in the case are without merit. Discovery in the case is ongoing.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and New Valley believe that the remaining allegations are without merit and have recently filed a motion for summary judgment on the remaining three claims.

      Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      As of June 30, 2003, New Valley had $656 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve's guarantee is negligible at June 30, 2003.


9.    NEW VALLEY CORPORATION

      In December 2002, New Valley purchased two office buildings in Princeton, N.J. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (See Note 6.)

      Also in December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate ("Realty"), formerly known as Prudential Long Island Realty, contributed their interests in Realty to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% ownership interest in Douglas Elliman Realty, LLC, an increase from its previous 37.2% interest in Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests.

      In March 2003, Douglas Elliman Realty, LLC purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

      New Valley accounts for its interest in Douglas Elliman Realty, LLC and another investment on the equity method and recorded a loss of $174 and $891 for the three and six months ended June 30, 2003, respectively, associated with these equity investments.


10.   INCOME TAXES

      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2003, the Company's deferred income tax liabilities exceeded its deferred income tax assets by $112,476. The largest component of the Company's deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company's 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in May 2003 a preliminary notice of proposed adjustment. The preliminary notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $115,000, including interest, net of tax benefits, through June 30, 2003. These amounts have been previously recognized in the Company's consolidated financial statements as tax liabilities. As of June 30, 2003, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

      The Company believes the positions reflected on its income tax returns are correct and intends to vigorously oppose any proposed adjustments to its returns. If taxing authorities were to ultimately prevail in their assertion that the Company incurred a tax obligation prior to the exercise dates of these options and it was required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to the Company, its liquidity could be adversely affected.


11.   SEGMENT INFORMATION

      The Company's significant business segments for the six months ended June 30, 2003 and 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of low nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                   (Unaudited)


      Financial information for the Company's operations before taxes and minority interest for the three and six months ended June 30, 2003 and 2002 follows:


                                                            Vector              Real             Corporate
                                          Liggett           Tobacco            Estate            and Other           Total
                                          --------         ---------          --------          -----------        ---------

THREE MONTHS ENDED JUNE 30, 2003:

Revenues                                  $120,767         $   8,633          $  1,777          $      --          $ 131,177
Operating income (loss)                     27,587           (21,167)              984             (6,581)               823
Depreciation and amortization                2,130             1,241               321                690              4,382

THREE MONTHS ENDED JUNE 30, 2002:

Revenues                                  $138,721         $   1,092          $    237          $      --          $ 140,050
Operating income (loss)                     24,917           (20,118)             (766)            (8,877)            (4,844)
Depreciation and amortization                1,475             1,113                68                602              3,258

SIX MONTHS ENDED JUNE 30, 2003:

Revenues                                  $245,682         $  15,061          $  3,576          $      --          $ 264,319
Operating income (loss)                     57,849           (45,506)            1,920            (13,640)               623
Identifiable assets                        294,588            93,455            72,261            224,435            684,739
Depreciation and amortization                4,169             2,398               642              1,368              8,577
Capital expenditures                         4,020             2,134                --                349              6,503

SIX MONTHS ENDED JUNE 30, 2002:

Revenues                                  $232,813         $   3,758          $    661          $      --          $ 237,232
Operating income (loss)                     43,395           (44,637)             (838)           (17,816)           (19,896)
Identifiable assets                        278,549           119,164             1,458            318,284            717,455
Depreciation and amortization                2,721             2,080               191              1,093              6,085
Capital expenditures                        14,338            12,675               688              5,750             33,451


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

         Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies. In December 2002, New Valley acquired two office buildings in Princeton, N.J. and increased its ownership to 50% in Douglas Elliman Realty, LLC, which owns the largest residential brokerage company in the New York metropolitan area.

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

         QUEST is initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, is supporting the product launch. The brand is also supported by significant point-of-purchase awareness campaigns.

         The premium segment of the industry is currently experiencing intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we intend to take a measured approach to expanding the market presence of the brand. We currently plan to introduce a menthol version of QUEST in the seven state market in the fourth quarter of 2003. In addition, we intend to utilize the information that we have obtained over the past six months on the QUEST non-menthol product and more specifically target our focus in the seven state market in the coming months. Based upon those results, the success of the menthol product and market conditions in the premium segment, we will make a determination on the timing of a national launch of QUEST at a later date.

         LIGGETT VECTOR BRANDS. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 435 salespersons, and enhanced distribution and marketing capabilities. In connection with the formation of the new Liggett Vector Brands entity, we took a charge of approximately $3,460 in the first quarter of 2002, related to the reorganization of our business. As of March 31, 2003, these restructuring activities had been substantially completed. Our reorganization accrual has been reduced by payments and impairments of $3,385 as of June 30, 2002. The remaining balance was $75 at June 30, 2003.

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

         VGR HOLDING NOTES. In connection with an amendment to the note purchase agreement for VGR Holding's 10% senior secured notes due March 31, 2006, VGR Holding repurchased a total of $8,000 of the notes at a price of 100% of the principal amount plus accrued interest during the second quarter of 2003. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on September 30, 2003 at a price of 100% of the principal amount plus accrued interest. We recognized a loss of $1,197 in the second quarter and will recognize a loss of approximately $575 in the third quarter of 2003 if VGR Holding repurchases the additional $4,000 of the notes.

         TAX MATTERS. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in May 2003 a preliminary notice of proposed adjustment. The preliminary notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $115,000, including interest, net of tax benefits, through June 30, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of June 30, 2003, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.

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

         Also in December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, contributed their interests in Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% ownership interest in Douglas Elliman Realty, LLC, an increase from its previous 37.2% interest in Douglas Elliman Real Estate as a result of an additional investment of $1,413 by New Valley and the redemption by Douglas Elliman Real Estate of various ownership interests.

         In March 2003, Douglas Elliman Realty, LLC purchased the leading New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2003, there were approximately 352 individual suits, 41 purported class actions and 46 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two individual actions in Florida state court where Liggett is the only defendant are scheduled for trial in August 2003 and January 2004. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the

ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

         SETTLEMENT AGREEMENTS. As discussed in Note 8 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $14,332 and $18,006 for the six months ended June 30, 2003 and 2002, respectively. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

         INVENTORIES. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. At June 30, 2003, $43,500 of our inventory was associated with Vector Tobacco's new product initiatives. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.1% at June 30, 2003.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the six months ended June 30, 2003 and 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion.


                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                             June 30,
                                            ----------------------------          ----------------------------
                                               2003               2002               2003               2002
                                            ---------          ---------          ---------          ---------

Revenues:
   Liggett                                  $ 120,767          $ 138,721          $ 245,682          $ 232,813
   Vector Tobacco                               8,633              1,092             15,061              3,758
                                            ---------          ---------          ---------          ---------
      Total tobacco                           129,400            139,813            260,743            236,571

   Real estate                                  1,777                237              3,576                661
                                            ---------          ---------          ---------          ---------
      Total revenues                        $ 131,177          $ 140,050          $ 264,319          $ 237,232
                                            =========          =========          =========          =========

Operating income (loss):
   Liggett                                  $  27,587          $  24,917          $  57,849          $  43,395
   Vector Tobacco                             (21,167)           (20,118)           (45,506)           (44,637)
                                            ---------          ---------          ---------          ---------
      Total tobacco                             6,420              4,799             12,343             (1,242)

   Real estate                                    984               (766)             1,920               (838)
   Corporate and other                         (6,581)            (8,877)           (13,640)           (17,816)
                                            ---------          ---------          ---------          ---------
      Total operating income (loss)         $     823          $  (4,844)         $     623          $ (19,896)
                                            =========          =========          =========          =========


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. Total revenues were $131,177 for the three months ended June 30, 2003 compared to $140,050 for the three months ended June 30, 2002. This 6.3% ($8,873) decrease in revenues was due to a $17,954 or 12.9% decrease in revenues at Liggett, a $7,541 increase in revenues at Vector Tobacco and an increase of $1,540 in real estate revenues at New Valley.

         TOBACCO REVENUES. In April 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. In July 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. In December 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT. In February 2003, Liggett increased its net sales price for other selected discount brands by $.80 per carton. In May 2003, Liggett increased its net sales price on USA by $.50 per carton. In June 2003, Liggett increased its net sales price for LIGGETT SELECT by $1.10 per carton.

         Tobacco revenues at Liggett for the three months ended June 30, 2003 totaled $120,767 compared to $138,721 for the same period in 2002. The decrease was due to a 14.6% ($20,219) decline in unit sales volume (approximately 407.7 million units) partially offset by $1,260 in favorable sales mix, list price increases and reduced promotional spending of $1,005. Net sales for the 2003 period included $7,287 related to sales of cigarette brands acquired in the April 2002 Medallion transaction.

         Tobacco revenues at Vector Tobacco for the three months ended June 30, 2003 were $8,633 compared to $1,092 for the three months ended June 30, 2002. Vector Tobacco's sales in 2003 relate primarily to sales of QUEST, its brand of low nicotine and nicotine-free cigarettes, introduced in a seven state region in January 2003. Revenues in 2002 related to sales of its OMNI products.

         Premium sales at Liggett for the second quarter of 2003 amounted to $9,656 and represented 8.0% of total Liggett sales, compared to $12,626 and 9.1% of total Liggett sales for the second quarter of 2002. In the premium segment, revenues decreased by 23.5% ($2,970) for the three months ended June 30, 2003, compared to the prior year second quarter, due to an unfavorable price variance of $4,295 primarily associated with promotional activities, partially offset by a favorable volume variance of $1,325 due to a 10.5% increase in unit sales volume (approximately 14.8 million units).

         The decline in Liggett's premium sales revenue that has occurred during 2002 and in the first and second quarter of 2003 reflects increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and continued significant promotional and pricing activity among the major U.S. cigarette manufacturers.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended June 30, 2003 amounted to $111,111 and represented 92.0% of total Liggett sales, compared to $126,095 and 90.9% of total Liggett sales for the three months ended June 30, 2002. In the discount segment, revenues fell by 11.9% ($14,984) for the three months ended June 30, 2003 compared to the prior year period, due to a 15.9% decrease in unit sales volume (approximately 422.5 million units) accounting for $20,057 in unfavorable volume variance, a $228 unfavorable product mix variance partially offset by a favorable price variance of $5,301 due to list price increases and reduced promotional spending.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $43,390 for the three months ended June 30, 2003 compared to $38,790 for the three months ended June 30, 2002, an increase of $4,600 or 11.9% when compared to the same period last year, due primarily to a lower estimated payment obligation under the Attorneys General Master Settlement Agreement and to lower start-up costs at Vector Tobacco. Liggett's premium brands contributed 10.3% to our gross profit, the discount segment contributed 96.9% and Vector Tobacco's QUEST and OMNI products cost 7.2% for the three months ended June 30, 2003. Over the same period in 2002, Liggett's premium brands contributed 12.1%, the discount segment contributed 100.5% and Vector Tobacco's OMNI product cost 12.6%.

         Liggett's gross profit of $46,505 for the three months ended June 30, 2003 increased $2,847 from gross profit of $43,658 for the three months ended June 30, 2002, due primarily to the lower estimated payment obligations under the Attorneys General Master Settlement Agreement included in cost of goods sold, partially offset by lower sales as discussed above. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 62.7% for the three months ended June 30, 2003 compared to 51.7% for the same period in 2002, with gross profit for the premium segment increasing to 67.2% for the three months ended June 30, 2003 compared to 47.4% in the same period in 2002 and gross profit for the discount segment increasing to 62.3% in the three months ended June 30, 2003 from 52.3% in the same period in 2002. This increase is due primarily to the lower estimated payment obligations under the Attorneys General Master Settlement Agreement of $6,509 in the second quarter of 2003 compared to $14,183 in the second quarter of 2002 and list price increases combined with reduced promotional spending.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $1,777 for the three months ended June 30, 2003 compared to revenues of $237 from real estate activities for the three months ended June 30, 2002, with the increase primarily due to the additional rental revenue resulting from the two commercial office buildings in Princeton, N.J. acquired in December 2002, offset by the absence of rental revenue from a U.S. shopping center disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses were $44,344 for the three months ended June 30, 2003 compared to $44,021 for the same period last year. Expenses at Liggett were $18,918 for the three months ended June 30, 2003 compared to $18,741 for the same period last year. Expenses at Vector Tobacco for the three months ended June 30, 2003 were $18,052, compared to expenses of $15,250 for the three months ended June 30, 2002. The overall increase of $323 was due to a $2,802 increase in expenses at Vector Tobacco related to costs for product development and marketing of the new QUEST products and to an increase at Liggett of $177 related to a larger sales force and increased marketing efforts. These increased expenses were offset by lower corporate expense of approximately $3,300.

         For the three months ended June 30, 2003, Liggett's operating income increased to $27,587 compared to $24,917 for the prior year period. Included in Liggett's operating income for the quarter ended June 30, 2003 was a gain on machinery and equipment sales of $373. For the three months ended June 30, 2003, Vector Tobacco's operating loss increased to $21,167 compared to 20,118 for the prior year period.

         OTHER INCOME (EXPENSES). For the three months ended June 30, 2003, other expense was $7,207 compared to other income of $4,751 for the three months ended June 30, 2002. Interest and dividend income of $1,127 and gains on sales of investments were offset primarily by increased interest expense. For the three months ended June 30, 2002, a gain on sale of assets of $9,028 and interest and dividend income of $2,581 were offset primarily by interest expense.

         Interest expense was $8,516 for the three months ended June 30, 2003 compared to $6,920 for the same period last year, due to the New Valley acquisition of two office buildings in Princeton, N.J., an outstanding balance on the Liggett credit facility and accelerated amortization charges due to the redemption by VGR Holding of $8,000 of its 10% senior secured notes.

         LOSS FROM OPERATIONS. The loss from operations before income taxes and minority interests for the three months ended June 30, 2003 was $6,384 compared to a loss of $93 for the three months ended June 30, 2002. Income tax benefit was $649 and minority interests in losses of subsidiaries were $805 for the three months ended June 30, 2003. This compared to income tax expense of $591 and minority interests in losses of subsidiaries of $2,658 for the three months ended June 30, 2002. The effective tax rates for the three months ended June 30, 2003 and June 30, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         REVENUES. Total revenues were $264,319 for the six months ended June 30, 2003 compared to $237,232 for the six months ended June 30, 2002. This 11.4% ($27,087) increase in revenues was due to a $12,869 or 5.5% increase in revenues at Liggett, an increase of $11,303 in revenues at Vector Tobacco and an increase of $2,915 in real estate revenues at New Valley.

         TOBACCO REVENUES. In April 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. In July 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. In December 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT. In February 2003, Liggett increased its net sales price for other selected discount brands by $.80 per carton. In May 2003, Liggett increased its net sales price on USA by $.50 per carton. In June 2003, Liggett increased its net sales price on LIGGETT SELECT by $1.10 per carton.

         For the six months ended June 30, 2003, net sales at Liggett totaled $245,682, compared to $232,813 for the first half of 2002. Revenues increased by 5.5% ($12,869) due to a combination of list price increases and reduced promotional spending of $8,811 and a 1.9% increase in unit sales volume (approximately 90.6 million units) accounting for $4,442 in positive volume variance, partially offset by $384 in unfavorable sales mix.

         Premium sales at Liggett for the six months ended June 30, 2003 amounted to $14,993 and represented 6.1% of total Liggett sales, compared to $22,626 and 9.7% of total sales for the same period of 2002. In the premium segment, revenues decreased by 33.7% ($7,633) for the six months ended June 30, 2003, compared to the prior year period, due to an unfavorable volume variance of $3,872, caused by a 51.3 million unit shortfall, and to an unfavorable price variance of $3,761, primarily associated with promotional activities.

         Discount sales at Liggett for the six months ended June 30, 2003 amounted to $230,689 and represented 93.9% of total Liggett sales, compared to $210,186 and 90.3% of total Liggett sales for the six months ended June 30, 2002. In the discount segment, revenues grew by 9.8% ($20,502) for the six months ended June 30, 2003 compared to the prior year period, due to a 3.2% gain in unit sales volume (approximately 141.9 million units) accounting for $6,704 in positive volume variance, a combination of list price increases and reduced promotional spending of $12,572 and a favorable product mix of $1,226.

         Tobacco revenues at Vector Tobacco were $15,061 for the six months ended June 30, 2003 compared to $3,758 for the six months ended June 30, 2002. Vector Tobacco's revenues in 2003 relate primarily to sales of QUEST which was introduced in a seven state region in January 2003 while revenues in 2002 related to sales of its OMNI products.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $90,942 for the six months ended June 30, 2003 compared to $74,396 for the six months ended June 30, 2002, an increase of $16,546 or 22.2% when compared to the same period last year, due primarily to the volume and price increases discussed above at Liggett offset by costs associated with the start-up of QUEST at Vector Tobacco. Liggett's brands contributed 105.4% to our gross profit and Vector Tobacco cost 5.4% for the six months ended June 30, 2003. Over the same period in 2002, Liggett's brands contributed 109.7% to tobacco gross profit and Vector Tobacco cost 9.7%.

         Liggett's gross profit of $95,850 for the six months ended June 30, 2003 increased $14,225 from gross profit of $81,625 for the six months ended June 30, 2002, due primarily to the price and unit volume increases discussed above, in addition to lower estimated payment obligations under the Attorneys

General Master Settlement Agreement. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 63.4% for the six months ended June 30, 2003 compared to 58.1% for the same period in 2002, with gross profit for the premium segment increasing to 65.0% for the six months ended June 30, 2003 compared to 58.7% in the same period in 2002 and gross profit for the discount segment increasing to 63.3% in the six months ended June 30, 2003 from 58.0% in the same period in 2002. This increase is due primarily to the inclusion of the lower estimated payment obligation of $12,906 for the six months ended June 30, 2003 period and $17,163 in the six month 2002 period under the Attorneys General Master Settlement Agreement within cost of goods sold.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $3,576 for the six months ended June 30, 2003. This compares to revenues of $661 from real estate activities for the six months ended June 30, 2002, an increase of $2,915 primarily due to additional rental revenues from the acquisition of the two office buildings in December 2002, offset by the absence of rental revenues from New Valley's remaining shopping center disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses were $93,895 for the six months ended June 30, 2003 compared to $96,060 for the same period last year. The decrease of $2,165 was due primarily to lower corporate expense of approximately $2,100 offset by a $3,190 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's new QUEST product. Expenses at Vector Tobacco for the six months ended June 30, 2003 were $40,598, compared to expenses of $37,408 for the six months ended June 30, 2002. Expenses at Liggett were $38,001 for the six months ended June 30, 2003 compared to $39,037 for the same period last year. Operating expense for the 2002 period included a $3,460 restructuring charge taken in 2002 in connection with the creation of Liggett Vector Brands and used for reorganization of the business to consolidate sales and marketing operations.

         For the six months ended June 30, 2003, Liggett's operating income increased to $57,849 compared to $43,395 for the prior year period. Included in Liggett's operating income for the six months ended June 30, 2003 was a gain on machinery and equipment sales of $402. For the six months ended June 30, 2003, Vector Tobacco's operating loss was $45,506 compared to $44,637 in the prior year period.

         OTHER INCOME (EXPENSES). For the six months ended June 30, 2003, other expenses were $13,697 compared to other income of $3,006 for the six months ended June 30, 2002. Interest expense and equity in losses of the non-consolidated New Valley real estate businesses were partially offset by interest and dividend income of $2,572 and a gain on investments of $270. For the six months ended June 30, 2002, interest and dividend income of $5,401, a gain on sale of assets of $8,684 and a gain on investments of $1,389 were offset primarily by interest expense.

         Interest expense increased to $15,665 for the six months ended June 30, 2003 compared to $12,305 for the same period last year, due to the issuance of a mortgage note payable at New Valley, an outstanding balance on the Liggett credit facility, a full six months' interest on the Medallion notes as compared to three months interest on the Medallion notes in 2002 and accelerated amortization charges due to the redemption by VGR Holding of $8,000 of its 10% senior secured notes.

         LOSS FROM OPERATIONS. The loss from operations before income taxes and minority interests for the six months ended June 30, 2003 was $13,074 compared to a loss of $16,890 for the six months ended June 30, 2002. Income tax benefit was $1,242 and minority interests in losses of subsidiaries was $2,053 for the six months ended June 30, 2003. This compared to tax benefit of $3,671 and minority interests in losses of subsidiaries of $1,986 for the six months ended June 30, 2002. The effective tax rates for the six months ended June 30, 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $22,554 for the six months ended June 30, 2003 and decreased $97,392 for the six months ended June 30, 2002.

         Net cash used in operations for the six months ended June 30, 2003 was $24,091 compared to net cash used in operations of $43,738 for the comparable period of 2003. Cash used in operations in 2003 resulted primarily from an increase in accounts receivable and inventories, an increase in other assets and a decrease in current liabilities offset by the non-cash impact of depreciation and amortization, deferred finance charges and minority interest as well as a change in current taxes payable. Cash used in operations for the six months ended June 30, 2002 resulted primarily from the six month operating loss, increased inventories and reduced receivables offset by the non-cash impact of depreciation and amortization, non-cash stock-based expense, losses on the sale of assets and minority interests.

         Cash provided by investing activities of $15,693 in 2003 compares to cash used of $47,400 in 2002. In the six months ended June 30, 2003, cash was provided through the sale or maturity of investment securities and other assets for $81,131 offset primarily by the purchase of investment securities and the purchase of the real estate businesses at New Valley for $46,561, an increase in restricted assets of $11,010 and capital expenditures of $6,503. In the six months ended June 30, 2002, cash was used principally for acquisition of Medallion for $50,000 and for the purchase of machinery and equipment for $32,763 as well as for the issuance of a note receivable at New Valley for $2,500. These expenditures were offset primarily by net proceeds received from the sale by New Valley of BrookeMil for $20,461, the net sale or maturity of investment securities of $17,489 and repayment of a note receivable for $1,000.

         Cash used in financing activities was $14,156 in 2003 compared to cash used of $6,254 in 2002. In the six months ended June 30, 2003, cash was used for dividends of $29,565 and repayments on debt of $17,836 offset by net borrowings of $32,622 under the revolver and proceeds from the exercise of warrants and options of $623. In the six months ended June 30, 2002, cash was used primarily for dividends of $26,604 and repayments of debt of $18,382 offset by proceeds from debt of $37,117, an increase in cash overdraft of $1,349 and proceeds from the exercise of options of $1,196.

         LIGGETT. Liggett has a $40,000 credit facility under which $32,622 was outstanding at June 30, 2003. Availability under the facility was approximately $7,188 based on eligible collateral at June 30, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at June 30, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $32,947 and net working capital was $34,638 as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at June 30, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility.

         In April 2003, the credit facility was amended to increase the maximum credit available under the facility to $45,000 for the period through October 15, 2003. We have guaranteed $10,000 of borrowings under the facility and collateralized the guarantee with $10,000 in cash. Our guarantee and the pledge of the cash collateral will terminate October 16, 2003 subject to satisfaction of various conditions.

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

         In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve's guarantee is negligible at June 30, 2003.

         On July 16, 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina, with a net book value at June 30, 2003 of approximately $2,250. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received an option fee of $100, refundable if the purchaser terminates the agreement prior to September 2, 2003. Liggett will be entitled to receive additional option fees of up to $1,400 during the option period. The option fees will generally be creditable against the purchase price and are refundable in part upon termination of the agreement. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our consolidated financial statements.

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

         On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., a discount cigarette manufacturer, and related assets from Medallion's principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At June 30, 2003, $9,375 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

         In the second quarter of 2003, in connection with an additional amendment to the note purchase agreement, VGR Holding repurchased a total of $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,197 in the second quarter and expects to recognize a loss of approximately $575 in the third quarter of 2003 on the early extinguishment of debt if VGR Holding repurchases the additional $4,000 of the notes.

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

         VGR Holding may redeem the notes, in whole or in part, at a redemption price of 100% of the principal amount. During the term of the notes, VGR Holding is required to offer to repurchase all the notes at a purchase price of 101% of the principal amount, in the event of a change of control, and to offer to repurchase notes, at 100% of the principal amount, with the proceeds of material asset sales.

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

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2003, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at June 30, 2003, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $16,500, dividends on our outstanding shares (currently at an annual rate of approximately $60,000) and corporate expenses. In addition, VGR Holding repurchased in the second quarter of 2003 $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. VGR Holding also agreed to repurchase, under certain conditions, an additional $4,000 of the notes on September 30, 2003. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $29.71 at August 14, 2003, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at June 30, 2003.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2003, our deferred income tax liabilities exceeded our deferred income tax assets by $112,476. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in May 2003 a preliminary notice of proposed adjustment. The preliminary notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $115,000, including interest, net of tax benefits, through June 30, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of June 30, 2003, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.


MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of June 30, 2003, approximately $106,813 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2003, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $796.

         We held investment securities available for sale totaling $91,656 at June 30, 2003. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after that date. We have not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148. (See Note 7 to our consolidated financial statements.)

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

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that there will be any material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. We are currently analyzing the provisions of SFAS No. 150 to determine its impact, but does not believe that there will be any material impact on our consolidated financial statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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


ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended June 30, 2003.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              We held our 2003 annual meeting of stockholders on June 2, 2003. There were 37,029,909 shares of our common stock entitled to be voted on the April 28, 2003 record date for the meeting. The only matter submitted to our stockholders for a vote at the annual meeting was to elect the following five director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

              NOMINEE                      FOR             WITHHELD
              -------                      ---             --------

              Robert J. Eide            33,087,856         118,735
              Bennett S. LeBow          32,850,754         355,837
              Howard M. Lorber          32,851,274         355,837
              Jeffrey S. Podell         33,112,837          93,754
              Jean E. Sharpe            32,851,282         355,309

              Based on these voting results, each of the directors nominated was elected.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                 31.1 Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2 Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.1        Material Legal Proceedings.

             *   99.2        New Valley Corporation's Interim Consolidated
                             Financial Statements for the quarterly periods ended June 30, 2003 and 2002 (incorporated by reference to New Valley's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 2003, Commission File No. 1-2493).


         ---------------------
         *Incorporated by reference


              (b) REPORTS ON FORM 8-K

                  We filed the following Report on Form 8-K during the second quarter of 2003:


                  DATE                  ITEMS            FINANCIAL STATEMENTS
                  ----                  -----            --------------------

              May 30, 2003                5                      None

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

Date:  August 14, 2003