Form 10-Q
period 2003-09-30
VECTOR GROUP LTD
filed 2003-11-13
CIK 59440

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

     At November 12, 2003, Vector Group Ltd. had 38,857,056 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----

PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS:

   Vector Group Ltd. Consolidated Balance Sheets as of September 30, 2003 and
         December 31, 2002.............................................................................        2

   Vector Group Ltd. Consolidated Statements of Operations for the three and nine months
         ended September 30, 2003 and September 30, 2002...............................................        3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the nine
         months ended September 30, 2003...............................................................        4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2003 and September 30, 2002.....................................................        5

   Notes to Consolidated Financial Statements..........................................................        6

Item 2  .MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................       34

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       53

Item 4. CONTROLS AND PROCEDURES........................................................................       53


PART II.     OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................................................       54

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................       54

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................       54

SIGNATURE                                                                                                     56


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                  September 30,        December 31,
                                                                                       2003                2002
                                                                                  -------------        ------------
ASSETS:

Current assets:
  Cash and cash equivalents ..............................................          $  69,935           $ 100,027
  Investment securities available for sale ...............................             76,194             128,430
  Accounts receivable - trade ............................................              8,630              13,395
  Other receivables ......................................................              2,267               3,853
  Inventories ............................................................            123,481             104,649
  Assets held for sale ...................................................              9,438                  --
  Restricted assets ......................................................             11,190                  --
  Deferred income taxes ..................................................             25,308              12,825
  Other current assets ...................................................              6,780              17,912
                                                                                    ---------           ---------
    Total current assets .................................................            333,223             381,091

Property, plant and equipment, net .......................................            146,091             181,972
Long-term investments, net ...............................................              2,561               3,150
Investments in non-consolidated real estate businesses ...................             17,274               7,811
Restricted assets ........................................................              5,609               4,857
Deferred income taxes ....................................................             12,121              12,501
Intangible asset .........................................................            107,511             107,511
Pension assets ...........................................................                 --               1,225
Other assets .............................................................              7,995               8,377
                                                                                    ---------           ---------
    Total assets .........................................................          $ 632,385           $ 708,495
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ....................          $  29,875           $  31,277
  Accounts payable .......................................................             13,927              17,046
  Accrued promotional expenses ...........................................             25,920              24,998
  Accrued taxes payable, net .............................................             34,961              39,370
  Settlement accruals ....................................................             35,026              40,528
  Deferred income taxes ..................................................              5,277               5,277
  Accrued interest .......................................................              3,183               7,556
  Other accrued liabilities ..............................................             17,886              18,332
                                                                                    ---------           ---------
    Total current liabilities ............................................            166,055             184,384

Notes payable, long-term debt and other obligations, less current portion             301,189             307,028
Noncurrent employee benefits .............................................             12,187              11,121
Deferred income taxes ....................................................            140,537             134,762
Other liabilities ........................................................              4,506               4,866
Minority interests .......................................................             43,846              44,037

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 42,103,276 and 41,507,470 and outstanding 38,857,056
    and 38,261,249 .......................................................              3,885               3,643
  Additional paid-in capital .............................................            265,859             279,305
  Deficit ................................................................           (284,147)           (236,718)
  Accumulated other comprehensive loss ...................................             (9,229)            (11,630)
  Less:  3,246,220 shares of common stock in treasury, at cost ...........            (12,303)            (12,303)
                                                                                    ---------           ---------
      Total stockholders' equity (deficit) ...............................            (35,935)             22,297

      Total liabilities and stockholders' equity (deficit) ...............          $ 632,385           $ 708,495
                                                                                    =========           =========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                ------------------------------      ------------------------------
                                                                  Sept. 30,        Sept. 30,         Sept. 30,         Sept. 30,
                                                                    2003             2002              2003              2002
                                                                ------------      ------------      ------------      ------------
Revenues:
    Tobacco* ..............................................     $    141,053      $    141,714      $    401,796      $    378,285
    Real estate leasing ...................................            1,797                --             5,373               661
                                                                ------------      ------------      ------------      ------------
      Total revenues ......................................          142,850           141,714           407,169           378,946

Expenses:
    Cost of goods sold* ...................................           92,711           100,442           262,512           262,617
    Operating, selling, administrative and general expenses           38,367            40,958           132,262           132,451
    Restructuring and impairment charges ..................           20,079                --            20,079             3,460
                                                                ------------      ------------      ------------      ------------
      Operating (loss) income .............................           (8,307)              314            (7,684)          (19,582)

Other income (expenses):
    Interest and dividend income ..........................              844             2,342             3,416             7,743
    Interest expense ......................................           (7,422)           (7,112)          (23,087)          (19,417)
    Gain (loss) on investments, net .......................              806               (62)            1,076             1,715
    Gain on sale of assets ................................               --               345                --             9,029
    Equity income from non-consolidated New Valley real
      estate businesses ...................................            1,527                --               636                --
    Provision for uncollectibility of notes receivable ....               --           (13,198)               --           (13,198)
    Other, net ............................................                4               757                21               206
                                                                ------------      ------------      ------------      ------------

Loss from operations before benefit for income taxes
      and minority interests ..............................          (12,548)          (16,614)          (25,622)          (33,504)
    Benefit for income taxes ..............................           (3,240)           (1,972)           (4,482)           (5,643)
    Minority interests ....................................              (72)            6,476             1,981             4,490
                                                                ------------      ------------      ------------      ------------

Net loss ..................................................     $     (9,380)     $     (8,166)     $    (19,159)     $    (23,371)
                                                                ============      ============      ============      ============


Per basic common share:

    Net loss applicable to common shares ..................     $      (0.24)     $      (0.22)     $      (0.50)     $      (0.64)
                                                                ============      ============      ============      ============

Basic weighted average common shares outstanding ..........       38,845,172        36,666,147        38,698,104        36,660,864
                                                                ============      ============      ============      ============


Per diluted common share:

    Net loss applicable to common shares ..................     $      (0.24)     $      (0.22)     $      (0.50)     $      (0.64)
                                                                ============      ============      ============      ============

Diluted weighted average common shares outstanding ........       38,845,172        36,666,147        38,698,104        36,660,864
                                                                ============      ============      ============      ============



----------------------

* Revenues and Cost of goods sold include excise taxes of $51,132, $51,668, $149,468 and $144,858, respectively.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                                           Accumulated
                                                 Common Stock      Additional                                Other
                                            ----------------------   Paid-In                   Treasury   Comprehensive
                                              Shares      Amount     Capital       Deficit      Stock         Loss          Total
                                            ----------  ----------  ----------   ----------   ----------  -------------  ----------
Balance, December 31, 2002 ...............  36,439,285  $    3,643  $  279,305   $ (236,718)  $  (12,303)  $  (11,630)  $   22,297

Net loss .................................          --          --          --      (19,159)          --           --      (19,159)
  Unrealized gain on investment securities          --          --          --           --           --        2,401        2,401
                                                                                                                        ----------
      Total other comprehensive gain .....          --          --          --           --           --           --        2,401
                                                                                                                        ----------
Total comprehensive loss .................          --          --          --           --           --           --      (16,758)

Distributions on common stock ............          --          --     (44,371)          --           --           --      (44,371)
Effect of stock dividend .................   1,850,126         185      28,085      (28,270)          --           --           --
Exercise of warrants and options .........     567,645          57       1,049           --           --           --        1,106
Tax benefit of options exercised .........          --          --       1,329           --           --           --        1,329
Amortization of deferred compensation, net          --          --         387           --           --           --          387
Effect of New Valley share repurchase ....          --          --          75           --           --           --           75
                                            ----------  ----------  ----------   ----------   ----------   ----------   ----------

Balance, September 30, 2003 ..............  38,857,056  $    3,885  $  265,859   $ (284,147)  $  (12,303)  $   (9,229)  $  (35,935)
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                 Nine Months Ended
                                                                          -----------------------------------
                                                                          Sept. 30,                Sept. 30,
                                                                             2003                     2002
                                                                          ---------                ----------
Net cash used in operating activities: ....................               $  (9,660)               $ (35,602)
                                                                          ---------                ---------

Cash flows from investing activities:
  Proceeds from sale of assets, net .......................                   3,871                    2,642
  Sale or maturity of investment securities ...............                 109,341                   70,161
  Purchase of investment securities .......................                 (49,127)                 (46,024)
  Sale (purchase) of long-term investments ................                     679                  (50,103)
  Investment in non-consolidated real estate businesses ...                  (9,500)                      --
  Distribution from non-consolidated real estate businesses                     670                   20,461
  Increase in restricted assets ...........................                 (13,691)                      --
  Issuance of note receivable, net ........................                      --                   (4,000)
  Payment of prepetition claims ...........................                     (19)                  (2,025)
  New Valley repurchase of common shares ..................                  (1,346)                      --
  Capital expenditures ....................................                  (7,691)                 (39,284)
                                                                          ---------                ---------
Net cash provided by (used in) investing activities .......                  33,187                  (48,172)
                                                                          ---------                ---------

Cash flows from financing activities:
  Proceeds from debt ......................................                      --                   37,635
  Repayments of debt ......................................                 (26,764)                 (10,355)
  Borrowings under revolver ...............................                 487,105                  467,016
  Repayments on revolver ..................................                (470,878)                (467,016)
  Deferred financing charges ..............................                      --                     (930)
  Increase in cash overdraft ..............................                     183                       --
  Distributions on common stock ...........................                 (44,371)                 (39,906)
  Repayment of participating loan .........................                      --                  (12,400)
  Proceeds from exercise of options and warrants ..........                   1,106                    1,196
                                                                          ---------                ---------
Net cash used in financing activities .....................                 (53,619)                 (24,760)
                                                                          ---------                ---------

Net decrease in cash and cash equivalents .................                 (30,092)                (108,534)
Cash and cash equivalents, beginning of period ............                 100,027                  217,761
                                                                          ---------                ---------

Cash and cash equivalents, end of period ..................               $  69,935                $ 109,227
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Group Inc. ("Liggett"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 58.1% of New Valley's common shares at September 30, 2003. All significant intercompany balances and transactions have been eliminated.

           Vector Tobacco is engaged in the development and marketing of low nicotine, nicotine-free and reduced carcinogen cigarette products. Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies.

           As discussed in Note 4, a subsidiary of the Company acquired The Medallion Company, Inc. on April 1, 2002.

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

      (b)  ESTIMATES AND ASSUMPTIONS:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

      (c)  RECLASSIFICATIONS:

           Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


      (d)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2003 and September 27, 2002. In connection with the stock dividends, the Company increased the number of stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2002.

           The Company had a net loss for the three and nine months ending September 30, 2003 and September 30, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for the three and nine months ended September 30, 2003 and September 30, 2002.

      (e)  COMPREHENSIVE LOSS:

           Comprehensive loss is a component of stockholders' equity (deficit) and includes such items as the unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $16,758 for the nine months ended September 30, 2003 and $25,935 for the nine months ended September 30, 2002.

      (f)  NEW ACCOUNTING PRONOUNCEMENTS:

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after that date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No.
           148. (See Note 9.)

           In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Restructuring costs discussed in Note 2 have been accounted for in accordance with SFAS 146.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


           In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee and expanded disclosure of certain guarantees existing at December 31, 2002. The adoption of this statement did not impact the Company's consolidated financial statements.

           In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and December 15, 2003 for variable interest entities created prior to February 1, 2003. The Company does not believe this interpretation will have a material impact on its consolidated financial statements.

           In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The adoption of this statement did not impact the Company's consolidated financial statements.


2.    VECTOR TOBACCO RESTRUCTURING

      On October 8, 2003, the Company announced that it will close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of no-nicotine and reduced nicotine cigarettes, as well as production of Vector Tobacco's other cigarette brands, will be moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

      The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce 16 billion units per year. Vector Tobacco will contract with Liggett Group to produce its cigarettes and has begun transitioning production from Timberlake to Mebane,

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


      with all production ceasing at Timberlake by December 31, 2003. As part of the transition, Vector will be eliminating approximately 150 positions in Timberlake and Durham, North Carolina.

      As a result of these actions, Vector Group will take pre-tax restructuring and impairment charges currently estimated to total approximately $21,522, of which $20,079 has been taken in the third quarter of 2003, approximately $1,222 will be taken in the fourth quarter of 2003 and approximately $221 will be taken in the first quarter of 2004. Approximately $2,045 relate to employee severance and benefits, $725 to contract termination and exit and moving costs and $18,752 to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell and is being carried on the accompanying consolidated balance sheets as assets held for sale. The asset impairment charges are based on management's current estimates of the values the Company will be able to realize on sales of the excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.


3.    LIGGETT VECTOR BRANDS

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


4.    MEDALLION ACQUISITION

      On April 1, 2002, a subsidiary of the Company acquired 100% of the stock of The Medallion Company, Inc. ("Medallion"), and related assets from Medallion's principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by the Company and Liggett. (See Note 7.) Medallion, a discount cigarette manufacturer, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States. The results of operations of Medallion are included in the Company's financial statements beginning April 1, 2002.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


                           At April 1, 2002
                           ----------------

    Receivable from seller......................          $    3,189
    Inventory...................................               1,019
    Property, plant and equipment...............               2,181
    Intangible asset............................             107,511
                                                             -------
        Total assets acquired...................             113,900
                                                             -------
    Accrued merger costs........................                 300
    Allowance for sales returns.................                 500
    Accrued MSA liability.......................               3,100
                                                           ---------
        Total liabilities assumed...............               3,900
                                                           ---------
        Net assets acquired.....................            $110,000
                                                             =======

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

                                            Nine Months
                                               Ended
                                           Sept. 30, 2002
                                           --------------

        Revenues .................          $   393,807
                                            ===========

        Net loss .................          $   (24,535)
                                            ===========

        Net loss per common share:

            Basic ................          $     (0.67)
                                            ===========
            Diluted ..............          $     (0.67)
                                            ===========


5.    INVENTORIES

      Inventories consist of:

                                              September 30,       December 31,
                                                  2003               2002
                                              -------------       ------------

        Leaf tobacco .................          $  79,329           $  63,196
        Other raw materials ..........              4,433               5,438
        Work-in-process ..............              2,017               2,888
        Finished goods ...............             35,383              30,014
        Replacement parts and supplies              4,851               4,878
                                                ---------           ---------
        Inventories at current cost ..            126,013             106,414
        LIFO adjustments .............             (2,532)             (1,765)
                                                ---------           ---------
                                                $ 123,481           $ 104,649
                                                =========           =========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At September 30, 2003, Liggett had leaf tobacco purchase commitments of approximately $8,257 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,624.

      LIFO inventories represent approximately 62.8% and 61.4% of total inventories at September 30, 2003 and December 31, 2002, respectively.

      Included in the above table is approximately $45,000 and $38,000 at September 30, 2003 and December 31, 2002, respectively, of inventory associated with Vector Tobacco's new product initiatives. The recoverability of the costs of such inventory is dependent upon market conditions and customer demands for the products.


6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                              September 30,      December 31,
                                                 2003                2002
                                              ------------       ------------

        Land and improvements .......          $  10,019           $  10,019
        Buildings ...................             74,137              72,811
        Machinery and equipment .....            103,590             136,738
        Leasehold improvements ......              1,238               2,147
        Construction-in-progress ....              2,006               3,566
                                               ---------           ---------
                                                 190,990             225,281
        Less accumulated depreciation            (44,899)            (43,309)
                                               ---------           ---------
                                               $ 146,091           $ 181,972
                                               =========           =========

      On July 16, 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at September 30, 2003 of approximately $1,373. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $750, of which $550 is refundable if the purchaser terminates the agreement prior to January 12, 2004. Liggett will be entitled to receive additional option fees of up to $750 during the remaining option period. The option fees will generally be creditable against the purchase price and are refundable in part upon termination of the agreement. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

      The Company took an $18,752 non-cash asset impairment charge during the third quarter of 2003 in conjunction with the closing of Vector Tobacco's Timberlake, North Carolina facility of which $17,968 relates to machinery and equipment. (See Note 2.)

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


7.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                          September 30,        December 31,
                                                                              2003                 2002
                                                                          -------------        ------------

        Vector:
        6.25% Convertible Subordinated Notes due 2008 ............          $ 132,500           $ 132,500

        VGR Holding:
        10% Senior Secured Notes due 2006, net of
           unamortized discount of $7,456 and $10,751 ............             62,544              71,249

        Liggett:
        Revolving credit facility ................................             16,227                  --
        Term loan under credit facility ..........................              5,190               5,190
        Other notes payable ......................................             10,646              13,195

        Vector Tobacco:
        Notes payable ............................................              6,372               7,357
        Equipment loans ..........................................                116                 452
        Notes payable - Medallion acquisition ....................             41,250              50,625

        V.T. Aviation:
        Notes payable ............................................             16,201              17,237

        New Valley:
        Notes payable - operating real estate ....................             40,018              40,500
                                                                            ---------           ---------

        Total notes payable, long-term debt and other obligations             331,064             338,305
        Less:
              Current maturities .................................            (29,875)            (31,277)
                                                                            ---------           ---------
        Amount due after one year ................................          $ 301,189           $ 307,028
                                                                            =========           =========



      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder, at a conversion price of $27.91 per share at September 30, 2003. The conversion price is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at September 30, 2003.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


      beginning July 15, 2007, together with accrued interest. If a change of control occurs, Vector will be required to offer to repurchase the notes at 101% of their principal amount, plus accrued interest and, under certain circumstances, a "make whole" payment.

      10% SENIOR SECURED NOTES DUE MARCH 31, 2006 - VGR HOLDING:

      In May 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. In April 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $24,500. The notes were priced to provide the purchasers with a 15.75% yield to maturity. The new notes are on the same terms as the $60,000 principal amount of senior secured notes previously issued. All of the notes have been guaranteed by the Company and by Liggett.

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas), Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at September 30, 2003) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus, for periods through December 31, 2003, additional amounts including up to $100,000 during the period commencing on June 30, 2003 and ending on September 29, 2003 and $50,000 during the period commencing on September 30, 2003 and ending on December 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,320 in the fourth quarter 2002 on the early extinguishment of debt.

      In connection with an additional amendment to the note purchase agreement, VGR Holding repurchased a total of $8,000 of the notes in the second quarter of 2003 and $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. The Company recognized losses of $1,197 in the second quarter and $524 in the third quarter of 2003 on the early extinguishment of debt.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


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

      REVOLVING CREDIT FACILITY - LIGGETT:

      Liggett has a $40,000 credit facility, under which $16,227 was outstanding at September 30, 2003. Availability under the credit facility was approximately $23,583 based on eligible collateral at September 30, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at September 30, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $45,635 and net working capital was $55,279, as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

      In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at September 30, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility.

      In April 2003, the credit facility was amended to increase the maximum credit available under the facility to $45,000 for the period through October 15, 2003. Vector guaranteed $10,000 of borrowings under the facility and collateralized the guarantee with $10,000 in cash which was reflected in current restricted assets at September 30, 2003. Vector's guarantee was terminated, and the pledge of the cash collateral released, on October 16, 2003.

      EQUIPMENT LOANS - LIGGETT:

      In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments of $22 with an effective interest rate of 10.20%.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


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

      NOTES FOR MEDALLION ACQUISITION - VECTOR TOBACCO:

      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At September 30, 2003, $6,250 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

      NOTES PAYABLE - V.T. AVIATION:

      In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $6,125.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $6,150 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $2,793. During the fourth quarter of 2003, the Company plans to transfer this airplane to a direct subsidiary of the Company which will assume the debt.

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


8.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the nine months ended September 30, 2003, Liggett incurred counsel fees and costs totaling approximately $3,373 compared to $4,103 for the nine months ended September 30, 2002.

      INDIVIDUAL ACTIONS. As of September 30, 2003, there were approximately 390 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 114 were pending in Maryland, 94 in Florida, 52 in New York, 34 in Mississippi and 21 in California. The balance of the individual cases were pending in 22 states. There are seven individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs has been consolidated before a single West Virginia state court and is scheduled for trial in November 2003. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.

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

      Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award, and the Oregon Supreme Court refused to hear Philip Morris' appeal of the appellate court ruling in December 2002. Philip Morris appealed to the United States Supreme Court, which, in October 2003, vacated the judgment and remanded the case to the Oregon appellate court for further consideration in light of the recent STATE FARM decision by the United States Supreme Court limiting punitive damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In September 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. In December 2002, the trial court reduced the punitive damages award to $28,000. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. In October 2002, the California Supreme Court vacated the decision and remanded the case to the intermediate appellate court for reconsideration in light of its August 2002 ruling that a state statute in effect from January 1988 to December 1997 conferred immunity to cigarette manufacturers for

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      conduct during that ten-year period. In March 2003, the appellate court reaffirmed its earlier decision approving the jury's verdict, and Philip Morris appealed to the California Supreme Court. In June 2003, the California Supreme Court remanded the case to the appellate court to reconsider its ruling in light of the STATE FARM decision. In September 2003, the California appellate court ordered a new trial unless the plaintiff accepts a reduced punitive damage award of $9,000. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant has appealed the verdict. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict. In April 2003, in an individual Florida state court action involving two other cigarette manufacturers, a jury awarded compensatory damages of $6,500 (reduced by the court to $3,250). The defendants have appealed the verdict. In May 2003, a federal district court jury in Arkansas awarded compensatory damages of $4,025 and punitive damages of $15,000 in an individual action involving another cigarette manufacturer. The defendant intends to appeal the verdict.

      CLASS ACTIONS. As of September 30, 2003, there were approximately 37 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

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

      In October 2003, the Third District Court of Appeals denied class counsel's motions seeking, among other things, a rehearing by the court. Class counsel has filed a motion with the Florida Supreme Court to invoke discretionary review on the basis that the Third District Court of Appeals decision construes the due process provisions of the state and federal constitutions and conflicts with other appellate and supreme court decisions. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company.

      In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment, pending appeal. Similar legislation has been enacted in Arkansas, California, Colorado, Georgia, Idaho, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Virginia and West Virginia.

      In May 2001, Liggett, along with Philip Morris and Lorillard Tobacco Co., reached an agreement with the class in the ENGLE case, which provided assurance of Liggett's ability to appeal the jury's July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

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

      In April 2001, the California state court in the case of BROWN V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California's unfair business practices statute. The court subsequently defined "the applicable class period" for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. The California Court of Appeals denied defendants' writ application, which sought review of the trial court's class certification orders. Defendants filed a petition for review with the California Supreme Court, which was subsequently denied. The defendants' summary judgment motions are pending before the court. Liggett is a defendant in the case.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


      In September 2002, in IN RE SIMON II LITIGATION, the federal district court for the Eastern District of New York granted plaintiffs' motion for certification of a nationwide non-opt-out punitive damages class action against the tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In its order, the court set a trial date of January 2003, but has since stayed the order pending the tobacco companies' appeal to the U.S. Court of Appeals for the Second Circuit. In February 2003, the Second Circuit agreed to review the district court's class certification decision, and oral argument has been scheduled for November 2003.

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

      Approximately 38 purported state and federal class action complaints have been filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett has complied with discovery requests. In July 2002, the court granted defendants' motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the U.S. Court of Appeals for the Eleventh Circuit. State court cases have been dismissed in Arizona, which dismissal was reversed on appeal, and in New York and Florida. Class certification has been denied by courts in Minnesota and Michigan. A Kansas state court in the case of SMITH V. PHILIP MORRIS COMPANIES INC., ET AL. granted class certification in November 2001. In April 2003, plaintiffs' motion for class certification was granted in ROMERO V. PHILIP MORRIS COMPANIES INC., a case pending in New Mexico state court. Liggett is one of the defendants in the Kansas and New Mexico cases.

      GOVERNMENTAL ACTIONS. As of September 30, 2003, there were approximately 13 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      In August 2003, following the refusal by the Florida Supreme Court to hear the appeal of the Republic of Venezuela in connection with the dismissal of its health care cost recovery action (which decision plaintiff has appealed to the United States Supreme Court), the trial court hearing the health care cost recovery actions brought in Florida by the Republic of Tajikistan and the Brazilian State of Tocantins granted defendants' motions to dismiss the cases. Subsequently, plaintiffs voluntarily dismissed additional heath care cost recovery cases brought in Florida by various foreign governmental entities.

      THIRD-PARTY PAYOR ACTIONS. As of September 30, 2003, there were approximately five Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

      In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major tobacco companies. As against Liggett, the jury awarded the plaintiff damages of $89. In February 2002, the court awarded plaintiff's counsel $37,800 in attorneys' fees, without allocating the fee award among the several defendants. Liggett has appealed both the jury verdict and the attorneys' fee award. In September 2003, the United States Court of Appeals for the Second Circuit certified two questions relating to plaintiff's direct claims of deceptive business practices to the New York Court of Appeals. The Second Circuit reversed the portion of the judgment relating to the verdict returned against defendants under plaintiff's subrogation claim, and deferred its ruling on defendants' appeal of the attorneys' fees award until such time as the New York Court of Appeals rules on the certified questions.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      provisions of the Social Security Act ("MSP") and RICO. In September 2000, the court dismissed the government's claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's claims based on RICO, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's partial summary judgment motion which sought summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. Additional motions for summary judgment have been filed by the government and defendants, and those motions are pending before the court.

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

      In November 1998, Philip Morris, Brown & Williamson Tobacco Corporation, R.J. Reynolds Tobacco Company and Lorillard Tobacco Company (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each settling jurisdiction.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

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

      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition on April 1, 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. Based on published industry sources, domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001 and 2.5% during 2002. On April 15 of any year following a year in which Liggett's and Vector Tobacco's market shares exceed their base shares, Liggett and Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. Liggett and Vector Tobacco have expensed $27,567 for their estimated MSA obligations for the first nine months of 2003 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

        Year                                                      Amount
        ----                                                      ------

        2003 ...........................................         $6,500,000
        2004 - 2007 ....................................         $8,000,000
        2008 - 2017 ....................................         $8,139,000
        2018 and each year thereafter...................         $9,000,000

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

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

      Copies of the various settlement agreements are filed as exhibits to the Company's Annual Report on Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court scheduled for January 2004 and March 2004, and an individual action in New Jersey federal court scheduled for January 2004. Liggett is the sole defendant in each of these cases. Trial dates, however, are subject to change.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)


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


      LEGISLATION AND REGULATION:

      Many cities and states have recently enacted legislation banning smoking in public places including offices, restaurants, public buildings and bars. Efforts to limit smoking in public places could have a material adverse effect on the Company and Liggett.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

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

      Cigarettes are subject to substantial federal, state and local excise taxes which, in general, have been increasing. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently be as high as $4.10 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2002, 21 states passed excise tax increases, ranging from $0.07 per pack in Tennessee to as much as $1.81 per pack in New York City and New York State combined. In addition, since January 1, 2003, 14 states and the District of Columbia approved increases in

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and significant increases in excise and other cigarette-related taxes have been proposed or enacted at the state and local levels. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

      In August 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control ("OFPC") with developing standards for "fire safe" or self-extinguishing cigarettes. On August 22, 2003, the OFPC issued revised proposed standards for public comment. The public comment period ended on November 2, 2003, and final standards have not yet been issued. Six months from the issuance of the final standards, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. It is not possible to predict the impact of this law on the Company until the final standards are published. Similar legislation is being considered by other state governments and at the federal level.

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

      In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      OTHER MATTERS:

      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and New Valley believe that the allegations in the case are without merit. Discovery in the case is ongoing.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court has dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and New Valley believe that the remaining allegations are without merit and recently filed a motion for summary judgment on the remaining three claims.

      Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

      As of September 30, 2003, New Valley had $655 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve's guarantee is negligible at September 30, 2003.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

9.    EQUITY

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

      Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three and nine months ended September 30, 2003 and September 30, 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123:


                                                          Three Months Ended            Nine Months Ended
                                                        -----------------------      ------------------------
                                                        Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                                                          2003          2002            2003           2002
                                                        --------       --------       --------       --------

        Net loss .................................      $ (9,380)      $ (8,166)      $(19,159)      $(23,371)

        Add:  stock option employee compensation
            expense included in reported net loss,
            net of related tax effects ...........         1,396          1,328          4,146          3,984
        Deduct:  total stock option employee
            compensation expense determined
            under the fair value method for all
            awards, net of related tax effects ...        (2,294)        (2,569)        (6,811)        (7,706)
                                                        --------       --------       --------       --------

        Pro forma net loss .......................      $(10,278)      $ (9,407)      $(21,824)      $(27,093)
                                                        ========       ========       ========       ========

        Loss per share:
            Basic and diluted - as reported ......      $  (0.24)      $  (0.22)      $  (0.50)      $  (0.64)
            Basic and diluted - pro forma ........      $  (0.26)      $  (0.26)      $  (0.56)      $  (0.74)


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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      During the nine months ended September 30, 2003, 133,697 warrants, exercisable at $3.79 per share, and 462,329 options, exercisable at prices ranging from $4.70 to $12.70 per share, were exercised for $1,105 of cash and the surrender of 236,657 options.


10.   NEW VALLEY CORPORATION

      In December 2002, New Valley purchased two office buildings in Princeton, N.J. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (See Note 7.)

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

      New Valley accounts for its interest in Douglas Elliman Realty, LLC and another investment on the equity method and recorded income of $1,590 and $901 for the three and nine months ended September 30, 2003.


11.   INCOME TAXES

      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2003, the Company's deferred income tax liabilities exceeded its deferred income tax assets by $108,385. The largest component of the Company's deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

      relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company's 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $116,000, including interest, net of tax benefits, through September 30, 2003. These amounts have been previously recognized in the Company's consolidated financial statements as tax liabilities. As of September 30, 2003, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

      The Company believes the positions reflected on its income tax returns are correct and intends to vigorously oppose any proposed adjustments to its returns. The Company has filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 6%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that the Company incurred a tax obligation prior to the exercise dates of these options and it was required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to the Company, its liquidity could be adversely affected.


12.   SEGMENT INFORMATION

      The Company's significant business segments for the nine months ended September 30, 2003 and 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of low nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

      Financial information for the Company's operations before taxes and minority interest for the three and nine months ended September 30, 2003 and 2002 follows:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) -- (Continued)
                                   (Unaudited)

                                                           Vector              Real          Corporate
                                         Liggett           Tobacco             Estate        and Other         Total
                                         -------           -------             ------        ---------         -----

Three Months Ended Sept. 30, 2003:

Revenues .........................      $ 135,716         $   5,337          $   1,797       $      --       $ 142,850
Operating income (loss) ..........         31,295           (34,474)(1)            959          (6,087)         (8,307)(1)
Depreciation and amortization ....          1,649             1,572                321             633           4,175

Three Months Ended Sept. 30, 2002:

Revenues .........................      $ 139,875         $   1,839          $      --       $      --       $ 141,714
Operating income (loss) ..........         27,255           (20,239)               484          (7,186)            314
Depreciation and amortization ....          1,560             1,327                 --             973           3,860

Nine Months Ended Sept. 30, 2003:

Revenues .........................      $ 381,398         $  20,398          $   5,373       $      --       $ 407,169
Operating income (loss) ..........         89,145           (79,980)(1)          2,867         (19,716)         (7,684)(1)
Identifiable assets ..............        292,263            79,324             73,298         187,500         632,385
Depreciation and amortization ....          5,409             4,380                962           1,879          12,630
Capital expenditures .............          4,600             2,288                 --             803           7,691

Nine Months Ended Sept. 30, 2002:

Revenues .........................      $ 372,688         $   5,597          $     661       $      --       $ 378,946
Operating income (loss) ..........         70,650(2)        (64,876)              (354)        (25,002)        (19,582)(2)
Identifiable assets ..............        272,697            94,706              9,500         298,184         675,087
Depreciation and amortization ....          4,281             3,407                191           2,066           9,945
Capital expenditures .............         16,357            15,624                688           6,615          39,284


---------------------

(1)   Includes restructuring and impairment charges of $20,079 in 2003.

(2)   Includes restructuring charges of $3,460 in 2002.

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

         QUEST is initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by significant point-of-purchase awareness campaigns, as well as store related and periodic newspaper advertisements.

         The premium segment of the industry is currently experiencing intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we intend to take a measured approach to expanding the market presence of the brand. In November 2003, we introduced a menthol version of QUEST in the seven state market. In addition, we are utilizing the information that we have obtained over the past nine months on the QUEST non-menthol product to more specifically target our focus in the seven state market in the coming months. Based upon those results, the success of the menthol product and market conditions in the premium segment, we will make a determination on the timing of a national launch of QUEST at a later date.

         We plan to introduce QUEST and QUEST Menthol into an expansion market in Arizona beginning in January 2004. QUEST will be available in Tucson and Phoenix, which account for approximately 1% of the industry volume nationwide.

         On October 6, 2003, Vector Tobacco announced Jed E. Rose, Ph.D., Director of Duke University Medical Center's Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid and has asked the Food and Drug Administration to supply us with guidance as to the additional research and regulatory filings necessary to market QUEST as a smoking cessation product.

         QUEST brand cigarettes are currently marketed solely to permit smokers who wish to continue smoking to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation or as a safer form of smoking.

         VECTOR TOBACCO RESTRUCTURING. On October 8, 2003, we announced that we will close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of no-nicotine and reduced nicotine cigarettes, as well as production of Vector Tobacco's other cigarette brands, will be moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce 16 billion units per year. Vector Tobacco will contract with Liggett Group to produce its cigarettes and has begun transitioning production from Timberlake to Mebane, with all production ceasing at Timberlake by December 31, 2003. As part of the transition, Vector will be eliminating approximately 150 positions in Timberlake and Durham, North Carolina.

         As a result of these actions, we currently expect to realize annual cost savings of $23,000 beginning in 2004. We will take pre-tax restructuring and impairment charges currently estimated to total approximately $21,522, of which $20,079 has been taken in the third quarter of 2003, approximately $1,222 will be taken in the fourth quarter of 2003 and approximately $221 will be taken in the first quarter 2004. Approximately $2,045 relate to employee severance and benefit costs, $725 to contract termination and exit and moving costs, and $18,752 to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to fair value less costs to sell. The asset impairment charges are based on management's current estimates of the values we will be able to realize on sales of excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.

         LIGGETT VECTOR BRANDS. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has approximately 440 salespersons, and enhanced distribution and marketing capabilities. In connection with the formation of the new Liggett Vector Brands entity, we took a charge of approximately $3,460 in the first quarter of 2002, related to the reorganization of our business. As of March 31, 2003, these restructuring activities had been substantially completed.

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

         VGR HOLDING NOTES. In connection with an amendment to the note purchase agreement for VGR Holding's 10% senior secured notes due March 31, 2006, VGR Holding repurchased a total of $8,000 of the notes in the second quarter of 2003 and $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. We recognized losses of $1,197 in the second quarter and $524 in the third quarter of 2003 on the early extinguishment of debt.

         TAX MATTERS. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $116,000, including interest, net of tax benefits, through September 30, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of September 30, 2003, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 6%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.

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

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2003, there were approximately 390 individual suits, 37 purported class actions and 18 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, during 2000, an action against cigarette manufacturers involving approximately 1,260 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Three individual actions where Liggett is the only defendant are scheduled for trial between January 2004 and March 2004. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

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

CRITICAL ACCOUNTING POLICIES

         GENERAL. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be fully recoverable. Examples of such events or changes in circumstances include a significant adverse charge in the manner in which a long-lived asset, or group of assets, is being used or a current expectation that, more likely than not, a long-lived asset, or group of assets, will be disposed of before the end of its estimated useful life.

         On October 8, 2003, we announced that we will close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing and produce its cigarette products at Liggett's Mebane, North Carolina facility. We have evaluated the net realizable value of the long-lived assets located at the Timberlake facility which will no longer be used in operations. Based on management's current estimates of the values we will be able to realize on sales of the excess machinery and equipment, we have recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003. The estimate of fair value of these long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Such asset impairment charges may be adjusted in future periods based on the actual amounts realized. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

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

         SETTLEMENT AGREEMENTS. As discussed in Note 8 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $27,567 and $29,037 for the nine months ended September 30, 2003 and 2002, respectively. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

         INVENTORIES. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. At September 30, 2003, approximately $45,000 of our inventory was associated with Vector Tobacco's new product initiatives. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.1% at September 30, 2003.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the nine months ended September 30, 2003 and 2002 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine, nicotine-free and reduced carcinogen cigarette products and, for segment reporting purposes, excludes the operations of Medallion.


                                              Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                         ----------------------------       ----------------------------
                                           2003               2002            2003               2002
                                         ---------          ---------       ---------          ---------
REVENUES:

   Liggett ........................      $ 135,716          $ 139,875       $ 381,398          $ 372,688
   Vector Tobacco .................          5,337              1,839          20,398              5,597
                                         ---------          ---------       ---------          ---------
      Total tobacco ...............        141,053            141,714         401,796            378,285

   Real estate ....................          1,797                 --           5,373                661
                                         ---------          ---------       ---------          ---------
      Total revenues ..............      $ 142,850          $ 141,714       $ 407,169          $ 378,946
                                         =========          =========       =========          =========

OPERATING INCOME (LOSS):

   Liggett ........................      $  31,295          $  27,255       $  89,145          $  70,650(2)
   Vector Tobacco .................        (34,474)(1)        (20,239)        (79,980)(1)        (64,876)
                                         ---------          ---------       ---------          ---------
      Total tobacco ...............         (3,179)             7,016           9,165              5,774

   Real estate ....................            959                484           2,867               (354)
   Corporate and other ............         (6,087)            (7,186)        (19,716)           (25,002)
                                         ---------          ---------       ---------          ---------
      Total operating income (loss)      $  (8,307)(1)      $     314       $  (7,684)(1)      $ (19,582)(2)
                                         =========          =========       =========          =========


---------------------

         (1) Includes restructuring and impairment charges of $20,079 in 2003.

         (2) Includes restructuring charges of $3,460 in 2002.


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Total revenues were $142,850 for the three months ended September 30, 2003 compared to $141,714 for the three months ended September 30, 2002. This 0.8% ($1,136) increase in revenues was due to a $4,159 or 3.0% decrease in revenues at Liggett, offset by an increase of $3,498 in revenues at Vector Tobacco and an increase of $1,797 in real estate revenues at New Valley.

         TOBACCO REVENUES. In April 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. In July 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. In December 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT. In February 2003, Liggett increased its net sales price for other selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton.

         Tobacco revenues at Liggett for the three months ended September 30, 2003 totaled $135,716, compared to $139,875 for the same period in 2002. Revenues decreased by 3.0% ($4,159) due to a 2.5% decrease in unit sales volume (approximately 66.8 million units) accounting for $3,558 in negative volume variance, and to $689 in unfavorable sales mix partially offset by list price increases. Tobacco revenues at Vector Tobacco were $5,337 and related primarily to sales of QUEST compared to revenues of $1,839 which related to sales of OMNI for the three months ended September 30, 2002.

         Premium sales at Liggett for the third quarter of 2003 amounted to $8,363 and represented 6.2% of total Liggett sales, compared to $14,571 and 10.4% of total sales for the third quarter of 2002. In the premium segment, revenues decreased by 42.6% ($6,208) for the three months ended September 30, 2003, compared to the prior year third quarter, due to an unfavorable net price variance of $5,338 associated with increased promotional spending and an unfavorable volume variance of $870, reflecting a 6.0% decrease in unit sales volume (approximately 9.1 million units).

         The decline in Liggett's premium sales revenue during the 2002 and 2003 periods reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity among the major U.S. cigarette manufacturers.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) for the three months ended September 30, 2003 amounted to $127,353 and represented 93.8% of total Liggett sales, compared to $125,304 and 89.6% of total Liggett sales for the three months ended September 30, 2002. In the discount segment, revenues grew by 1.6% ($2,049) for the three months ended September 30, 2003 compared to the prior year period, due to net price increases of $5,425 offset by a 2.3% decrease in unit sales volume (approximately 57.7 million units) accounting for $2,923 in negative volume variance and $453 in unfavorable product mix.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $48,342 for the three months ended September 30, 2003 compared to $41,272 for the three months ended September 30, 2002, an increase of $7,070 or 17.1% when compared to the same period last year, due to lower estimated payment obligations under the Attorneys General Master Settlement Agreement, lower overall promotional expenditures and lower costs associated with the operations of Vector Tobacco. Liggett's brands contributed 105.4% of our tobacco gross profit and Vector Tobacco's brand cost 5.4% for the three months ended September 30, 2003. Over the same period in 2002, Liggett's brands contributed 114.3% and Vector Tobacco's brands cost 14.3%.

         Liggett's gross profit of $50,930 for the three months ended September 30, 2003 increased $3,743 from gross profit of $47,187 for the three months ended September 30, 2002. As a percent of revenues (excluding federal excise taxes), overall gross profit at Liggett increased to 59.3% for the three months ended September 30, 2003 compared to 53.2% for the same period in 2002, with gross profit for the premium segment increasing to 59.9% for the three months ended September 30, 2003 compared to 24.4% in the same period in 2002 and gross profit for the discount segment increasing to 59.3% in the three months ended September 30, 2003 from 57.5% in the same period in 2002. The overall increase in Liggett's gross profit is due primarily to lower estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the reduction in promotional spending on discount brands discussed above and the disproportionate volume of promotions-related product in the 2002 quarter included in cost of goods sold.

         REAL ESTATE REVENUES. New Valley's real estate revenues of $1,797 for the three months ended September 30, 2003 represented rental revenues from New Valley's two office buildings which were acquired in December 2002. There were neither significant revenues nor expenses associated with real estate operations for the three months ended September 30, 2002.

         EXPENSES. Operating, selling, general and administrative expenses, net of the restructuring and impairment charges of $20,079, were $38,367 for the three months ended September 30, 2003 compared to $40,958 for the same period last year. The decrease of $2,591 was due primarily to a $2,786 decrease in operating expenses at Vector Tobacco. Liggett's expenses decreased $297 primarily as a result of efficiencies realized relating to the formation of Liggett Vector Brands in March 2002. The restructuring and impairment charges in the third quarter 2003 relate to the closing of Vector Tobacco's Timberlake, North Carolina facility and related impairment of fixed assets. Expenses at Liggett were $19,635 for the three months ended September 30, 2003 compared to $19,932 for the same period last year. Expenses at Vector Tobacco, net of the restructuring and impairment charges, for the three months ended September 30, 2003 were

$11,538, compared to expenses of $14,324 for the three months ended September 30, 2002. The decreases in normal operating expenses at Liggett and Vector Tobacco were offset by an increase in New Valley's real estate expenses of $1,186 and minimally offset by an increase at the corporate level.

         For the quarter ended September 30, 2003, Liggett's operating income increased by $4,040 to $31,295 compared to $27,255 in the prior year primarily due to the reduction in overall promotional spending, increased gross profit margins specifically on premium brands and product mix. Vector Tobacco's operating loss, which includes the $20,079 in restructuring and impairment charges, increased to $34,374 for the quarter ended September 30, 2003 when compared to the operating loss of $20,239 for the same period in 2002.

         OTHER INCOME (EXPENSES). For the three months ended September 30, 2003, other income (expenses) was a loss of $4,241 compared to a loss of $16,928 for the three months ended September 30, 2002. Interest and dividend income were $844 for the 2003 period compared to $2,342 for the 2002 period and were offset in the 2003 period by interest expense of $7,422 compared to $7,112 in the quarter ended September 30, 2002. An additional expense in the 2002 period pertained to a provision for loss on notes receivable of $13,198 established by New Valley.

         LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the three months ended September 30, 2003 was $12,548 compared to a loss of $16,614 for the three months ended September 30, 2002. Income tax benefit was $3,240 and minority interests in income of subsidiaries were $72 for the three months ended September 30, 2003. Income tax benefit was $1,972 and minority interests in losses of subsidiaries were $6,476 for the period ended September 30, 2002. The effective tax rates for the three months ended September 30, 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Total revenues were $407,169 for the nine months ended September 30, 2003 compared to $378,946 for the nine months ended September 30, 2002. This 7.4% ($28,223) increase in revenues was due to an $8,710 or 2.3% increase in revenues at Liggett, a $14,801 increase in revenues at Vector Tobacco and an increase of $4,712 in real estate revenues at New Valley.

         TOBACCO REVENUES. In April 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. In July 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. In December 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT. In February 2003, Liggett increased its net sales price for other selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton.

         For the nine months ended September 30, 2003, net sales at Liggett totaled $381,398, compared to $372,688 for the first nine months of 2002. Revenues increased by 2.3% ($8,710) due to net price increases of $9,589 and a 0.4% increase in unit sales volume (approximately 27.2 million units) accounting for $1,375 in positive volume variance, partially offset by $2,254 in unfavorable sales mix. Revenues at Vector Tobacco for the nine months ended September 30, 2003 were $20,398 and related primarily to sales of QUEST compared to revenues of $5,597, which related to sales of OMNI for the nine months ended September 30, 2002.

         Premium sales at Liggett for the nine months ended September 30, 2003 amounted to $23,356 and represented 6.1% of total Liggett sales, compared to $37,199 and 10.0% of total sales for the same period of 2002. In the premium segment, revenues decreased by 37.2% ($13,843) for the nine months ended September 30, 2003, compared to the prior year period, due to an unfavorable price variance of $8,881, primarily associated with promotional activities, and an unfavorable volume variance of $4,962.

         The decline in Liggett's premium sales revenue during the 2002 and 2003 periods reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity from the major U.S. cigarette manufacturers.

         Discount sales at Liggett for the nine months ended September 30, 2003 amounted to $358,042 and represented 93.9% of total Liggett sales, compared to $335,489 and 90.0% of total Liggett sales for the nine months ended September 30, 2002. In the discount segment, revenues grew by 6.7% ($22,553) for the nine months ended September 30, 2003 compared to the prior year period, due to net price increases of $18,469 and to a 1.3% gain in unit sales volume (approximately 87.5 million units) accounting for $4,243 in positive volume variance, partially offset by an unfavorable product mix of $159.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $139,284 for the nine months ended September 30, 2003 compared to $115,668 for the nine months ended September 30, 2002, an increase of $23,616 or 20.4% when compared to the same period last year, due primarily to the reduction in promotional spending and volume and price increases discussed above at Liggett offset by costs associated with the operations of Vector Tobacco. Liggett's brands contributed 105.4% to our tobacco gross profit and Vector Tobacco cost 5.4% for the nine months ended September 30, 2003. Over the same period in 2002, Liggett brands contributed 111.4% to our gross profit and Vector Tobacco's brands cost 11.4%.

         Liggett's gross profit of $146,781 for the nine months ended September 30, 2003 increased $17,969 from gross profit of $128,812 for the nine months ended September 30, 2002. As a percent of revenues (excluding federal excise taxes), overall gross profit at Liggett increased to 61.9% for the nine months ended September 30, 2003 compared to 56.2% for the same period in 2002, with gross profit for the premium segment increasing to 63.2% for the nine months ended September 30, 2003 compared to 44.6% in the same period in 2002 and gross profit for the discount segment increasing to 61.8% in the nine months ended September 30, 2003 from 57.8% in the same period in 2002. This increase in Liggett's gross profit is due primarily to the inclusion of the lower estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the decrease in overall promotional spending on discount brands and the disproportionate volume of promotions-related product in the 2002 period, leading to higher gross margin in the current year.


         REAL ESTATE REVENUES. New Valley's real estate revenues were $5,373 for the nine months ended September 30, 2003. This compares to revenues of $661 from real estate activities for the nine months ended September 30, 2002, with the increase primarily attributable to the acquisition of the two office buildings in December 2002, offset by the absence of rental revenue from New Valley's remaining shopping center disposed of in May 2002.

         EXPENSES. Operating, selling, general and administrative expenses were $132,262 for the nine months ended September 30, 2003 compared to $132,451 for the same period last year. These expenses are net of restructuring and impairment charges of $20,079 at Vector Tobacco taken in the third quarter of 2003 and restructuring charges of $3,460 at Liggett taken in the first quarter of 2002. Expenses at Liggett were $57,636 for the nine months ended September 30, 2003 compared to $54,702, an increase of $2,934 over the same period in 2002, due to increased legal, marketing and pension expenses. Expenses at Vector Tobacco for the nine months ended September 30, 2003 were $52,136, compared to expenses of $51,732 for the nine months ended September 30, 2002, an increase of $404.

         New Valley's expenses for real estate operations increased $1,748 in the 2003 period due primarily to higher expenses resulting from the acquisition of the office buildings offset by the expense associated with the shopping center and expenses associated with the closing of BrookeMil's Russian operations.

         For the nine months ended September 30, 2003, Liggett's operating income increased to $89,145 compared to $70,650 for the prior year period due primarily to the higher gross profit discussed above and the $3,460 restructuring charge in the 2002 period. Vector Tobacco's operating loss was $79,980 including the restructuring and impairment charges of $20,079 for the nine months ended September 30, 2003 compared to $64,876 in the 2002 period.

         OTHER INCOME (EXPENSES). For the nine months ended September 30, 2003, other income (expenses) was a loss of $17,938 compared to a loss of $13,922 for the nine months ended September 30, 2002. In the 2003 period, interest expense of $23,087 was offset by interest and dividend income of $3,416, a gain on sale of investments of $1,076 and equity income from non-consolidated New Valley real estate businesses of $636. In the 2002 period, interest expense of $19,417 and a provision for uncollectibility of notes receivable at New Valley of $13,198 were offset by interest and dividend income of $7,743, a gain on sale of assets, which included $8,484 related to the gain on the sale of BrookeMil in April 2002 by New Valley, and a gain on sale of investments of $1,715.

         LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations before income taxes and minority interests for the nine months ended September 30, 2003 was $25,622 compared to a loss of $33,504 for the nine months ended September 30, 2002. Income tax benefit was $4,482 and minority interests in income of subsidiaries was $1,981 for the nine months ended September 30, 2003. This compared to tax benefit of $5,643 and minority interests in losses of subsidiaries of $4,490 for the nine months ended September 30, 2002. The effective tax rates for the nine months ended September 30, 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $30,092 for the nine months ended September 30, 2003 and decreased $108,534 for the nine months ended September 30, 2002.

         Net cash used in operations for the nine months ended September 30, 2003 was $9,660 compared to net cash used in operations of $35,602 for the comparable period of 2002. Cash used in operations in 2003 resulted primarily from a net loss of $19,159 and an increase in inventories of $16,972 offset by non-cash restructuring charges and depreciation and amortization. Cash used in operations for the nine months ended September 30, 2002 resulted primarily from the nine month operating loss, increased inventories and increased current taxes offset by a reduction in accounts receivable and the non-cash impact of depreciation and amortization, non-cash stock-based expense and a provision for uncollectibility of notes receivable.

         Cash provided by investing activities of $33,187 in 2003 compares to cash used of $48,172 in 2002. In the nine months ended September 30, 2003, cash was provided primarily through the sale or maturity of investment securities, sale of long-term investments and other assets for $113,891 offset primarily by the purchase of investment securities for $49,127, the purchase of an investment in real estate businesses at New Valley for $9,500, an increase in restricted assets of $13,691 and capital expenditures of $7,691. In the nine months ended September 30, 2002, cash was used principally for acquisition of Medallion for $50,000 and for the purchase of machinery and equipment for $39,284 as well as for the issuance of a note receivable at New Valley for $4,000. These expenditures were offset primarily by net proceeds received from the sale by New Valley of BrookeMil for $20,461 and the net sale or maturity of investment securities of $24,137.

         Cash used in financing activities was $53,619 in 2003 compared to cash used of $24,760 in 2002. In the nine months ended September 30, 2003, cash was used primarily for dividends of $44,371 and repayments on debt of $26,764 offset by net borrowings of $16,227 under the revolver and proceeds from the exercise of warrants and options of $1,106. In the nine months ended September 30, 2002, cash was used primarily for dividends of $39,906, repayments of debt of $10,355 and New Valley's repayment of the participating loan to Apollo in connection with the sale of BrookeMil, offset by proceeds from debt of $37,635, and proceeds from the exercise of options of $1,196.

         LIGGETT. Liggett has a $40,000 credit facility under which $16,227 was outstanding at September 30, 2003. Availability under the facility was approximately $23,583 based on eligible collateral at September 30, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.25% at September 30, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $45,635 and net working capital was $55,279 as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at September 30, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility.

         In April 2003, the credit facility was amended to increase the maximum credit available under the facility to $45,000 for the period through October 15, 2003. We guaranteed $10,000 of borrowings under the facility and collateralized the guarantee with $10,000 in cash. Our guarantee was terminated, and the pledge of the cash collateral released, on October 16, 2003.

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

         In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve's guarantee is negligible at September 30, 2003.

         On July 16, 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at September 30, 2003 of approximately $1,373. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $750, of which $550 is refundable if the purchaser terminates the agreement prior to January 12, 2004. Liggett will be entitled to receive additional option fees of up to $750 during the remaining option period. The option fees will generally be creditable against the purchase price and are refundable in part upon termination of the agreement. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

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

         V.T. AVIATION. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $6,125.

         In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $2,793. During the fourth quarter of 2003, we plan to transfer this airplane to a direct subsidiary of ours which will assume the debt.

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

         On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., a discount cigarette manufacturer, and related assets from Medallion's principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At September 30, 2003, $6,250 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

         VGR HOLDING. In May 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. In April 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $24,500. The notes were priced to provide purchasers with a 15.75% yield to maturity. The notes are on the same terms as the $60,000 principal amount of senior secured notes previously issued. All of the notes have been guaranteed by us and by Liggett.

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Brooke (Overseas) Ltd., Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at September 30, 2003) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett and Vector Tobacco to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus, for periods through December 31, 2003, additional amounts including up to $100,000 during the period commencing on June 30, 2003 and ending on September 29, 2003 and $50,000 during the period commencing on September 30, 2003 and ending on December 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. We recognized a loss of $1,320 in 2002 on the early extinguishment of debt.

         In connection with an additional amendment to the note purchase agreement, VGR Holding repurchased a total of $8,000 of the notes in the second quarter of 2003 and $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. The Company recognized losses of $1,197 in the second quarter and $524 in the third quarter of 2003 on the early extinguishment of debt.

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

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2003, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at September 30, 2003, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $16,500, dividends on our outstanding shares (currently at an annual rate of approximately $62,000) and corporate expenses. In addition, VGR Holding repurchased in the second and third quarters of 2003 a total of $12,000 of the notes at a price of 100% of the principal amount plus accrued interest. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $27.91 at November 13, 2003, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at September 30, 2003.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2003, our deferred income tax liabilities exceeded our deferred income tax assets by $108,385. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

         In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $116,000, including interest, net of tax benefits, through September 30, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of September 30, 2003, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 6%, with the rate adjust quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.


MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of September 30, 2003, approximately $89,139 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2003, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $815.

         We held investment securities available for sale totaling $76,194 at September 30, 2003. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.


NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after that date. We have not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148. (See Note 9 to our consolidated financial statements.)

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. Restructuring costs discussed in Note 2 to the consolidated financial statements have been accounted for in accordance with SFAS 146.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee and expanded disclosure of certain guarantees existing at December 31, 2002. The adoption of this statement did not impact our consolidated financial statements.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities", was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and December 15, 2003 for variable interest entities created prior to February 1, 2003. We do not believe this interpretation will have a material impact on our consolidated financial statements.

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The adoption of this statement did not impact our consolidated financial statements.


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

         Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors, including uncertainties and risks related to any potential costs or savings associated with the closing of the Timberlake manufacturing facility and related actions and our ability to realize estimated values on sales of excess manufacturing equipment. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.


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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2003, except for the issuance of shares of our common stock in connection with our 5% stock dividend paid on September 29, 2003. The issuance of these shares did not involve a "sale" under the Securities Act of 1933.

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

                  99.1     Material Legal Proceedings.

                 *99.2 New Valley Corporation's Interim Consolidated Financial Statements for the quarterly periods ended September 30, 2003 and 2002 (incorporated by reference to New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, Commission File No. 1-2493).


------------------------

* Incorporated by reference

              (b) REPORTS ON FORM 8-K

                  We filed the following Report on Form 8-K during the third quarter of 2003:

                                                  Financial
         Date                  Items             Statements
         ----                  -----             ----------

   August 15, 2003             7, 12                    None

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

Date: November 13, 2003