Form 10-K
period 2003-12-31
VECTOR GROUP LTD
filed 2004-03-15
CIK 59440

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K
                               ------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               ------------------

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

                                -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange on
          Title of each class                      which registered
          -------------------                      ----------------
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

         The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2003 was approximately $430 million.

         At March 12, 2004, Vector Group Ltd. had 39,087,653 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this report.

================================================================================

                                VECTOR GROUP LTD.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                     PART I

Item 1.       Business.......................................................................        1
Item 2.       Properties.....................................................................       35
Item 3.       Legal Proceedings..............................................................       36
Item 4.       Submission of Matters to a Vote of Security Holders;
              Executive Officers of the Registrant...........................................       36

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..........       39
Item 6.       Selected Financial Data........................................................       40
Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................       41
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................       63
Item 8.       Financial Statements and Supplementary Data....................................       63
Item 9.       Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................       63
Item 9A.      Controls and Procedures........................................................       63

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.............................       64
Item 11.      Executive Compensation.........................................................       64
Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters................................................       64
Item 13.      Certain Relationships and Related Transactions.................................       64
Item 14.      Principal Accounting Services and Fees.........................................       64

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K................       65

SIGNATURES...................................................................................       74

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Vector Group Ltd., a Delaware corporation, is a holding company for a number of businesses. We hold these businesses through our wholly-owned subsidiary VGR Holding Inc. We are engaged principally in:

         - the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc., and

         - the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc.

         During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has enhanced distribution and marketing capabilities.

         In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco's other cigarette brands has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce approximately 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transitioned production from Timberlake to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.

         Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies. In December 2002, New Valley acquired two office buildings in Princeton, New Jersey and increased its ownership to 50% in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

         We are controlled by Bennett S. LeBow, our Chairman and the Chairman of New Valley, who beneficially owns approximately 35.9% of our common stock.

         Financial information relating to our business segments can be found in
Note 22 to our consolidated financial statements. For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and includes the former operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). References to the Vector Tobacco segment include the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for these purposes, exclude the operations of Medallion.

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

         Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett's domestic shipments of approximately 9.8 billion cigarettes during 2003 accounted for 2.6% of the total cigarettes shipped in the United States during such year. This market share percentage represents an increase of 0.1% from 2002 and an increase of 0.4% from 2001. Historically, Liggett has produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to brands that were traditionally considered premium brands to become more appropriately categorized as branded discount, despite their premium list price. Liggett's EVE brand would fall into that category. Approximately 94.6% of Liggett's unit volume in 2003 was in the discount segment, which Liggett's management believes has been the primary growth segment in the industry for over a decade.

         Liggett's cigarettes are produced in approximately 240 combinations of length, style and packaging. Liggett's current brand portfolio includes:

         - LIGGETT SELECT - the second largest brand in the deep discount category;

         - EVE - a leading brand of 120 millimeter cigarettes in the branded discount category;

         - JADE - the industry's newest free-standing branded discount menthol brand;

         -        PYRAMID - the industry's first branded discount brand; and

         -        USA and various control and private label brands.

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing Pyramid, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett's family of brands, comprising 50.9% of Liggett's unit volume in 2003, 42.1% in 2002 and 31.6% in 2001. According to Management Science Associates data, Liggett held a share of approximately 9.4% of the overall discount market segment for 2003 compared to 8.3% for 2002 and 7.6% for 2001.

         Liggett's premium cigarettes represented approximately 6.2% in 2003, 9.0% in 2002 and 15.5% in 2001 of Liggett's revenues. According to Management Science Associates data, Liggett's unit share of the premium market segment was approximately 0.2% in 2003, 0.3% in 2002 and 0.3% for 2001. Until May 1999, Liggett produced four premium cigarette brands: L&M, Chesterfield, Lark and Eve. As part of the Philip Morris brand transaction (which is further described below) which closed in May 1999, Liggett transferred the L&M, Chesterfield and Lark brands.

         Liggett introduced nationally a new premium cigarette, JADE, in September 2001. JADE is a menthol cigarette with unique holographic packaging. JADE's sales represented 14.2% of Liggett's total premium unit sales during 2003, 27.8% during 2002 and 17.7% during 2001.

         Effective February 1, 2004, Liggett reduced the JADE and EVE list prices to the branded discount level from the premium price level. During 2003, the net list prices for JADE and EVE were at the branded discount level after giving effect to promotional spending.

         The source of industry data in this report is Management Science Associates, an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. Management Science Associates' information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by it. Liggett management believes that the volume and market share information published by Management Science Associates for these manufacturers is understated and, correspondingly, share information for the larger manufacturers, including Liggett, is overstated by Management Science Associates.

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

         In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old plant in Durham, North Carolina to the Mebane facility in October 2000. Effective January 1, 2004, Liggett produces all of Vector Tobacco's cigarette brands at the Mebane facility pursuant to a contract manufacturing agreement.

         At the present time, Liggett has no foreign operations. Liggett does not own the international rights to Eve, which is marketed by Philip Morris in foreign markets. Prior to 2003, Liggett exported other cigarette brands primarily to Eastern Europe and the Middle East. Revenues from export sales were $0.2 million for 2002 and $0.9 million for 2001. Operating income attributable to export sales amounted to approximately $36,000 in 2002 and $0.3 million in 2001. In 2000, Liggett effectively terminated its export business, other than to complete existing contracts, as domestic margins, on even the lowest priced brands, exceeded those of its export sales.

         Business Strategy. Liggett's business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett has received under the settlement agreements with the state attorneys general and the Master Settlement Agreement. Liggett's long-term business strategy is to continue to focus its marketing efforts on the discount segment of the market and to pursue niche opportunities in the premium segment. Liggett will seek to increase its profitability by continuing to upgrade the efficiency of its manufacturing operation at the Mebane facility and by better targeting of marketing and selling costs using market research and analysis. Liggett intends to continue to reinvest a portion of cost savings and a portion of any future price increases in marketing to grow its volume and income from LIGGETT SELECT and its other brands in the discount segment. Liggett's strategy for EVE and JADE is to improve the profitability of these brands through expanded distribution and targeted promotional strategies focused on the consumer. In addition, Liggett may bring other niche-driven brands to the market in the future. Liggett may also pursue strategic acquisitions of smaller tobacco manufacturers.

         Sales, Marketing and Distribution. Liggett's products are distributed from a central distribution center in Mebane to 20 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution centers to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

         Liggett's customers are primarily candy and tobacco distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 16.6% of its revenues in 2003, 16.5% of its revenues in 2002 and 23.5% of its revenues in 2001. Sales to this customer were primarily in the private label discount segment and constituted approximately 17.7% in 2003, 18.1% in 2002 and 27.9% in 2001 of Liggett's revenues from discount cigarettes.

         During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has enhanced distribution and marketing capabilities. In connection with the formation of the Liggett Vector Brands entity, we took a restructuring charge of $3.46 million in the first quarter of 2002, related to the reorganization of our business. As of March 31, 2003, these restructuring activities had been substantially completed.

         Trademarks. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets. Trademark registrations typically have a duration of ten years and can be renewed at Liggett's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiary, Eve Holdings Inc., except for the JADE trademark, which is licensed on a long-term exclusive basis from a third-party for use in connection with cigarettes.

         Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2003, virtually all of Liggett's commitments were for the purchase of foreign tobacco.

         Liggett's cigarette manufacturing facilities in Mebane, North Carolina were designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 240 different brand styles under Eve's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.

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

         During 2003, Liggett leased two 100 millimeter box packers, which will allow Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4.5 million.

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce approximately 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transitioned production from its Timberlake facility, which has been closed, to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, we have eliminated approximately 150 positions.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.

         Competition. Liggett's competition is now divided into two segments. The first segment is made up of the four largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company. The four largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.

         Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, in recent years, a number of these smaller companies have been able to overcome these competitive barriers due to excess production capacity in the industry and the cost advantage for certain manufacturers and importers created by the Master Settlement Agreement.

         Recently, during the phase-in payment period under the Master Settlement Agreement, these smaller manufacturers and importers have generally not yet been impacted to a significant degree by the agreement and, because of their significant cost advantages, have primarily focused on the deepest discount segment of the market. Liggett's management believes, while these companies have significantly increased market share through competitive discounting in this segment, they will lose their cost advantage over time as their payment obligations under the Master Settlement Agreement increase and the agreement's provisions are more effectively enforced by the states.

         In the cigarette business, Liggett competes on a dual front. The four major manufacturers compete among themselves and with Liggett for premium brand market share on the basis of brand loyalty, advertising and promotional activities, and trade rebates and incentives. These four competitors all have substantially greater financial resources and most of their brands have greater sales and consumer recognition than Liggett's premium brands. Liggett's discount brands must also compete in the marketplace with the four major manufacturers' discount brands as well as the smaller manufacturers' and importers' deep discount brands.

         According to Management Science Associates data, Philip Morris' and RJR's unit sales together accounted for approximately 72% of the domestic cigarette market in 2003. Liggett's domestic shipments of approximately 9.8 billion cigarettes during 2003 accounted for 2.6% of the approximately 371.5 billion cigarettes shipped in the United States during that year, compared to
9.8 billion cigarettes in 2002 (2.5%) and 9.1 billion cigarettes (2.2%) during 2001. RJR and Brown & Williamson announced in October 2003 plans to combine their United States tobacco businesses. This transaction, if completed, will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American.

         Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates data indicating that domestic industry-wide shipments decreased by approximately 5.1% (20 billion units) in 2003. Liggett's management believes this decline may be overstated due to volume for various smaller manufacturers being understated by Management Science Associates. However, Liggett's management does believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses, which have contributed to high cigarette price levels in recent years.

         Historically, because of their dominant market share, Philip Morris and RJR have been able to determine cigarette prices for the various pricing tiers within the industry and the other cigarette manufacturers have brought their prices in line with the levels established by the two industry leaders. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers' list price gap. Recent discounting by manufacturers has been far greater than historical levels, and the actual price gap between premium and deep-discount cigarettes has changed accordingly. This has led to shifts in price segment performance depending upon the actual retail price gaps of products at retail.

         Acquisition of Medallion. In April 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Gary L. Hall, Medallion's principal stockholder. The total purchase price consisted of $50 million in cash and $60 million in notes, with the notes guaranteed by us and Liggett. Medallion is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Medallion is a participating manufacturer under the Master Settlement Agreement. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.1 billion units in 2003).

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

         Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. As discussed in Note 12 to our consolidated financial statements, the Internal Revenue Service has issued to us a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.

VECTOR TOBACCO INC.

         Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products.

         QUEST. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in six different menthol and nonmenthol varieties, each with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than
0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary, patented and patent pending processes and materials that enable the production of cigarettes with nicotine-free tobacco that smokes, tastes and burns like tobacco in conventional cigarettes. All six QUEST varieties are being sold in hard packs and are priced comparable to other premium brands.

         QUEST was initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by significant point-of-purchase campaigns, as well as store-related and periodic newspaper advertisements. Vector Tobacco has established a website, www.questcigs.com, and a toll free hotline, 1-866-QUEST123, to provide consumers with additional information about QUEST.

         The premium segment of the tobacco industry is currently experiencing intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we intend to take a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In addition, we are utilizing the information that we have obtained since the introduction of the QUEST non-menthol product to more specifically target our focus in the seven state market in the coming months. Based upon those results, the success of the menthol product and market conditions in the premium segment, we will make a determination on the timing of a national launch of QUEST at a later date.

         Vector Tobacco also introduced QUEST and QUEST Menthol into an expansion market in Arizona in January 2004. Arizona accounts for approximately 1% of the industry volume nationwide.

         QUEST brand cigarettes are currently marketed to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation. To emphasize this important point for consumers, Vector Tobacco has included the following additional prominent warning on its QUEST advertising: "WARNING: This product is NOT intended for use in quitting smoking. QUEST is for smokers seeking to reduce nicotine exposure only." Vector Tobacco makes no claims that QUEST is safer than other cigarette products.

         In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center's Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid and has asked the Food and Drug Administration to supply us with guidance as to the additional research and regulatory filings necessary to market QUEST as a smoking cessation product.

         The nicotine-free tobacco in QUEST cigarettes is produced by genetically modifying nicotine-producing tobacco plants, using a combination of patented and patent pending processes and materials to produce tobacco plants which are essentially nicotine-free. Management believes that, based on testing at Vector Tobacco's research facility, the QUEST 3 product will contain trace levels of nicotine that have no discernible physiological impact on the smoker, and that, consistent with other products bearing "free" claims, QUEST 3 may be labeled as "nicotine-free" with an appropriate disclosure of the trace levels. The QUEST 3 product is similarly referred to in this report as "nicotine-free". As the process genetically blocks formation of nicotine in the root of the plant, the tobacco leaf taste is not affected. Cigarettes produced with this technology have been tested in focus groups, with such tests indicating that these cigarettes smoke, taste and burn like conventional cigarettes.

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

         During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5.1 million on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies as to the human effects of OMNI's reduction of carcinogens and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.

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

         The relationship between smoking and disease occurrence is exceedingly complex. Vector Tobacco has begun the process of devising and funding studies of the health impact of the OMNI product. Vector Tobacco does not presently have any objective evidence that OMNI cigarettes will reduce the known health risks of cigarette smoking to the smoker or nonsmoking bystander, and no health claims are being made by Vector Tobacco.

         Manufacturing and Marketing. The QUEST brands are priced as premium cigarettes and marketed by the sales representatives of Liggett Vector Brands, which coordinates and executes the sales and marketing efforts for all our tobacco operations. In the fourth quarter of 2002, Vector Tobacco began production of QUEST at a facility it had purchased in Timberlake, North Carolina, and converted into a modern cigarette manufacturing plant. In October 2003, we announced that we would close Vector Tobacco's Timberlake facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco's other cigarette brands has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce approximately 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transitioned production from Timberlake to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.

         As a result of these actions, we currently expect to realize annual cost savings of approximately $23 million beginning in 2004. We recognized pre-tax restructuring and impairment charges of $21.3 million in 2003, and additional charges of approximately $0.2 million will be taken in the first quarter 2004. Approximately $2 million relates to employee severance and benefit costs, $0.7 million to contract termination and exit and moving costs, and $18.8 million to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to fair value less costs to sell. The asset impairment charges are based on management's current estimates of the values we will be able to realize on sales of excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.

         Vector Tobacco has entered into negotiations to sell the Timberlake facility, including all equipment not relocated to Mebane.

         The OMNI product uses traditional tobaccos, and the QUEST 3 product uses genetically modified tobacco grown specifically for Vector Tobacco. The Quest 1 and 2 products use a mixture of the genetically modified tobacco as well as traditional tobaccos.

         The introduction of the QUEST and OMNI brands required the expenditure of substantial sums for advertising and sales promotion. The advertising media used included magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of store coupons, point-of-sale display and advertising, advertising in print media, and personal contact with distributors, retailers and consumers.

         Expenditures by Vector Tobacco for research and development activities were $9.8 million in 2003, $9.7 million in 2002 and $12.6 million in 2001.

         Competition. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than it, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced that it is developing products that potentially reduce smokers' exposure to harmful compounds in cigarette smoke and may introduce such a product during 2004. R. J. Reynolds Tobacco Company has stated that in 2003 it began a phased expansion into a select number of retail chain outlets of a cigarette product that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. In 2002, Brown & Williamson Tobacco Corporation announced it was test marketing a new cigarette with reduced levels of many toxins which it may introduce on a national basis. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco's reduced nicotine, nicotine-free and reduced carcinogen products.

         Intellectual Property. Vector Tobacco is the exclusive sublicensee of the technology for reducing or eliminating nicotine in tobacco through certain genetic engineering techniques. Patent applications for this invention have been filed in the United States and more than 70 countries. Patents have been issued in 15 countries, including the United States. Patent applications in various countries around the world remain pending.

         Vector Tobacco has filed United States patent applications relating to the use of palladium and other compounds to reduce the presence of carcinogens and other toxins. Vector Tobacco has filed these patent applications internationally and may file additional patent applications relating to this invention as warranted by its ongoing research. Additional patent applications related to OMNI are currently being considered.

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

         Additionally, extensive research related to the biological basis of tobacco-related disease is being conducted at Vector Tobacco and together with third-party collaborators. This research is being directed by Dr. Anthony P. Albino, our Vice President of Public Health. Vector Tobacco believes that as this research progresses, it will generate additional intellectual property.

         Risks. Vector Tobacco's new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, potential disputes concerning Vector Tobacco's intellectual property, intellectual property of third parties, potential extensive government regulation or prohibition, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining tobacco, other raw materials and any technology needed to produce Vector Tobacco's products, market acceptance of Vector Tobacco's products, competition from companies with greater resources and the dependence on key employees. See the section entitled "Risk Factors".

LEGISLATION, REGULATION AND LITIGATION

         Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett's management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which state that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart and vascular disease, and emphysema.

         Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising and on certain categories of point-of-sale display materials relating to cigarettes. The Federal Cigarette Labeling and Advertising Act requires that packages of cigarettes distributed in the United States and cigarette advertisements in the United States bear one of the following four warning statements: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S
WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING:
Cigarette Smoke Contains Carbon Monoxide". The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning "Smoking is Addictive" on its cigarette packages.

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

         Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. Proposed legislation has also been introduced in Congress that would eliminate the federal tobacco quota system and impose assessments on manufacturers of tobacco products to compensate tobacco growers and quota holders for the elimination of their quota rights. The ultimate outcome of these proposals cannot be predicted, although they could have a material adverse effect on Liggett and us.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. Liggett began complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court's ruling, has continued to provide ingredient disclosure. Liggett also provides ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation.

         In 1993, Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1994, on an annualized basis. Manufacturers failing to satisfy these standards are obligated to pay a domestic marketing assessment based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government.

         In February 1996, the United States Trade representative issued an "advance notice of proposed rule making" concerning how tobaccos imported under a previously established tobacco tariff rate quota should be allocated. Currently, tobacco imported under the quota is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett and us.

         In January 1993, the Environmental Protection Agency released a report on the respiratory effect of secondary smoke which concluded that secondary smoke is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the agency seeking a determination that the agency did not have the statutory authority to regulate secondary smoke and that given the scientific evidence and the agency's failure to follow its own guidelines in making the determination, its classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the agency may have reached different conclusions had it complied with relevant statutory requirements. The federal government appealed the court's ruling. In December 2002, the United States Court of Appeals for the Fourth Circuit rejected the industry challenge to the EPA report ruling that it was not subject to court review. Issuance of the report may encourage efforts to limit smoking in public areas.

         A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending on the federal and state level which seek, among other things, to further restrict displays and advertising of cigarettes, require additional warnings, including graphic warnings, on cigarette packaging and advertising, ban vending machine sales and curtail affirmative defenses of tobacco companies in product liability litigation. This trend has had, and is likely to continue to have, an adverse impact on Liggett and us.

         Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2003, 15 states and the District of Columbia enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and several states have pending legislation proposing further state excise tax increases. In 2004, several states are likely to impose additional taxes on cigarettes. Management believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

         Various state governments have adopted or are considering adopting legislation establishing fire safety standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state's Office of Fire Prevention and Control, referred to as the "OFPC," with developing standards for "fire-safe" or self-extinguishing cigarettes. The OFPC has issued regulations requiring that by June 28, 2004 all cigarettes offered for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Certain design and manufacturing changes will be necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York state excise tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have not historically provided products that would be compliant under these new OFPC regulations. Liggett and Vector Tobacco expect, however, to supply compliant products by June 28, 2004. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.

         Federal or state regulators may object to Vector Tobacco's low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on Vector Tobacco's business, operating results and prospects.

         The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2003, there were approximately 377 individual suits, approximately 32 purported class actions or actions where class certification has been sought and approximately 18 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,050 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. There are eight individual actions where Liggett is the only defendant, with three of these cases currently scheduled for trial between April 2004 and August 2004. These cases are referred to herein as though commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or against Brooke Group Holding, our predecessor, and a wholly-owned subsidiary of VGR Holding). The plaintiffs' allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20 billion annually. The action asserts claims under three Federal statutes: the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In September 2000, the court dismissed the government's claims based on the Medical Care Recovery Act and the Medicare Secondary Payor provisions, reaffirming its decision in July 2001. In the September 2000 ruling, the court also determined not to dismiss the government's RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's motion which sought partial summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. In January 2004, the court granted one of the government's pending motions and dismissed certain equitable defenses of defendants. The remaining motions for summary judgment filed by the government and defendants are still pending before the court.

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

         Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants' motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. State court cases have been dismissed in 10 states and the District of Columbia. A Kansas state court, in the case of Smith v. Philip Morris Companies Inc., et al., granted class certification in November 2001. In April 2003, plaintiffs' motion for class certification was granted in Romero v. Philip Morris Companies Inc., a case pending in New Mexico state court, which decision has been appealed. Liggett is one of the defendants in the Kansas and New Mexico cases.

         In 1996, 1997 and 1998, Brooke Group Holding and Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.

         In November 1998, Philip Morris, RJR, Brown & Williamson, Lorillard and Liggett entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those settling jurisdictions. As described above, Brooke Group Holding and Liggett had previous settlements with a number of these settling states. The Master Settlement Agreement received final judicial approval in each of the 52 settling jurisdictions.

         Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. According to Management Science Associates data, domestic shipments by Liggett and Vector Tobacco accounted for 2.2% of the total cigarettes shipped in the United States during 2001, 2.5% during 2002 and 2.7% during 2003. On April 15 of any year following a year in which Liggett's and/or Vector Tobacco's market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the annual and strategic contribution payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31.1 million for their 2001 Master Settlement Agreement obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37.5 million for their 2002 Master Settlement Agreement obligations. Liggett and Vector Tobacco have expensed $35.9 million for their estimated Master Settlement Agreement obligations for 2003 as part of cost of goods sold. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the Master Settlement Agreement whereby they agreed to pay $2.5 million in April 2004. The settlement resolved Liggett's and Vector Tobacco's claims that they were entitled to a reduction in its Master Settlement Agreement payments as a result of market share loss to non-participating manufacturers for payments based on sales through December 31, 2002. Under the annual and strategic contribution payment provisions of the Master Settlement Agreement, the original participating manufacturers (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

Year                                                           Amount
----                                                           ------
2004 - 2007.............................................    $8.0 billion
2008 - 2017.............................................    $8.1 billion
2018  and each year thereafter..........................    $9.0 billion

         These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each participating manufacturer and are not the responsibility of any parent or affiliate of a participating manufacturer.

         The Master Settlement Agreement replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the Master Settlement Agreement, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, any payments due these states by Liggett (with certain possible exceptions) have been eliminated, other than a $0.1 million a year payment to Minnesota starting in 2003, to be paid any year cigarettes manufactured by Liggett are sold in the state.

         Cigarette manufacturers that have not signed the Master Settlement Agreement ("non-participating manufacturers") are required by law to make escrow deposits in each settling state where they sell cigarettes. The amount of escrow deposit is based on the number of cigarettes the non-participating manufacturer sells in the settling state. The escrow deposits are intended as a source of funds to pay potential future judgments against the non-participating manufacturers for smoking-related healthcare costs. Forty-two states have passed, and various states are considering, legislation intended to prevent non-participating manufacturers from evading their escrow deposit obligations. Under this legislation, distributors are prohibited from selling or applying excise tax stamps to any cigarette brand that is not on a state-approved list. In order for a brand to be on the state-approved list, the manufacturer must be a compliant party to the Master Settlement Agreement, or must be a non-participating manufacturer that has made all required escrow deposits. Failure to make escrow deposits in a settling state could result in the loss of a non-participating manufacturer's ability to sell tobacco products in that state. Additionally, 23 states have enacted, and several other states have pending, legislation, known as an "allocable share" amendment, that is designed to correct a loophole in the settling states' escrow statutes. The loophole allows many non-participating manufacturers to obtain a refund of monies deposited into escrow, and thereby reduce, in many cases substantially, the amounts they deposit into escrow.

         In May 1994, an action entitled Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial was to be conducted before separate juries to address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. In April 2000, the jury awarded compensatory damages of $12.7 million to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5.8 million, was not timely filed. In July 2000, the jury awarded approximately $145 billion in the punitive damages portion of Phase II against all defendants including $790 million against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provided for interest at the rate of 10% per year on the jury's award, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett appealed the court's order.

         In May 2003, Florida's Third District Court of Appeals decertified the Engle class and set aside the jury's decision in the case against Liggett and the other cigarette makers, including the $145 billion punitive damages award. The intermediate appellate court ruled that there were multiple legal bases why the class action trial, including the punitive damages award, could not be sustained. The court found that the class failed to meet the legal requirements for class certification and that class members needed to pursue their claims on an individualized basis. The court also ruled that the trial plan violated Florida law and the appellate court's 1996 certification decision, and was unconstitutional. The court further found that the proceedings were irretrievably tainted by class counsel's misconduct and that the punitive damages award was bankrupting under Florida law.

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

         Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790 million punitive damages award against Liggett and decertified the Engle smoking and health class action. Class counsel in Engle is pursuing various appellate remedies seeking reversal of the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3.45 million bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9.7 million pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37.5 million (subsequently reduced by the court to $25.1 million) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

         It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         Liggett's and Vector Tobacco's management is unaware of any material environmental conditions affecting its existing facilities. Liggett's and Vector Tobacco's management believes that current operations are conducted in accordance with all environmental laws and regulations. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett or Vector Tobacco.

         Liggett's management believes that it is in compliance in all material respects with the laws regulating cigarette manufacturers.

         See Note 16 to our consolidated financial statements, which contains a description of legislation, regulation and litigation and of the Master Settlement Agreement and Brooke Group Holding's and Liggett's other settlements.

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

NEW VALLEY CORPORATION

         General. New Valley, a Delaware corporation, is engaged in the real estate business and is seeking to acquire additional operating companies. New Valley owns, through its New Valley Realty Division, two commercial office buildings in Princeton, New Jersey and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. New Valley (NASDAQ: NVAL) is registered under the Securities Exchange Act of 1934 and files periodic reports and other information with the SEC.

         As of March 12, 2004, VGR Holding holds, either directly or indirectly through VGR Holding's wholly-owned subsidiary, New Valley Holdings, Inc., approximately 58.1% of the common shares of New Valley.

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

         In October 1999, New Valley's board of directors authorized the repurchase of up to 2,000,000 common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2003, New Valley had repurchased 1,185,615 shares for approximately $4.7 million.

         Plan of Recapitalization. New Valley consummated a plan of recapitalization on June 4, 1999, following approval by New Valley's stockholders. Pursuant to the plan of recapitalization:

         - each $15.00 Class A senior preferred share ($100 liquidation) was reclassified into 20 Common Shares and one Warrant exercisable for five years,

         - each $3.00 Class B preferred share was reclassified into 1/3 of a common share and five warrants, and

         - each outstanding common share was reclassified into 1/10 of a common share and 3/10 of a warrant.

         The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Class A preferred shares in January 2003. Also as a result of the recapitalization, the number of outstanding common shares more than doubled, and additional common shares were reserved for issuance upon exercise of the warrants, which have a current effective exercise price of $11.30 per common share and expire on June 14, 2004. In addition, we increased our ownership of the common shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. We currently own approximately 58.1% of New Valley's common shares. If all outstanding warrants were exercised, the percentage of the common shares that we own would decline to approximately 40%.

         Business Strategy. Following the distribution of the Ladenburg Thalmann Financial Services shares in 2001 and asset dispositions in Russia in December 2001 and April 2002 (discussed below), New Valley is engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. In the interim, New Valley's cash and investments (aggregating approximately $84.5 million at December 31, 2003) are available for general corporate purposes, including for acquisition purposes.

         As a result of the distribution of the Ladenburg Thalmann Financial Services shares, New Valley's broker-dealer operations, which were the primary source of New Valley's revenues between May 1995 and December 2001, have been treated as discontinued operations in our consolidated financial statements. See "Discontinued Operations - Broker-Dealer".

         New Valley Realty Division

         Acquisition of Office Buildings. On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, New Jersey for an aggregate purchase price of $54 million. New Valley purchased the two adjacent office buildings, located at 100 and 150 College Road West, from 100 College Road, LLC, an entity affiliated with Patrinely Group LLC and Apollo Real Estate Investment Fund III, L.P. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space.

         New Valley acquired a fee simple interest in each office building (subject to certain rights of existing tenants) and in the underlying land for each property. Space in the office buildings is leased to commercial tenants and, as of December 31, 2003, the office buildings were approximately 98% occupied.

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

         Hawaiian Hotel. In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $7.4 million in the project and had committed to make additional investments of up to an aggregate of $5.1 million as of December 31, 2003. New Valley funded $1.5 million of this amount in February 2004. New Valley accounts for its investment in Koa Investors under the equity method and recorded losses of $0.3 million and $1.3 million in 2003 and 2002, respectively, associated with the Kona Surf Hotel. Koa Investors' losses primarily represent management fees and the loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property.

         The hotel, which is currently closed, is located on a 20-acre tract, which is leased under two ground leases with Kamehameha Schools, the largest private land owner in Hawaii. In December 2002, Koa Investors and Kamehameha amended the leases to provide for significant rent abatements over the next ten years and extended the remaining term of the leases from 33 years to 65 years. In addition, Kamehameha granted Koa Investors various right of first offer opportunities to develop adjoining resort sites.

         Koa Investors has entered into an agreement with Starwood Hotels and Resorts Worldwide, Inc. for Starwood to manage the hotel when it reopens as the Sheraton Keauhou Bay Resort & Spa, a four star family resort with approximately 525 rooms. The planned major renovation of the property includes comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and spa, retail stores and new restaurants. A 10,000 square foot convention center, wedding chapel and other revenue producing amenities would also be restored.

         Koa Investors estimates that the cost of the hotel's renovation will be approximately $55 million. Preliminary development is underway and, subject to completing the necessary financing arrangements, the reopening of the hotel is currently scheduled for late 2004. A predevelopment credit line of $6.5 million has been obtained from a Taiwanese lender. Koa Investors is currently in negotiations with a lender to provide construction financing for the planned renovation. However, no assurance can be given that the necessary financing will be available on terms acceptable to Koa Investors. Koa Investors has capitalized all costs related to the acquisition and development of the property.

         Sales of Shopping Centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses and recorded a gain of approximately $0.9 million on the sale. In May 2002, New Valley disposed of its remaining shopping center in Kanawha, West Virginia and recorded a gain of approximately $0.6 million for the year ended December 31, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

         Douglas Elliman Realty, LLC. During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, which conducts business as Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Douglas Elliman Realty also agreed, upon receipt of the required regulatory approvals, to contribute to Douglas Elliman Realty their interests in the related mortgage company.

         In March 2003, Douglas Elliman Realty purchased the New York City - based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9.5 million, bears interest at 12% per annum and is due in March 2013. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman's affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area's largest manager of rental, co-op and condominium housing.

         New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley recorded income of $1.2 million in 2003 and $0.6 million in 2002 associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and 46% of the mortgage company's results from operations.

         Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 47 offices with more than 2,250 real estate brokers in the metropolitan New York area. The companies achieved combined sales of approximately $6.8 billion of real estate for the year ended December 31, 2003.

         Douglas Elliman was founded in 1911 and has grown to be one of Manhattan's leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has nine New York City offices, more than 900 real estate brokers and sales volume of approximately $4 billion of real estate for the year ended December 31, 2003.

         Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with approximately 37 offices. During 2003, Prudential Douglas Elliman Real Estate closed approximately 6,955 transactions, representing sales volume of approximately $2.8 billion of real estate. Prudential Douglas Elliman Real Estate's 37 offices serve approximately 250 communities from Manhattan to

Montauk. In 2003, Prudential Douglas Elliman Real Estate was ranked as one of the top 50 residential brokerage companies in the United States based on closed sales volume by the Real Trends broker survey.

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

         In December 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22 million, and Apollo received approximately $9.5 million. New Valley recorded a loss of approximately $21.8 million in connection with the sale in 2001.

         Western Realty Repin. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan were used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. The Kremlin sites were planned for development as a residential and hotel complex.

         In April 2002, New Valley sold the shares of BrookeMil for approximately $22 million before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7.5 million of the net proceeds from the sale and Apollo received approximately $12.5 million of the proceeds. New Valley recorded a gain on the sale of real estate of approximately $8.5 million for the year ended December 31, 2002 in connection with the sale.

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

         In May 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bear interest at 7.5% per annum and are convertible into 3,844,216 shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services common stock from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

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

         Howard M. Lorber and Richard J. Lampen, executive officers and directors of New Valley, Victor M. Rivas, a director of New Valley, and Henry C. Beinstein, a director of New Valley and us, also serve as directors of Ladenburg Thalmann Financial Services. Bennett S. LeBow, the Chairman and Chief Executive Officer of New Valley, served as director of Ladenburg Thalmann Financial Services until September 2003. Mr. Rivas also serves as President and CEO of Ladenburg Thalmann Financial Services. Mr. Rivas will retire March 31, 2004 as an officer and director of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley's Vice President, Treasurer and Chief Financial Officer, served as Chief Financial Officer of Ladenburg Thalmann Financial Services from June 2001 to October 2002. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of us, and Robert J. Eide, a director of Ladenburg Thalmann Financial Services, serves as a director of ours.

         Following December 20, 2001, holders of New Valley's outstanding warrants are entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg Thalmann Financial Services common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of Ladenburg Thalmann Financial Services common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001. New Valley's warrants expire on June 14, 2004.

         As of December 31, 2003, New Valley's long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $2.4 million. New Valley has committed to make an additional investment in one of these limited partnerships of up to approximately $1 million at December 31, 2003.

EMPLOYEES

         At January 1, 2004, we had approximately 1,143 employees, of whom approximately 300 were employed by Liggett, approximately 200 were employed by Vector Tobacco and Vector Research and approximately 625 were employed by Liggett Vector Brands. Approximately 20% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.

AVAILABLE INFORMATION

         Our website address is www.vectorgroupltd.com. We make available free of charge on the Investor Relations section of our website (http://vectorgroupltd.com/invest.asp) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under
Section 16(a) of that Act. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Governance and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any shareholder who requests it. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

                                  RISK FACTORS

WE AND OUR SUBSIDIARIES HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

         We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2003, we and our subsidiaries had total outstanding indebtedness of $310.7 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would significantly harm us and the value of our common stock.

WE ARE A HOLDING COMPANY AND DEPEND ON CASH PAYMENTS FROM SUBSIDIARIES, WHICH ARE SUBJECT TO CONTRACTUAL AND OTHER RESTRICTIONS, IN ORDER TO SERVICE OUR DEBT AND TO PAY DIVIDENDS ON OUR COMMON STOCK

         We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiary, VGR Holding. In addition to our own cash resources, our ability to pay interest on our convertible notes and to pay dividends on our common stock depends on the ability of VGR Holding to make cash available to us. The purchase agreement for the VGR Holding 10% senior secured notes due 2006 contains covenants which limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70 million at December 31, 2003) after giving effect to the payment of the distribution. Under the terms of these covenants, at December 31, 2003, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. In addition, VGR Holding's ability to pay dividends to us depends primarily on the ability of Liggett, our wholly owned subsidiary, and New Valley, in which we indirectly hold an approximately 58% interest, to generate cash and make it available to VGR Holding. Liggett's revolving credit agreement prohibits Liggett from paying cash dividends to VGR Holding unless Liggett's borrowing availability exceeds $5 million for the thirty days prior to payment of the dividend, and immediately after giving effect to the dividend, and it is in compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.

         As the controlling New Valley stockholder, we must deal fairly with New Valley, which may limit our ability to enter into transactions with New Valley that result in the receipt of cash from New Valley and to influence New Valley's dividend policy. In addition, since we indirectly own only approximately 58% of the common shares of New Valley, a significant portion of any cash and other assets distributed by New Valley will be received by persons other than us and our subsidiaries.

         Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to repay our debts and to pay dividends on our common stock, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to service these obligations and to continue to pay dividends on our common stock would significantly harm us and the value of our common stock.

OUR LIQUIDITY COULD BE ADVERSELY AFFECTED IF TAXING AUTHORITIES PREVAIL IN THEIR ASSERTION THAT WE INCURRED A TAX OBLIGATION IN 1998 AND 1999 IN CONNECTION WITH THE PHILIP MORRIS BRAND TRANSACTION

         In connection with the 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150 million and $129.9 million, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $117 million, including interest, net of tax benefits, through December 31, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. Although no payment is due with respect to these matters during the appeal process, interest is accruing on the disputed amounts. There is a risk, however, the taxing authorities will ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we will be required to make such tax payments prior to 2009 or 2010. If that were to occur and any necessary financing were not available to us, our liquidity could be adversely affected.

LIGGETT FACES INTENSE COMPETITION IN THE DOMESTIC TOBACCO INDUSTRY

         Liggett is considerably smaller and has fewer resources than all its major competitors and as a result has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest manufacturers control approximately 82.4% of the United States cigarette market. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.6% of the premium segment and 50.4% of the total domestic market during 2003. During 2003, Liggett's share of the premium cigarette segment was 0.2%, and its share of the total domestic cigarette market was 2.6%. Philip Morris and RJR, the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. The other cigarette manufacturers historically have brought their prices into line with the levels established by the two major manufacturers. RJR and Brown & Williamson announced in October 2003 plans to combine their United States tobacco businesses. This transaction, if completed, will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American.

LIGGETT'S BUSINESS IS HIGHLY DEPENDENT ON THE DISCOUNT CIGARETTE SEGMENT

         Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. Approximately 94.6% of Liggett's unit sales in 2003 were generated in the discount segment. The discount segment is highly competitive with consumers having less brand loyalty and placing greater emphasis on price. While the four major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett's share of the discount market increased to 9.4% in 2003 from 8.3% in 2002 and 7.6% in 2001, Management Science Associates data indicate that these other smaller manufacturers' and importers' discount market share increased to 19.9% in 2003 from 17.6% in 2002 and 15.1% in 2001 due to their increased competitive discounting. If the discount market pricing continues to be impacted by these smaller manufacturers and importers, margins in Liggett's largest market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

LIGGETT'S MARKET SHARE IS SUSCEPTIBLE TO DECLINE

         In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett's unit sales and market share increased during 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. This earlier market share erosion resulted in part from Liggett's highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors' wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates data, Liggett's overall domestic market share during 2003 was 2.6%, compared with 2.5% for 2002 and 2.2% for 2001. Liggett's share of the premium segment during 2003 was 0.2% as compared to 0.3% in both 2002 and 2001, and its share of the discount segment during 2003 was 9.4%, up from 8.3% in 2002 and 7.6% for 2001. If Liggett's market share declines, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.

THE DOMESTIC CIGARETTE INDUSTRY HAS EXPERIENCED DECLINING UNIT SALES IN RECENT PERIODS

         Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 5.1% during 2003. According to Management Science Associates data, domestic industry-wide shipments decreased by 3.7% in 2002 compared to 2001 and by 3.2% in 2001 compared to 2000. Liggett's management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry shipments continues and Liggett is unable to capture market share from its competitors, or if the industry is unable to offset the decline in unit sales with price increases, Liggett's sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.

LITIGATION AND REGULATION WILL CONTINUE TO HARM THE TOBACCO INDUSTRY

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2003, there were approximately 377 individual suits, 32 purported class actions and 18 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the

United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,050 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. There are eight individual actions where Liggett is the only defendant, with three of these cases currently scheduled for trial between March 2004 and August 2004. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         In May 2003, a Florida intermediate appellate court overturned a $790 million punitive damages award against Liggett and decertified the Engle smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3.45 million bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37.5 million (subsequently reduced by the court to $25.1 million) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

LIGGETT HAS SIGNIFICANT SALES TO A SINGLE CUSTOMER

         During 2003, 16.6% of Liggett's revenues, 17.7% of Liggett's revenues in the discount segment and 15.6% of our consolidated revenues were to Liggett's largest customer. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett's results of operations could be materially adversely affected.

EXCISE TAX INCREASES ADVERSELY AFFECT CIGARETTE SALES

         Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2003, 15 states and the District of Columbia enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and several states have pending legislation proposing further state excise tax increases. In 2004, several states are likely to impose additional taxes on cigarettes. Management believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Further substantial federal or state excise tax increases could accelerate the trend away from smoking and could have an unfavorable effect on Liggett's sales and profitability, which in turn could negatively affect the value of our common stock.

VECTOR TOBACCO IS SUBJECT TO RISKS INHERENT IN NEW PRODUCT DEVELOPMENT
INITIATIVES

         We have made and plan to continue to make significant investments in Vector Tobacco's development projects in the tobacco industry. Vector Tobacco is in the business of the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development. There is a risk that continued investments in Vector Tobacco will harm results of operations, liquidity or cash flow.

         The substantial risks facing Vector Tobacco include:

         Risks of market acceptance of the new products. In November 2001, Vector Tobacco launched nationwide its reduced carcinogen OMNI cigarettes. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of only approximately $5.1 million on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies as to the human effects of OMNI's reduction of carcinogens and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success. OMNI has not been a commercially successful product to date, and there is a risk management will be unable to significantly increase the level of OMNI sales in the future.

         Vector Tobacco introduced its low nicotine and nicotine-free QUEST cigarettes in an initial seven-state market in January 2003 and in Arizona in January 2004. A national launch of the QUEST brands would require the expenditure of substantial additional sums for advertising and sales promotion, with no assurance of consumer acceptance. Low nicotine and nicotine-free cigarettes may not be accepted ultimately by adult smokers and may also not prove to be commercially successful products. Adult smokers may decide not to purchase cigarettes made with low nicotine and nicotine-free tobaccos due to taste or other preferences, or due to the use of genetically modified tobacco or other product modifications.

         Third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarettes and the development of reduced risk cigarette products. With respect to OMNI, reductions in carcinogens have not yet been proven to result in a safer cigarette. Like other cigarettes, the OMNI and QUEST products also produce tar, carbon monoxide, other harmful by-products, and, in the case of OMNI, increased levels of nitric oxide and formaldehyde. There are currently no specific governmental standards or parameters for these products and product claims. There is a risk that federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has been engaged in discussions in an effort to resolve these concerns. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's defense against such claims could require it to incur substantial expense and to divert significant efforts of its scientific and marketing personnel. An adverse determination in a judicial proceeding or by a regulatory agency could have a material and adverse impact on Vector Tobacco's business, operating results and prospects.

         Potential extensive government regulation. Vector Tobacco's business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the Food and Drug Administration, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on Vector Tobacco's business, operating results and prospects.

         Competition from other cigarette manufacturers with greater resources. The cigarette industry is highly competitive. Vector Tobacco's competitors generally have substantially greater resources than Vector Tobacco has, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced it is developing products that potentially reduce smokers' exposure to harmful compounds in cigarette smoke and may introduce such a product during 2004. RJR has stated that in 2003 it began a phased expansion into a select number of retail chain outlets of a cigarette product that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. In 2002, Brown & Williamson Tobacco Corporation announced it was test marketing a new cigarette with reduced levels of many toxins which it may introduce on a national basis. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free products.

         Recoverability of costs of inventory. At December 31, 2003, approximately $44.2 million of our inventory was associated with Vector Tobacco's new product initiatives. We estimate an inventory reserve for excess quantities and obsolete items, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable then those estimated, additional inventory write-downs may be required.

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

THE ACTUAL COSTS AND SAVINGS ASSOCIATED WITH THE CLOSING OF VECTOR TOBACCO'S TIMBERLAKE MANUFACTURING FACILITY MAY DIFFER MATERIALLY FROM THE AMOUNTS WE HAVE CURRENTLY ESTIMATED

         In October 2003, we announced we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. As of January 1, 2004, all production of Vector Tobacco's brands has been moved to Liggett's Mebane facility. We currently expect to realize significant annual cost savings beginning in 2004 and have taken in 2003 and will take in 2004 pre-tax restructuring and impairment charges currently estimated to total approximately $21.5 million, which include asset impairment charges of $18.8 million. There is a risk that the actual cost savings realized may differ materially from the amounts currently estimated by us. In addition, the asset impairment charges are based on management's current estimates of the values we will be able to realize on sales of excess machinery and equipment. There is a risk that these values will not be obtained or that the costs of sale will be greater than expected, and the asset impairment charges may be materially adjusted in future periods based on the actual amounts realized.

NEW VALLEY IS SUBJECT TO RISKS RELATING TO THE INDUSTRIES IN WHICH IT OPERATES

         Risks of real estate ventures. New Valley has two significant investments, Douglas Elliman Realty, LLC and the former Kona Surf Hotel in Hawaii, where it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties' interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

         New Valley plans to pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

         Risks relating to the residential brokerage business. Through its investment in Douglas Elliman Realty, New Valley is subject to the risks and uncertainties endemic to the residential brokerage business. Both Douglas Elliman and Prudential Elliman Real Estate operate as franchisees of The Prudential Real Estate Affiliates, Inc. Prudential Douglas Elliman operates each of its offices under its franchiser's brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of the two brokerage companies' business. Prudential Douglas Elliman's franchiser also has the right to terminate Douglas Elliman's and Prudential Douglas Elliman's franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreements and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman's or Prudential Douglas Elliman's franchise agreement could adversely affect New Valley's investment in Douglas Elliman Realty.

         Interest rates in the United States are currently at 40-year lows. The low interest rate environment in recent years has significantly contributed to high levels of existing home sales and residential prices and has positively impacted Douglas Elliman Realty's operating results. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty's control. Any of the following could have a material adverse effect on Douglas Elliman Realty's residential business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

         -        periods of economic slowdown or recession,

         - a change in the current low interest rate environment resulting in rising interest rates,

         -        decreasing home ownership rates, or

         -        declining demand for real estate.

         All of Douglas Elliman Realty's current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company.

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

WE AND NEW VALLEY HAVE MANY POTENTIALLY DILUTIVE SECURITIES OUTSTANDING

         At December 31, 2003, we had outstanding options granted to employees to purchase 9,639,229 shares of our common stock, at prices ranging from $3.92 to $39.48 per share, of which options for 8,694,607 shares were exercisable at December 31, 2003. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

         As part of New Valley's recapitalization, a total of 17,867,438 warrants expiring June 14, 2004 to purchase common shares were issued to New Valley's stockholders. The potential issuance of common shares on exercise of the warrants would increase the number of New Valley's common shares outstanding by more than 80% and decrease our holdings.

OUR STOCK PRICE HAS BEEN VOLATILE

         The trading price of our common stock has fluctuated widely, ranging between $10.44 and $18.25 per share over the past 52 weeks. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

         - the depth and liquidity of the trading market for our common stock,

         - quarterly variations in its actual or anticipated operating results,

         - changes in investors' and analysts' perceptions of the business and legal risks facing us and the tobacco industry,

         - changes in estimates of our earnings by investors and analysts, and

         -        announcements or activities by our competitors.

ITEM 2. PROPERTIES

         Our and New Valley's principal executive offices are located in Miami, Florida. We lease 12,356 square feet of office space from an unaffiliated company in an office building in Miami, which we share with New Valley and various of our and their subsidiaries. New Valley has entered into an expense-sharing arrangement for its use of such office space. We are currently in discussion to extend the term of the lease which expires in November 2004.

         We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2013. New Valley's operating properties are discussed above under the description of New Valley's business.

         Substantially all of Liggett's tobacco manufacturing facilities, consisting principally of factories, distribution and storage facilities, are located in or near Mebane and Durham, North Carolina. Such facilities are both owned and leased. As of December 31, 2003, the principal properties owned or leased by Liggett are as follows:

                                                     OWNED             APPROXIMATE
                                                      OR               TOTAL SQUARE
         TYPE                   LOCATION             LEASED              FOOTAGE
         ----                   --------             ------              -------
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

         In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14 million if the closing occurs by August 23, 2004 and $15 million if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1 million, of which $0.25 million is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $0.5 million during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

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

         In June 2001, a subsidiary of Vector Tobacco purchased an approximately 350,000 square foot manufacturing facility located on approximately 56 acres in Timberlake, North Carolina. In the first quarter of 2002, Vector Tobacco began production at the facility. As of January 1, 2004, the Timberlake facility has been closed, and production of Vector Tobacco's brands has been moved to Liggett's Mebane facility. Vector Tobacco has entered into negotiations to sell the Timberlake facility, including all equipment not relocated to Mebane.

         Liggett Vector Brands leases approximately 24,000 square feet of space in Research Triangle Park, North Carolina. The lease expires in October 2007.

         Liggett's management believes that its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

ITEM 3. LEGAL PROCEEDINGS

         Liggett (and, in certain cases, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. "Business -- Liggett Group Inc. -- Legislation, Regulation and Litigation." Reference is made to Note 16 to our consolidated financial statements, which contains a general description of certain legal proceedings to which Brooke Group Holding, Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 2003, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 12, 2004. Each of the executive officers serves until the election and qualification of such individual's successor or until such individual's death, resignation or removal by the Board of Directors of the respective company.

                                                                            YEAR INDIVIDUAL
                                                                               BECAME AN
         NAME                 AGE                 POSITION                  EXECUTIVE OFFICER
         ----                 ---                 --------                  -----------------
Bennett S. LeBow               66          Chairman of the Board                  1990
                                              and Chief Executive
                                              Officer

Howard M. Lorber               55          President and Chief                    2001
                                              Operating Officer

Richard J. Lampen              50          Executive Vice President               1996

Joselynn D. Van Siclen         63          Vice President, Chief                  1996
                                              Financial Officer and
                                              Treasurer

Marc N. Bell                   43          Vice President, General                1998
                                              Counsel and Secretary

Ronald J. Bernstein            50          President and Chief                    2000
                                              Executive Officer of
                                              Liggett

         BENNETT S. LEBOW has been our Chairman of the Board and Chief Executive Officer since June 1990 and has been a director of ours since October 1986. Since November 1990, he has been Chairman of the Board and Chief Executive Officer of VGR Holding. Mr. LeBow has served as President and Chief Executive Officer of Vector Tobacco since January 2001 and as a director since October 1999. Mr. LeBow has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer since November 1994.

         HOWARD M. LORBER has been our President and Chief Operating Officer and a director of ours since January 2001. Since January 2001, Mr. Lorber has served as President and Chief Operating Officer of VGR Holding. Since November 1994, Mr. Lorber has served as President and Chief Operating Officer of New Valley, where he also serves as a director. Mr. Lorber has been Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates since 1975; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to us and Liggett from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University.

         RICHARD J. LAMPEN has served as the Executive Vice President of us and of VGR Holding since July 1996. Since October 1995, Mr. Lampen has served as the Executive Vice President of New Valley and since November 1998 as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley with an interest in a direct mail and telemarketing services company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, CDSI Holdings and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

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

         MARC N. BELL has been the Vice President of us and of VGR Holding since January 1998, the General Counsel and Secretary of us and of VGR Holding since May 1994 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein o Badillo o Wagner o Harding in New York, New York.

         RONALD J. BERNSTEIN has served as President and Chief Executive Officer of Liggett since September 1, 2000 and of Liggett Vector Brands since March 2002 and has been a director of ours since March 2004. From July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed and traded on the New York Stock Exchange under the symbol "VGR". The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

                                                                       CASH
     YEAR                       HIGH           LOW                   DIVIDENDS
     ----                       ----           ---                   ---------
2003:
Fourth Quarter                $ 17.25        $ 14.31                   $.40
Third Quarter                   17.38          13.32                    .38
Second Quarter                  17.19          10.44                    .38
First Quarter                   13.81          10.47                    .38

2002:
Fourth Quarter                $ 13.18        $  8.92                   $.38
Third Quarter                   16.19          11.69                    .36
Second Quarter                  25.94          13.83                    .36
First Quarter                   29.88          21.10                    .36

         At March 12, 2004, there were approximately 410 holders of record of our common stock.

         The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.

         The payment of dividends and other distributions to us by VGR Holding are subject to the note purchase agreement for VGR Holding's senior secured notes. The agreement limits the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds $70 million in cash after giving effect to the payment of the distribution.

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

         We paid 5% stock dividends on September 28, 2001, September 27, 2002 and September 29, 2003 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                                     --------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                     ----------   ----------   ----------   ----------   ----------
                                                            (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues(1), (4) .................................   $  536,683   $  503,418   $  447,382   $  415,055   $  344,193
(Loss) income from continuing operations .........      (15,610)     (31,794)      21,200      167,754      235,763
(Loss) income from discontinued operations .......            -            -         (537)       8,285        1,570
Loss from extraordinary items(2) .................            -            -            -       (1,821)      (1,660)
Net (loss) income ................................      (15,610)     (31,794)      20,663      174,218      235,673

Per basic common share(3):
   (Loss) income from continuing
        operations ...............................   $    (0.40)  $    (0.87)  $     0.65   $     6.16   $     8.82
   (Loss) income from discontinued operations ....            -            -   $    (0.02)  $     0.30   $     0.06
   Loss from extraordinary items .................            -            -            -   $    (0.06)  $    (0.06)
   Net (loss) income  applicable to
        common shares ............................   $    (0.40)  $    (0.87)  $     0.63   $     6.40   $     8.82

Per diluted common share(3):
   (Loss) income from continuing
        operations ...............................   $    (0.40)  $    (0.87)  $     0.54   $     5.23   $     7.23
   (Loss) income from discontinued operations ....            -            -   $    (0.01)  $     0.26   $     0.05
   Loss from extraordinary items .................            -            -            -   $    (0.06)  $    (0.05)
   Net (loss) income  applicable to
        common shares ............................   $    (0.40)  $    (0.87)  $     0.53   $     5.43   $     7.23
Cash distributions declared per common
   share(3) ......................................   $     1.54   $     1.47   $     1.40   $     1.08   $     0.52

BALANCE SHEET DATA:

Current assets ...................................   $  315,377   $  376,815   $  515,727   $  269,942   $  188,732
Total assets .....................................      628,212      707,270      688,903      425,848      504,448
Current liabilities ..............................      173,086      184,384      141,629      138,775      226,654
Notes payable, long-term debt and
   other obligations, less current portion .......      299,977      307,028      225,415       39,890      148,349
Noncurrent employee benefits, deferred
   income taxes, minority interests and
   other long-term liabilities ...................      201,624      193,561      208,501      234,734      262,543
Stockholders' equity (deficit) ...................      (46,475)      22,297      113,358       12,449     (133,098)

-----------------------

(1)  Revenues include excise taxes of $195,342, $192,664, $151,174, $116,116 and
     $66,698, respectively.

(2)  Represents loss resulting from the early extinguishment of debt.

(3) Per share computations include the impact of 5% stock dividends on September 29, 2003, September 27, 2002, September 28, 2001, September 28, 2000 and September 30, 1999.

(4)  Revenues in 2002 include $35,199 related to the Medallion acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Dollars in Thousands, Except Per Share Amounts)

OVERVIEW

            We are a holding company for a number of businesses. We are engaged principally in:

         - the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc., and

         - the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc.

         During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has enhanced distribution and marketing capabilities.

         In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco's other cigarette brands has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         We continue to explore various other opportunities to streamline the cost structure of our tobacco business and improve long-term earnings. Such activities may result in additional restructuring and impairment charges.

         Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies. In December 2002, New Valley acquired two office buildings in Princeton, New Jersey and increased its ownership to 50% in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

         Our conventional cigarette business, Liggett, shipped approximately 9.8 billion cigarettes during 2003 which accounted for 2.6% of the total cigarettes shipped in the United States during that year. Approximately 94.6% of Liggett's unit sales in 2003 were generated in the discount segment.

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

         In recent years, the domestic tobacco business has experienced the following trends:

         - Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices,

         - Narrower price spreads between the premium and traditional discount segments resulting from aggressive premium price promotions by larger competitors including Philip Morris and RJR, while price spreads between the premium and deep discount markets widen due to the influx of smaller companies producing low quality, deep discount cigarettes, and

         - Loss of discount market share for branded discount cigarettes such as those sold by Liggett due to a significant increase in market share by the smaller cigarette companies producing low quality, deep discount cigarettes.

         In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in six different menthol and nonmenthol varieties, each with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize a proprietary process that enables the production of nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in hard packs and are priced comparable to other premium brands.

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

         The premium segment of the industry is currently experiencing intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we intend to take a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In addition, we are utilizing the information that we have obtained since the introduction of the QUEST non-menthol product to more specifically target our focus in the seven state market in the coming months. Based upon those results, the success of the menthol product and market conditions in the premium segment, we will make a determination on the timing of a national launch of QUEST at a later date.

         Vector Tobacco also introduced QUEST and QUEST Menthol into an expansion market in Arizona in January 2004. Arizona accounts for approximately 1% of the industry volume nationwide.

         QUEST brand cigarettes are currently marketed solely to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation or as a safer form of smoking.

         In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center's Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid and has asked the Food and Drug Administration to supply us with guidance as to the additional research and regulatory filings necessary to market QUEST as a smoking cessation product.

         In November 2001, Vector Tobacco launched nationwide OMNI, the first reduced carcinogen cigarette that tastes, smokes and burns like other premium cigarettes. The OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. In comparison to comparable styles of the leading U.S. cigarette brand, OMNI cigarettes produce significantly lower levels of many of the recognized carcinogens and toxins that the medical community has identified as major contributors to lung cancer and other diseases in smokers. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5,100 on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product, due in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies as to the human effects of OMNI's reduction of carcinogens and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.

RECENT DEVELOPMENTS

         Vector Tobacco Restructuring. On October 8, 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco's other cigarette brands, has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce approximately 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transitioned production from Timberlake to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.

         As a result of these actions, we currently expect to realize annual cost savings of approximately $23,000 beginning in 2004. We recognized pre-tax restructuring and impairment charges of $21,300 in 2003, and additional charges of approximately $222 will be taken in the first quarter 2004. Approximately $2,045 relate to employee severance and benefit costs, $725 to contract termination and exit and moving costs, and $18,752 to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to fair value less costs to sell. The asset impairment charges are based on management's current estimates of the values we will be able to realize on sales of excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.

         Vector Tobacco has entered into negotiations to sell the Timberlake facility, including all equipment not relocated to Mebane.

         Liggett Vector Brands. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has enhanced distribution and marketing capabilities. In connection with the formation of the new Liggett Vector Brands entity, we took a charge of approximately $3,460 in the first quarter of 2002, related to the reorganization of our business. As of March 31, 2003, these restructuring activities had been substantially completed.

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

         VGR Holding Notes. In connection with an amendment to the note purchase agreement for VGR Holding's 10% senior secured notes due March 31, 2006, VGR Holding repurchased a total of $8,000 of the notes in the second quarter of 2003 and $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. We recognized losses of $1,721 in 2003 on the early extinguishment of debt.

         Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $117,000, including interest, net of tax benefits, through December 31, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of December 31, 2003, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeals process. Interest currently is accruing on the disputed amounts at a rate of 6%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.

         Real Estate Acquisitions. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA).

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

         Also in December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, formerly known as Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% ownership interest in Douglas Elliman Realty, an increase from its previous 37.2% interest in Prudential Douglas Elliman Real Estate as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests.

         In March 2003, Douglas Elliman Realty purchased the leading New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2003, there were approximately 377 individual suits, 32 purported class actions and 18 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,050 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. There are eight individual actions where Liggett is the only defendant, with three of these cases currently scheduled for trial between April 2004 and August 2004. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         In recent years, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Note 16 to our consolidated financial statements for a description of legislation, regulation and litigation.

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

         In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing and produce its cigarette products at Liggett's Mebane, North Carolina facility. We have evaluated the net realizable value of the long-lived assets located at the Timberlake facility which will no longer be used in operations. Based on management's current estimates of the values we will be able to realize on sales of the excess machinery and equipment, we have recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003. The estimate of fair value of these long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Such asset impairment charges may be adjusted in future periods based on the actual amounts realized. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

         Contingencies. We record Liggett's product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 16 of our consolidated financial statements and above under the heading "Recent Developments in Legislation, Regulation and Litigation", legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

         Settlement Agreements. As discussed in Note 16 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $35,854 for 2003, $35,412 for 2002 and $25,354 for 2001. Adjustments to
these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

         Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. At December 31, 2003, approximately $44,220 of our inventory was associated with Vector Tobacco's new product initiatives. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

         Based on the declines in the securities markets, we recorded a non-cash charge of $11,090 net of tax to stockholders' equity in the fourth quarter of 2002 relating primarily to one of Liggett's defined benefit plans. The charge was based on the extent to which our accumulated benefit obligations under the pension plan on September 30, 2002 exceeded the fair value of the pension plan's assets on that date. Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,100 for 2003, and we currently anticipate such expense will be approximately $3,700 for 2004. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA's minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2004 and ending on December 31, 2004. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.1% at December 31, 2003.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for each of the three years ended December 31, 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

2003 compared to 2002 and 2002 compared to 2001

                                                    For the Year Ended December 31,
                                               2003              2002              2001
                                           ------------      ------------      ------------
                                                       (Dollars in Thousands)
Revenues:
   Liggett .............................   $    503,231      $    494,975      $    432,918
   Vector Tobacco ......................         26,154             7,442             4,498
                                           ------------      ------------      ------------
     Total tobacco .....................        529,385           502,417           437,416

  Real estate ..........................          7,298             1,001             9,966
                                           ------------      ------------      ------------
        Total revenues .................   $    536,683      $    503,418      $    447,382
                                           ============      ============      ============

Operating income (loss):
   Liggett .............................   $    119,749      $    102,718(2)   $    107,052
   Vector Tobacco ......................        (92,825)(1)       (88,159)          (48,643)
                                           ------------      ------------      ------------
        Total tobacco ..................         26,924            14,559            58,409

  Real estate ..........................          4,245              (578)              413
  Corporate and other ..................        (26,912)          (32,688)          (27,479)
                                           ------------      ------------      ------------
        Total operating income (loss) ..   $      4,257(1)   $    (18,707)(2)  $     31,343
                                           ============      ============      ============

-----------------

(1) Includes restructuring and impairment charges of $21,300 in 2003.

(2) Includes restructuring charges of $3,460 in 2002.

2003 Compared to 2002

         Revenues. Total revenues were $536,683 for the year ended December 31, 2003 compared to $503,418 for the year ended December 31, 2002. This 6.6% ($33,265) increase in revenues was due to a $8,256 or 1.7% increase in revenues at Liggett, an $18,712 increase in revenues at Vector Tobacco, and a $6,297 increase in real estate revenues at New Valley.

         Tobacco Revenues. In April 2002, the major manufacturers announced list price increases of $1.20 per carton. Liggett matched the increase on its premium brands only. In July 2002, Liggett announced a list price increase of $.60 per carton on LIGGETT SELECT. In December 2002, Liggett announced a list price increase of $.80 per carton on LIGGETT SELECT. In February 2003, Liggett increased its net sales price for other selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton. In September 2003, Liggett increased its net sales price for PYRAMID by $.95 per carton.

         Effective February 1, 2004, Liggett reduced the JADE and EVE list prices to the branded discount level from the premium price level. During 2003, the net list prices for JADE and EVE were at the branded discount level after giving effect to promotional spending.

         For the year ended December 31, 2003, net sales at Liggett totaled $503,231, compared to $494,975 for the year ended December 31, 2002. Revenues increased by 1.7% ($8,256) due to list price increases net of promotional spending of $13,423 and a favorable sales mix of $1,749 offset by a 1.4% decrease in unit sales volume (approximately 137.3 million units) accounting for $6,916 in unfavorable volume variance. Revenues at Vector Tobacco in 2003 were $26,154 and related primarily to sales of QUEST compared to revenues of $7,442, which related primarily to sales of OMNI, in 2002.

         Premium sales at Liggett in 2003 amounted to $31,184 and represented 6.2% of total Liggett sales, compared to $44,621 and 9.0% of total sales for 2002. In the premium segment, revenues decreased by 30.1% ($13,437) for the year ended December 31, 2003 compared to 2002, due to an unfavorable price variance of $10,179, primarily associated with promotional activities, and an unfavorable volume variance of $3,258, reflecting a 7.3% decrease in unit sales volume (approximately 41.1 million units).

         The decline in Liggett's premium sales revenue during the 2002 and 2003 periods reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity from the major U.S. cigarette manufacturers. Also impacting the decline in net revenues was the shift from significant free goods activity in 2002 (recorded in cost of goods sold) to other promotional activity recorded as a reduction of revenue in 2003.

         Discount sales at Liggett (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) in 2003 amounted to $472,047 and represented 93.8% of total Liggett sales, compared to $450,354 and 91.0% of total Liggett sales for 2002. In the discount segment, revenues grew by 4.8% ($21,693) for the year ended December 31, 2003 compared to 2002, due to net price increases of $23,602 and to a favorable product mix among the discount brand categories of $2,767 partially offset by a 1.0% decrease in unit sales volume (approximately 96.1 million units) accounting for $4,676 in unfavorable volume variances. Net sales of the LIGGETT SELECT brand increased $54,401 in 2003 over net sales for 2002, and its unit volume increased 19.2% in 2003 compared to 2002.

         Tobacco Gross Profit. Tobacco gross profit was $189,350 for the year ended December 31, 2003 compared to $157,795 for the year ended December 31, 2002, an increase of $31,555 or 20.0% when compared to last year, due primarily to the price increases discussed above at Liggett and increased sales and reduced costs associated with the operations of Vector Tobacco. Liggett's brands contributed 104.7% to our gross profit, and Vector Tobacco cost 4.7% for the year ended December 31, 2003. In 2002, Liggett brands contributed 112.3% to our gross profit and Vector Tobacco cost 12.3%.

         Liggett's gross profit of $198,229 for the year ended December 31, 2003 increased $20,998 from gross profit of $177,231 in 2002. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 63.1% for the year ended December 31, 2003 compared to 58.3% for 2002, with gross profit for the premium segment increasing to 56.6% for the year ended December 31, 2003 compared to 45.0% for 2002 and gross profit for the discount segment increasing to 63.5% in 2003 from 59.9% in 2002. This increase in Liggett's gross profit in 2003 is due to an increase in revenues, lower excise taxes due to reduced unit sales and reduced cost of goods sold due to decreased use of free promotional product.

         Vector Tobacco had negative gross profit of $8,879 for 2003 and $19,436 for 2002. The negative gross profit reflected significant initial promotional costs associated with the QUEST launch in 2003 and the OMNI launch in 2002. The negative gross profit in both years also reflected costs associated with excess manufacturing capacity at Vector Tobacco's Timberlake facility and various inventory charges.

         Real Estate Revenues. New Valley's real estate revenues were $7,298 for the year ended December 31, 2003. This compares to revenues of $1,001 from real estate activities for the year ended December 31, 2002, with the increase primarily attributable to the acquisition of the two office buildings in December 2002, offset by the absence of rental revenues from New Valley's remaining shopping center, which was disposed of in May 2002.

         Expenses. Operating, selling, general and administrative expenses were $171,509 for the year ended December 31, 2003 compared to $174,043 for the prior year. These expenses are net of restructuring and impairment charges of $21,300 at Vector Tobacco taken in 2003 and restructuring charges of $3,460 at Liggett taken in 2002. Expenses at Liggett were $78,480 for the year ended December 31, 2003 compared to $74,513 for the prior year, an increase of $3,967, due primarily to a larger sales force with the formation of Liggett Vector Brands as well as increased depreciation expenses related to equipment upgrades at Liggett's Mebane, North Carolina facility and increased legal, marketing and pension expenses. Operating expenses at Liggett include Liggett's product liability legal expenses and other litigation costs of $6,122 in 2003 compared with $4,931 in 2002. Expenses at Vector Tobacco for the year ended December 31, 2003 were $83,946 including the restructuring and impairment charges of $21,300, compared to expenses of $68,723 for the prior year.

         New Valley's expenses for real estate operations increased $2,412 in 2003 due primarily to higher expenses resulting from the acquisition of the office buildings offset by expenses associated with the shopping center and the closing of BrookeMil's Russian operations.

         For the year ended December 31, 2003, Liggett's operating income increased to $119,749 compared to $102,718 in 2002 due primarily to the higher gross profit discussed above and the $3,460 restructuring charge in 2002. Vector Tobacco's operating loss was $92,825, including the restructuring and impairment charges of $21,300 in 2003, compared to $88,159 in 2002.

         Other Income (Expenses). For the year ended December 31, 2003, other income (expenses) was a loss of $21,685 compared to a loss of $28,954 for the year ended December 31, 2002. In 2003, interest expense of $29,734 was offset by interest and dividend income of $4,696, a gain on sale of investments of $1,955, equity income from non-consolidated New Valley real estate businesses of $901 and a gain on sale of assets of $478. In 2002, interest expense of $27,825, a provision for uncollectibility of notes receivable at New Valley of $13,198 and a loss on investments of $6,240 were offset by interest and dividend income of $10,071 and a gain on sale of assets of $9,097, which included $8,484 related to the gain on the sale of BrookeMil in April 2002 by New Valley.

         Loss from Continuing Operations. The loss from continuing operations before income taxes and minority interests for the year ended December 31, 2003 was $17,428 compared to a loss of $47,661 for the year ended December 31, 2002. Income taxes were $574 and minority interests in losses of subsidiaries were $2,392 for the year ended December 31, 2003. This compared to income tax benefit of $6,353 and minority interests in losses of subsidiaries of $9,514 for the year ended December 31, 2002. The effective tax rates for the years ended December 31, 2003 and December 31, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

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

         For the year ended December 31, 2002, revenues at Liggett totaled $494,975, compared to $432,918 for the year ended December 31, 2001. Revenues increased by 14.3% ($62,057) due to price increases of $34,965 and a 10.5% increase in unit sales volume (approximately 929.9 million units) accounting for $45,271 in positive volume variance, partially offset by $18,179 in unfavorable sales mix. Revenues for 2002 include $35,199 related to sales of cigarette brands acquired in the April 2002 Medallion acquisition. Tobacco revenues at Vector Tobacco were $7,442 and relate primarily to sales of OMNI.

         Premium revenues at Liggett in 2002 amounted to $44,621 and represented 9.0% of total Liggett revenues, compared to $67,051 and 15.5% of total sales for 2001. In the premium segment, revenues decreased by 33.5% ($22,430) for the year ended December 31, 2002, compared to 2001, due to unfavorable volume variances of $17,884, reflecting a 26.7% decrease in unit sales volume (approximately
204.9 million units), and unfavorable price variances of $4,546.

         The decline in Liggett's premium sales revenue during the 2002 period reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity from the major U.S. cigarette manufacturers.

         Discount revenues at Liggett in 2002 amounted to $450,354 and represented 91.0% of total Liggett revenues, compared to $365,866 and 84.5% of total Liggett sales for 2001. In the discount segment, revenues grew by 23.1% ($84,488) for the year ended December 31, 2002 compared to 2001, due to price increases of $39,512, a 14.0% increase in unit sales volume (approximately 1,134.8 million units) accounting for $51,103 in positive volume variances, partially offset by an unfavorable product mix among the discount brand categories of $6,127. The growth in discount volume in 2002 related primarily to the increased sales volume of LIGGETT SELECT and the Medallion brands acquired in April 2002 offset by reduced volume among other discount brands. LIGGETT SELECT brand revenues increased $77,197 in 2002 over revenues for 2001, and its unit volume increased 48.3% in 2002 compared to 2001.

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

         Liggett's gross profit of $177,231 for the year ended December 31, 2002 increased $951 from gross profit of $176,280 in 2001 due primarily to price and unit volume increases partially offset by the increase in fixed manufacturing costs. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 58.3% for the year ended December 31, 2002 compared to 62.4% for 2001, with gross profit for the premium segment decreasing to 45.0% for the year ended December 31, of 2002 compared to 72.1% for the year ended December 31, 2001 and gross profit for the discount segment decreasing to 59.9% in 2002 from 60.1% in 2001. This overall decrease in Liggett's gross profit is due primarily to the inclusion of the higher estimated payment obligations under the Attorneys General Master Settlement Agreement within cost of goods sold, the increase in promotional spending on premium brands discussed above and the disproportionate rise in deep discount sales, leading to lower gross profit.

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

         Expenses. Operating, selling, general and administrative expenses net of restructuring charges of $3,460 were $174,043 for the year ended December 31, 2002 compared to $156,332 for the prior year. The increase of $17,711 was due primarily to a $19,251 increase in expenses at Vector Tobacco related to expenses of product development and marketing for Vector Tobacco's OMNI and QUEST brands and increased expenses at corporate offset by lower expenses at New Valley primarily due to a decrease in professional fees. Expenses at Liggett were $74,513 for the year ended December 31, 2002 compared to $69,228 for the prior year, an increase of $5,285. The increase in operating expenses at Liggett was due primarily to a larger sales force and increased marketing efforts. Operating expenses at Liggett include Liggett's product liability legal expenses and other litigation costs of $4,931 in 2002 and $6,832 in 2001. Expenses at Vector Tobacco for the year ended December 31, 2002 were $68,723, compared to expenses of $49,472 for the prior year. In addition, a $3,460 restructuring charge was taken in March 2002 in connection with the formation of Liggett Vector Brands and used for reorganization of its business.

         For the year ended December 31, 2001, Liggett operating income of $107,052 included $9,723 of expense relating to the Engle class action. As discussed in Note 16 to our consolidated financial statements, on May 7, 2001, Liggett reached an agreement with the class in the Engle case, which will provide assurance to Liggett that the stay of execution, currently in effect pursuant to the Florida bonding statute, will not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. Vector Tobacco's operating loss was $88,159 for the year ended December 31, 2002 compared to $48,643 in the 2001 period.

         Other Income (Expenses). Other expenses were $48,122 offset by other income of $19,168 for the year ended December 31, 2002 compared to expenses of $31,952 offset by other income of $29,419 for the year ended December 31, 2001. In 2002, a provision for loss on notes receivable of $13,198 established by New Valley, a loss on investments of $6,240 and increased interest expense of $27,825 were offset by interest and dividend income of $10,071 and a gain on sale of assets of $9,097. The gain on sale of assets includes a gain of $8,484 related to the sale of BrookeMil in April 2002 and a gain of $564 on the disposal of New Valley's remaining shopping center in May 2002. For 2001, interest and dividend income of $11,799 and a gain on a legal settlement of $17,620 arising from the resolution of an insurance claim relating to New Valley's former Western Union satellite business were offset primarily by interest expense and a loss on the sale of real estate assets.

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

         Our consolidated financial statements reflect New Valley's broker-dealer operations as discontinued operations for the year ended December 31, 2001. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of minority interests and applicable income taxes, as "Loss from discontinued operations," and the net cash flows of these entities have been reported as "Impact of discontinued operations."

         Summarized operating results of the discontinued broker-dealer operations for the period January 1, 2001 to December 20, 2001 are as follows:

                                                                  2001
                                                                --------
Revenues...................................................     $ 88,473
Loss from operations before income taxes...................      (12,030)
Benefit for income taxes...................................       (1,356)
Minority interests.........................................        8,557
                                                                --------
Net loss...................................................     $ (2,117)
                                                                ========

         In 2001, we recognized a gain on disposal of discontinued operations of $1,580 relating to New Valley's adjustments of accruals established during its bankruptcy proceedings in 1993 and 1994. The reversal of these accruals was made due to the completion of settlements related to these matters.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash and cash equivalents decreased $25,219 in 2003 and $117,734 in 2002 and increased $60,248 in 2001.

         Net cash provided by operations in 2003 was $16,200 compared to net cash used in 2002 of $11,603 and net cash provided by operations of $19,720 in 2001. Net cash provided in 2003 resulted from non-cash charges for depreciation and amortization, restructuring, stock-based expense and interest expense, a decrease in receivables and an increase in accounts payable and accrued liabilities and other assets and liabilities. These were offset primarily by an increase in inventories as well as income from minority interests and deferred income taxes. Net cash used in operations for 2002 resulted primarily from a net loss of $31,794 due to increased operating losses at Vector Tobacco and marketing promotions at Liggett. In addition, there was an increase in inventories offset by a decrease in accounts receivable and an increase in current liabilities. Further, in 2002, there was the non-cash impact of depreciation and amortization, stock-based expense, restructuring charges, provision for loss on investments and provision for uncollectibility of notes receivable offset by minority interests, gain on sale of investments and a change in current taxes. Cash provided by operations in 2001 resulted primarily from increased net income of Liggett offset by expenses of product development at Vector Tobacco and a loss at New Valley. In addition, in 2001, there was the non-cash impact of depreciation and amortization, non-cash stock-based expense, losses on the sale of real estate and the conversion of debt offset by the impact of discontinued operations, income taxes and minority interests.

         Cash provided by investing activities of $49,829 in 2003 is compared to cash used of $93,791 in 2002 and cash used of $176,034 in 2001. In 2003, cash was provided principally through the sale or maturity of investment securities for $135,737 offset primarily by the purchase of investment securities of $68,978, the investment by New Valley of $9,500 in Douglas Elliman Realty and $1,500 in KOA Investors LLC and capital expenditures principally at Liggett of $8,894. In 2002, cash was used principally for a portion ($50,000) of the purchase price of Medallion and for the purchase of two office buildings by New Valley for $54,258 and machinery and equipment Liggett and Vector Tobacco. In addition, there was the issuance of a note receivable at New Valley for $4,000. These expenditures were offset primarily by net proceeds of $20,461 received from the sale by New Valley of BrookeMil and the net sale or maturity of investment securities of $36,700. In 2001, cash was used primarily for investment in debt securities at the corporate level of $152,793, investment in equity securities at New Valley of $10,166 and for capital expenditures, primarily at Vector Tobacco and Liggett. In addition, there were purchases of long-term investments at New Valley of $5,711. These expenditures were offset primarily by the sale or maturity of investment securities of $16,418, sales of assets of $7,912 and proceeds from sales of real estate of $42,160 in Russia and the United States.

         Cash used in financing activities was $91,248 in 2003 compared to cash used of $12,340 for 2002 and cash provided by financing activities of $212,556 in 2001. In 2003, cash was used principally for distributions on common stock of $59,997 and repayments of debt of $31,654 including $12,000 of the VGR Holding 10% Senior Secured Notes, $12,500 of the Medallion notes and $7,154 in various other notes. In 2002, cash was used primarily for dividends of $54,477 and repayments of debt of $23,338 offset by proceeds from debt of $78,135 and proceeds from the exercise of options of $2,957. In 2001, proceeds from debt were $264,441 offset by repayments on debt of $32,777 and net repayments on the revolving credit facilities of $19,374. In addition, cash was provided by the issuance of common stock of $50,000 as well as the exercise of warrants and options for $17,185. These transactions were offset by distributions on common stock of $46,751, deferred financing charges of $9,642 and decreases of $4,675 in margin loans payable.

         Liggett. Liggett has a $40,000 credit facility under which $0 was outstanding at December 31, 2003. Availability under the facility was approximately $29,688 based on eligible collateral at December 31, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.0% at December 31, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $47,068 and net working capital was $16,874 as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at December 31, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility.

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

         Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through the issuance of notes, guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an effective annual interest rate of 4.68%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an effective annual interest rate of 4.64%. In September 2002, Liggett purchased additional equipment for $1,573 through the issuance of a note guaranteed by us, payable in 60 monthly installments of $26 plus interest rate calculated at LIBOR plus 4.31%.

         During 2003, Liggett leased two 100 millimeter box packers, which will allow Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4,500.

         In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at December 31, 2003 of approximately $1,347. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1,000, of which $250 is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $500 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 16 to our consolidated financial statements.

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

         V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,420, based on current interest rates.

         VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $2,793, based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.

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

Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At December 31, 2003, $3,125 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at December 31, 2003) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus, for periods through December 31, 2003, additional amounts including up to $50,000 during the period commencing on September 30, 2003 and ending on December 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. We recognized a loss of $1,320 in 2002 on the early extinguishment of debt.

         In connection with an additional amendment to the note purchase agreement, VGR Holding repurchased a total of $8,000 of the notes in the second quarter of 2003 and $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. We recognized a loss of $1,721 in 2003 on the early extinguishment of debt.

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

         New Valley. In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, New Jersey with a $40,500 mortgage loan from HSBC Realty Credit

Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplication of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

         Vector. We believe that we will continue to meet our liquidity requirements through 2004, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at December 31, 2003, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $15,300, dividends on our outstanding shares (currently at an annual rate of approximately $63,500) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $27.51 at December 31, 2003, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at December 31, 2003.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2003, our deferred income tax liabilities exceeded our deferred income tax assets by $111,399. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to our consolidated financial statements.

         In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $117,000, including interest, net of tax benefits, through December 31, 2003. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of December 31, 2003, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

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

LONG-TERM FINANCIAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         Our significant long-term contractual obligations as of December 31, 2003 were as follows:

                                                          Fiscal Year
                                 --------------------------------------------------------------
Contractual Obligations             2004         2005         2006         2007         2008      Thereafter      Total
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt(1) ............   $   10,762   $    6,692   $  111,326   $   39,746   $  134,167   $    8,046   $  310,739

Operating leases(2) ..........        7,863        5,870        4,374        2,898        2,271        9,165       32,441

Inventory purchase
  Commitments(3) .............        9,365            -            -            -                         -        9,365

Capital expenditure
  purchase commitments(4) ....          970            -            -            -            -            -          970

New Valley obligations
  under limited partnership
  agreements .................        6,080            -            -            -            -            -        6,080
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total ........................   $   35,040   $   12,562   $  115,700   $   42,644   $  136,438   $   17,211   $  359,595
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

----------------

     (1) For more information concerning our long-term debt, see "Liquidity and Capital Resources" above and Note 9 to our consolidated financial statements.

     (2) Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 10 to our consolidated financial statements.

     (3) Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 6 to our consolidated financial statements.

     (4) Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco.

         Payments under the Master Settlement Agreement discussed in Note 16 to our consolidated financial statements are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.

OFF-BALANCE SHEET ARRANGEMENTS

         We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2003, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

         In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve's guarantee was negligible at December 31, 2003.

         At December 31, 2003, we had outstanding approximately $5,500 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of December 31, 2003, approximately $71,834 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2003, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $869.

         We held investment securities available for sale totaling $67,521 at December 31, 2003. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)", was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities", to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. We have not completed our assessment of the impact of this interpretation, but we do not anticipate a material impact on our consolidated financial statements.

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

         In December 2003, the FASB issued SFAS No. 132(R), which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer's current year contributions are required. (See Note 11 to our consolidated financial statements.)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, we have identified under "Risk Factors" in Item 1 above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 12, 2004, are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING SERVICES AND FEES

         This information is contained in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) INDEX TO 2003 CONSOLIDATED FINANCIAL STATEMENTS:

         Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 12, 2004, appear beginning on page F-1 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts .....................  Page F-53

         (a)(3) EXHIBITS

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------           -----------------------------------------------------------
 * 3.1            Amended and Restated Certificate of Incorporation of Vector
                  Group Ltd. (formerly known as Brooke Group Ltd.) ("Vector")
                  (incorporated by reference to Exhibit 3.1 in Vector's Form
                  10-Q for the quarter ended September 30, 1999).

 * 3.2            Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector's Form 8-K dated May 24,
                  2000).

   3.3            By-Laws of Vector.

 * 4.1 Loan and Security Agreement, dated as of March 8, 1994, between Liggett Group Inc. ("Liggett") and Congress Financial
                  Corporation (incorporated by reference to Exhibit 10(xx) in Vector's Form 10-K for the year ended December 31, 1993).

 * 4.2            Note Purchase Agreement, dated as of May 14, 2001, between VGR
                  Holding Inc (formerly known as BGLS Inc.) ("Vector Holding") and TCW Leveraged Income Trust, L.P., TCW Leveraged Income
                  Trust II, L.P., TCW LINC II CBO Ltd., POWRs 1997-2, Captiva II
                  Finance Ltd. and AIMCO CDO, Series 2000-A (the "Purchasers"), relating to the 10% Senior Secured Notes due March 31, 2006
                  (the "Notes"), including the form of Note (the "Note Purchase
                  Agreement") (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated May 14, 2001).

 * 4.3            First Amendment to Note Purchase Agreement, dated as of
                  November 6, 2001, by and between VGR Holding and the Purchasers (incorporated by reference to Exhibit 10.4 in Vector's Form 10-Q for the quarter ended September 30, 2001).

 * 4.4            Second Amendment to Note Purchase Agreement and New Note
                  Purchase Agreement, dated as of April 30, 2002, between VGR
                  Holding and the Purchasers, including the amended form of Note
                  (incorporated by reference to Exhibit 10.1 in Vector's Form
                  10-Q for the quarter ended March 31, 2002).

 * 4.5            Third Amendment to Note Purchase Agreement, dated as of
                  September 30, 2002, between VGR Holding and the Purchasers
                  (incorporated by reference to Exhibit 10.1 in Vector's Form
                  10-Q for the quarter ended September 30, 2002).

 * 4.6            Fourth Amendment to Note Purchase Agreement dated as of March
                  31, 2003, between VGR Holding and the Purchasers (incorporated by reference to Exhibit 10.1 in Vector's Form 10-Q for the quarter ended March 31, 2003).

EXHIBIT
  NO.                                   DESCRIPTION
-------           -------------------------------------------------------------
    4.7           Fifth Amendment to Note Purchase Agreement, dated as of
                  October 1, 2003, between VGR Holding and the Purchasers.

  * 4.8 Collateral Agency Agreement, dated as of May 14, 2001, by and among VGR Holding, Brooke Group Holding Inc., Vector, New
                  Valley Holdings, Inc., United States Trust Company of New
                  York, as collateral agent for the benefit of the holders of the Notes pursuant to the Note Purchase Agreement (the
                  "Collateral Agent"), and the Purchasers (incorporated by reference to Exhibit 10.2 in Vector's Form 8-K dated May 14,
                  2001).

  * 4.9           First Amendment to Collateral Agency Agreement, dated as of
                  September 4, 2001, by and among VGR Holding, Brooke Group
                  Holding Inc., Vector, New Valley Holdings, Inc. and the
                  Collateral Agent (incorporated by reference to Exhibit 10.3 in
                  Vector's Form 10-Q for the quarter ended September 30, 2001).

 * 4.10           Second Amendment to Collateral Agency Agreement, dated as of
                  April 30, 2002, by and among VGR Holding, Brooke Group Holding
                  Inc., Vector, New Valley Holdings, Inc., Liggett and the
                  Collateral Agent (incorporated by reference to Exhibit 10.2 in
                  Vector's Form 10-Q for the quarter ended March 31, 2002).

 * 4.11 Pledge and Security Agreement, dated as of May 14, 2001 between VGR Holding and the Collateral Agent (incorporated by reference to Exhibit 10.3 in Vector's Form 8-K dated May 14,
                  2001).

 * 4.12           Amendment to Pledge and Security Agreement, dated as of April
                  30, 2002, between VGR Holding and the Collateral Agent
                  (incorporated by reference to Exhibit 10.3 in Vector's Form
                  10-Q for the quarter ended March 31, 2002).

 * 4.13 Pledge and Security Agreement, dated as of May 24, 2001, between New Valley Holdings, Inc. and the Collateral Agent
                  (incorporated by reference to Exhibit 10.4 in Vector's Form
                  8-K dated May 14, 2001).

 * 4.14           Amendment to Pledge and Security Agreement, dated as of April
                  30, 2002, between New Valley Holdings, Inc. and the Collateral
                  Agent (incorporated by reference to Exhibit 10.4 in Vector's
                  Form 10-Q for the quarter ended March 31, 2002).

 * 4.15 Pledge and Security Agreement, dated as of May 14, 2001, between Brooke Group Holding Inc. and the Collateral Agent
                  (incorporated by reference to Exhibit 10.4 in Vector's Form
                  8-K dated May 14, 2001).

 * 4.16           Amendment to Pledge and Security Agreement, dated as of April
                  30, 2002, between Brooke Group Holding Inc. and the Collateral
                  Agent (incorporated by reference to Exhibit 10.5 in Vector's
                  Form 10-Q for the quarter ended March 31, 2002).

 * 4.17 Acknowledgment and Pledge Agreement, dated as of May 14, 2001, between Vector and the Collateral Agent (incorporated by reference to Exhibit 10.6 in Vector's Form 8-K dated May 14,
                  2001).

EXHIBIT
  NO.                                   DESCRIPTION
-------           --------------------------------------------------------------
 * 4.18           Amended and Restated Guarantee, Acknowledgement and Pledge
                  Agreement, dated as of April 30, 2002, between Vector and the
                  Collateral Agent (incorporated by reference to Exhibit 10.6 in
                  Vector's Form 10-Q for the quarter ended March 31, 2002).

 * 4.19 Guarantee, dated as of April 30, 2002, by Liggett in favor of the Collateral Agent (incorporated by reference to Exhibit
                  10.7 in Vector's Form 10-Q for the quarter ended March 31,
                  2002).

 * 4.20           Account Control Agreement, dated as of May 14, 2001, between
                  Vector Holding, Bank of America, N.A. and the Collateral Agent
                  (incorporated by reference to Exhibit 10.7 in Vector's Form
                  8-K dated May 14, 2001).

 * 4.21           Indenture, dated as of July 5, 2001, between Vector and U.S.
                  Bank Trust National Association, as Trustee, relating to the
                  6.25% Convertible Subordinated Notes due 2008 (the "Notes"), including the form of Note (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated July 16, 2001).

 * 4.22           Form of 9% Promissory Note of VGR Acquisition Inc. due 2004
                  (incorporated by reference to Exhibit 10.2 in Vector's Form
                  8-K dated February 15, 2002).

 * 4.23           Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due
                  2007 (incorporated by reference to Exhibit 10.3 in Vector's
                  Form 8-K dated February 15, 2002).

 * 10.1 Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett's Registration Statement on Form S-1,
                  No. 33-47482).

 * 10.2           Services Agreement, dated as of February 26, 1991, between
                  Brooke Management Inc. ("BMI") and Liggett (the "Liggett
                  Services Agreement") (incorporated by reference to Exhibit
                  10.5 in VGR Holding's Registration Statement on Form S-1, No.
                  33-93576).

 * 10.3           First Amendment to Liggett Services Agreement, dated as of
                  November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding's Registration
                  Statement on Form S-1, No. 33-93576).

 * 10.4           Second Amendment to Liggett Services Agreement, dated as of
                  October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector's Form 10-Q for the quarter ended September 30, 1995).

   10.5           Third Amendment to Liggett Services Agreement, dated as of
                  March 31, 2001, by and between Vector and Liggett.

 * 10.6           Corporate Services Agreement, dated January 1, 1992, between
                  VGR Holding and Liggett (incorporated by reference to Exhibit
                  10.13 in Liggett's Registration Statement on Form S-1, No.
                  33-47482).

EXHIBIT
  NO.                                   DESCRIPTION
-------           --------------------------------------------------------------
  * 10.7          Employment Agreement, dated February 21, 1992, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit
                  10(xx) in Vector's Form 10-K for the year ended December 31,
                  1991).

  * 10.8 Amendment to Employment Agreement, dated as of July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.8 in Vector's Form 10-K for the year ended
                  December 31, 1998).

  * 10.9          Tax-Sharing Agreement, dated June 29, 1990, among Brooke Group
                  Holding Inc. ("Brooke Group Holding"), Liggett and certain other entities (incorporated by reference to Exhibit 10.12 in Liggett's Registration Statement on Form S-1, No. 33-47482).

 * 10.10          Tax Indemnity Agreement, dated as of October 6, 1993, among
                  Brooke Group Holding, Liggett and certain other entities
                  (incorporated by reference to Exhibit 10.2 in SkyBox
                  International Inc.'s Form 10-Q for the quarter ended September
                  30, 1993).

 * 10.11 Expense Sharing Agreement, dated as of January 18, 1995, between Vector and New Valley Corporation ("New Valley")
                  (incorporated by reference to Exhibit 10(d) in Vector's Form
                  10-Q for the quarter ended September 30, 1995).

 * 10.12          Settlement Agreement, dated March 15, 1996, by and among the
                  State of West Virginia, State of Florida, State of
                  Mississippi, Commonwealth of Massachusetts, and State of
                  Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

 * 10.13 Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector's Form 10-Q for the quarter ended March 31, 1997).

 * 10.14          Settlement Agreement, dated March 12, 1998, by and among the
                  States listed in Appendix A thereto, Brooke Group Holding and
                  Liggett (incorporated by reference to Exhibit 10.35 in Vector's Form 10-K for the year ended December 31, 1997).

 * 10.15          Master Settlement Agreement made by the Settling States and
                  Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.'s
                  Form 8-K dated November 25, 1998, Commission File No. 1-8940).

 * 10.16          General Liggett Replacement Agreement, dated as of November
                  23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and
                  Liggett (incorporated by reference to Exhibit 10.34 in Vector's Form 10-K for the year ended December 31, 1998).

EXHIBIT
  NO.                                   DESCRIPTION
-------           --------------------------------------------------------------
 * 10.17          Stipulation and Agreed Order regarding Stay of Execution
                  Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co.,
                  Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et.
                  al. (incorporated by reference to Exhibit 99.2 in Philip
                  Morris Companies Inc.'s Form 8-K dated May 7, 2001).

 * 10.18 Stock Option Agreement, dated January 1, 1997, between Vector and Richard J. Lampen (incorporated by reference to Exhibit
                  10.35 in Vector's Form 10-K for the year ended December 31,
                  1996).

 * 10.19 Stock Option Agreement, dated January 1, 1997, between Vector and Marc N. Bell (incorporated by reference to Exhibit 4.3 in the Vector's Registration Statement on Form S-8, No.
                  333-24217).

 * 10.20 Stock Option Agreement, dated January 1, 1998, between Vector and Joselynn D. Van Siclen (incorporated by reference to
                  Exhibit 10.43 in Vector's Form 10-K for the year ended
                  December 31, 1997).

 * 10.21 Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector's Proxy Statement dated
                  September 15, 1998).

 * 10.22 Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S.
                  LeBow on October 16, 1998 with respect to the common stock of Vector).

 * 10.23 Stock Option Agreement, dated July 20, 1998, between Vector and Howard M. Lorber (incorporated by reference to Exhibit
                  10.3 in Vector's Form 10-Q for the quarter ended September 30,
                  1998).

 * 10.24          Letter Agreement, dated November 20, 1998, by and among Philip
                  Morris Incorporated ("PM"), Brooke Group Holding, Liggett &
                  Myers Inc. ("L&M") and Liggett (incorporated by reference to
                  Exhibit 10.1 in Vector's Report on Form 8-K dated November 25,
                  1998).

 * 10.25          Amended and Restated Formation and Limited Liability Company
                  Agreement of Trademarks LLC, dated as of May 24, 1999, among
                  Brooke Group Holding, L&M, Eve Holdings Inc. ("Eve"), Liggett and PM, including the form of Trademark License Agreement
                  (incorporated by reference to Exhibit 10.4 in Vector's Form
                  10-Q for the quarter ended June 30, 1999).

 * 10.26          Class A Option Agreement, dated as of January 12, 1999, among
                  Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1998).

EXHIBIT
  NO.                                   DESCRIPTION
-------           --------------------------------------------------------------
* 10.27           Class B Option Agreement, dated as of January 12, 1999, among
                  Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector's Form 10-K for the year ended December 31, 1998).

* 10.28 Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector's Form 10-Q for the quarter ended June 30, 1999).

* 10.29 Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector's Form 10-Q for the quarter ended
                  June 30, 1999).

* 10.30 Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit
                  10(b)(i) in New Valley's Form 10-K for the year ended December
                  31, 1995).

* 10.31           Employment Agreement ("Lorber Employment Agreement") dated as
                  June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the year ended December 31, 1995).

* 10.32           Amendment dated January 1, 1998 to Lorber Employment Agreement
                  (incorporated by reference to Exhibit 10(b)(iii) in New
                  Valley's Form 10-K for the year ended December 31, 1997).

* 10.33           Employment Agreement dated September 22, 1995, between New
                  Valley and Richard J. Lampen (incorporated by reference to
                  Exhibit 10(a) in New Valley's Form 10-Q for the quarter ended
                  September 30, 1995).

* 10.34           Employment Agreement dated April 15, 1994, between Vector and
                  Marc N. Bell (incorporated by reference to Exhibit 10.67 in
                  Vector's Form 10-K for the year ended December 31, 1998).

* 10.35           Employment Agreement dated as of August 1, 1999, between
                  Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.8 in Vector's Form 10-Q for the quarter ended
                  June 30, 1999).

* 10.36 Vector Group Ltd. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 in Vector's Form 10-K for the year ended December 31, 1999).

* 10.37 Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit
                  10.59 in Vector's Form 10-K for the year ended December 31,
                  1999).

* 10.38 Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit
                  10.60 in Vector's Form 10-K for the year ended December 31,
                  1999).

EXHIBIT
  NO.                                   DESCRIPTION
-------           --------------------------------------------------------------
* 10.39           Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector's Form 10-K for the year ended December 31, 1999).

* 10.40 Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to
                  Exhibit 10.62 in Vector's Form 10-K for the year ended
                  December 31, 1999).

* 10.41 Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit
                  10.63 in Vector's Form 10-K for the year ended December 31,
                  1999).

* 10.42           Letter Agreement, dated September 1, 2000, between Ronald J.
                  Bernstein and Liggett (incorporated by reference to Exhibit
                  10.62 in Vector's Form 10-K for the year ended December 31,
                  2000).

* 10.43 Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit
                  10.63 in Vector's Form 10-K for the year ended December 31,
                  2000).

* 10.44 Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit
                  10.1 in Vector's Form 10-Q for the quarter ended March 31,
                  2001).

* 10.45 Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit
                  10.2 in Vector's Form 10-Q for the quarter ended March 31,
                  2001).

* 10.46           Employment Agreement, dated as of January 17, 2001, between
                  Vector and Howard M. Lorber (incorporated by reference to
                  Exhibit 10.3 in Vector's Form 10-Q for the quarter ended March
                  31, 2001).

  10.47 Vector Supplemental Executive Retirement Plan (as amended and restated March 3, 2004).

* 10.48 Purchase and Sale Agreement, dated as of February 15, 2002, between VGR Acquisition Inc., The Medallion Company, Inc. and
                  Gary L. Hall (incorporated by reference to Exhibit 10.1 in
                  Vector's Form 8-K dated February 15, 2002).

* 10.49           Form of Asset Purchase Agreement between VGR Acquisition Inc.
                  and Gary L. Hall (incorporated by reference to Exhibit 10.4 in
                  Vector's Form 8-K dated February 15, 2002).

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
                  333-62156, No. 333-69294 and No. 333-82212).

EXHIBIT
  NO.                                   DESCRIPTION
-------           --------------------------------------------------------------
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

     99           Material Legal Proceedings.

---------------------------------

*Incorporated by reference

         Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.18 through 10.23 and 10.30 through 10.47.

                  (B)      REPORTS ON FORM 8-K:

                  We filed the following reports on Form 8-K during the fourth quarter of 2003:

      Date                    Items           Financial Statements
      ----                    -----           --------------------
October 8, 2003               7, 12                  None
November 13, 2003              5, 7                  None

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

Date: March 15, 2004

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

     SIGNATURE                                      TITLE

/s/ Bennett S. LeBow
----------------------------
Bennett S. LeBow                        Chairman of the Board
                                        (Principal Executive Officer)

/s/ Joselynn D. Van Siclen
----------------------------
Joselynn D. Van Siclen                  Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

/s/ Henry C. Beinstein
----------------------------
Henry C. Beinstein                      Director

/s/ Ronald J. Bernstein
----------------------------
Ronald J. Bernstein                     Director

/s/ Robert J. Eide
----------------------------
Robert J. Eide                          Director

/s/ Howard M. Lorber
----------------------------
Howard M. Lorber                        Director

/s/ Jeffrey S. Podell
----------------------------
Jeffrey S. Podell                       Director

/s/ Jean E. Sharpe
----------------------------
Jean E. Sharpe                          Director

                                VECTOR GROUP LTD.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003
                      ITEMS 8, 14(a)(1) AND (2), AND 14(d)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

         Financial Statements and Schedule of the Registrant and its subsidiaries required to be included in Items 8, 14(a) (1) and (2), and 14(d) are listed below:

                                                                                                             Page
                                                                                                             ----
FINANCIAL STATEMENTS:

      Vector Group Ltd. Consolidated Financial Statements

      Report of Independent Certified Public Accountants.................................................    F-2
      Vector Group Ltd. Consolidated Balance Sheets as of December 31, 2003 and 2002.....................    F-3
      Vector Group Ltd. Consolidated Statements of Operations for the years ended
            December 31, 2003, 2002 and 2001.............................................................    F-4
      Vector Group Ltd. Consolidated Statements of Stockholders' Equity (Deficit) for
            the years ended December 31, 2003, 2002 and 2001.............................................    F-5
      Vector Group Ltd. Consolidated Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001.............................................................    F-6
      Notes to Consolidated Financial Statements.........................................................    F-8

FINANCIAL STATEMENT SCHEDULE:

      Schedule II -- Valuation and Qualifying Accounts...................................................    F-53

      Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in our consolidated financial statements or accompanying notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Vector Group Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 12, 2004

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        December 31,   December 31,
                                                                                            2003           2002
                                                                                        ------------   ------------
Current assets:
   Cash and cash equivalents ........................................................   $     74,808   $    100,027
   Investment securities available for sale .........................................         67,521        128,430
   Accounts receivable - trade ......................................................         10,425         13,395
   Other receivables ................................................................          2,605          3,853
   Inventories ......................................................................        127,351        100,373
   Restricted assets ................................................................            771              -
   Deferred income taxes ............................................................         19,328         12,825
   Other current assets .............................................................         12,568         17,912
                                                                                        ------------   ------------
     Total current assets ...........................................................        315,377        376,815

Property, plant and equipment, net ..................................................        143,596        181,972
Assets held for sale ................................................................          9,438              -
Long-term investments, net ..........................................................          2,431          3,150
Investments in non-consolidated real estate businesses ..............................         18,718          7,811
Restricted assets ...................................................................          5,571          4,857
Deferred income taxes ...............................................................         13,200         12,501
Intangible asset ....................................................................        107,511        107,511
Other assets ........................................................................         12,370         12,653
                                                                                        ------------   ------------
     Total assets ...................................................................   $    628,212   $    707,270
                                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
   Current portion of notes payable and long-term debt ..............................   $     10,762   $     31,277
   Accounts payable .................................................................          8,635         17,046
   Accrued promotional expenses .....................................................         22,203         24,998
   Accrued taxes payable, net .......................................................         48,577         39,370
   Settlement accruals ..............................................................         52,650         40,528
   Deferred income taxes ............................................................          4,000          5,277
   Accrued interest .................................................................          7,004          7,556
   Other accrued liabilities ........................................................         19,255         18,332
                                                                                        ------------   ------------
     Total current liabilities ......................................................        173,086        184,384

Notes payable, long-term debt and other obligations, less current portion ...........        299,977        307,028
Noncurrent employee benefits ........................................................         13,438          9,896
Deferred income taxes ...............................................................        139,927        134,762
Other liabilities ...................................................................          4,781          4,866
Minority interests ..................................................................         43,478         44,037

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $1.00 per share, authorized 10,000,000 shares
   Common stock, par value $0.10 per share, authorized 100,000,000
     shares, issued 42,103,276 shares and outstanding 39,021,189 shares .............          3,902          3,643
   Additional paid-in capital .......................................................        251,239        279,305
   Deficit ..........................................................................       (280,598)      (236,718)
   Accumulated other comprehensive loss .............................................         (9,335)       (11,630)
   Less:  3,082,087 shares of common stock in treasury, at cost .....................        (11,683)       (12,303)
                                                                                        ------------   ------------
        Total stockholders' equity (deficit) ........................................        (46,475)        22,297
                                                                                        ------------   ------------
        Total liabilities and stockholders' equity (deficit) ........................   $    628,212   $    707,270
                                                                                        ============   ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              Year Ended December 31,
                                                                                   --------------------------------------------
                                                                                       2003            2002            2001
                                                                                   ------------    ------------    ------------
Revenues:
     Tobacco* ..................................................................   $    529,385    $    502,417    $    437,416
     Real estate leasing .......................................................          7,298           1,001           9,966
                                                                                   ------------    ------------    ------------
        Total revenues .........................................................        536,683         503,418         447,382

Expenses:
     Cost of goods sold* .......................................................        339,617         344,622         259,707
     Operating, selling, administrative and general expenses ...................        171,509         174,043         156,332
     Restructuring and impairment charges ......................................         21,300           3,460               -
                                                                                   ------------    ------------    ------------
        Operating income (loss) ................................................          4,257         (18,707)         31,343

Other income (expenses):
     Interest and dividend income ..............................................          4,696          10,071          11,799
     Interest expense ..........................................................        (29,734)        (27,825)        (21,387)
     Gain on legal settlement ..................................................              -               -          17,620
     Gain (loss) on investments, net ...........................................          1,955          (6,240)         (1,799)
     Gain (loss) on sale of assets .............................................            478           9,097          (8,708)
     Equity income (loss) from non-consolidated real estate businesses .........            901            (749)              -
     Provision for uncollectibility of notes receivable ........................              -         (13,198)              -
     Other, net ................................................................             19            (110)            (58)
                                                                                   ------------    ------------    ------------

(Loss) income from continuing operations before provision (benefit)
        for income taxes and minority interests ................................        (17,428)        (47,661)         28,810
     Provision (benefit) for income taxes ......................................            574          (6,353)         15,017
     Minority interests ........................................................          2,392           9,514           7,407
                                                                                   ------------    ------------    ------------
(Loss) income from continuing operations .......................................        (15,610)        (31,794)         21,200
                                                                                   ------------    ------------    ------------

Discontinued operations:
Loss from discontinued operations ..............................................              -               -          (2,117)
Gain on disposal of discontinued operations, net of minority interests .........              -               -           1,580
                                                                                   ------------    ------------    ------------
Loss from discontinued operations ..............................................              -               -            (537)
                                                                                   ------------    ------------    ------------
Net (loss) income ..............................................................   $    (15,610)   $    (31,794)   $     20,663
                                                                                   ============    ============    ============

Per basic common share:

     (Loss) income from continuing operations ..................................   $      (0.40)   $      (0.87)   $       0.65
                                                                                   ============    ============    ============
     Loss from discontinued operations .........................................              -               -    $      (0.02)
                                                                                                                   ============
     Net (loss) income applicable to common shares .............................   $      (0.40)   $      (0.87)   $       0.63
                                                                                   ============    ============    ============

Basic weighted average common shares outstanding ...............................     38,744,013      36,723,204      32,541,467
                                                                                   ============    ============    ============
Per diluted common share:

     (Loss) income from continuing operations ..................................   $      (0.40)   $      (0.87)   $       0.54
                                                                                   ============    ============    ============
     Loss from discontinued operations .........................................              -               -    $      (0.01)
                                                                                                                   ============
     Net (loss) income applicable to common shares .............................   $      (0.40)   $      (0.87)   $       0.53
                                                                                   ============    ============    ============

Diluted weighted average common shares outstanding .............................     38,744,013      36,723,204      39,177,244
                                                                                   ============    ============    ============

         ------------

         *Revenues and Cost of goods sold include excise taxes of $195,342, $192,664 and $151,174 for the years ended December 31, 2003, 2002 and 2001, respectively.

                   The accompanying notes are an integral part of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                           Accumulated
                                                                        Additional                            Other
                                                       Common Stock      Paid-In                Treasury  Comprehensive
                                                      Shares    Amount   Capital     Deficit      Stock   Income (Loss)   Total
                                                    ----------  ------   --------   ---------   --------  -------------  ---------
Balance, December 31, 2000........................  25,667,018  $2,567   $184,807   $(148,789)  $(27,473)   $   1,337    $  12,449
Net income........................................           -       -          -      20,663          -            -       20,663
   Unrealized loss on investment securities.......           -       -          -           -          -          (60)         (60)
   Effect of New Valley capital transactions......           -       -          -           -          -         (107)        (107)
                                                                                                                         ---------
        Total other comprehensive loss............           -       -          -           -          -            -         (167)
                                                                                                                         ---------
Total comprehensive income........................           -       -          -           -          -            -       20,496
                                                                                                                         ---------
Distributions on common stock.....................           -       -    (46,751)          -          -            -      (46,751)
Effect of New Valley acquisition of LTS...........           -       -      8,556           -          -            -        8,556
Issuance of stock.................................   1,669,344     167     41,974           -      7,859            -       50,000
Exercise of options and warrants..................   2,975,025     297     15,607           -      1,281            -       17,185
Effect of stock dividend..........................   1,502,107     150     54,369     (54,519)         -            -            -
Conversion of debt................................   1,358,353     136     45,018           -          -            -       45,154
Tax benefit of options exercised..................           -       -     11,133           -          -            -       11,133
Effect of New Valley share repurchase.............           -       -        176           -          -            -          176
Amortization of deferred compensation, net........           -       -      5,907           -          -            -        5,907
LTS distribution..................................           -       -    (10,947)          -          -            -      (10,947)
                                                    ----------  ------   --------   ---------   --------    ---------    ---------
Balance, December 31, 2001........................  33,171,847   3,317    309,849    (182,645)   (18,333)       1,170      113,358
Net loss..........................................           -       -          -     (31,794)         -            -      (31,794)
   Pension related minimum liability adjustments..           -       -          -           -          -      (11,090)     (11,090)
   Unrealized loss on investment securities.......           -       -          -           -          -         (203)        (203)
                                                                                                                         ---------
        Total other comprehensive loss............           -       -          -           -          -            -      (11,293)
                                                                                                                         ---------
Total comprehensive loss..........................           -       -          -           -          -            -      (43,087)
                                                                                                                         ---------

Distributions on common stock.....................           -       -    (54,477)          -          -            -      (54,477)
Effect of stock dividend..........................   1,662,619     166     22,113     (22,279)         -            -            -
Exercise of options...............................   1,604,819     160     (3,233)          -      6,030            -        2,957
Tax benefit of options exercised..................           -       -        526           -          -            -          526
Amortization of deferred compensation, net........           -       -      2,234           -          -            -        2,234
Effect of New Valley share repurchase.............           -       -        786           -          -            -          786
Other, net........................................           -       -      1,507           -          -       (1,507)           -
                                                    ----------  ------   --------   ---------   --------    ====-----    ---------
Balance, December 31, 2002........................  36,439,285   3,643    279,305    (236,718)   (12,303)     (11,630)      22,297
                                                    ==========  ======   ========   =========   ========    =========    =========
Net loss..........................................           -       -          -     (15,610)         -            -      (15,610)
   Pension related minimum liability adjustments..           -       -          -           -          -           17           17
   Unrealized gain on investment securities.......           -       -          -           -          -        2,278        2,278
                                                                                                                         ---------
        Total other comprehensive income..........                                                                           2,295
                                                                                                                         ---------
Total comprehensive loss..........................           -       -          -           -          -            -      (13,315)
Distributions on common stock.....................           -       -    (59,997)          -          -            -      (59,997)
Effect of stock dividend..........................   1,850,126     185     28,085     (28,270)         -            -            -
Exercise of warrants and options..................     731,778      74      1,055           -        620            -        1,749
Tax benefit of options exercised..................           -       -      2,037           -          -            -        2,037
Amortization of deferred compensation, net........           -       -        586           -          -            -          586
Effect of New Valley share repurchase.............           -       -         75           -          -            -           75
Other, net........................................           -       -         93           -          -            -           93
                                                    ----------  ------   --------   ---------   --------    ---------    ---------
Balance, December 31, 2003........................  39,021,189  $3,902   $251,239   $(280,598)  $(11,683)   $  (9,335)   $ (46,475)
                                                    ==========  ======   ========   =========   ========    =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                       2003           2002           2001
                                                                                   ------------   ------------   ------------
Cash flows from operating activities:
   Net (loss) income ...........................................................   $  (15,610)    $    (31,794)  $     20,663
                                                                                   ----------     ------------   ------------
   Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization ..........................................       16,011           13,863          9,973
        Non-cash stock-based expense ...........................................          906            3,534          5,878
        Restructuring and impairment charges ...................................       21,300            3,460              -
        Impact of discontinued operations ......................................            -                -            537
        Minority interests .....................................................       (2,392)          (9,514)        (7,407)
        (Gain) loss on sale of investments .....................................         (301)          (9,249)           820
        Provision for loss on investments ......................................            -            7,628              -
        Gain on sale of assets .................................................       (2,202)             (57)        (1,334)
        Loss (gain) on sale of real estate .....................................            -                -          9,866
        Write-down of equipment ................................................            -              804              -
        Loss on debt conversion ................................................            -                -          6,445
        Deferred income taxes ..................................................       (3,314)           1,186        (16,731)
        Equity (income) in non-consolidated real estate businesses..............         (901)             749              -
        Non-cash interest expense ..............................................        5,885            5,062          2,956
        Provision for uncollectibility of notes receivable .....................            -           13,198              -
        Other ..................................................................            -                -           (430)
   Changes in assets and liabilities (net of effect of acquisitions and dispositions):
        Receivables ............................................................        4,218           21,861        (23,613)
        Inventories ............................................................      (26,978)         (48,590)       (23,730)
        Accounts payable and accrued liabilities ...............................       10,494            9,354         54,075
        Other assets and liabilities, net ......................................        9,084            6,902        (18,248)
                                                                                   ----------     ------------   ------------
Net cash provided by (used in) operating activities ............................       16,200          (11,603)        19,720
                                                                                   ----------     ------------   ------------
Cash flows from investing activities:
   Proceeds from sale of businesses and assets, net ............................        2,723            3,644          7,912
   Sale or maturity of investment securities ...................................      135,737          111,795         16,418
   Purchase of investment securities ...........................................      (68,978)         (75,095)      (162,959)
   Sale or liquidation of long-term investments ................................        1,004                -          1,133
   Purchase of long-term investments ...........................................         (195)               -         (5,711)
   Purchase of Medallion .......................................................            -          (50,103)             -
   (Increase) decrease in restricted assets ....................................       (1,485)            (168)         1,231
   Proceeds from sale of real estate, net ......................................            -           18,798         42,160
   Purchase of non-consolidated real estate businesses..........................      (11,000)               -              -
   Distributions from non-consolidated real estate businesses...................          991                -              -
   Repayment (issuance) of note receivable, net ................................            -           (4,000)             -
   Payment of prepetition claims ...............................................          (74)          (2,026)        (3,183)
   Cash received in LTS acquisition, net .......................................            -                -          4,065
   Capital expenditures ........................................................       (8,894)         (96,636)       (77,100)
                                                                                   ----------     ------------   ------------
Net cash provided by (used in) investing activities ............................       49,829          (93,791)      (176,034)
                                                                                   ----------     ------------   ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                       2003           2002           2001
                                                                                   ------------   ------------   ------------
Cash flows from financing activities:
   Proceeds from debt...........................................................              -         78,135        264,441
   Repayments of debt...........................................................        (31,654)       (23,338)       (32,777)
   Deferred financing charges...................................................              -         (1,281)        (9,642)
   Borrowings under revolver....................................................        629,699        612,121        508,121
   Repayments on revolver.......................................................       (629,699)      (612,121)      (527,495)
   (Decrease) increase in margin loan payable...................................              -              -         (4,675)
   (Decrease) increase in cash overdraft........................................              -              -           (501)
   Distributions on common stock................................................        (59,997)       (54,477)       (46,751)
   (Repayments) proceeds  from participating loan...............................              -        (12,445)         2,981
   Issuance of common stock.....................................................              -              -         50,000
   Proceeds from exercise of options and warrants...............................          1,749          2,957         17,185
   Cash impact of LTS distribution..............................................              -              -         (8,136)
   New Valley purchase of common shares.........................................         (1,346)        (1,891)          (274)
   Other, net...................................................................              -              -             79
                                                                                   ------------   ------------   ------------
Net cash (used in) provided by financing activities.............................        (91,248)       (12,340)       212,556
                                                                                   ------------   ------------   ------------

Net cash provided by discontinued operations....................................              -              -          4,006
                                                                                   ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents............................        (25,219)      (117,734)        60,248
Cash and cash equivalents, beginning of year....................................        100,027        217,761        157,513
                                                                                   ------------   ------------   ------------

Cash and cash equivalents, end of year..........................................   $     74,808   $    100,027   $    217,761
                                                                                   ============   ============   ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of Presentation:

                  The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Liggett Group Inc. ("Liggett"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Vector Brands Inc. ("Liggett Vector Brands") and other less significant subsidiaries. The Company owned 58.1% of the common shares of New Valley Corporation ("New Valley") at December 31, 2003. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

                  Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies.

                  As discussed in Note 4, a subsidiary of the Company acquired The Medallion Company, Inc. on April 1, 2002.

                  As discussed in Note 20, New Valley's former broker-dealer operations are presented as discontinued operations for the year ended December 31, 2001.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

                  The carrying amounts of short-term debt reported in the consolidated balance sheets are a reasonable estimate of fair value. The fair value of long-term debt for the years ended December 31, 2003 and December 31, 2002 was estimated based on current market quotations, where available.

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

                  Gains are recognized when realized in the Company's consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company's marketable securities, it is the Company's policy to record an impairment charge with respect to such investment in the Company's consolidated statements of operations.

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

                  Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 16.6% of Liggett's revenues in 2003, 16.5% of Liggett's revenues in 2002 and 23.5% of Liggett's revenues in 2001. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management's expectations.

         (g)      Accounts Receivable:

                  Accounts receivable-trade are recorded at their net realizable value.

                  The allowance for doubtful accounts and cash discounts was $746 and $2,248 at December 31, 2003 and 2002, respectively.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         (i)      Restricted Assets:

                  Current restricted assets of $771 at December 31, 2003 consist of amounts held in escrow related to New Valley's real estate operations. Long-term restricted assets of $5,571 and $4,857 at December 31, 2003 and December 31, 2002, respectively, consist primarily of certificates of deposit which collateralize letters of credit.

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

                  Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2003, 2002 and 2001, interest costs of $0, $305 and $779, respectively, were capitalized.

                  Repairs and maintenance costs are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

         (k)      Intangible Assets:

                  The Company is required to conduct an annual review of intangible assets for potential impairment including the intangible asset of $107,511, which is not subject to amortization due to its indefinite useful life, and relates to Medallion's exemption under the Master Settlement Agreement. (Refer to Note 4.)

                  Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years. The book value of other intangible assets are $21,998 and $21,998 and the related accumulated amortization is $20,936 and $20,789 at December 31, 2003 and 2002, respectively. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $147, $145 and $19, respectively. Based on the current amount of intangible assets subject to amortization, the estimated expense for each of the succeeding five years is $148 in 2004, $148 in 2005, $124 in 2006, $122 in 2007 and $122 in
                  2008.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

                  As discussed in Note 2, the Company recorded an $18,752 asset impairment charge in 2003 in connection with the closing of Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility.

         (m)      Employee Benefits:

                  In 2002 and 2001, Liggett sponsored self-insured health and dental insurance plans for all eligible employees. The expense recorded for such benefits contained an estimate of unpaid claims as of December 31, 2002 and 2001 which were subject to significant fluctuations in the near term. In January 2003, Liggett converted to fully-insured health and dental plans.

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

                  Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years. The expense related to stock option compensation included in the determination of net income for 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value provisions of SFAS No. 123:

                                                              2003           2002           2001
                                                          ------------   ------------   ------------
Net (loss) income as adjusted .........................   $    (15,610)  $    (31,794)  $     20,663

Add:  stock option employee compensation
     expense included in reported net (loss)
     income, net of related tax effects ...............          4,738          5,375          5,305
Deduct:  total stock option employee
     compensation expense determined
     under the fair value method for all awards,
     net of related tax effects .......................         (7,759)       (10,272)       (10,275)
                                                          ------------   ------------   ------------

Pro forma net (loss) income ...........................   $    (18,631)  $    (36,691)  $     15,693
                                                          ============   ============   ============

(Loss) income per share:
     Basic - as reported ..............................   $      (0.40)  $      (0.87)  $       0.63
     Basic - pro forma ................................   $      (0.48)  $      (1.00)  $       0.48
     Diluted - as reported ............................   $      (0.40)  $      (0.87)  $       0.53
     Diluted - pro forma ..............................   $      (0.48)  $      (1.00)  $       0.40

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

         (q)      Revenue Recognition:

                  Sales: Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Since the Company's primary line of business is tobacco, the Company's financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

                  Effective January 1, 2002, the Company adopted Emerging Issues Task Force "EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Prior period consolidated statements of earnings have been reclassified to reflect the adoption. EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-25. With respect to estimated amounts of consideration that will be claimed by customers, costs are recognized at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. The adoption of these EITF Issues resulted in a reduction of revenues of $296,836 in 2001. In addition, the adoption reduced marketing, administration and research costs in 2001 by $305,756, and cost of goods sold increased by $8,920. The adoption of these EITF Issues had no impact on operating income, net earnings or basic and diluted earnings per share ("EPS").

                  Real Estate Leasing Revenues: The Company's real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 2003 are $6,578 in 2004, $6,662 in 2005, $6,519 in 2006, $5,612 in
                  2007, $5,620 in 2008 and $10,284 thereafter.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         (r)      Advertising and Research and Development:

                  Advertising costs, which are expensed as incurred, were $19,473, $15,544 and $11,439 for the years ended December 31, 2003, 2002 and 2001, respectively.

                  Research and development costs, primarily at Vector Tobacco, are expensed as incurred, and were $10,546, $10,103 and $13,174 for the years ended December 31, 2003, 2002 and 2001, respectively.

         (s)      Legal Costs:

                  The Company's policy is to accrue legal and other costs related to contingencies as services are performed.

         (t)      Earnings Per Share:

                  Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2003, September 27, 2002 and September 28, 2001. The dividends were charged to retained earnings in the net amount of $28,270 in 2003, $22,279 in 2002 and $54,519 in 2001 and were based on the fair value of the Company's common stock. In connection with each 5% dividend, the Company increased the number of outstanding warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2001.

                  Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2003, 2002 and 2001:

                                                  2003         2002         2001
                                               ----------   ----------   ----------
Weighted-average shares for basic EPS ......   38,744,013   36,723,204   32,541,467

Plus incremental shares related to
    stock options and warrants .............            -            -    6,635,777
                                               ----------   ----------   ----------

Weighted-average shares for diluted EPS        38,744,013   36,723,204   39,177,244
                                               ==========   ==========   ==========

                  The Company had a net loss for the years ended December 31, 2003 and December 31, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is antidilutive for these years. Potentially dilutive shares that were not included in the diluted loss per share calculation were 1,735,722 in 2003 and 1,203,500 in 2002 which shares are issuable upon the exercise of stock options and warrants assuming the treasury stock method.

         (u)      Comprehensive Income (Loss):

                  Other comprehensive income (loss) is a component of stockholders' equity and includes such items as the Company's proportionate interest in New Valley's capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive loss was $13,315 for the year ended December 31, 2003 and $11,293 for the year ended December 31, 2002, and total comprehensive income was $20,496 for the year ended December 31, 2001.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         (v)      New Accounting Pronouncements:

                  In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)", was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities", to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The Company has not completed its assessment of the impact of this interpretation, but it does not anticipate a material impact on its consolidated financial statements.

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

                  In December 2003, the FASB issued SFAS No. 132(R), which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, ""Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer's current year contributions are required. (See Note 11.)

2.       VECTOR TOBACCO RESTRUCTURING

         On October 8, 2003, the Company announced that it would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco's other cigarette brands, has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce 16 billion units per year. Vector Tobacco has contracted with Liggett Group to produce its cigarettes and has transitioned production from Timberlake to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, Vector eliminated approximately 150 positions.

         As a result of these actions, the Company recognized pre-tax restructuring and impairment charges currently estimated to total approximately $21,522, of which $21,300 has been taken in 2003 and approximately $222 will be taken in the first quarter of 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell and is being carried on the accompanying consolidated balance sheets as assets held for sale. The asset impairment charges are based on management's current estimates of the values the Company will be able to realize on sales of the excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.

         The components of the pre-tax restructuring and impairment charge for the year ended December 31, 2003 are as follows:

                               Employee       Non-Cash       Contract
                               Severance       Asset       Termination/
                             and Benefits    Impairment     Exit Costs        Total
                             ------------   ------------   ------------   ------------
Balance, December 31, 2002   $          -   $          -   $          -   $          -

Original charges .........          2,045         18,752            503         21,300

Utilized in 2003 .........           (182)       (18,752)           (54)       (18,988)
                             ------------   ------------   ------------   ------------

Balance, December 31, 2003   $      1,863   $          0   $        449   $      2,312
                             ============   ============   ============   ============

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

4.      MEDALLION ACQUISITION

        On April 1, 2002, a subsidiary of the Company acquired 100% of the stock of The Medallion Company, Inc. ("Medallion"), and related assets from Medallion's principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by the Company and by Liggett. (See Note 9.) Medallion, a discount cigarette manufacturer, is a participant in the Master Settlement Agreement between the

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States. The results of operations of Medallion are included in the Company's financial statements beginning April 1, 2002.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  At April 1, 2002
                                                                  ----------------
Receivable from seller......................................        $    3,189
Inventory...................................................             1,019
Property, plant and equipment...............................             2,181
Intangible asset............................................           107,511
                                                                    ----------
     Total assets acquired..................................           113,900
                                                                    ----------
Accrued merger costs........................................               300
Allowance for sales returns.................................               500
Accrued Master Settlement Agreement liability...............             3,100
                                                                    ----------
     Total liabilities assumed..............................             3,900
                                                                    ----------
     Net assets acquired....................................          $110,000
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

                                              Year Ended December 31,
                                               2002          2001
                                           ------------   ------------
Revenues ...............................   $    518,279   $    491,652
                                           ============   ============

Net (loss) income ......................   $    (33,042)  $     21,131
                                           ============   ============

Net (loss) income per common share:

     Basic .............................   $      (0.90)  $       0.65
                                           ============   ============
     Diluted ...........................   $      (0.90)  $       0.54
                                           ============   ============

5.       INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders' equity, net of taxes and minority interests. For the year ended December 31, 2003, net realized gains were $1,955 and for the years ended

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

        December 31, 2002 and 2001, net realized losses were $6,240 and $1,799, respectively. During 2002, the Company recorded a loss of $6,776 related to other-than-temporary declines in the fair value of marketable equity securities held by New Valley and $852 related to an other-than-temporary decline in the fair value of marketable debt securities.

        The components of investment securities available for sale at December 31, 2003 and 2002 are as follows:

                                                     Gross         Gross
                                                   Unrealized   Unrealized     Fair
                                         Cost         Gain         Loss        Value
                                      ----------   ----------   ----------   ----------
2003
Marketable equity securities ......   $   11,535   $    6,411   $        -   $   17,946
Marketable debt securities ........       50,051          447         (923)      49,575
                                      ----------   ----------   ----------   ----------
                                      $   61,586   $    6,858   $     (923)  $   67,521
                                      ==========   ==========   ==========   ==========

2002
Marketable equity securities ......   $   14,430   $        -   $   (1,037)  $   13,393
Marketable debt securities ........      115,220        1,157       (1,340)     115,037
                                      ----------   ----------   ----------   ----------
                                      $  129,650   $    1,157   $   (2,377)  $  128,430
                                      ==========   ==========   ==========   ==========

6.       INVENTORIES

         Inventories consist of:

                                              December 31,
                                          2003           2002
                                      ------------   ------------
Leaf tobacco ......................   $     80,239   $     63,196
Other raw materials ...............          3,060          5,438
Work-in-process ...................          1,609          2,888
Finished goods ....................         42,825         30,014
Replacement parts and supplies ....            636            602
                                      ------------   ------------
Inventories at current cost .......        128,369        102,138
LIFO adjustments ..................         (1,018)        (1,765)
                                      ------------   ------------
                                      $    127,351   $    100,373
                                      ============   ============

         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2003, Liggett had leaf tobacco purchase commitments of approximately $7,741 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,624.

         LIFO inventories represent approximately 58.0% and 61.4% of total inventories at December 31, 2003 and 2002, respectively.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         Included in the above table is approximately $44,220 at December 31, 2003 and $38,000 at December 31, 2002 of inventory associated with Vector Tobacco's new product initiatives. The recoverability of costs of such inventory is dependent upon market conditions and consumer demands for the product.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                         December 31,
                                      2003           2002
                                 ------------   ------------
Land and improvements ........   $     10,019   $     10,019
Buildings ....................         74,326         74,828
Machinery and equipment ......        105,032        136,738
Leasehold improvements .......          1,023            130
Construction-in-progress .....          1,554          3,566
                                 ------------   ------------
                                      191,954        225,281
Less accumulated depreciation         (48,358)       (43,309)
                                 ------------   ------------
                                 $    143,596   $    181,972
                                 ============   ============

         The table above includes real estate assets and accumulated depreciation owned and operated by New Valley in the amounts of $54,258 and $1,246 and $54,528 and $50 as of December 31, 2003 and 2002,
         respectively. (Refer to Note 21.)

         Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $16,011, $13,863 and $9,973, respectively.
         Future machinery and equipment purchase commitments at Liggett are $970.

         In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at December 31, 2003 of approximately $1,347. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1,000, of which $250 is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $500 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

         The Company recorded an $18,752 non-cash asset impairment charge during the third quarter of 2003 in conjunction with the closing of Vector Tobacco's Timberlake, North Carolina facility of which $17,968 relates to machinery and equipment. (See Note 2.) Vector Tobacco has entered into negotiations to sell the Timberlake facility, including all equipment not relocated to Mebane.

         During 2003, Liggett entered into sale-leaseback transactions in which equipment with a book value of $4,483 was sold and leased back from a third party as operating leases. Liggett received cash of $2,386, and no gain or loss was recognized on these transactions. Deposits of $2,097 made by Liggett under the leases have been recorded as other assets in the December 31, 2003 balance sheet.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

8.       LONG-TERM INVESTMENTS

         Long-term investments consist of investments in the following:

                                                    December 31, 2003                   December 31, 2002
                                                --------------------------          --------------------------
                                                Carrying            Fair            Carrying            Fair
                                                 Value             Value              Value             Value
                                                --------           -------          --------           -------
Limited partnerships...................         $  2,431           $11,741          $  3,150           $10,694

         The principal business of the limited partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $979 at December 31, 2003. New Valley's investments in limited partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

         The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9.       NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

         Notes payable, long-term debt and other obligations consist of:

                                                            December 31,   December 31,
                                                                2003           2002
                                                            ------------   ------------
Vector:
6.25% Convertible Subordinated Notes due 2008 ...........   $    132,500   $    132,500

VGR Holding:
10% Senior Secured Notes due 2006, net of
   unamortized discount of $6,675 and $10,751 ...........         63,325         71,249

Liggett:
Term loan under credit facility .........................          5,190          5,190
Other notes payable .....................................          9,758         13,195

Vector Tobacco:
Notes payable ...........................................          5,999          7,357
Notes payable - Medallion acquisition ...................         38,125         50,625

V.T. Aviation:
Notes payable ...........................................         10,496         17,237

VGR Aviation:
Notes payable ...........................................          5,346              -

New Valley:
Notes payable - operating real estate ...................         39,910         40,500

Other ...................................................             90            452
                                                            ------------   ------------
Total notes payable, long-term debt and other obligations        310,739        338,305
Less:
        Current maturities ..............................        (10,762)       (31,277)
                                                            ------------   ------------
Amount due after one year ...............................   $    299,977   $    307,028
                                                            ============   ============

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         6.25% Convertible Subordinated Notes Due July 15, 2008 - Vector:

         In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder. The conversion price, which was $27.51 per share at December 31, 2003, is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at December 31, 2003.

         The notes may be redeemed by Vector, in whole or in part, prior to July 15, 2004, if the closing price of Vector's common stock exceeds 150% of the conversion price then in effect for a period of at least 20 trading days in any consecutive 30 day trading period, at a price equal to 100% of the principal amount, plus accrued interest and a "make whole" payment. Vector may redeem the notes, in whole or in part, at a price of 103.125% in the year beginning July 15, 2004, 102.083% in the year beginning July 15, 2005, 101.042% in the year beginning July 15, 2006 and 100% in the year beginning July 15, 2007, together with accrued interest. If a change of control occurs, Vector will be required to offer to repurchase the notes at 101% of their principal amount, plus accrued interest and, under certain circumstances, a "make whole" payment.

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

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which among other things, limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at December 31, 2003) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months plus, for periods through December 31, 2003, additional amounts including up to $50,000 during the period commencing on September 30, 2003 and ending on December 31, 2003. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,320 in 2002 on the early extinguishment of debt.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         In connection with an additional amendment to the note purchase agreement, VGR Holding repurchased a total of $8,000 of the notes in the second quarter of 2003 and $4,000 of the notes on September 30, 2003, at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,721 in 2003 on the early extinguishment of debt.

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

         Revolving Credit Facility - Liggett:

         Liggett has a $40,000 credit facility, under which $0 was outstanding at December 31, 2003 and 2002. Availability under the credit facility was approximately $29,688 based on eligible collateral at December 31, 2003. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility, whose interest is calculated at a rate equal to 1.0% above Wachovia's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, bore a rate of 5.0% at December 31, 2003. The facility requires Liggett's compliance with certain financial and other covenants including a restriction on the payment of cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility, as amended, imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2003, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $47,068 and net working capital was $16,874, as computed in accordance with the agreement. The facility expires on March 8, 2004 subject to automatic renewal for an additional year unless a notice of termination is given by the lender at least 60 days prior to such date or the anniversary of such date.

         In November 1999, 100 Maple LLC, a new company formed by Liggett to purchase an industrial facility in Mebane, North Carolina, borrowed $5,040 from the lender under Liggett's credit facility. In July 2001, Maple borrowed an additional $2,340 under the loan, and a total of $5,190 was outstanding at December 31, 2003. In September 2002, the lender agreed that no further regularly scheduled principal payments would be due under the Maple loan until March 1, 2004. Thereafter, the loan is payable in 27 monthly installments of $77 with a final payment of $3,111. Interest is charged at the same rate as applicable to Liggett's credit facility, and borrowings under the Maple loan reduce the maximum availability under the credit facility. Liggett has guaranteed the loan, and a first mortgage on the Mebane property and equipment collateralizes the Maple loan and Liggett's credit facility.

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

         Notes for Medallion Acquisition - Vector Tobacco:

         The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 bear interest at a 9.0% annual rate and mature $3,125 per quarter commencing June 30, 2002 and continuing through March 31, 2004. At December 31, 2003, $3,125 of these notes were outstanding. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

         Notes Payable - V.T. Aviation:

         In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,420, based on current interest rates.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         Notes Payable - VGR Aviation:

         In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $2,793, based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company's direct subsidiary, VGR Aviation LLC, which has assumed the debt.

         Note Payable - New Valley:

         In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, New Jersey with a mortgage loan of $40,500 from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

         Scheduled Maturities:

         Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2004........................................              $  10,762
2005........................................                  6,692
2006........................................                111,326
2007........................................                 39,746
2008........................................                134,167
Thereafter..................................                  8,046
                                                          ---------
            Total...........................              $ 310,739
                                                          =========

10.      COMMITMENTS

         Certain of the Company's subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

Year ending December 31:
2004 .......................................              $  7,863
2005 .......................................                 5,870
2006 .......................................                 4,374
2007 .......................................                 2,898
2008 .......................................                 2,271
Thereafter..................................                 9,165
                                                          --------
            Total ..........................              $ 32,441
                                                          ========

         The Company's rental expense for the years ended December 31, 2003, 2002 and 2001 was $9,704, $7,500 and $3,792, respectively.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

11.      EMPLOYEE BENEFIT PLANS

         Defined Benefit and Postretirement Plans:

         The Company sponsors several defined benefit pension plans covering virtually all of its employees, who were employed by Liggett on a full-time basis prior to 1994. The benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans' assets and benefit obligations are measured at September 30 of each year.

         All defined benefit plans were frozen between 1993 and 1995.

         In addition, the Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of Liggett's employees as of December 31, 2003 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 700 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 300 active employees and 525 retirees who reach retirement age and are eligible to receive benefits under one of the Company's defined benefit pension plans.

         The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

                                                                                              Other
                                                           Pension Benefits          Postretirement Benefits
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
Change in benefit obligation:
     Benefit obligation at January 1 .............   $   (151,127)  $   (147,700)  $    (10,372)  $     (8,915)
     Service cost ................................         (3,573)        (3,224)           (79)           (50)
     Interest cost ...............................         (9,559)       (10,062)          (676)          (621)
     Benefits paid ...............................         14,462         14,887            599            658
     Actuarial loss ..............................         (9,723)        (5,028)          (261)        (1,444)
                                                     ------------   ------------   ------------   ------------
     Benefit obligation at December 31 ...........   $   (159,520)  $   (151,127)  $    (10,789)  $    (10,372)
                                                     ------------   ------------   ------------   ------------

Change in plan assets:
     Fair value of plan assets at January 1 ......   $    146,512   $    165,641   $          -   $          -
     Actual return on plan assets ................         18,260         (4,607)             -              -
     Contributions ...............................            353            365            599            658
     Benefits paid ...............................        (14,462)       (14,887)          (599)          (658)
                                                     ------------   ------------   ------------   ------------
     Fair value of plan assets at December 31 ....   $    150,663   $    146,512   $          -   $          -
                                                     ============   ============   ============   ============

Assets (less than) in excess of projected
      benefit obligations at December 31 .........   $     (8,857)  $     (4,615)  $    (10,789)  $    (10,372)
     Unrecognized actuarial losses (gains) .......         24,702         23,527           (777)        (1,167)
     Contributions of SERP benefits ..............             92             92              -              -
                                                     ------------   ------------   ------------   ------------
Net pension asset before additional minimum
      liability and purchase accounting
      valuation adjustments ......................         15,937         19,004        (11,566)       (11,539)
Additional minimum liability .....................        (19,139)       (19,118)             -              -
                                                                                   ------------   ------------
Purchase accounting valuation adjustments
      relating to income taxes ...................            991          1,339            339            418
                                                     ------------   ------------   ------------   ------------
(Liability) asset included in the December 31
      balance sheet ..............................   $     (2,211)  $      1,225   $    (11,227)  $    (11,121)
                                                     ============   ============   ============   ============

Actuarial assumptions:

   Discount rates ................................     4.75%-6.75%    5.50%-7.25%          6.00%          6.75%
   Accrued rates of return on invested assets ....           8.50%          9.25%             -              -
   Salary increase assumptions ...................            N/A            N/A           3.00%          3.00%

                                                   Pension Benefits             Other Postretirement Benefits
                                           --------------------------------    --------------------------------
                                             2003        2002        2001        2003        2002        2001
                                           --------    --------    --------    --------    --------    --------
Service cost - benefits earned
        during the period ..............   $  3,923    $  3,574    $    350    $     79    $     50    $     43
Interest cost on projected benefit
        Obligation .....................      9,559      10,062      10,687         676         621         640
Expected return on assets ..............    (11,721)    (14,549)    (19,792)          -           -           -
Amortization of net (gain) loss ........      1,659          84      (4,411)       (129)       (281)       (306)
                                           --------    --------    --------    --------    --------    --------
Net (income) expense ...................   $  3,420    $   (829)   $(13,166)   $    626    $    390    $    377
                                           ========    ========    ========    ========    ========    ========

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         Plan assets are invested employing multiple investment management firms. Managers within each asset class cover a range of investment styles and focus primarily on issue selection as a means to add value. Risk is controlled through a diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Investment managers are monitored to evaluate performance against these benchmark indices and targets.

         Allowable investment types include equity, investment grade fixed income, high yield fixed income, hedge funds and short term investments. The equity fund is comprised of common stocks and mutual funds of large, medium and small companies, which are predominantly U.S. based. The investment grade fixed income fund includes managed funds investing in fixed income securities issued or guaranteed by the U.S. government, or by its respective agencies, mortgage backed securities, including collateralized mortgage obligations, and corporate debt obligations. The high yield fixed income fund includes a fund which invests in non-investment grade corporate debt securities. The hedge funds invest in both equity, including common and preferred stock, and debt obligations, including convertible debentures, of private and public companies. The Company generally utilizes its short term investments, including interest-bearing cash, to pay benefits and to deploy in special situations.

         The current target asset allocation percentage is 48% equity investments, 22% investment grade fixed income, 5% high yield fixed income, 20% hedge funds and 5% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

         Vector's defined benefit retirement plan allocations at December 31, 2003 and 2002, by asset category, were as follows:

                                                                                   Plan assets at December 31
                                                                                  2003                  2002
                                                                                  ----                  ----
Asset category:

Equity securities...................................................               43%                   36%
Investment grade fixed income securities............................               20%                   22%
High yield fixed income securities..................................                4%                    5%
Hedge funds.........................................................               24%                   22%
Short-term investments..............................................                9%                   15%
                                                                                  ---                   ---
        Total.......................................................              100%                  100%

         As of December 31, 2003, three of the Company's four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $91,083, $91,083 and $78,173, respectively. As of December 31, 2002, three of the Company's four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $83,787, $83,787 and $75,822, respectively.

         SFAS No. 87, "Employers' Accounting for Pensions," permits the delayed recognition of pension fund gains and losses in ratable periods over the average remaining service period of active employees expected to receive benefits under the plan. Gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2003, Liggett used a 10 year period for its Hourly Plan and a six year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. Declines in the securities markets in 2001 and 2002 resulted in deferred losses, and an additional minimum

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         pension liability primarily related to one of Liggett's defined benefit plans of $17,590, $11,090 after tax, was included in other comprehensive loss in 2002. The amortization of deferred losses will negatively impact pension expense in the future.

         Effective January 1, 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The plan is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. Under the SERP, the projected annual benefit payable to a participant at his normal retirement date is a predetermined amount set by the Company's board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or completion of eight years of participation following January 1, 2002 for the Company or a subsidiary. Benefits under the SERP are generally payable in the form of a joint and survivor annuity (in the case of a married participant) or a single life annuity (in the case of an unmarried participant), with either such form of distribution representing the actuarial equivalent of the benefits due the participant. A participant may also request that his benefits be paid in a lump sum, but the Company may approve or disapprove such request in its discretion. The total cost of the plan for the years ended December 31, 2003 and 2002 was $3,573 and $3,224, respectively.

         For 2002 measurement purposes for retiree life insurance liability, a 3.0% annual increase in compensation levels was assumed. For 2003 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.1% and 6.04% between 2004 and 2013 and 5.0% after 2013.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed in health care cost trend rates would have the following effects:

                                                                1% Increase                   1% Decrease
                                                                -----------                   -----------
Effect on total of service and
   interest cost components.......................                $  20                         $  (18)

Effect on benefit obligation......................                $ 330                         $ (299)

         Profit Sharing and Other Plans:

         The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,437, $1,458 and $593 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

                                         Year Ended December 31,
                                     2003         2002         2001
                                 ----------   ----------   ----------
Current:
        U.S. Federal .........   $        -   $   (7,774)  $   15,634
        Foreign ..............            -            -          227
        State ................        3,888        2,296        4,017
                                 ----------   ----------   ----------
                                 $    3,888   $   (5,478)  $   19,878
                                 ----------   ----------   ----------

Deferred:
        U.S. Federal .........   $   (2,910)  $   (2,634)  $   (5,658)
        Foreign ..............            -            -            -
        State ................         (404)       1,759          797
                                 ----------   ----------   ----------
                                     (3,314)        (875)      (4,861)
                                 ----------   ----------   ----------
Total provision (benefit) ....   $      574   $   (6,353)  $   15,017
                                 ==========   ==========   ==========

         The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                 December 31, 2003           December 31, 2002
                                                            --------------------------   --------------------------
                                                              Deferred       Deferred      Deferred      Deferred
                                                                Tax            Tax           Tax           Tax
                                                              Assets       Liabilities      Assets      Liabilities
                                                            ------------   -----------   ------------   -----------
Excess of tax basis over book basis-
  non-consolidated subsidiaries .......................     $      9,406   $    16,754   $      6,522   $    16,311
Deferral on Philip Morris brand transaction ...........                -       103,100              -       103,100
Employee benefit accruals .............................           12,549         1,743         11,737         1,644
Book/tax differences on fixed and
  intangible assets ...................................                -        18,329              -        13,706
Other .................................................           16,193         4,001         22,306         5,278
U.S. tax loss and contribution carryforwards - Vector..            6,170             -          3,621             -
U.S. tax credit carryforwards - Vector ................            3,178             -          1,859             -
U.S. tax loss carryforwards-New Valley ................                -             -         63,074             -
U.S. tax and capital loss carryforwards - New Valley...           66,894             -              -             -
U.S. tax credit carryforwards - New Valley ............           13,512             -         13,512             -
Valuation allowance ...................................          (95,374)            -        (97,305)            -
                                                            ------------   -----------   ------------   -----------
                                                            $     32,528   $   143,927   $     25,326   $   140,039
                                                            ============   ===========   ============   ===========

         The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $95,374 at December 31, 2003, which relates to the deferred tax assets of New Valley.

         The valuation allowance of $95,374 at December 31, 2003 consisted primarily of New Valley's net operating loss carryforwards of $161,500. In addition, a valuation allowance was established against New Valley's additional deferred tax assets of $28,500 primarily related to minimum tax credit carryforwards of approximately $13,500 and differences for book and tax accounting purposes related to bases in investments and subsidiaries.

         As of December 31, 2003, the Company and its more than 80%-owned subsidiaries had U.S. net operating loss carryforwards of approximately $14,500 and charitable contribution carryforwards of approximately $3,100 which expire at various dates from 2007 through 2024. The Company and its more than 80%-owned subsidiaries also had approximately $2,100 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law, and $1,000 of general business credit carryforwards, which expire at various dates from 2021 through 2023.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         As of December 31, 2003, New Valley and its consolidated group had U.S. net operating loss carryforwards of approximately $161,500 and capital loss carryforwards of approximately $5,000 for tax purposes, which expire at various dates from 2006 through 2024. New Valley also has approximately $13,500 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law.

         Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

                                                                Year Ended December 31,
                                                             2003         2002         2001
                                                          ----------   ----------   ----------
(Loss) income from continuing operations before
     income taxes .....................................   $  (15,036)  $  (38,147)  $   36,217
                                                          ----------   ----------   ----------

Federal income tax (benefit) provision at
          statutory rate ..............................       (5,263)     (13,351)      12,676

Increases (decreases) resulting from:
     State income taxes, net of federal income tax
        Benefits ......................................        2,265        2,628        3,129
     Foreign taxes ....................................            -            -          227
     Difference in basis related to disposal of
        foreign subsidiary ............................            -            -       (4,228)
     Impact of LTS distribution, net ..................            -            -        4,072
     Non-taxable items ................................        3,572        4,397        3,855
     Other, equity adjustments and tax audit
        adjustments ...................................        1,931        6,085         (718)
     Changes in valuation allowance, net of equity
        and tax audit adjustments .....................       (1,931)      (6,112)      (3,996)
                                                          ----------   ----------   ----------
     Provision (benefit) for income tax ...............   $      574   $   (6,353)  $   15,017
                                                          ==========   ==========   ==========

         The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2003, the Company's deferred income tax liabilities exceeded its deferred income tax assets by $111,399. The largest component of the Company's deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. (See
         Note 19.)

         In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company's 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $117,000, including interest, net of tax benefits, through December 31, 2003. These amounts have been previously recognized in the Company's consolidated financial statements as tax liabilities. As of December 31, 2003, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

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

13.      EQUITY

         During 2003, the remaining 133,697 warrants to purchase Vector's common stock at $3.79 per share issued in 1998 were exercised.

         During 2003, the remaining 415,229 options to purchase Vector's common stock at $4.69 per share granted in 1998 to a law firm which represents the Company and Liggett were exercised. The exercise price was paid by the surrender of 236,657 options.

         During 2003, employees of the Company exercised 211,232 options to purchase Vector's common stock at prices ranging from $3.92 to $12.70 per share.

         In June 2001, the Company granted 11,025 shares of its common stock to each of its three outside directors which will vest over a period of three years. The Company will recognize compensation expense of $1,017 over the vesting period.

14.      STOCK PLANS

         In November 1999, the Company adopted its 1999 Long-Term Incentive Plan (the "1999 Plan") which authorizes the granting of up to 6,077,531 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

         In October 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the "1998 Plan") which authorizes the granting of up to 6,381,407 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan.

         In January 2001, the Company granted non-qualified stock options to the Chairman and to the President of the Company pursuant to the Company's 1999 Long-Term Incentive Plan. Under the options, the option holders have the right to purchase an aggregate of 868,218 shares of common

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         stock at an exercise price of $16.51 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable on November 4, 2003. Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. In 2003, 2002 and 2001, the Company recorded charges to income of $5,520, $6,839 and $6,794, respectively, for the dividend equivalent rights on these options and the November 1999, December 1996 and January 1995 option grants discussed below.

         During the year ended December 31, 2001, other employees of the Company or its subsidiaries were awarded a total of 1,061,073 non-qualified options to purchase shares of common stock at prices ranging from $15.44 to $39.49, generally at the fair market value on the dates of grant under the Company's 1998 and 1999 Long-Term Incentive Plan. The Company recognized compensation expense of $1,031 over the vesting period. Non-qualified options for additional 15,750 and 57,881 shares of common stock were issued under the 1998 Plan during 2003 and 2002, respectively. The exercise prices of the options granted in 2003 were $12.62 and the exercise prices ranged from $11.46 to $26.14 in 2002, the fair market value on the dates of grant.

         In November 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries, including the Chairman and a consultant to the Company who now serves as President and a director of the Company (the "Consultant"), pursuant to the 1999 Plan. Under the options, the option holders have the right to purchase an aggregate of 2,686,268 shares of common stock at an exercise price of $12.70 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable on November 4, 2003. Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options.

         In July 1998, the Company granted a non-qualified stock option to each of the Chairman and the Consultant, pursuant to the 1998 Plan. Under the options, the Chairman and the Consultant have the right to purchase 3,190,703 shares and 638,139 shares, respectively, of common stock at an exercise price of $7.65 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable as to one-fourth of the shares on each of the first four anniversaries of the date of grant.

         In November 1999, the Company granted non-qualified stock options to purchase 1,118,265 shares of common stock to key employees of Liggett under the 1998 Plan. Under the options, the Liggett option holders had the right to purchase shares at prices ranging from $12.70 to $14.80 per share. The options became fully exercisable on December 31, 2003, assuming the continued employment of the option holder. The Company recognized compensation expense of $1,717 over the vesting period.

         As of January 1, 1998 and 1997, the Company granted to employees of the Company non-qualified stock options to purchase 54,878 and 538,589, respectively, shares of the Company's common stock at an exercise price of $4.11 per share. The options have a ten-year term and vested in six equal annual installments. The Company recognized compensation expense of $154 over the vesting period.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         A summary of employee stock option transactions follows:

                                                       Weighted-
                                        Number of      Average
                                         Shares     Exercise Price
                                       -----------  --------------
Balance at January 1, 2001 ........      8,093,109   $       6.95
      Granted .....................      4,183,620   $      23.15
      Exercised ...................       (427,339)  $      12.25
      Cancelled ...................        (99,193)  $      21.28
                                       -----------
Outstanding on December 31, 2001 ..     11,750,197   $       6.11
      Granted .....................         57,881   $      16.60
      Exercised ...................     (1,689,547)  $       1.60
      Cancelled ...................       (130,303)  $      13.47
                                       -----------
Outstanding on December 31, 2002 ..      9,988,228   $      12.29
      Granted .....................         15,750   $      12.62
      Exercised ...................       (211,232)  $       5.88
      Cancelled ...................       (153,517)  $      17.60
                                       -----------
Outstanding on December 31, 2003 ..      9,639,229   $      12.34
                                       ===========

Options exercisable at:

December 31, 2001...........................      4,242,228
December 31, 2002...........................      4,428,974
December 31, 2003...........................      8,694,607

         Additional information relating to options outstanding at December 31, 2003 follows:

                                          OPTIONS OUTSTANDING
                                          -------------------                          OPTIONS EXERCISABLE
                                           Weighted-Average                            -------------------
                        Outstanding            Remaining                                   Exercisable
     Range of              as of           Contractual Life       Weighted-Average            as of              Weighted-Average
  Exercise Prices        12/31/2003            (Years)             Exercise Price          12/31/2003             Exercise Price
  ---------------       -----------        ----------------       ----------------         -----------           ----------------
$ 0.0000 - $ 3.9480        185,733              3.0                  $  3.9200                 185,733              $  3.9200
$ 3.9481 - $ 7.8960      3,828,842              4.6                  $  7.6400               3,828,842              $  7.6400
$ 7.8961 - $11.8440        336,951              7.0                  $ 11.6945                 189,922              $ 11.7200
$11.8441 - $15.7920      3,326,855              5.9                  $ 12.7524               3,199,796              $ 12.7235
$15.7921 - $19.7400      1,336,979              7.0                  $ 16.8241               1,132,673              $ 16.5604
$19.7401 - $23.6880          4,408              8.3                  $ 22.9100                       -                      -
$23.6881 - $27.6360        140,766              7.3                  $ 25.8680                  34,726              $ 26.1162
$27.6361 - $31.5840         46,004              6.8                  $ 28.9837                  14,750              $ 29.3143
$31.5841 - $35.5320        358,034              7.7                  $ 34.4857                  89,507              $ 34.4857
$35.5321 - $39.4800         74,657              7.7                  $ 36.4660                  18,658              $ 36.4653
                        ----------              ---                  ---------             -----------              ---------
                         9,639,229              5.6                  $ 12.3438               8,694,607              $ 11.1313

         The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted:

                                                       2003                   2002                          2001
                                                       ----                   ----                          ----
Risk-free interest rate.....................           4.0%               3.9% - 4.7%                   4.4% - 5.2%
Expected volatility.........................          53.4%              45.8% - 53.5%                 51.5% - 53.6%
Dividend yield..............................          12.7%                5.7% - 13.3%                 0.0% - 9.0%
Expected holding period.....................         10 years               10 years                      10 years
Weighted average fair value.................        $  1.54             $ 1.36 - $8.63                $ 3.54 - $20.98

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         In December 1996, the Company granted the Consultant non-qualified stock options to purchase 1,276,281 shares of the Company's common stock at an exercise price of $0.78 per share, which options were exercised in December 2002. The Company recognized compensation expense of $2,242 in 2002 and $3,186 in 2001 over the vesting period. Under the agreement, common stock dividend equivalents were paid on each vested and unexercised option.

         In January 1995, the Company granted the Consultant non-qualified stock options, of which the remaining options to purchase 319,069 shares at $1.57 per share were exercised in December 2002. The grant provided for dividend equivalent rights on all the shares underlying the unexercised options.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Year Ended December 31,
                                                                 2003       2002       2001
                                                               --------   --------   --------
 I. Cash paid during the period for:
          Interest .........................................   $ 23,970   $ 24,206   $  8,253
          Income taxes .....................................      2,016      3,148      8,517

II. Non-cash investing and financing activities:
          Issuance of stock dividend .......................     28,270     22,279     54,519
          Conversion of debt ...............................          -          -     45,018

          LTS acquisition:
            Assets acquired, net of cash ...................          -          -     54,014
            Liabilities assumed, including minority
                 interest ..................................          -          -     49,523
            Effect of acquisition in equity ................          -          -      8,556

          LTS distribution:
            Assets distributed, net of cash ................          -          -     90,645
            Liabilities distributed ........................          -          -     87,834
            Effect of distribution in equity ...............          -          -     10,947

         (Refer to Note 4 for non-cash activities related to the Medallion acquisition.)

16.      CONTINGENCIES

         SMOKING-RELATED LITIGATION:

         Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the year ended December 31, 2003, Liggett incurred legal fees and other litigation costs totaling approximately $6,122 compared to $4,931 and $6,832 for 2002 and 2001, respectively.

         Individual Actions. As of December 31, 2003, there were approximately 377 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 96 were pending in Maryland, 96 in Florida, 52 in New York, 34 in Mississippi and 21 in California. The balance of the individual cases were pending in 22 states. There are eight individual cases pending where Liggett is the only named defendant. In addition to these cases, an action against cigarette manufacturers involving approximately 1,050 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.

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

         Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award, and the Oregon Supreme Court refused to hear Philip Morris' appeal of the appellate court ruling in December 2002. Philip Morris appealed to the United States Supreme Court, which, in October 2003, vacated the judgment and remanded the case to the Oregon appellate court for further consideration in light of the recent State Farm decision by the United States Supreme Court limiting punitive damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In October 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. In December 2002, the trial court reduced the punitive damages award to $28,000. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         affirmed by a California intermediate appellate court. Philip Morris appealed to the California Supreme Court, which vacated the decision. In September 2003, the California appellate court, citing the State Farm decision, reduced the punitive damages award to $9,000. The case is on appeal to the California Supreme Court. During 2001, as a result of a Florida Supreme Court decision upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant paid the damages and interest following completion of the appeals process. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict. In April 2003, in an individual Florida state court action involving two other cigarette manufacturers, a jury awarded compensatory damages of $6,500 (reduced by the court to $3,250). The defendants have appealed the verdict. In May 2003, a federal district court jury in Arkansas awarded compensatory damages of $4,025 and punitive damages of $15,000 in an individual action involving another cigarette manufacturer. The defendant intends to appeal the verdict. In November 2003, in an individual action involving other cigarette manufacturers, a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed the verdict. In January 2004, a jury in a New York state court action awarded compensatory damages of $175 and punitive damages of $8,000 in an individual action against another cigarette manufacturer. The defendant intends to appeal the verdict.

         One of the states in which cases are pending against Liggett is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on product liability." Based on this ruling, Liggett is seeking, or intends to seek, dismissal of each of the approximately 34 cases pending against it in Mississippi.

         Class Actions. As of December 31, 2003, there were approximately 32 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

         In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed the $3,450 bond required by the Florida law in order to stay execution of the Engle judgment, pending appeal. Legislation limiting the amount of bonds required to file an appeal of an adverse judgment has also been enacted in Arkansas, California, Colorado, Georgia, Idaho, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

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

         In August 2000, in Blankenship v. Philip Morris, Inc., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the defendants. In January 2002, the trial court denied plaintiffs' motion for a new trial, and plaintiffs appealed to the West Virginia Supreme Court.

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

         In September 2002, in In Re Simon II Litigation, the federal district court for the Eastern District of New York granted plaintiffs' motion for certification of a nationwide non-opt-out punitive damages class action against the tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In its order, the court set a trial date of January 2003, but has since stayed the order pending the tobacco companies' appeal to the U.S. Court of Appeals for the Second Circuit. In February 2003, the Second Circuit agreed to review the district court's class certification decision, and oral argument was held in November 2003.

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

         Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants' motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. State court cases have been dismissed in Arizona, District of Columbia, Florida, Maine, Michigan, Minnesota, New York, South Dakota, Tennessee, West Virginia and Wisconsin. A Kansas state court, in the case of Smith
         v. Philip Morris Companies Inc., et al., granted class certification in November 2001. In April 2003, plaintiffs' motion for class certification was granted in Romero v. Philip Morris Companies Inc., a case pending in New Mexico state court, which decision has been appealed. Liggett is one of the defendants in the Kansas and New Mexico cases.

         Governmental Actions. As of December 31, 2003, there were approximately 13 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

         Third-Party Payor Actions. As of December 31, 2003, there were approximately five Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major tobacco companies. As against Liggett, the jury awarded the plaintiff damages of $89. In February 2002, the court awarded plaintiff's counsel $37,800 in attorneys' fees, without allocating the fee award among the several defendants. Liggett has appealed both the jury verdict and the attorneys' fee award. In September 2003, the United States Court of Appeals for the Second Circuit certified two questions relating to plaintiff's direct claims of deceptive business practices to the New York Court of Appeals, which has agreed to review the certified questions. The Second Circuit reversed the portion of the judgment relating to the verdict returned against defendants under plaintiff's subrogation claim, and deferred its ruling on defendants' appeal of the attorneys' fees award until such time as the New York Court of Appeals rules on the certified questions.

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

         Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In September 2000, the court dismissed the government's claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's motion which sought partial summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. In January 2004, the court granted one of the government's pending motions and dismissed certain equitable defenses of defendants. The remaining motions for summary judgment filed by the government and defendants are still pending before the court.

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

         Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. According to data from Management Source Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.5% during 2002 and 2.7% during 2003. On April 15 of any year following a year in which Liggett's and/or Vector Tobacco's market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. Liggett and Vector Tobacco have expensed $35,854 for their estimated MSA obligations for 2003 as part of cost of goods sold. In June 2003, Liggett reached a settlement with the jurisdictions party to the MSA whereby it agreed to pay $2,500 in April 2004. The settlement resolved Liggett's claims that it was entitled to a reduction in its MSA payments as a result of market share loss to non-participating manufacturers for payments based on sales through December 31, 2002. Under the annual and strategic contribution payment provisions

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

                          Year                                        Amount
-----------------------------------------------------               ----------
2004 - 2007..........................................               $8,000,000
2008 - 2017..........................................               $8,139,000
2018  and each year thereafter.......................               $9,000,000

         These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

         The MSA replaces Liggett's prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Because these states' settlement agreements with Liggett provided for "most favored nation" protection for both Brooke Group Holding and Liggett, the payments due these states by Liggett (with certain possible exceptions) have been eliminated, other than a $100 a year payment to Minnesota starting in 2003, to be paid any year cigarettes manufactured by Liggett are sold in the state. With respect to all non-economic obligations under the previous settlements, both Brooke Group Holding and Liggett are entitled to the most favorable provisions as between the MSA and each state's respective settlement with the other major tobacco companies. Therefore, Liggett's non-economic obligations to all states and territories are now defined by the MSA.

         Copies of the various settlement agreements are filed as exhibits to the Company's Annual Report on Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

         Trials. Cases currently scheduled for trial during the next six months include three individual actions in Florida state court with two scheduled for April 2004 and one for August 2004. Liggett is the sole defendant in each of these cases. Trial in the United States government action is scheduled for September 2004 in federal court in the District of Columbia. Trial dates, however, are subject to change.

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

         In January 1993, the Environmental Protection Agency ("EPA") released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         the statutory authority to regulate secondary smoke, and that given the scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government appealed the court's ruling. In December 2002, the United States Court of Appeals for the Fourth Circuit rejected the industry challenge to the EPA report ruling that it was not subject to court review. Issuance of the report may encourage efforts to limit smoking in public areas.

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

         Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. Proposed legislation has also been introduced in Congress that would eliminate the federal tobacco quota system and impose assessments on manufacturers of tobacco products to compensate tobacco growers and quota holders for the elimination of their quota rights. The ultimate outcome of these proposals cannot be predicted.

         In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court's ruling, has continued to provide ingredient disclosure. Liggett also provides ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation.

         Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. Proposed further tax increases in various jurisdictions are

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         currently under consideration or pending. In 2003, 15 states and the District of Columbia enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and several states have pending legislation proposing further state excise tax increases. In 2004, several states are likely to impose additional taxes on cigarettes. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

         Various state governments have adopted or are considering adopting legislation establishing fire safety standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state's Office of Fire Prevention and Control, referred to as the "OFPC," with developing standards for "fire-safe" or self-extinguishing cigarettes. The OFPC has issued regulations requiring that by June 28, 2004 all cigarettes offered for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Certain design and manufacturing changes will be necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have not historically provided products that would be compliant under these new OFPC regulations. Liggett and Vector Tobacco expect, however, to supply compliant products by June 28, 2004. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.

         Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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

         As of December 31, 2003, New Valley had $655 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

17.      RELATED PARTY TRANSACTIONS

         In connection with the Company's convertible note offering in July 2001, the placement agent for the offering required that the principal stockholder and Chairman of the Company grant the placement agent the right, in its sole discretion, to borrow up to 3,472,875 shares of Common Stock from the principal stockholder or any entity affiliated with him during the three-year period ending June 29, 2004 and that he agree not to dispose of such shares during the three-year period, subject to limited exceptions. In consideration for the principal stockholder agreeing to lend his shares in order to facilitate the Company's offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis at his election in cash or shares of Common Stock, equal to 1% of the aggregate market value of 3,472,875 shares of

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

         Common Stock. For the years ended December 31, 2003 and 2002 and for the six months ended December 31, 2001, the Company paid an entity affiliated with the principal stockholder an aggregate of $498, $616 and $594, respectively, under this agreement.

         An outside director of the Company is a stockholder of and serves as the chairman and treasurer of, and the Company's President is a stockholder and registered representative in, a registered broker-dealer that has performed stock brokerage and related services for New Valley. The broker-dealer received brokerage commissions and other income of approximately $48, $87 and $12 from New Valley during 2003, 2002 and 2001, respectively.

         During 2001, New Valley paid a fee of $750 to a director of New Valley who served as President of its Ladenburg Thalmann & Co. Inc. broker-dealer subsidiary. The fee was paid for his services in connection with the closing of the acquisition of the subsidiary. (Refer to Note 21.) One-half of the fee was reimbursed to New Valley by the subsidiary.

         Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of Ladenburg Thalmann Financial Services, Inc., which is indebted to New Valley. (Refer to
         Note 20.)

         The Company's President, a firm of which he serves as Chairman of the Board and the firm's affiliates received ordinary and customary insurance commissions aggregating approximately $541, $606 and $285 in 2003, 2002 and 2001, respectively, on various insurance policies issued for the Company and its subsidiaries and investees.

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                                     December 31, 2003          December 31, 2002
                                                                   ---------------------       -------------------
                                                                   Carrying      Fair          Carrying     Fair
                                                                    Amount       Value          Amount      Value
                                                                   ---------   ---------       --------   --------
Financial assets:
   Cash and cash equivalents..............................         $  74,808   $  74,808       $100,027   $100,027
   Investment securities available
     for sale.............................................            67,521      67,521        128,430    128,430
   Restricted assets......................................             6,342       6,342          4,857      4,857
   Long-term investments, net.............................             2,431      11,741          3,150     10,694
Financial liabilities:
   Notes payable and long-term debt.......................           310,739     292,998        338,305    297,762

19.      PHILIP MORRIS BRAND TRANSACTION

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

         On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks' interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks' redemption price were reduced by the amount distributed to Eve. Upon Philip Morris' exercise of the Class B option or Trademarks' exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve's release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The Company believes the fair value of Eve's guarantee is negligible at December 31, 2003.

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

         Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. As discussed in Note 12, the Internal Revenue Service has issued to the Company a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.

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

         In May 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann"), New Valley's 80.1% owned broker-dealer subsidiary. The purchase price was 23,218,599 shares, $10,000 in cash and $10,000 principal amount of senior convertible notes due December 31, 2005. Following the transaction, the name of GBI, a public company listed on the American Stock Exchange, was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS common stock from the former Chairman of LTS for $1.00 per share. Following completion of the transaction, New Valley owned 53.6% of the outstanding common stock of LTS.

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

         Summarized operating results of the discontinued broker-dealer operations for the period January 1, 2001 to December 20, 2001:

                                                                        2001
                                                                      --------
Revenues............................................................  $ 88,473
                                                                        ======
Loss from operations before income taxes............................   (12,030)
Benefit for income taxes............................................    (1,356)
Minority interests..................................................     8,557
                                                                      --------
Net loss............................................................  $ (2,117)
                                                                      ========

         Gains on Disposal of Discontinued Operations. In 2001, Vector recognized a gain on disposal of discontinued operations of $1,580 relating to New Valley's adjustments of accruals established during its bankruptcy proceedings in 1993 and 1994. The reversal of these accruals was made due to the completion of the settlements related to these matters.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

21.      NEW VALLEY CORPORATION

         Acquisition of Real Estate. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (Refer to Note 9.)

         Also in December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% ownership interest in Douglas Elliman Realty, LLC, an increase from its previous 37.2% interest in Prudential Douglas Elliman Real Estate as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests.

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

         Russian Real Estate. In April 2002, New Valley sold the shares of BrookeMil Ltd., a wholly-owned subsidiary, for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. ("Apollo"), New Valley received approximately $7,500 of the net proceeds from the sale and Apollo received approximately $12,500 of the proceeds. New Valley recorded a gain on sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale.

         In December 2001, Western Realty Development LLC sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned the Ducat Place II office building in Moscow, Russia, and the adjoining site for the proposed development of Ducat Place III. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22,000, and Apollo received approximately $9,500. New Valley recorded a loss of $21,842 in connection with the sale in 2001.

         LTS. In March 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In July 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3,500 loan to LTS by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

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

         Other. In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2003, New Valley had repurchased 1,185,615 shares for approximately $4,695. At December 31, 2003, the Company owned 58.1% of New Valley's common shares.

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

22.      SEGMENT INFORMATION

         The Company's significant business segments for each of the three years ended December 31, 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

         Financial information for the Company's continuing operations before taxes and minority interests for the years ended December 31, 2003, 2002 and 2001 follows:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

                                                              Vector             Real           Corporate
                                            Liggett           Tobacco           Estate          and Other            Total
                                         ------------      ------------      ------------      ------------      ------------
2003
Revenues ..........................      $    503,231      $     26,154      $      7,298      $          -      $    536,683
Operating income ..................           119,749           (92,825)(1)         4,245           (26,912)            4,257(1)
Identifiable assets ...............           304,155            76,718            74,594           172,745           628,212
Depreciation and amortization .....             7,106             4,927             1,283             2,695            16,011
Capital expenditures ..............             5,644             2,296                 -               954             8,894

2002
Revenues ..........................      $    494,975      $      7,442      $      1,001      $          -      $    503,418
Operating income ..................           102,718(2)        (88,159)             (578)          (32,688)          (18,707)(2)
Identifiable assets ...............           274,667            92,529            62,755           277,319           707,270
Depreciation and amortization .....             5,634             5,166               245             2,818            13,863
Capital expenditures ..............            19,078            16,863            54,945             5,750            96,636

2001
Revenues ..........................      $    432,918      $      4,498      $      9,966      $          -      $    447,382
Operating income ..................           107,052           (48,643)              413           (27,479)           31,343
Identifiable assets ...............           174,342            93,533            10,581           410,447           688,903
Depreciation and amortization .....             4,586             1,686             2,353             1,348             9,973
Capital expenditures ..............            18,746            41,224             1,762            15,368            77,100

------------

(1) Includes restructuring and impairment charges of $21,300 in 2003.

(2) Includes restructuring charges of $3,460 in 2002.

23.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Quarterly data for the year ended December 31, 2003 and 2002 are as follows:

                                                December 31,   September 30,     June 30,       March 31,
                                                    2003            2003           2003            2003
                                                ------------   -------------   ------------    ------------
Revenues ....................................   $    129,514   $     142,850   $    131,177    $    133,142
Operating income (loss) .....................         11,941          (8,307)           852            (229)
Net income (loss) applicable to
   common shares ............................   $      3,549   $      (9,380)  $     (4,930)   $     (4,849)
                                                ============   =============   ============    ============

*Per basic common share:                        $       0.09   $       (0.24)  $      (0.13)   $      (0.13)
                                                ============   =============   ============    ============

*Per diluted common share:                      $       0.09   $       (0.24)  $      (0.13)   $      (0.13)
                                                ============   =============   ============    ============

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)

                                                December 31,   September 30,     June 30,        March 31,
                                                    2002           2002            2002            2002
                                                ------------   -------------   ------------    ------------
Revenues ....................................   $    124,472   $     141,714   $    140,050    $     97,182
Operating income (loss) .....................            875             314         (4,844)        (15,052)
Net loss applicable to common shares ........   $     (8,423)  $      (8,166)  $     (3,342)   $    (11,863)
                                                ============   =============   ============    ============

*Per basic common share:                        $      (0.23)  $       (0.22)  $      (0.09)   $      (0.32)
                                                ============   =============   ============    ============

*Per diluted common share:                      $      (0.23)  $       (0.22)  $      (0.09)   $      (0.32)
                                                ============   =============   ============    ============

         *Per share computations include the impact of 5% stock dividends paid on September 29, 2003 and September 27, 2002. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

                                VECTOR GROUP LTD.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                 Additions
                                                               -------------
                                                 Balance at     Charged to                       Balance
                                                 Beginning      Costs and                        at End
                Description                      of Period       Expenses       Deductions      of Period
                -----------                     ------------   -------------   ------------    ------------
YEAR ENDED DECEMBER 31, 2003
Allowances for:
        Doubtful accounts ...................   $      1,499    $          -   $      1,149    $        350
        Cash discounts ......................            749          29,373         29,726             396
        Sales returns .......................          8,947               -            475           8,472
                                                ------------   -------------   ------------    ------------
            Total ...........................   $     11,195   $      29,373   $     31,350    $      9,218
                                                ============   =============   ============    ============

YEAR ENDED DECEMBER 31, 2002
Allowances for:
        Doubtful accounts ...................   $        238   $       1,627   $        366    $      1,499
        Cash discounts ......................          1,863          29,740         30,854             749
        Sales returns .......................          3,894           5,053              -           8,947
                                                ------------   -------------   ------------    ------------
            Total ...........................   $      5,995   $      36,420   $     31,220    $     11,195
                                                ============   =============   ============    ============

YEAR ENDED DECEMBER 31, 2001
Allowances for:
        Doubtful accounts ...................   $        565   $          79   $        406    $        238
        Cash discounts ......................            508          26,166         24,811           1,863
        Sales returns .......................          3,690             204              -           3,894
                                                ------------   -------------   ------------    ------------
            Total ...........................   $      4,763   $      26,449   $     25,217    $      5,995
                                                ============   =============   ============    ============