Form 10-Q
period 2004-03-31
VECTOR GROUP LTD
filed 2004-05-10
CIK 59440

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-Q

                           -------------------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004



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

         At May 7, 2004, Vector Group Ltd. had 39,177,653 shares of common stock outstanding.

================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1. VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

   Vector Group Ltd. Consolidated Balance Sheets as of March 31, 2004 and
         December 31, 2003.....................................................................      2

   Vector Group Ltd. Consolidated Statements of Operations for the three months
         ended March 31, 2004 and March 31, 2003...............................................      3

   Vector Group Ltd. Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 2004...........................................................      4

   Vector Group Ltd. Consolidated Statements of Cash Flows for the three months ended
         March 31, 2004 and March 31, 2003.....................................................      5

   Notes to Consolidated Financial Statements..................................................      6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................     32

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................     49

Item 4. CONTROLS AND PROCEDURES................................................................     49


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS......................................................................     50

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.......     50

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................     50

SIGNATURE                                                                                           52

CERTIFICATIONS.................................................................................     53


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED



                                                                                         March 31,       December 31,
                                                                                           2004              2003
                                                                                         --------        ------------
ASSETS:

Current assets:
  Cash and cash equivalents....................................................         $  74,323        $  74,808
  Investment securities available for sale.....................................            52,157           67,521
  Accounts receivable - trade..................................................            14,849           10,425
  Other receivables............................................................             3,201            2,605
  Inventories..................................................................           119,419          127,351
  Restricted assets............................................................             1,025              771
  Deferred income taxes........................................................            16,336           19,328
  Other current assets.........................................................            14,100           12,568
                                                                                         --------         --------
    Total current assets.......................................................           295,410          315,377

Property, plant and equipment, net.............................................           139,652          143,596
Assets held for sale...........................................................             9,438            9,438
Long-term investments, net.....................................................             2,512            2,431
Investments in non-consolidated real estate businesses.........................            20,705           18,718
Restricted assets..............................................................             5,571            5,571
Deferred income taxes..........................................................            13,679           13,200
Intangible asset...............................................................           107,511          107,511
Other assets...................................................................            12,231           12,370
                                                                                         --------         --------
    Total assets...............................................................          $606,709         $628,212
                                                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt..........................        $    7,679        $  10,762
  Accounts payable.............................................................             9,578            8,635
  Accrued promotional expenses.................................................            19,800           22,203
  Accrued taxes payable, net...................................................            40,061           48,577
  Settlement accruals..........................................................            58,335           52,650
  Deferred income taxes........................................................             4,002            4,000
  Accrued interest.............................................................             3,183            7,004
  Other accrued liabilities....................................................            15,133           19,255
                                                                                         --------         --------
    Total current liabilities..................................................           157,771          173,086

Notes payable, long-term debt and other obligations, less current portion......           298,606          299,977
Noncurrent employee benefits...................................................            14,409           13,438
Deferred income taxes..........................................................           141,753          139,927
Other liabilities..............................................................             4,470            4,781
Minority interests.............................................................            44,816           43,478

Commitments and contingencies..................................................

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares.....
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 42,147,240 and 42,103,276 shares and outstanding
    39,087,653 and 39,021,189 shares...........................................             3,909            3,902
  Additional paid-in capital...................................................           236,398          251,239
  Deficit......................................................................          (275,971)        (280,598)
  Accumulated other comprehensive loss.........................................            (7,854)          (9,335)
  Less:  3,059,587 and 3,082,087 shares of common stock in treasury, at cost...           (11,598)         (11,683)
                                                                                         --------         --------
      Total stockholders' equity (deficit).....................................           (55,116)         (46,475)
                                                                                         --------         --------

      Total liabilities and stockholders' equity (deficit).....................          $606,709         $628,212
                                                                                          =======          =======



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED



                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                            March 31,         March 31,
                                                                              2004               2003
                                                                            ----------       ----------
Revenues:
    Tobacco*......................................................         $  126,573        $  131,343
    Real estate leasing...........................................              1,781             1,799
                                                                           ----------        ----------
      Total revenues..............................................            128,354           133,142

Expenses:
    Cost of goods sold*...........................................             74,100            83,791
    Operating, selling, administrative and general expenses.......             39,837            49,551
    Restructuring charges.........................................                653                --
                                                                           ----------        ----------
      Operating income (loss).....................................             13,764              (200)

Other income (expenses):
    Interest and dividend income..................................                695             1,445
    Interest expense..............................................             (6,422)           (7,149)
    Gain (loss) on investments, net...............................                251               (62)
    Equity income (loss) from non-consolidated real
      estate businesses...........................................                646              (717)
    Other, net....................................................                 (5)               (7)
                                                                           ----------        ----------

Income (loss) from operations before provision (benefit) for
      income taxes and minority interests.........................              8,929            (6,690)
    Provision (benefit) for income taxes..........................              4,688              (593)
    Minority interests............................................                386             1,248
                                                                           ----------        ----------

Net income (loss).................................................         $    4,627        $   (4,849)
                                                                           ----------        ----------

Per basic common share:

    Net income (loss) applicable to common shares.................         $     0.12        $    (0.13)
                                                                           ==========        ==========

Basic weighted average common shares outstanding..................         39,062,999        38,432,593
                                                                           ==========        ==========


Per diluted common share:

    Net income (loss) applicable to common shares.................         $     0.11        $    (0.13)
                                                                           ==========        ==========

Diluted weighted average common shares outstanding................         41,259,968        38,432,593
                                                                           ==========        ==========
Dividends declared per share......................................         $     0.40        $     0.38
                                                                           ==========        ==========


-------------

* Revenues and Cost of goods sold include excise taxes of $46,170 and $49,818 for the three months ended March 31, 2004 and 2003, respectively.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED



                                                                                                        Accumulated
                                               Common Stock       Additional                              Other
                                          ----------------------   Paid-In                   Treasury  Comprehensive
                                            Shares      Amount     Capital      Deficit       Stock     Income (Loss)   Total
                                          ----------  ---------- -----------   ----------   ---------- -------------- ----------
Balance, December 31, 2003 .............  39,021,189  $    3,902  $  251,239   $ (280,598)  $  (11,683)  $   (9,335)  $  (46,475)

Net income .............................          --          --          --        4,627           --           --        4,627
  Unrealized gain on investment
    securities .........................          --          --          --           --           --        1,481        1,481
                                                                                                                      ----------
         Total other comprehensive
           income ......................          --          --          --           --           --           --        1,481
                                                                                                                      ----------
Total comprehensive income .............          --          --          --           --           --           --        6,108
                                                                                                                      ----------

Distributions on common stock ..........          --          --     (15,635)          --           --           --      (15,635)
Exercise of warrants and options .......      66,464           7         575           --           85           --          667
Tax benefit of options exercised .......          --          --         141           --           --           --          141
Amortization of deferred
  compensation, net ....................          --          --          78           --           --           --           78
                                          ----------  ----------  ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2004 ...........       39,087,653  $    3,909  $  236,398  $ (275,971)  $  (11,598)  $   (7,854)  $  (55,116)
                                          ==========  ==========  ==========   ==========   ==========   ==========   ==========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED



                                                                      Three Months Ended
                                                                 -----------------------------
                                                                  March 31,          March 31,
                                                                    2004               2003
                                                                 ---------           ---------
Net cash provided by (used in) operating activities: ..          $   2,109           $ (12,048)
                                                                 ---------           ---------

Cash flows from investing activities:
  Capital expenditures ................................               (581)             (1,804)
  Sale or maturity of investment securities ...........             29,950              45,578
  Purchase of investment securities ...................            (10,317)            (27,541)
  Sale or maturity of long-term investments ...........                149                  --
  Purchase of long-term investments ...................               (230)                 --
  Investment in non-consolidated real estate businesses             (1,500)             (9,500)
  Increase in restricted assets .......................                 --                  (4)
  Payment of prepetition claims .......................                 --                 (17)
                                                                 ---------           ---------
Net cash provided by investing activities .............             17,471               6,712
                                                                 ---------           ---------

Cash flows from financing activities:
  Repayments of debt ..................................             (5,109)             (4,894)
  Borrowings under revolver ...........................            129,243             154,916
  Repayments on revolver ..............................           (129,231)           (143,117)
  Distributions on common stock .......................            (15,635)            (14,794)
  Proceeds from exercise of warrants and options ......                667                 507
  New Valley repurchase of common stock ...............                 --              (1,346)
                                                                 ---------           ---------
Net cash used in financing activities .................            (20,065)             (8,728)
                                                                 ---------           ---------

Net decrease in cash and cash equivalents .............               (485)            (14,064)
Cash and cash equivalents, beginning of period ........             74,808             100,027
                                                                 ---------           ---------

Cash and cash equivalents, end of period ..............          $  74,323           $  85,963
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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Liggett Group Inc. ("Liggett"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Vector Brands Inc. ("Liggett Vector Brands") and other less significant subsidiaries. The Company owned 58.1% of the common shares of New Valley Corporation ("New Valley") at March 31, 2004. All significant intercompany balances and transactions have been eliminated.

           Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies.

           The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

      (c)  RECLASSIFICATIONS:

           Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

      (d)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 29, 2003. In connection with the 5% dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2003.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)



           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following shares for the years ended March 31, 2004 and 2003.


                                                                   Three Months Ended
                                                              ---------------------------
                                                               March 31,        March 31,
                                                                 2004              2003
                                                              ----------        ----------

           Weighted-average shares for basic EPS .....        39,062,999        38,432,593
           Plus incremental shares related to stock
               options, vested restricted stock grants
               and warrants ..........................         2,196,969                --
                                                              ----------        ----------
           Weighted-average shares for diluted EPS ...        41,259,968        38,432,593
                                                              ==========        ==========


           The Company had a net loss for the three months ended March 31, 2003. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is antidilutive. Potentially dilutive shares that were not included in the diluted loss per share calculation were 1,330,794 at March 31, 2003 which shares are issuable upon the exercise of stock options, vested restricted stock grants and warrants, assuming the treasury stock method.

      (e)  COMPREHENSIVE INCOME (LOSS):

           Other comprehensive income (loss) is a component of stockholders' equity (deficit) and includes such items as the unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $6,108 for the three months ended March 31, 2004 and total comprehensive loss was $4,922 for the three months ended March 31, 2003.

      (f)  NEW ACCOUNTING PRONOUNCEMENTS:

           In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)", was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities", to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The adoption of this interpretation did not impact the Company's consolidated financial statements.

           In December 2003, the FASB issued SFAS No. 132(R), which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," however, it includes additional disclosure provisions for annual reporting,

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


           including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer's current year contributions are required. (See Note 6.)


2.    RESTRUCTURING

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

      As a result of these actions, the Company recognized pre-tax restructuring and impairment charges of $21,521, of which $21,300 was taken in 2003 and the remaining $221 was taken in the first quarter of 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell during 2003 and is being carried on the accompanying consolidated balance sheets as assets held for sale. The asset impairment charges are based on management's current estimates of the values the Company will be able to realize on sales of the excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.

      As part of the continuing effort to adjust the cost structure of the Company's tobacco business and improve operating efficiency, Liggett Vector Brands eliminated approximately 85 positions during April 2004. As a result of these actions, we currently expect to recognize additional pre-tax restructuring charges of approximately $2,027 during 2004, including approximately $804 relating to employee severance and benefit costs and approximately $1,223 for contract termination and other associated costs. Approximately $470 of these charges represent non-cash items. The Company recognized $432 of these pre-tax restructuring charges in the first quarter of 2004, with the balance to be recognized primarily in the second quarter.

      Annual cost savings related to the restructuring and impairment charges are currently expected to be at least $23,000 beginning in 2004. Management is currently reviewing opportunities for additional cost savings as a result of these restucturing activities at Vector Tobacco and Liggett Vector Brands.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      The components of the pre-tax restructuring and impairment charges for 2003 and the quarter ended March 31, 2004 are as follows:


                                            Employee         Non-Cash         Contract
                                            Severance          Asset         Termination/
                                           and Benefits     Impairment        Exit Costs          Total
                                           ------------     ----------       ------------       --------
           Balance, December 31, 2002        $     --         $     --         $     --         $     --

           Original charges .........           2,045           18,752              503           21,300
           Utilized in 2003 .........            (182)         (18,752)             (54)         (18,988)
                                             --------         --------         --------         --------
           Balance, December 31, 2003           1,863               --              449            2,312

           Original charges .........             432               --              221              653
           Utilized in 2004 .........          (1,434)              --             (236)          (1,670)
                                             --------         --------         --------         --------
           Balance, March 31, 2004 ..        $    861         $     --         $    434         $  1,295
                                             ========         ========         ========         ========


3.    INVENTORIES

      Inventories consist of:

                                                 March 31,       December 31,
                                                   2004              2003
                                                 ---------       ------------

           Leaf tobacco .................        $  79,902         $  80,239
           Other raw materials ..........            3,401             3,060
           Work-in-process ..............            1,771             1,609
           Finished goods ...............           36,598            42,825
           Replacement parts and supplies              507               636
                                                 ---------         ---------
           Inventories at current cost ..          122,179           128,369
           LIFO adjustments .............           (2,760)           (1,018)
                                                 ---------         ---------
                                                 $ 119,419         $ 127,351
                                                 =========         =========

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At March 31, 2004, Liggett had leaf tobacco purchase commitments of approximately $3,439 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,624.

      LIFO inventories represent approximately 58.4% and 53.8% of total inventories at March 31, 2004 and December 31, 2003, respectively.

      Included in the above table is approximately $41,919 at March 31, 2004 and $44,220 at December 31, 2003 of inventory associated with Vector Tobacco's new product initiatives. The recoverability of costs of such inventory is dependent upon future demand for these products and market conditions. If actual demand or market conditions in the near term are less favorable than those estimated, material inventory write-downs may be required.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                March 31,       December 31,
                                                  2004              2003
                                                ---------       ------------

           Land and improvements .......        $  10,019         $  10,019
           Buildings ...................           74,326            74,326
           Machinery and equipment .....          104,509           105,032
           Leasehold improvements ......            1,023             1,023
           Construction-in-progress ....            1,987             1,554
                                                ---------         ---------
                                                  191,864           191,954
           Less accumulated depreciation          (52,212)          (48,358)
                                                ---------         ---------
                                                $ 139,652         $ 143,596
                                                =========         =========

      The table above includes real estate assets and accumulated depreciation owned and operated by New Valley in the amounts of $54,258 and $1,544 as of March 31, 2004 and $54,258 and $1,246 as of December 31, 2003. (Refer to Note 9.)

      Depreciation and amortization expense for the three months ended March 31, 2004 was $3,525. Future machinery and equipment purchase commitments at Liggett are $2,673 as of March 31, 2004.

      In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at March 31, 2004 of approximately $1,342. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1,000, of which $250 is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $500 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


5.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                             March 31,       December 31,
                                                                               2004              2003
                                                                             ---------       ------------

           Vector:
           6.25% Convertible Subordinated Notes due 2008 ............        $ 132,500         $ 132,500

           VGR Holding:
           10% Senior Secured Notes due 2006, net of
              unamortized discount of $6,032 and $6,675 .............           63,968            63,325

           Liggett:
           Revolving credit facility ................................               12                --
           Term loan under credit facility ..........................            5,113             5,190
           Other notes payable ......................................            8,882             9,758

           Vector Tobacco:
           Notes payable ............................................            5,576             5,999
           Notes payable - Medallion acquisition ....................           35,000            38,125

           V.T. Aviation:
           Notes payable ............................................           10,208            10,496

           VGR Aviation:
           Notes payable ............................................            5,276             5,346

           New Valley:
           Notes payable - operating real estate ....................           39,750            39,910

           Other ....................................................               --                90
                                                                             ---------         ---------

           Total notes payable, long-term debt and other obligations           306,285           310,739
           Less:
                 Current maturities .................................           (7,679)          (10,762)
                                                                             ---------         ---------
           Amount due after one year ................................        $ 298,606         $ 299,977
                                                                             =========         =========



      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder. The conversion price, which was $27.11 per share at March 31, 2004, is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at March 31, 2004.

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

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which the Company is in compliance with at March 31, 2004. Among other things, the covenants limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at March 31, 2004) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

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

      REVOLVING CREDIT FACILITY - LIGGETT:

      On April 14, 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaces Liggett's previous $40,000 facility with Congress, under which $12 was outstanding at March 31, 2004. Availability as determined under the facility was approximately $28,527 based on eligible collateral at March 31, 2004. Had the new facility been in place at March 31, 2004, availability would have been approximately $41,433. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett's compliance with certain financial and other covenants including a restriction on Liggett's ability to pay cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      with the agreement). At March 31, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $52,396 and net working capital was $21,397, as computed in accordance with the agreement.

      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $5,113 outstanding under Liggett's credit facility at March 31, 2004. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,101. Interest is charged at the same rate as applicable to Liggett's credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett's credit facility.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      NOTES FOR MEDALLION ACQUISITION - VECTOR TOBACCO:

      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


6.    EMPLOYEE BENEFITS

      Net periodic benefit cost for the Company's pension and other postretirement benefit plans for the three months ended March 31, 2004 and 2003 consists of the following (in thousands):

                                                                                            Other
                                                        Pension Benefits            Postretirement Benefits
                                                     ----------------------         -----------------------
                                                       2004           2003            2004           2003
                                                     -------         ------          -------        -------

           Service cost - benefits earned
              during the period .............        $ 1,248         $   981         $     8        $    20
           Interest cost on projected benefit
              obligation ....................          2,240           2,390             157            169
           Expected return on plan assets ...         (3,027)         (2,930)             --             --
           Amortization of net (gain) loss ..            506             414               5            (32)
                                                     -------         -------         -------        -------
                    Net expense .............        $   967         $   855         $   170        $   157
                                                     =======         =======         =======        =======



      The Company did not make contributions to its pension benefits plans for the three months ended March 31, 2004 and does not anticipate making any contributions to such plans in 2004. The Company anticipates paying $550 in other postretirement benefits in 2004.


7.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended March 31, 2004, Liggett incurred legal fees and other litigation costs totaling approximately $1,738 compared to $1,113 for the three months ended March 31, 2003.

      INDIVIDUAL ACTIONS. As of March 31, 2004, there were approximately 382 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)

      secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 103 were pending in Maryland, 95 in Florida, 51 in New York, 34 in Mississippi and 21 in California. The balance of the individual cases were pending in 22 states. In addition to these cases, an action against cigarette manufacturers involving approximately 1,050 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is currently scheduled for March 2005.

      There are eight individual cases pending where Liggett is the only named defendant. In April 2004, in one of these cases, BEVERLY DAVIS V. LIGGETT GROUP INC., a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. Liggett believes there are a number of grounds to challenge the verdict and intends to pursue all post-trial and appellate relief.

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

      Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. In 1999, a jury awarded $800 in compensatory damages and $79,500 in punitive damages in an Oregon state court case involving Philip Morris. The trial court later determined that the punitive damage award was excessive and reduced it to $32,000. In June 2002, an Oregon intermediate appellate court reinstated the jury's punitive damages award, and the Oregon Supreme Court refused to hear Philip Morris' appeal of the appellate court ruling in December 2002. Philip Morris appealed to the United States Supreme Court, which, in October 2003, vacated the judgment and remanded the case to the Oregon appellate court for further consideration in light of the recent STATE FARM decision by the United States Supreme Court limiting punitive damages. In June 2001, a jury awarded $5,500 in compensatory damages and $3,000,000 in punitive damages in a California state court case involving Philip Morris. In March 2002, a jury awarded $169 in compensatory damages and $150,000 in punitive damages in an Oregon state court case also involving Philip Morris. The punitive damages awards in both the California and Oregon actions were subsequently reduced to $100,000 by the trial courts. In October 2002, a jury awarded $850 in compensatory damages and $28,000,000 in punitive damages in a California state court case involving Philip Morris. In December 2002, the trial court reduced the punitive damages award to $28,000. Both the verdict and damage awards in these cases are being appealed. In November 2001, in another case, a $25,000 punitive damages judgment against Philip Morris was affirmed by a California intermediate appellate court. Philip Morris appealed to the California Supreme Court, which vacated the decision. In September 2003, the California appellate court, citing the STATE FARM decision, reduced the punitive damages award to $9,000. The case is on appeal to the California Supreme Court. During 2001, as a result of a Florida Supreme Court decision

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      upholding the award, another cigarette manufacturer paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking. In December 2001, in an individual action involving another cigarette manufacturer, a Florida jury awarded a smoker $165 in compensatory damages. The defendant paid the damages and interest following completion of the appeals process. In February 2002, a federal district court jury in Kansas awarded a smoker $198 in compensatory damages from two other cigarette manufacturers and, in June 2002, the trial court assessed punitive damages of $15,000 against one of the defendants. The defendant has appealed the verdict. In April 2003, in an individual Florida state court action involving two other cigarette manufacturers, a jury awarded compensatory damages of $6,500. In May 2004, a Florida appellate court affirmed, without explanation, the jury award. The defendants will seek further appellate review. In May 2003, a federal district court jury in Arkansas awarded compensatory damages of $4,025 and punitive damages of $15,000 in an individual action involving another cigarette manufacturer. The defendant intends to appeal the verdict. In November 2003, in an individual action involving other cigarette manufacturers, a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed the verdict. In January 2004, a jury in a New York state court action awarded compensatory damages of $175 and punitive damages of $8,000 in an individual action against another cigarette manufacturer. The defendant intends to appeal the verdict.

      One of the states in which cases are pending against Liggett is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on product liability." Based on this ruling, Liggett is seeking, or intends to seek, dismissal of each of the approximately 34 cases pending against it in Mississippi.

      CLASS ACTIONS. As of March 31, 2004, there were approximately 33 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

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

      In August 2000, in BLANKENSHIP V. PHILIP MORRIS, INC., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict.

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

      Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants' motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. A Kansas state court, in the case of SMITH V. PHILIP MORRIS COMPANIES INC., ET AL., granted class certification in November 2001. In April 2003, plaintiffs' motion for class certification was granted in ROMERO V. PHILIP MORRIS COMPANIES INC., a case pending in New Mexico state court, which decision has been appealed. Liggett is one of the defendants in the Kansas and New Mexico cases.

      GOVERNMENTAL ACTIONS. As of March 31, 2004, there were approximately 13 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

      THIRD-PARTY PAYOR ACTIONS. As of March 31, 2004, there were approximately five Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the cigarette manufacturers. The

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      UnitedStates Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In September 2000, the court dismissed the government's claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's motion which sought partial summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. In January 2004, the court granted one of the government's pending motions and dismissed certain equitable defenses of defendants. In April 2004, the court denied Liggett's motion to be dismissed from the case. The remaining motions for summary judgment filed by the government and defendants are still pending before the court.

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

      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. According to data from Management Source Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.5% during 2002 and 2.7% during 2003. On April 15 of any year following a year in which Liggett's and/or Vector Tobacco's

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the MSA whereby they agreed to pay $2,478 in April 2004. The settlement resolved Liggett's and Vector Tobacco's claims that they were entitled to a reduction in their MSA payments as a result of market share loss to non-participating manufacturers for payments based on sales through December 31, 2002. In April 2004, Liggett and Vector Tobacco also paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $4,728 for their estimated MSA obligations for the first three months of 2004 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

                   Year                            Amount
                   ----                            ------

           2004 - 2007                          $8,000,000
           2008 - 2017                          $8,139,000
           2018  and each year thereafter       $9,000,000

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

      TRIALS. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court with one scheduled for July 2004 and one for August 2004. Liggett is the sole defendant in each of these cases. Trial in the United States government action is scheduled for September 2004 in federal court in the District of Columbia. One individual action in Iowa state court, involving the major companies as defendants, is scheduled for trial in October 2004. Trial dates, however, are subject to change.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. Class counsel in ENGLE is pursuing various appellate remedies seeking reversal of the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      In January 1993, the Environmental Protection Agency ("EPA") released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate secondary smoke, and that given the scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government appealed the court's ruling. In December 2002, the United States Court of Appeals for the Fourth Circuit rejected the industry challenge to the EPA report ruling that it was not subject to court review. Issuance of the report may encourage efforts to limit smoking in public areas.

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

      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2003, 15 states and the District of Columbia enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and several states have pending legislation proposing further state excise tax increases. In 2004, one state has increased the excise tax rate and several other states are likely to impose additional taxes on cigarettes. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

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

      As of March 31, 2004, New Valley had $600 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.


8.    EQUITY

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

      Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three months ended March 31, 2004 and March 31, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income
      (loss) and income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123:


                                                              Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                2004              2003
                                                              ---------         ---------
           Net income (loss) .........................        $   4,627         $  (4,849)

           Add:  stock option employee compensation
               expense included in reported net income
               (loss), net of related tax effects ....               32             1,354
           Deduct:  total stock option employee
               compensation expense determined
               under the fair value method for all
               awards, net of related tax effects ....             (548)           (2,233)
                                                              ---------         ---------

           Pro forma net income (loss) ...............        $   4,111         $  (5,728)
                                                              =========         =========

           Income (loss) per share:
               Basic - as reported ...................        $    0.12         $   (0.13)
               Diluted - as reported .................        $    0.11         $   (0.13)
               Basic - pro forma .....................        $    0.11         $   (0.15)
               Diluted - pro forma ...................        $    0.10         $   (0.15)


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

      During the quarter ended March 31, 2004, 66,464 options, exercisable at prices ranging from $3.92 to $15.44 per share, were exercised for $667.


9.    NEW VALLEY CORPORATION

      ACQUISITION OF REAL ESTATE. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (Refer to
      Note 5.)

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

      LTS. In March 2004, New Valley and the other holder of the convertible notes of Ladenburg Thalmann Financial Services Inc. ("LTS") entered into a debt conversion agreement with LTS. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of LTS. Pursuant to the conversion agreement, the conversion price of the note held by New Valley will be reduced from the current conversion price of approximately $2.08 to $1.10 per share.

      The note conversion transaction is subject to approval by the LTS shareholders. New Valley, several shareholders of LTS affiliated with New Valley and the other holder of the convertible notes have committed to vote their shares of common stock of LTS at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, New Valley's note, representing approximately $9,470 of principal and accrued interest, will be converted into approximately 8,610,000 shares of LTS common stock. New Valley currently intends to distribute to its stockholders shares of LTS common stock issued to New Valley pursuant to the conversion agreement.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


      OTHER. In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 2004, New Valley had repurchased 1,185,615 shares for approximately $4,695. At March 31, 2004, the Company owned 58.1% of New Valley's common shares.


10.   INCOME TAXES

      The effective tax rates for the three months ended March 31, 2004 and March 31, 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2004, the Company's deferred income tax liabilities exceeded its deferred income tax assets by $115,740. The largest component of the Company's deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company's 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $118,000, including interest, net of tax benefits, through March 31, 2004. These amounts have been previously recognized in the Company's consolidated financial statements as tax liabilities. As of March 31, 2004, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

      The Company believes the positions reflected on its income tax returns are correct and intends to vigorously oppose any proposed adjustments to its returns. The Company has filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 7%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that the Company incurred a tax obligation prior to the exercise dates of these options and it was required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to the Company, its liquidity could be adversely affected.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)
                                   (UNAUDITED)


11.   SEGMENT INFORMATION

      The Company's significant business segments for the three months ended March 31, 2004 and 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

      Financial information for the Company's continuing operations before taxes and minority interests for the three months ended March 31, 2004 and 2003 follows:


                                                           Vector         Real       Corporate
                                             Liggett      Tobacco        Estate      and Other        Total
                                             -------      -------        ------      ---------        -----

THREE MONTHS ENDED MARCH 31, 2004
Revenues.........................           $122,221    $    4,352     $  1,781     $              $128,354
                                                                                            -
Operating income (loss)..........             27,783(1)    (8,706)(1)       921        (6,234)       13,764(1)
Identifiable assets..............            310,471       64,821        76,382       155,035       606,709
Depreciation and amortization....              1,997          592           321           615         3,525
Capital expenditures.............                495           35             -            51           581

THREE MONTHS ENDED MARCH 31, 2003
Revenues.........................           $124,915    $   6,428      $  1,799     $              $133,142
                                                                                            -
Operating income (loss)..........             30,262      (24,081)          926        (7,307)         (200)
Identifiable assets..............            308,127      100,287        72,847       234,835       716,096
Depreciation and amortization....              2,039        1,157           321           678         4,195
Capital expenditures.............                860          733             -           211         1,804

-------------

(1) Includes restructuring and impairment charges in 2004 of $389 at Liggett and $264 at Vector Tobacco.

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

         In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco's other cigarette brands has been transferred to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         All of Liggett's unit volume in the first quarter of 2004 was in the discount segment, which Liggett's management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, despite their premium list price. Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE.

         Liggett's cigarettes are produced in approximately 220 combinations of length, style and packaging. Liggett's current brand portfolio includes:

         o LIGGETT SELECT - the second largest brand in the deep discount category;

         o EVE - a leading brand of 120 millimeter cigarettes in the branded discount category;

         o JADE - the industry's newest free-standing deep discount menthol brand;

         o        PYRAMID - the industry's first branded discount brand; and

         o        USA and various control and private label brands.

         In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett's family of brands, comprising 50.7% of Liggett's unit volume in the first quarter of 2004 and 50.9% of Liggett's unit volume for the year ended December 31, 2003.

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

RECENT DEVELOPMENTS

         QUEST INTRODUCTION. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in both menthol and non-menthol styles. Each Quest style offers three different packagings, with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize a proprietary process that enables the production of nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparable to other premium brands.

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

         At March 31, 2004, approximately $41,919 of our inventory was associated with Vector Tobacco's new product initiatives. We estimate an inventory reserve for excess quantities and obsolete items, taking into account future demand and market conditions. If actual demand for Vector Tobacco's products or market conditions in the near term are less favorable than those estimated, material inventory write-downs may be required.

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

         RESTRUCTURING. In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco's other cigarette brands, has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

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

         As a result of these actions, we recognized pre-tax restructuring and impairment charges of $21,300 in 2003, and additional charges of $221 were taken in the first quarter 2004. Approximately $2,045 relate to employee severance and benefit costs, $724 to contract termination and exit and moving costs, and $18,752 to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to fair value less costs to sell during 2003. The asset impairment charges are based on management's current estimates of the values we will be able to realize on sales of excess machinery and equipment, and may be adjusted in future periods based on the actual amounts realized.

         Vector Tobacco has entered into negotiations to sell the Timberlake facility, including all equipment not relocated to Mebane.

         As part of the continuing effort to adjust the cost structure of our tobacco business and improve operating efficiency, Liggett Vector Brands eliminated approximately 85 positions during April of 2004. As a result of these actions, we currently expect to recognize additional pre-tax restructuring charges of approximately $2,027 during 2004, including approximately $804 relating to employee severance and benefit costs and approximately $1,223 for contract termination and other associated costs. Approximately $470 of these charges represent non-cash items. We recognized $432 of these pre-tax restructuring charges in the first quarter of 2004, with the balance to be recognized primarily in the second quarter.

         Annual cost savings related to the restructuring and impairment charges are currently expected to be at least $23,000 beginning in 2004. Management is currently reviewing opportunities for additional cost savings as a result of these restructuring activities at Vector Tobacco and Liggett Vector Brands.

         AMENDED LIGGETT CREDIT FACILITY. On April 14, 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaces Liggett's current $40,000 facility with Congress. The facility is collateralized by all inventories and receivables of Liggett and a first mortgage on the Mebane, North Carolina plant and manufacturing equipment.

         TAX MATTERS. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in

September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $118,000, including interest, net of tax benefits, through March 31, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of March 31, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeals process. Interest currently is accruing on the disputed amounts at a rate of 7%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.

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

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2004, there were approximately 382 individual suits, 33 purported class actions and 18 governmental and other third-party payor health care reimbursement actions pending in the

United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,050 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         There are eight individual actions where Liggett is the only defendant, with two of these cases currently scheduled for trial in July 2004 and in August 2004. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. Liggett believes there are a number of grounds to challenge the verdict and intends to pursue all post-trial and appellate relief.

         In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

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

         SETTLEMENT AGREEMENTS. As discussed in Note 7 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $4,728 for the three months ended March 31, 2004 and $7,583 for the comparable period in 2003. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

         INVENTORIES. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. At March 31, 2004, approximately $41,919 of our inventory was associated with Vector Tobacco's new product initiatives. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand for Vector Tobacco's products or market conditions in the near term are less favorable than those estimated, material inventory write-downs may be required.

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

         Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,100 for 2003, and we currently anticipate such expense will be approximately $4,550 for 2004. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA's minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2004 and ending on December 31, 2004. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.1% at March 31, 2004.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2004 and 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine and nicotine-free cigarettes as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.


                                                           Three Months Ended
                                                                 March 31,
                                                      ------------------------------
                                                        2004                 2003
                                                      ---------            ---------
           REVENUES:

              Liggett ........................        $ 122,221            $ 124,915
              Vector Tobacco .................            4,352                6,428
                                                      ---------            ---------
                 Total tobacco ...............          126,573              131,343

              Real estate ....................            1,781                1,799
                                                      ---------            ---------
                 Total revenues ..............        $ 128,354            $ 133,142
                                                      =========            =========

           OPERATING INCOME:

              Liggett ........................        $  27,783(1)         $  30,262
              Vector Tobacco .................           (8,706)(1)          (24,081)
                                                      ---------            ---------
                 Total tobacco ...............           19,077                6,181

              Real estate ....................              921                  926
              Corporate and other ............           (6,234)              (7,307)
                                                      ---------            ---------
                 Total operating income (loss)        $  13,764(1)         $    (200)
                                                      =========            =========


--------------

(1) Includes restructuring and impairment charges in 2004 of $389 at Liggett and $264 at Vector Tobacco.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         REVENUES. Total revenues were $128,354 for the three months ended March 31, 2004 compared to $133,142 for the three months ended March 31, 2003. This 3.6% ($4,788) decrease in revenues was due to a $2,694 or 2.2% decrease in revenues at Liggett, a $2,076 decrease in revenues at Vector Tobacco, and an $18 decrease in real estate revenues at New Valley.

         TOBACCO REVENUES. In February 2003, Liggett increased its net sales price for selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton. In September 2003, Liggett increased its net sales price for PYRAMID by $.95 per carton. In December 2003, Liggett increased the list price on a leading private label brand by $.85 per carton.

         Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE. During 2003, EVE product had been subject to promotional buy-downs at the retail level and was effectively promoted to consumers at a level that is fully reflected in the new reduced list price. During 2003, the net list price for JADE was at the deep discount level after giving effect to off-invoice promotional spending.

         All of Liggett's sales for the first quarter of 2004 were in the discount category (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing). For the three months ended March 31, 2004, net sales at Liggett totaled $122,221, compared to $124,915 for the three months ended March 31, 2003. Revenues decreased by 2.2% ($2,694) due to a 5.2% decrease in sales volume (approximately
127.3 million units) accounting for $6,494 in unfavorable volume variance and an unfavorable sales mix of $410 offset by a net favorable price variance of $4,210 primarily attributable to price increases subsequent to March 31, 2003 as discussed above. The favorable price variances are after adjustment for certain changes in promotional spending and approximately $1,400 of costs incurred in the three months ended March 31, 2004, associated with buying down all unpromoted EVE inventory at retail due to the list price reduction described above. Net sales of the LIGGETT SELECT brand increased $7,751 for the first quarter of 2004 over net sales for the first quarter of 2003, and its unit volume increased 7.6% in the 2004 period compared to 2003.

         Revenues at Vector Tobacco for the three months ended March 31, 2004 were $4,352 compared to revenues of $6,428 for the 2003 period. Revenues at Vector Tobacco related primarily to sales of QUEST.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $52,322 for the three months ended March 31, 2004 compared to $47,552 for the three months ended March 31, 2003, an increase of $4,770 or 10.0% when compared to the prior year period, due primarily to price increases discussed above at Liggett, recognition of lower Master Settlement Agreement expense at Liggett and Vector Tobacco and reduced costs associated with the operations of Vector Tobacco, all partially offset by the effect of lower unit volumes for Liggett and Vector Tobacco. Liggett's brands contributed 96.2% to our gross profit, and Vector Tobacco contributed 3.8% for the three months ended March 31, 2004. Over the same period in 2003, Liggett brands contributed 103.8% to our gross profit and Vector Tobacco cost 3.8%.

         Liggett's gross profit of $50,308 for the three months ended March 31, 2004 increased $963 from gross profit of $49,345 for the three months ended March 31, 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 65.7% for the three months ended March 31, 2004 compared to 64.1% for same period in 2003. This increase in Liggett's gross profit in the 2004 period is attributable to the items discussed above.

         Vector Tobacco had gross profit of $2,014 for the three months ended 2004 and negative gross profit of $1,793 for the same period in 2003. Gross profit in 2004 reflects cost savings realized with the closing of Vector Tobacco's Timberlake, North Carolina manufacturing facility and the transfer of production to Liggett's facility in Mebane, as well as decreased promotional expense. The negative gross profit in 2003 reflected significant initial promotional costs associated with the QUEST launch, costs associated with excess manufacturing capacity at the Timberlake facility and various inventory charges in 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Vector Tobacco was 51.8% for the three months ended March 31, 2004.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $1,781 for the three months ended March 31, 2004. This compares to revenues of $1,799 from real estate activities for the three months ended March 31, 2003.

         EXPENSES. Operating, selling, general and administrative expenses were $39,837 for the three months ended March 31, 2004 compared to $49,551 for the same period last year. These expenses are net of restructuring and impairment charges of $389 at Liggett and $264 at Vector Tobacco taken in the 2004 period. Expenses at Liggett were $22,136 for the three months ended March 31, 2004 compared to $19,083 for the same period in the prior year, an increase of $3,053 due primarily to increased sales, marketing and administrative expenses allocated from Liggett Vector Brands. Operating expenses at Liggett include Liggett's product liability legal expenses and other litigation costs of $1,738 in the three months ended March 31, 2004 compared with $1,113 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended March 31, 2004 were $10,456 compared to expenses of $22,288 for the three months ended March 31, 2003, a decrease of $11,832 due to lower direct marketing and advertising costs and decreased sales and administrative expenses allocated from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the sales, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, for the three months ended March 31, 2004, the sales, marketing and administrative expenses allocated to Liggett increased by $3,348 with a corresponding decrease in such expenses to Vector Tobacco, as compared to the allocation of these expenses between the segments during the three months ended March 31, 2003. These modifications did not effect the consolidated financial statements.

         New Valley's expenses for real estate operations were $860 for the three months ended March 31, 2004 compared to $873 for the same period in 2003.

         For the three months ended March 31, 2004, Liggett's operating income decreased to $27,783 compared to $30,262 for the same period in 2003 due primarily to the higher operating expenses discussed above. Vector Tobacco's operating loss was $8,706 compared to $24,081 for the same period in 2003 due to costs savings achieved through the 2003 restructuring and the lower operating expenses described above.

         OTHER INCOME (EXPENSES). For the three months ended March 31, 2004, other income (expenses) was a loss of $4,835 compared to a loss of $6,490 for the three months ended March 31, 2003. For the three months ended March 31, 2004, interest expense of $6,422 was offset by interest and dividend income of $695, a gain on sale of investments of $251 and equity income from non-consolidated New Valley real estate businesses of $646. For the three months ended March 31, 2003, interest expense of $7,149, an equity loss from non-consolidated New Valley real estate businesses of $717 and a loss on investments of $62 were offset by interest and dividend income of $1,445.

        INCOME (LOSS) FROM OPERATIONS. Income from operations before income taxes and minority interests for the three months ended March 31, 2004 was $8,929 compared to a loss of $6,690 for the three months ended March 31, 2003. Income taxes were $4,688 and minority interests in losses of subsidiaries were $386 for the three months ended March 31, 2004. This compared to income tax benefit of $593 and minority interests in losses of subsidiaries of $1,248 for the three months ended March 31, 2003. The effective tax rates for the three months ended March 31, 2004 and March 31, 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents decreased $485 for the three months ended March 31, 2004 and decreased $14,064 for the three months ended March 31, 2003.

         Net cash provided by operations for the three months ended March 31, 2004 was $2,109 compared to net cash used in operations of $12,048 for the comparable period of 2003. Cash provided by operations in the 2004 period resulted primarily from operating income of $13,764 compared to an operating loss of $200 in 2003. In addition, there was a decrease in inventory and the non-cash impact of increased depreciation and amortization offset by a decrease in current liabilities and an increase in accounts receivable. Cash used in operations in the 2003 period resulted primarily from an increase in accounts receivable and inventories offset by an increase in accounts payable and the non-cash impact of depreciation and amortization.

         Cash provided by investing activities of $17,471 in the first quarter of 2004 compares to cash provided of $6,712 in the 2003 period. In the first quarter of 2004, cash was provided primarily by the sale or maturity of investment securities of $29,950 offset primarily by the purchase of investment securities of $10,317, investment in non-consolidated real estate businesses by New Valley of $1,500 and capital expenditures of $581. In the first quarter of 2003, cash was provided through the sale or maturity of investment securities for $45,578 offset primarily by the purchase of investment securities of $27,541, investment in non-consolidated real estate businesses by New Valley of $9,500 and capital expenditures of $1,804.

         Cash used in financing activities was $20,065 for the three months ended March 31, 2004 compared to cash used of $8,728 in the comparable period in 2003. In the first quarter of 2004, cash was used primarily for distributions on common stock of $15,635 and repayments of debt of $5,109, partially offset by proceeds of $667 from exercise of options. In the first quarter of 2003, cash was used primarily for distributions on common stock of $14,794, repayments on debt of $4,894 and the New Valley repurchase of common stock for $1,346 offset by net borrowings of $11,799 under the revolver and proceeds from the exercise of warrants and options of $507.

         LIGGETT. On April 14, 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaces Liggett's previous $40,000 facility with Congress, under which $12 was outstanding at March 31, 2004. Availability as determined under the facility was approximately $28,327 based on eligible collateral at March 31, 2004. Had the new facility been in place at March 31, 2004, availability would have been approximately $41,433. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett's compliance with certain financial and other covenants including a restriction on Liggett's ability to pay cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31,

2004, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $52,396 and net working capital was $21,397, as computed in accordance with the agreement.

         100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $5,113 outstanding as of March 31, 2004 under Liggett's credit facility. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,101. Interest is charged at the same rate as applicable to Liggett's credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett's credit facility.

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

         In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at March 31, 2004 of approximately $1,342. The option agreement permits the purchaser to acquire the property, during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1,000, of which $250 is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $500 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently conducting due diligence, and there can be no assurance the sale of the property will occur.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. Class counsel is pursuing various appellate remedies seeking to reverse the appellate court's decision. If the appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling discussed above. In April 2004, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett in an individual action. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.

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

         On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., a discount cigarette manufacturer, and related assets from Medallion's principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

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

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which the Company is in compliance with at March 31, 2004. Among other things, the covenants limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at March 31, 2004) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets.

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

         VECTOR. We believe that we will continue to meet our liquidity requirements through 2004, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at March 31, 2004, VGR Holding was generally not permitted to pay distributions to us except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $15,300, dividends on our outstanding shares (currently at an annual rate of approximately $63,300) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $27.11 at March 31, 2004, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at March 31, 2004.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2004, our deferred income tax liabilities exceeded our deferred income tax assets by $115,740. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

         In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $118,000, including interest, net of tax benefits, through March 31, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of March 31, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 7%, with the rate adjust quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

         We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2004, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

         In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve's guarantee was negligible at March 31, 2004.

         At March 31, 2004, we had outstanding approximately $5,400 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.


MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of March 31, 2004, approximately $70,308 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2004, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $854.

         We held investment securities available for sale totaling $52,157 at March 31, 2004. Adverse market conditions could have a significant effect on the value of these investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.


NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)", was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities", to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The adoption of this interpretation did not impact the Company's consolidated financial statements.

         In December 2003, the FASB issued SFAS No. 132(R), which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer's current year contributions are required. (See Note 6 to our consolidated financial statements.)


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

                                     PART II

                                OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

              Reference is made to Note 7, incorporated herein by reference, to our consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of
              Exhibit 99 will be furnished to holders of our securities and the securities of our subsidiaries without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

              No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2004. No securities of ours were repurchased by us or our affiliated purchasers during the three months ended March 31, 2004.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

             *  4.1    Amended and Restated Loan and Security Agreement, dated
                       as of April 14, 2004, by and between Congress Financial
                       Corporation, as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated
                       April 14, 2004).

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

               99.1    Material Legal Proceedings.

-----------

*     Incorporated by reference

(b)      REPORTS ON FORM 8-K

                  We filed the following Report on Form 8-K during the first quarter of 2004:

                                                     Financial
         Date                  Items                 Statements
         ----                  -----                 ----------

    March 15, 2004             7, 12                    None

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

Date: May 10, 2004