Form 10-Q
period 2004-06-30
VECTOR GROUP LTD
filed 2004-08-09
CIK 59440

===============================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                             ---------------------

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

       Indicate by check mark whether the Registrant is an accelerated filer as
defined in Rule 12b-2 of the Exchange Act.  [ X ]  Yes   [ ]  No

       At August 6, 2004, Vector Group Ltd. had 39,659,510 shares of common stock outstanding.


===============================================================================

                               VECTOR GROUP LTD.

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                                                              Page

PART I. FINANCIAL INFORMATION


Item 1.  Vector Group Ltd. Consolidated Financial Statements (Unaudited):

         Vector Group Ltd. Consolidated Balance Sheets as of June 30, 2004 and
            December 31, 2003..........................................................................        2

         Vector Group Ltd. Consolidated Statements of Operations for the three and six
            months ended June 30, 2004 and June 30, 2003...............................................        3

         Vector Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the six
            months ended June 30, 2004.................................................................        4

         Vector Group Ltd. Consolidated Statements of Cash Flows for the six months
            ended June 30, 2004 and June 30, 2003......................................................        5

         Notes to Consolidated Financial Statements....................................................        6

Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................       34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................       54

Item 4.  Controls and Procedures.......................................................................       54



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.............................................................................       55

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..............       55

Item 4.  Submission of Matters to a Vote of Security Holders...........................................       55

Item 6.  Exhibits and Reports on Form 8-K..............................................................       56

SIGNATURE .............................................................................................       58

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    June 30,       December 31,
                                                                                      2004             2003
                                                                                   ------------    ------------

ASSETS:

Current assets:
  Cash and cash equivalents ....................................................   $     80,397    $     74,808
  Investment securities available for sale .....................................         19,031          67,521
  Accounts receivable - trade ..................................................         10,339          10,425
  Other receivables ............................................................          2,046           2,605
  Inventories ..................................................................         81,872         127,351
  Restricted assets ............................................................            633             771
  Deferred income taxes ........................................................         28,789          19,328
  Other current assets .........................................................         13,667          12,568
                                                                                   ------------    ------------
    Total current assets .......................................................        236,774         315,377

Property, plant and equipment, net .............................................        122,385         143,596
Assets held for sale ...........................................................         25,800           9,438
Long-term investments, net .....................................................          2,266           2,431
Investments in non-consolidated real estate businesses .........................         25,268          18,718
Restricted assets ..............................................................          5,489           5,571
Deferred income taxes ..........................................................         14,326          13,200
Intangible asset ...............................................................        107,511         107,511
Other assets ...................................................................         11,685          12,370
                                                                                   ------------    ------------
    Total assets ...............................................................   $    551,504    $    628,212
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ..........................   $     21,421    $     10,762
  Accounts payable .............................................................          9,567           8,635
  Accrued promotional expenses .................................................         19,803          22,203
  Accrued taxes payable, net ...................................................         41,580          48,577
  Settlement accruals ..........................................................         10,428          52,650
  Deferred income taxes ........................................................          4,002           4,000
  Accrued interest .............................................................          7,004           7,004
  Other accrued liabilities ....................................................         17,735          19,255
                                                                                   ------------    ------------
    Total current liabilities ..................................................        131,540         173,086

Notes payable, long-term debt and other obligations, less current portion ......        297,573         299,977
Noncurrent employee benefits ...................................................         15,206          13,438
Deferred income taxes ..........................................................        143,201         139,927
Other liabilities ..............................................................          5,219           4,781
Minority interests .............................................................         45,387          43,478

Commitments and contingencies ..................................................           --              --

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares .....           --              --
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 42,900,379 and 42,103,276 shares and outstanding
    39,651,210 and 39,021,189 shares ...........................................          3,965           3,902
  Additional paid-in capital ...................................................        228,894         251,239
  Deficit ......................................................................       (292,873)       (280,598)
  Accumulated other comprehensive loss .........................................        (10,351)         (9,335)
  Less:  3,249,169 and 3,082,087 shares of common stock in treasury, at cost ...        (16,257)        (11,683)
                                                                                   ------------    ------------
      Total stockholders' equity (deficit) .....................................        (86,622)        (46,475)
                                                                                   ------------    ------------

      Total liabilities and stockholders' equity (deficit) .....................   $    551,504    $    628,212
                                                                                   ============    ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                            Three Months Ended               Six Months Ended
                                                                    ------------------------------    -----------------------------
                                                                      June 30,         June 30,         June 30,         June 30,
                                                                        2004             2003             2004            2003
                                                                    -------------    -------------    -------------   -------------

Revenues:
    Tobacco* ....................................................   $     120,045    $     129,400    $     246,618   $     260,743
    Real estate leasing .........................................           1,811            1,777            3,592           3,576
                                                                    -------------    -------------    -------------   -------------
      Total revenues ............................................         121,856          131,177          250,210         264,319

Expenses:
    Cost of goods sold, excluding inventory impairment* .........          69,828           86,010          143,928         169,801
    Inventory impairment ........................................          37,000             --             37,000            --
    Operating, selling, administrative and general expenses .....          37,631           44,344           77,468          93,895
    Restructuring and impairment charges ........................           2,359             --              3,012            --
                                                                    -------------    -------------    -------------   -------------
      Operating income (loss) ...................................         (24,962)             823          (11,198)            623

Other income (expenses):
    Interest and dividend income ................................             531            1,127            1,226           2,572
    Interest expense ............................................          (6,491)          (8,516)         (12,913)        (15,665)
    Gain on sale of investments, net ............................           5,335              332            5,586             270
    Equity income (loss) from non-consolidated New Valley real
      estate businesses .........................................           4,642             (174)           5,288            (891)
    Other, net ..................................................              (4)              24               (9)             17
                                                                    -------------    -------------    -------------   -------------

Loss from operations before benefit for income taxes
      and minority interests ....................................         (20,949)          (6,384)         (12,020)        (13,074)
    Benefit for income taxes ....................................          (7,181)            (649)          (2,493)         (1,242)
    Minority interests ..........................................          (3,134)             805           (2,748)          2,053
                                                                    -------------    -------------    -------------   -------------

Net loss ........................................................   $     (16,902)   $      (4,930)   $     (12,275)  $      (9,779)
                                                                    =============    =============    =============   =============


Per basic common share:

    Net loss applicable to common shares ........................   $       (0.43)   $       (0.13)   $       (0.31)  $       (0.25)
                                                                    =============    =============    =============   =============

Basic weighted average common shares outstanding ................      39,213,205       38,811,880       39,138,102      38,623,285
                                                                    =============    =============    =============   =============


Per diluted common share:

    Net loss applicable to common shares ........................   $       (0.43)   $       (0.13)   $       (0.31)  $       (0.25)
                                                                    =============    =============    =============   =============

Diluted weighted average common shares outstanding ..............      39,213,205       38,811,880       39,138,102      38,623,285
                                                                    =============    =============    =============   =============




--------

* Revenues and Cost of goods sold include excise taxes of $43,933, $48,519, $90,103 and $98,336, respectively.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED



                                                                                                           Accumulated
                                                                      Additional                             Other
                                                  Common Stock         Paid-In                 Treasury   Comprehensive
                                               Shares     Amount       Capital    Deficit       Stock         Loss         Total
                                             ----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance, December 31, 2003 ...............   39,021,189  $    3,902  $  251,239  $ (280,598)  $  (11,683)  $   (9,335)  $  (46,475)

Net loss .................................           --          --          --     (12,275)          --           --      (12,275)
  Unrealized loss on investment
   securities ............................           --          --          --          --           --       (1,016)      (1,016)
                                                                                                                        ----------
         Total other comprehensive loss ..           --          --          --          --           --           --       (1,016)
                                                                                                                        ----------
Total comprehensive loss .................           --          --          --          --           --           --      (13,291)
                                                                                                                        ----------

Distributions on common stock ............           --          --     (31,495)         --           --           --      (31,495)
Exercise of options ......................      590,021          59       6,153          --       (4,574)          --        1,638
Restricted stock grants ..................       40,000           4          (4)         --           --           --           --
Tax benefit of options exercised .........           --          --       2,839          --           --           --        2,839
Amortization of deferred
  compensation, net ......................           --          --         162          --           --           --          162
                                             ----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance, June 30, 2004 ...................   39,651,210  $    3,965  $  228,894  $ (292,873)  $  (16,257)  $  (10,351)  $  (86,622)
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                      Six Months Ended
                                                               ----------------------------
                                                                 June 30,         June 30,
                                                                  2004             2003
                                                               ------------    ------------
Net cash used in operating activities: .....................   $ (19,212)      $    (23,181)
                                                               ----------      ------------
Cash flows from investing activities:
  Proceeds from sale of assets, net ........................       2,657                910
  Sale or maturity of investment securities ................      63,108             79,391
  Purchase of investment securities ........................     (12,253)           (37,061)
  Sale of long-term investments ............................         278                830
  Investments in non-consolidated real estate businesses ...      (2,500)            (9,500)
  Decrease (increase) in restricted assets .................         114            (11,010)
  Payment of prepetition claims ............................          --                (18)
  New Valley repurchase of common shares ...................          --             (1,346)
  Capital expenditures .....................................      (1,132)            (6,503)
                                                               ----------      ------------
Net cash provided by investing activities ..................      47,615             14,783
                                                               ----------      ------------


Cash flows from financing activities:
  Repayments of debt .......................................      (7,063)           (17,836)
  Borrowings under revolver ................................     276,606            332,181
  Repayments on revolver ...................................    (262,586)          (299,559)
  Distributions on common stock ............................     (31,495)           (29,565)
  Proceeds from exercise of options and warrants ...........       1,724                623
                                                               ----------      ------------
Net cash used in financing activities ......................     (22,814)           (14,156)
                                                               ----------      ------------

Net increase in cash and cash equivalents ..................       5,589            (22,554)
Cash and cash equivalents, beginning of period .............      74,808            100,027
                                                               ----------      ------------

Cash and cash equivalents, end of period ...................   $  80,397       $     77,473
                                                               =========       ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Basis of Presentation:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Liggett Group Inc. ("Liggett"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Vector Brands Inc. ("Liggett Vector Brands"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 58.1% of the common shares of New Valley at June 30, 2004. All significant intercompany balances and transactions have been eliminated.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2003.

           Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants.

           The Company had a net loss for the three and six months ended June 30, 2004 and for the three and six months ended June 30, 2003. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is antidilutive. Potentially dilutive shares that were not included in the diluted loss per share calculations were 1,826,880 and 1,864,901 for the three and six months ended June 30, 2004 and 1,108,930 and 1,223,783 for the three and six months ended June 30, 2003, which shares were issuable upon the exercise of stock options, vested restricted stock grants and warrants, assuming the treasury stock method.

      (e)  Comprehensive Loss:

           Other comprehensive loss is a component of stockholders' equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale and minimum pension liability adjustments. Total comprehensive loss was $13,291 for the six months ended June 30, 2004 and $7,435 for the six months ended June 30, 2003.

      (f)  New Accounting Pronouncements:

           In March 2004, the Financial Accounting Standards Board (the "FASB") reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The Company does not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on its financial position or results of operations.

           In December 2003, the FASB issued Statement on Financial Accounting Standards ("SFAS") No. 132(R), which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer's current year contributions are required. (See Note 6.)

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


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

           On June 4, 2004, a wholly-owned subsidiary of Vector Tobacco entered into an agreement to sell the Timberlake facility, along with all equipment, which sale closed on July 13, 2004. (Refer to Note 4.) The Company decreased the asset impairment accrual as of June 30, 2004 to reflect the actual amounts to be realized from the Timberlake sale and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company further adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination, and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring accruals previously recognized.

           In addition to the $221 recorded in the first quarter, Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of the Company's tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, sublet its New York office space in July 2004 and relocated several employees. As a result of these actions, the Company recognized additional pre-tax restructuring charges of $2,791 in the first half of 2004, including $824 relating to employee severance and benefit costs and $1,967 for contract termination and other associated costs. Approximately $518 of these charges represent non-cash items. The Company recognized $432 of these pre-tax restructuring charges in the first quarter of 2004, and $2,359 in the second quarter of 2004.

           Annual cost savings related to the restructuring and impairment charges are currently expected to be at least $23,000 beginning in 2004. Management is currently reviewing opportunities for additional cost savings as a result of these restructuring activities at Vector Tobacco and Liggett Vector Brands.

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           The components of the pre-tax restructuring and impairment charges for 2003 and the six months ended June 30, 2004 are as follows:

                                            Employee      Non-Cash      Contract
                                           Severance       Asset      Termination/
                                          and Benefits   Impairment    Exit Costs      Total
                                          ------------   ----------   -----------    ----------

Balance, December 31, 2002 .............   $       --    $       --    $       --    $       --


Original charges .......................        2,045        18,752           503        21,300
Utilized in 2003 .......................         (182)      (18,752)          (54)      (18,988)
                                           ----------    ----------    ----------    ----------
Balance, December 31, 2003 .............        1,863            --           449         2,312

Restructuring and impairment charges ...          824           518         1,670         3,012
Adjustments/reclassifications in 2004 ..          507          (871)          364            --
Utilized/recoveries in 2004, net........       (2,432)          388        (1,532)       (3,576)
                                           ----------    ----------    ----------    ----------
Balance, June 30, 2004 .................   $      762    $       35    $      951    $    1,748
                                           ==========    ==========    ==========    ==========

           The Company has recorded the sublease of the New York office space in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," reducing future minimum lease payments by estimated sublease rentals. The charge of $967 has been included in the $3,012 charge for the six months ended June 30, 2004; $752 has been recorded in other long-term liabilities and the remainder in other accrued liabilities. These amounts are not included in the $1,748 balance at June 30, 2004.


3.         INVENTORIES

           Inventories consist of:

                                             June 30,       December 31,
                                              2004              2003
                                           ------------    ------------

Leaf tobacco ...........................   $     39,857    $     80,239
Other raw materials ....................          2,690           3,060
Work-in-process ........................          1,291           1,609
Finished goods .........................         41,049          42,825
Replacement parts and supplies .........             --             636
                                           ------------    ------------
Inventories at current cost ............         84,887         128,369
LIFO adjustments .......................         (3,015)         (1,018)
                                           ------------    ------------
                                           $     81,872    $    127,351
                                           ============    ============

           The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At June 30, 2004, Liggett had leaf tobacco purchase commitments of approximately $4,106 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,624.

           Included in the above table is approximately $3,226 at June 30, 2004 and $44,220 at December 31, 2003 of inventory associated with Vector Tobacco's QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           tobacco inventory for the QUEST product, based on estimated future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

           LIFO inventories represent approximately 91.9% and 53.8% of total inventories at June 30, 2004 and December 31, 2003, respectively.


4.         PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consist of:

                                      June 30      December 31,
                                       2004            2003
                                   ------------    ------------

Land and improvements ..........   $      9,339    $     10,019
Buildings ......................         64,828          74,326
Machinery and equipment ........         99,620         105,032
Leasehold improvements .........          1,029           1,023
Construction-in-progress .......          1,583           1,554
                                   ------------    ------------
                                        176,399         191,954
Less accumulated depreciation ..        (54,014)        (48,358)
                                   ------------    ------------
                                   $    122,385    $    143,596
                                   ============    ============

           The table above includes real estate assets and accumulated depreciation owned and operated by New Valley in the amounts of $54,258 and $1,843 as of June 30, 2004 and $54,258 and $1,246 as of
           December 31, 2003. (Refer to Note 9.)

           Depreciation and amortization expense for the three and six months ended June 30, 2004 was $3,531 and $7,056. Future machinery and equipment purchase commitments at Liggett are $4,266 as of June 30, 2004.

           In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at June 30, 2004 of approximately $2,313. The option agreement permits the purchaser to acquire the property during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1,000, of which $250 is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $500 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

           The Company recorded an $18,752 non-cash asset impairment charge during the third quarter of 2003 in conjunction with the closing of Vector Tobacco's Timberlake, North Carolina facility of which $17,968 relates to machinery and equipment. (See Note 2.)

           On June 4, 2004, a wholly-owned subsidiary of Vector Tobacco entered into an asset purchase agreement to sell its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. The Timberlake sale closed on July 13, 2004. In connection with the closing, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400. (See Notes 2 and 5.)

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           During 2003, Liggett entered into sale-leaseback transactions in which equipment with a book value of $4,483 was sold and leased back from a third party as operating leases. Liggett received cash of $2,386, and no gain or loss was recognized on these transactions.


5.         NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

           Notes payable, long-term debt and other obligations consist of:

                                                                      June 30       December 31,
                                                                        2004           2003
                                                                    ------------    ------------

Vector:
6.25% Convertible Subordinated Notes due 2008 ...................   $    132,500    $    132,500

VGR Holding:
10% Senior Secured Notes due 2006, net of
   unamortized discount of $5,381 and $6,675 ....................         64,619          63,325

Liggett:
Revolving credit facility .......................................         14,020              --
Term loan under credit facility .................................          4,881           5,190
Equipment loans .................................................          8,001           9,758

Vector Tobacco:
Note payables ...................................................          5,194           5,999
Note payables - Medallion acquisition ...........................         35,000          38,125

V.T. Aviation:
Note payable ....................................................         10,015          10,496

VGR Aviation:
Note payable ....................................................          5,229           5,346

New Valley:
Note payable - operating real estate ............................         39,535          39,910

Other ...........................................................             --              90
                                                                    ------------    ------------

Total notes payable, long-term debt and other obligations .......        318,994         310,739
Less:
      Current maturities ........................................        (21,421)        (10,762)
                                                                    ------------    ------------
Amount due after one year .......................................   $    297,573    $    299,977
                                                                    ============    ============


           6.25% Convertible Subordinated Notes Due July 15, 2008 - Vector:

           In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder. The conversion price, which was $26.71 per share at June 30, 2004, is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at June 30, 2004.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


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

           The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which the Company is in compliance with at June 30, 2004. Among other things, the covenants limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at June 30, 2004) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In August 2004, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $7,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company will recognize a loss of approximately $639 in the third quarter of 2004 on the early extinguishment of debt.

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

           Revolving Credit Facility - Liggett:

           On April 14, 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaces Liggett's previous $40,000 facility with Congress, under which $14,020 was outstanding at June 30, 2004. Availability as determined under the facility was approximately $20,900 based on eligible collateral at June 30, 2004. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett's compliance with certain financial and other covenants including a restriction on Liggett's ability to pay cash dividends unless Liggett's borrowing

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $63,755 and net working capital was $52,995, as computed in accordance with the agreement.

           100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,881 outstanding under Liggett's credit facility at June 30, 2004. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,033. Interest is charged at the same rate as applicable to Liggett's credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett's credit facility.

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

           Notes Payable - Vector Tobacco:

           In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan, payable in 60 monthly installments of $85, plus annual interest at 4.85% above LIBOR with a final payment of approximately $3,160. The loan, which was collateralized by a mortgage and a letter of credit of $1,750, was guaranteed by VGR Holding and Vector. During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. This loan was payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%. These loans were repaid on July 13, 2004 with a portion of proceeds from the sale of the Timberlake property. (See Note 4.)

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


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

           Note Payable - V.T. Aviation:

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

           Note Payable - VGR Aviation:

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


6.         EMPLOYEE BENEFITS

           Net periodic benefit cost for the Company's pension and other postretirement benefit plans for the three and six months ended June 30, 2004 and 2003 consists of the following:

                                              Pension Benefits            Pension Benefits
                                           -----------------------    -----------------------
                                             Three Months Ended          Six Months Ended
                                           -----------------------    -----------------------
                                             June 30,    June 30,     June 30,      June 30,
                                              2004         2003         2004          2003
                                           ----------   ----------    ----------   ----------

Service cost - benefits earned
   during the period ...................   $    1,248    $      981    $    2,496    $    1,962
Interest cost on projected benefit
   obligation ..........................        2,240         2,390         4,480         4,780
Expected return on plan assets .........       (3,027)       (2,950)       (6,054)       (5,900)
Amortization of net loss ...............          506           414         1,012           828
                                           ----------    ----------    ----------    ----------
         Net expense ...................   $      967    $      835    $    1,934    $    1,670
                                           ==========    ==========    ==========    ==========


                                                  Other                     Other
                                           Postretirement Benefits    Postretirement Benefits
                                           -----------------------    -----------------------
                                              Three Months Ended         Six Months Ended
                                           -----------------------    -----------------------
                                            June 30,     June 30,       June 30,    June 30,
                                             2004         2003           2004         2003
                                           ----------   ----------    ----------   ----------

Service cost - benefits earned
   during the period ...................   $        8   $       20    $       16   $       40
Interest cost on projected benefit
   obligation ..........................          157          169           314          338
Expected return on plan assets .........           --           --            --           --
Amortization of net (gain) loss ........            5          (32)           10          (64)
                                           ----------   ----------    ----------   ----------
         Net expense ...................   $      170   $      157    $      340   $      314
                                           ==========   ==========    ==========   ==========



           The Company did not make contributions to its pension benefits plans for the six months ended June 30, 2004 and does not anticipate making any contributions to such plans in 2004. The Company anticipates paying approximately $550 in other postretirement benefits in 2004.

7.         CONTINGENCIES

           SMOKING-RELATED LITIGATION:

           Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the six months ended June 30, 2004, Liggett incurred legal fees and other litigation costs totaling approximately $2,553 compared to $2,232 for the six months ended June 30, 2003.

           Individual Actions. As of June 30, 2004, there were approximately 382 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 108 were pending in Maryland, 94 in Florida, 51 in New York, 34 in Mississippi and 21 in California. The balance of the individual cases were pending in 23 states. In addition to these cases, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is currently scheduled for March 2005.

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

           Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           o In February, 1999, in Henley v. Philip Morris, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court's 2003 opinion in State Farm, limiting punitive damages. The defendant has appealed to the California Supreme Court.

           o In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court's ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. The defendant has appealed.

           o In March 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc., et al. The jury awarded the plaintiff $1,720 in compensatory damages and $20,000 in punitive damages. In April 2004, the California Court of Appeals reversed the judgment and remanded the case for a new trial.

           o During 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

           o In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. The parties have appealed.

           o In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court's final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

           o In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. The defendant has appealed.

           o In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed.

           o In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. The parties have appealed.

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           o In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,500 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants will seek further appellate review.

           o In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. The defendant has appealed.

           o In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $1,100 in compensatory damages. The defendants have appealed.

           o In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. Post-trial motions are pending.

           One of the states in which cases are pending against Liggett is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on product liability." Based on this ruling, Liggett is seeking, or intends to seek, dismissal of each of the approximately 34 cases pending against it in Mississippi.

           Class Actions. As June 30, 2004, there were approximately 33 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

           The extent of the impact of the Castano decision on smoking-related class action litigation is still uncertain. The Castano decision has had a limited effect with respect to courts' decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, a court in Louisiana (Liggett is not a defendant in this proceeding) has certified an "addiction-as-injury" class action that covered only citizens in the state. In May 2004, the jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class's claim for a smoking cessation program. Post-trial motions are pending. Two other class actions, Broin and Engle, were certified in state court in Florida prior to the Fifth Circuit's decision. In April 2001, the Brown case was certified as a class action in California.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


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

           In October 2003, the Third District Court of Appeals denied class counsel's motions seeking, among other things, a rehearing by the court. Class counsel filed a motion with the Florida Supreme Court to invoke discretionary review on the basis that the Third District Court of Appeals decision construes the due process provisions of the state and federal constitutions and conflicts with other appellate and supreme court decisions. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004. If the Third District Court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company.

           In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed the $3,450 bond required by the Florida law in order to stay execution of the Engle judgment, pending appeal. Legislation limiting the amount of bonds required to file an appeal of an adverse judgment has also been enacted in Arkansas, California, Colorado, Georgia, Idaho, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


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

           In August 2000, in Blankenship v. Philip Morris, Inc., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict. In June 2004, plaintiff's motion for rehearing was denied.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)



           Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms "lights" and "ultralights" constitutes unfair and deceptive trade practices. One such suit (McLaughlin v. Philip Morris USA, Inc., et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of "light" cigarette smokers and includes Liggett as a defendant.

           In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney's fees and costs. Entry of judgment has been stayed. Philip Morris has appealed the verdict.

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

           Governmental Actions. As of June 30, 2004, there were approximately 13 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           Third-Party Payor Actions. As of June 30, 2004, there were approximately six Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against the cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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

           Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In September 2000, the court dismissed the government's claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's motion which sought partial summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. In January 2004, the court granted one of the government's pending motions and dismissed certain equitable defenses of defendants. In April 2004, the court denied Liggett's motion to be dismissed from the case. In May 2004, the court denied the defendants' motion for

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)

           summary judgment to dismiss the government's disgorgement claim and, in June 2004, certified that decision for interlocutory appeal to the United States Court of Appeals for the District of Columbia, which has agreed to hear the appeal. Oral argument is scheduled for November 19, 2004.

           In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. Trial has been scheduled for September 2004.

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

           Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.5% during 2002 and 2.7% during 2003. On April 15 of any year following a year in which Liggett's and/or Vector Tobacco's market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett's and Vector Tobacco's belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the MSA whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $8,391 for their estimated MSA obligations for the first six months of 2004 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           Trials. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court scheduled for trial in September 2004. Liggett is the sole defendant in each of these cases. Trial in the United States government action is scheduled for September 2004 in federal court in the District of Columbia. Trial dates, however, are subject to change.

           Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004. If the intermediate appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)

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

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations.

           Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In July 2004, the Senate passed a bill providing for FDA regulation of tobacco products and the elimination of the federal tobacco quota system. The Senate bill would impose assessments on manufacturers of tobacco products to compensate tobacco growers and quota holders for the elimination of their quota rights. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company and Liggett.

           In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court's ruling, has continued to provide ingredient disclosure. Liggett also provides ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation and the Senate bill providing for FDA regulation also calls for, among other things, ingredient disclosure.

           Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2003, 15 states and the District of Columbia enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and several states have pending legislation proposing further state excise tax increases. In 2004, five states increased the excise tax rate and several other states are likely to impose additional taxes on cigarettes. In the opinion of the Company, increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

           Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state's Office of Fire Prevention and Control, referred to as the "OFPC," with developing standards for "fire-safe" or self-extinguishing cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Liggett and Vector Tobacco have not historically provided products that would be compliant under these new OFPC regulations, and certain design and manufacturing changes have been necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have complied with these New York regulatory requirements. Similar legislation is being

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.

           Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its Quest brand while discussions are pending. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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


           OTHER MATTERS:

           In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley's purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)

           consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and New Valley believe that the allegations in the case are without merit. Discovery in the case is ongoing. Recently, on motion of the defendants, one of the plaintiff stockholders was dismissed from the proceeding for lack of standing.

           In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court has dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and New Valley believe that the remaining allegations are without merit and filed a motion for summary judgment on the remaining three claims.

           Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's or New Valley's consolidated financial position, results of operations or cash flows.

           As of June 30, 2004, New Valley had $600 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.


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

           Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net loss for the three and six months ended June 30, 2004 and June 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123:

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)



                                                        Three Months Ended            Six Months Ended
                                                ----------------------------    ----------------------------
                                                   June 30,      June 30,         June 30,        June 30,
                                                    2004           2003             2004            2003
                                                ------------    ------------    ------------    ------------

Net loss ....................................   $    (16,902)   $     (4,930)   $    (12,275)   $     (9,779)

Add:  stock option employee compensation
    expense included in reported net loss,
    net of related tax effects ..............             52           1,365              84           2,719
Deduct:  total stock option employee
    compensation expense determined
    under the fair value method for all
    awards, net of related tax effects ......           (408)         (2,254)           (956)         (4,487)
                                                ------------    ------------    ------------    ------------

Pro forma net loss ..........................   $    (17,258)   $     (5,819)   $    (13,147)   $    (11,547)
                                                ============    ============    ============    ============

Loss per share:
    Basic - as reported .....................   $      (0.43)   $      (0.13)   $      (0.31)   $      (0.25)
    Diluted - as reported ...................   $      (0.43)   $      (0.13)   $      (0.31)   $      (0.25)
    Basic - pro forma .......................   $      (0.44)   $      (0.15)   $      (0.34)   $      (0.30)
    Diluted - pro forma .....................   $      (0.44)   $      (0.15)   $      (0.34)   $      (0.30)

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

           During the six months ended June 30, 2004, 922,043 options, exercisable at prices ranging from $3.92 to $15.44 per share, were exercised for $1,638 in cash and the delivery to the Company of 332,022 shares of common stock with a fair market value of $5,346 or $16.10 per share at the date of exercise.

           On June 1, 2004, the Company granted 10,000 restricted shares of the Company's common stock to each of its four outside directors which will vest over a period of three years. The Company will recognize $644 of expense over the vesting period.


9.         NEW VALLEY CORPORATION

           Acquisition of Real Estate. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey. for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). (Refer to Note 5.)

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


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

           New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and in Koa Investors LLC on the equity method. Koa Investors owns the former Kona Surf Hotel in Kailua-Kona,Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a four star Sheraton resort with approximately 525 rooms.

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

           The note conversion transaction is subject to approval by the LTS shareholders and to other conditions, including the absence of any material adverse change. New Valley, several shareholders of LTS affiliated with New Valley and the other holder of the convertible notes have committed to vote their shares of common stock of LTS at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, New Valley's note, representing approximately $9,470 of principal and accrued interest, would be converted into approximately 8,610,000 shares of LTS common stock. New Valley currently intends to distribute to its stockholders shares of LTS common stock issued to New Valley pursuant to the conversion agreement.

           On July 20, 2004, LTS announced that it is currently re-examining its capital needs to support its liquidity and capital base for the near term. LTS's 2004 annual shareholder meeting, where the debt conversion agreement was to have been presented for shareholder approval, has been delayed until LTS can determine its capital needs. Upon completion of this determination, LTS will proceed with its shareholder meeting and the debt conversion agreement as management deems appropriate.

           Other. In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2004, New Valley had repurchased 1,185,615 shares for approximately $4,695. At June 30, 2004, the Company owned 58.1% of New Valley's common shares.


10.        INCOME TAXES

           The effective tax rates for the three and six months ended June 30, 2004 and June 30, 2003 do not bear a customary relationship to pre-tax income principally as a consequence of non-deductible expenses and state income taxes.

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2004, the Company's deferred income tax liabilities exceeded its deferred income tax assets by $104,088. The largest component of the Company's deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

           In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company's 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $119,000, including interest, net of tax benefits, through June 30, 2004. These amounts have been previously recognized in the Company's consolidated financial statements as tax liabilities. As of June 30, 2004, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

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


11.        SEGMENT INFORMATION

           The Company's significant business segments for the six months ended June 30, 2004 and 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)
                                  (UNAUDITED)


           Financial information for the Company's operations before taxes and minority interests for the three and six months ended June 30, 2004 and 2003 follows:

                                                          Vector               Real       Corporate
                                        Liggett           Tobacco             Estate       and Other          TOTAL
                                      ------------      ------------       ------------   ----------      ------------

Three Months Ended June 30, 2004:

Revenues ..........................   $    115,551      $      4,494       $      1,811   $         --    $    121,856
Operating income (loss) ...........         25,368(1)        (44,441)(1)            937         (6,826)        (24,962)(1)
Depreciation and amortization .....          2,013               543                325            650           3,531

Three Months Ended June 30, 2003:


Revenues ..........................   $    120,767      $      8,633       $      1,777   $         --    $    131,177
Operating income (loss) ...........         27,587           (21,167)               984         (6,581)            823
Depreciation and amortization .....          2,130             1,241                321            690           4,382

Six Months Ended June 30, 2004:

Revenues ..........................   $    237,772      $      8,846       $      3,592   $         --    $    250,210
Operating income (loss) ...........         53,151(2)        (53,147)(2)          1,858        (13,060)        (11,198)(2)
Identifiable assets ...............        281,667            32,876             80,240        156,721         551,504
Depreciation and amortization .....          4,010             1,135                646          1,265           7,056
Capital expenditures ..............          1,097                35                 --             --           1,132

Six Months Ended June 30, 2003:


Revenues ..........................   $    245,682      $     15,061       $      3,576   $         --    $    264,319
Operating income (loss) ...........         57,849           (45,506)             1,920        (13,640)            623
Identifiable assets ...............        294,588            93,455             72,261        224,435         684,739
Depreciation and amortization .....          4,169             2,398                642          1,368           8,577
Capital expenditures ..............          4,020             2,134                 --            349           6,503



--------------------

(1) Includes restructuring and impairment charges in the three months ended June 30, 2004 of $1,963 at Liggett and $396 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco in the 2004 period.

(2) Includes restructuring and impairment charges in the six months ended June 30, 2004 of $2,352 at Liggett and $660 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco in the 2004 period.

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

           During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has enhanced distribution and marketing capabilities.

           In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco's other cigarette brands has been transferred to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina. In July 2004, we completed the sale of the Timberlake facility and equipment.

           All of Liggett's unit volume in the first half of 2004 was in the discount segment, which Liggett's management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, despite their premium list price. Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE.

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

           o PYRAMID - the industry's first deep discount product with a brand identity; and

           o  USA and various control and private label brands.

           In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett's family of brands, comprising 54% of Liggett's unit volume in the first half of 2004 and 50.9% of Liggett's unit volume for the year ended December 31, 2003.

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

RECENT DEVELOPMENTS

           Reynolds America. In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses. This transaction will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds America, who will have a combined market share of approximately 76%. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.

           QUEST Introduction. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in both menthol and non-menthol styles. Each QUEST style offers three different packagings, with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine - no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize a proprietary process that enables the production of nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparably to other premium brands.

           QUEST was initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by significant point-of-purchase awareness campaigns and other store-related promotions.

           The premium segment of the industry is currently experiencing intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In January 2004, QUEST and QUEST Menthol were introduced into an expansion market in Arizona, which accounts for approximately 1% of the industry volume nationwide.

           During the second quarter 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, we determined to postpone indefinitely the national launch of QUEST. Vector Tobacco continues to explore potential opportunities to expand the market for the brand on a more limited basis. Any determination as to future expansion of the market presence of QUEST will be based on the ongoing and projected demand for the product, market conditions in the premium segment and the prevailing regulatory environment, including any restrictions on the advertising of the product.

           During the three months ended June 30, 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

           QUEST brand cigarettes are currently marketed solely to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation or as a safer form of smoking.

           In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center's Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid. We have asked the Food and Drug Administration to supply us with guidance as to the additional research and regulatory filings necessary to market QUEST as a smoking cessation product. Management believes that obtaining the Food and Drug Administration's approval to market QUEST as a smoking cessation product will be an important factor in the long-term commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.

           Timberlake Sale. On June 4, 2004, a wholly-owned subsidiary of Vector Tobacco entered into an asset purchase agreement to sell its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. The Timberlake sale closed on July 13, 2004. In connection with the closing, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400. Approximately $5,200 of the proceeds from the sale were used to retire debt secured by the Timberlake property.

           Repurchase of Notes. In connection with an amendment to the note purchase agreement for VGR Holding's 10% senior secured notes due March 31, 2006, proceeds from the Timberlake sale were used to repurchase $7,000 of the notes in August 2004, at a price of 100% of the principal amount plus accrued interest. We will recognize a loss of approximately $639 in the third quarter of 2004 on the early extinguishment of debt.

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

           We decreased the asset impairment accrual as of June 30, 2004 to reflect the actual amounts to be realized from the Timberlake sale and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144. We also adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring charges previously recognized.

           In addition to the $221 recognized in the first quarter 2004, Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of our tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, sublet its New York office space in July 2004 and relocated several employees. As a result of these actions, we recognized additional pre-tax restructuring charges of $2,791 in the first half of 2004, including $824 relating to employee severance and benefit costs and $1,967 for contract termination and other associated costs. Approximately $518 of these charges represent non-cash items. We recognized $432 of these pre-tax restructuring charges in the first quarter of 2004 and $2,359 in the second quarter of 2004.

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

           Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $119,000, including interest, net of tax benefits, through June 30, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of June 30, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

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

RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

           The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2004, there were approximately 382 individual suits, 33 purported class actions and 19 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

           There are eight individual actions where Liggett is the only defendant, with two of these cases currently scheduled for trial in September 2004. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. Liggett believes there are a number of grounds to challenge the verdict and intends to pursue all post-trial and appellate relief.

           In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004. If the intermediate appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

           Federal or state regulators may object to Vector Tobacco's low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its QUEST brand while discussions are pending. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings.

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

           In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility and produce its cigarette products at Liggett's Mebane, North Carolina facility. We have evaluated the net realizable value of the long-lived assets located at the Timberlake facility which will no longer be used in operations. Based on management's estimates of the values we initially recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003 on machinery and equipment. As of June 30, 2004, we decreased the asset impairment accrual to reflect the actual amounts to be realized from the Timberlake sale and to reduce values of other excess machinery and equipment in accordance with SFAS No. 144. The estimate of fair value of these long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Such asset impairment charges may be further adjusted in future periods based on the actual amounts realized. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

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

           Settlement Agreements. As discussed in Note 7 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $8,391 for the six months ended June 30, 2004 and $14,332 for the comparable period in 2003. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

           Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At June 30, 2004, approximately $3,226 of our inventory was associated with Vector Tobacco's QUEST product. During the three months ended June 30, 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS

           The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.1% at June 30, 2004.

           For purposes of this discussion and other consolidated financial reporting, our significant business segments for the six months ended June 30, 2004 and 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine and nicotine-free cigarettes as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

                                                   Three Months Ended              Six Months Ended
                                                     June 30,                           June 30,
                                         -------------------------------    -------------------------------
                                             2004               2003            2004               2003
                                         ------------       ------------    ------------       ------------

Revenues:
   Liggett ...........................   $    115,551       $    120,767    $    237,772       $    245,682
   Vector Tobacco ....................          4,494              8,633           8,846             15,061
                                         ------------       ------------    ------------       ------------
      Total tobacco ..................        120,045            129,400         246,618            260,743

   Real estate .......................          1,811              1,777           3,592              3,576
                                         ------------       ------------    ------------       ------------
      Total revenues .................   $    121,856       $    131,177    $    250,210       $    264,319
                                         ============       ============    ============       ============

Operating income (loss):
   Liggett ...........................   $     25,368(1)    $     27,587    $     53,151(2)    $     57,849
   Vector Tobacco ....................        (44,441)(1)        (21,167)        (53,147)(2)        (45,506)
                                         ------------       ------------    ------------       ------------
      Total tobacco ..................        (19,073)             6,420               4             12,343

   Real estate .......................            937                984           1,858              1,920
   Corporate and other ...............         (6,826)            (6,581)        (13,060)           (13,640)
                                         ------------       ------------    ------------       ------------
      Total operating income (loss) ..   $    (24,962)(1)   $        823    $    (11,198)(2)   $        623
                                         ============       ============    ============       ============

----------------

(1) Includes restructuring and impairment charges in the three months ended June 30, 2004 of $1,963 at Liggett and $396 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco in the 2004 period.

(2) Includes restructuring and impairment charges in the six months ended June 30, 2004 of $2,352 at Liggett and $660 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco in the 2004 period.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

           Revenues. Total revenues were $121,856 for the three months ended June 30, 2004 compared to $131,177 for the three months ended June 30, 2003. This $9,321 (7.1%) decrease in revenues was due to a $5,216 (4.3%) decrease in revenues at Liggett and a $4,139 (47.9%) decrease in revenues at Vector Tobacco offset by an increase of $34 in real estate revenues at New Valley.

           Tobacco Revenues. In February 2003, Liggett increased its net sales price for selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton. In September 2003, Liggett increased its net sales price for PYRAMID by $.95 per carton. In December 2003, Liggett increased its list price on a leading private label brand by $.85 per carton. In August 2004, Liggett increased its list price on LIGGETT SELECT by $1.00 per carton.

           Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE. During 2003, EVE product had been subject to promotional buy-downs at the retail level and was effectively promoted to consumers at a level that is fully reflected in the new reduced list price. During 2003, the net list price for JADE was at the deep discount level after giving effect to off-invoice promotional spending. In August 2004, the list price for JADE was increased by $1.35 per carton.

           All of Liggett's sales for the first half of 2004 were in the discount category (comprising the brand categories of branded discount, private label, control label, generic and contract manufacturing). For the three months ended June 30, 2004, net sales at Liggett totaled $115,551, compared to $120,767 for the three months ended June 30, 2003. Revenues decreased by 4.3% ($5,216) due to a 7.7% decrease in sales volume (approximately 183.8 million units) accounting for $9,288 in unfavorable volume variance and an unfavorable sales mix of $14 offset by a net favorable price variance of $4,086 primarily attributable to price increases subsequent to March 31, 2003 as discussed above. The favorable price variances are after adjustment for certain changes in promotional spending and approximately $1,400 of costs incurred in the six months ended June 30, 2004, associated with buying down all unpromoted EVE inventory at retail due to the list price reduction described above. Net revenues of the LIGGETT SELECT brand increased $660 for the second quarter of 2004 over net revenues for the second quarter of 2003, and its unit volume decreased 3.8% in the 2004 period compared to 2003.

           Revenues at Vector Tobacco for the three months ended June 30, 2004 were $4,494 compared to $8,633 for the three months ended June 30, 2003 due to decreased sales volume. Vector Tobacco's sales in both periods related primarily to sales of QUEST.

           Tobacco Gross Profit. Tobacco gross profit was $50,066 for the three months ended June 30, 2004 excluding the inventory write-down of $37,000 taken by Vector Tobacco to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, compared to $43,390 for the three months ended June 30, 2003, an increase of $6,676 or 15.4% when compared to the same period last year. The increase is due to price increases discussed above at Liggett, recognition of lower Master Settlement Agreement expense at Liggett and Vector Tobacco, and reduced costs associated with the operations of Vector Tobacco. Excluding the inventory write-down, Liggett's brands contributed 96.7% to our gross profit, and Vector Tobacco contributed 3.3% for the three months ended June 30, 2004. Over the same period in 2003, Liggett brands contributed 107.2% to our gross profit and Vector Tobacco cost 7.2%.

           Liggett's gross profit of $48,418 for the three months ended June 30, 2004 increased $1,913 from gross profit of $46,505 for the three months ended June 30, 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 67.0% for the three months ended June 30, 2004 compared to 62.7% for the same period in 2003. This increase in Liggett's gross profit in the 2004 period was attributable to the items discussed above.

           Excluding the $37,000 inventory write-down taken by Vector Tobacco in the 2004 period, Vector Tobacco had gross profit of $1,649 for the three months ended June 30, 2004 compared to negative gross profit of $3,115 in the same period in 2003. This increase in gross profit reflects cost savings realized with the closing of Vector Tobacco's Timberlake facility and the transfer of production, commencing January 1, 2004, to Liggett's facility in Mebane, as well as decreased promotional expense. The negative gross profit in 2003 reflected significant initial promotional costs associated with the QUEST launch, costs associated with excess manufacturing capacity at the Timberlake facility, and various inventory charges in 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Vector Tobacco excluding the inventory charge was 46.9% for the three months ended June 30, 2004.

           Real Estate Revenues. New Valley's real estate revenues were $1,811 for the three months ended June 30, 2004 compared to revenues of $1,777 from real estate activities for the three months ended June 30, 2003.

           Expenses. Operating, selling, general and administrative expenses were $37,631 for the three months ended June 30, 2004 compared to $44,344 for the same period last year. Expenses at Liggett were $21,086 for the three months ended June 30, 2004 compared to $18,918 for the same period in the prior year, an increase of $2,168 due primarily to increased selling, marketing and administrative expenses allocated from Liggett Vector Brands. Operating expenses at Liggett include Liggett's product liability legal expenses and other litigation costs of $990 in the three months ended June 30, 2004 compared with $1,119 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended June 30, 2004 were $8,695 compared to expenses of $18,052 for the three months ended June 30, 2003, a decrease of $9,357 due to lower direct marketing and advertising costs and decreased selling and administrative expenses allocated from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the selling, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, for the three months ended June 30, 2004, the selling, marketing and administrative expenses allocated to Liggett increased by $3,080 with a corresponding decrease in such expenses to Vector Tobacco, as compared to the allocation of these expenses between the segments during the three months ended June 30, 2003. These modifications did not effect the consolidated financial statements.

           Restructuring and impairment charges for the three months ended June 30, 2004 were $2,359 and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands' New York office space.

           New Valley's expenses for real estate operations were $874 for the three months ended June 30, 2004 compared to $795 for the same period in 2003.

           For the three months ended June 30, 2004, Liggett's operating income decreased to $25,368 compared to $27,587 for the prior year period. For the three months ended June 30, 2004, Vector Tobacco's operating loss, excluding the inventory write-down of $37,000, decreased to $7,441 compared to $21,167 for the prior year period.

           Other Income (Expenses). For the three months ended June 30, 2004, other income was $4,013 compared to expense of $7,207 for the three months ended June 30, 2003. For the three months ended June 30, 2004, interest and dividend income of $531, gains on sales of investments of $5,335 and equity income from non-consolidated New Valley real estate businesses of $4,642 were primarily offset by interest expense of $6,491. For the three months ended June 30, 2003, interest expense of $8,516 was offset primarily by interest and dividend income of $1,127 and gains on sales of investments of $332.

         Interest expense was $6,491 for the three months ended June 30, 2004 compared to $8,516 for the same period last year, primarily due to repurchases of VGR Holding's 10% secured notes during 2003.

           Income (Loss) from Operations. The loss from operations before income taxes and minority interests for the three months ended June 30, 2004 was $20,949 compared to a loss of $6,384 for the three months ended June 30, 2003. Income tax benefit was $7,181 and minority interests in earnings of subsidiaries were $3,134 for the three months ended June 30, 2004. This compared to an income tax benefit of $649 and minority interests in losses of subsidiaries of $805 for the three months ended June 30, 2003. The effective tax rates for the three months ended June 30, 2004 and June 30, 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

           Revenues. Total revenues were $250,210 for the six months ended June 30, 2004 compared to $264,319 for the six months ended June 30, 2003. This $14,109 (5.3%) decrease in revenues was due to a $7,910 (3.2%) decrease in revenues at Liggett, a decrease of $6,215 (41.3%) in revenues at Vector Tobacco and an increase of $16 in real estate revenues at New Valley.

           Tobacco Revenues. In February 2003, Liggett increased its net sales price for selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton. In September 2003, Liggett increased its net sales price for PYRAMID by $.95 per carton. In December 2003, Liggett increased the list price on a leading private label brand by $.85 per carton. In August 2004, Liggett increased its list price on LIGGETT SELECT by $1.00 per carton.

           Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE. During 2003, EVE product had been subject to promotional buy-downs at the retail level and was effectively promoted to consumers at a level that is fully reflected in the new reduced list price. During 2003, the net list price for JADE was at the deep discount level after giving effect to off-invoice promotional spending. In August 2004, the list price for JADE was increased by $1.35 per carton.

           All of Liggett's sales for the first half of 2004 were in the discount category. For the six months ended June 30, 2004, net sales at Liggett totaled $237,772, compared to $245,682 for the first half of 2003. Revenues decreased by 3.2% ($7,910) due to a 6.4% decrease in unit sales volume (approximately 311.1 million units) accounting for $15,794 in unfavorable volume variance and $590 in unfavorable sales mix, partially offset by a combination of list price increases and reduced promotional spending of $8,474. The favorable price variances for the 2004 period are after approximately $1,400 of costs associated with the buy down of unpromoted EVE inventory at retail discussed above. Net revenues of the Liggett SELECT brand increased $8,410 for the six months ended June 30, 2004 compared to the same period in 2003, and its unit volume increased 1.4% in the 2004 period compared to 2003.

           Revenues at Vector Tobacco were $8,846 for the six months ended June 30, 2004 compared to $15,061 for the six months ended June 30, 2003 due to decreased sales volume. Vector Tobacco's revenues in 2003 and 2004 relate primarily to sales of QUEST.

           Tobacco Gross Profit. Tobacco gross profit, excluding the inventory write-down of $37,000, was $102,388 for the six months ended June 30, 2004 compared to $90,942 for the six months ended June 30, 2003, an increase of $11,446 or 12.6% when compared to the same period last year, due primarily to the price increases discussed above at Liggett and lower Master Settlement Agreement expense at Liggett and Vector Tobacco. In the six months ended June 30, 2003, volume and price increases at Liggett were offset by costs associated with the launch of QUEST at Vector Tobacco. Liggett's brands contributed 96.4% to our gross profit and Vector Tobacco contributed 3.6% for the six months ended June 30, 2004. Over the same period in 2003, Liggett's brands contributed 105.4% to tobacco gross profit and Vector Tobacco cost 5.4%.

           Liggett's gross profit of $98,725 for the six months ended June 30, 2004 increased $2,875 from gross profit of $95,850 for the six months ended June 30, 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 66.4% for the six months ended June 30, 2004 compared to 63.4% for the same period in 2003. This increase in Liggett's gross profit in the 2004 period was attributable to the items discussed above.

           Vector Tobacco's gross profit, excluding the inventory write-down, was $3,663 for the six months ended June 30, 2004 compared to negative gross profit of $4,908 for the same period in 2003. The increase was due to the cost savings realized with the closing of Vector Tobacco's Timberlake facility and the transfer or production, commencing January 1, 2004, to Liggett's facility in Mebane, as well as decreased promotional expense.

           Real Estate Revenues. New Valley's real estate revenues were $3,592 for the six months ended June 30, 2004. This compares to revenues of $3,576 from real estate activities for the six months ended June 30, 2003.

         Expenses. Operating, selling, general and administrative expenses were $77,468 for the six months ended June 30, 2004 compared to $93,895 for the same period last year. The decrease of $16,427 was due primarily to lower expense at Vector Tobacco of approximately $21,447, partially offset by higher expense at Liggett of $5,221. Expenses at Liggett were $43,222, for the six months ended June 30, 2004 compared to $38,001 for the same period last year, an increase of $5,221 due primarily to increased selling, marketing and administrative expenses allocated from Liggett Vector Brands. Operating expenses at Liggett include Liggett's product liability legal expenses and other litigation costs of $2,553 for the six months ended June 30, 2004 compared to $2,232 for the same period in the prior year. Expenses at Vector Tobacco for the six months ended June 30, 2004 were $19,151, excluding the $37,000 inventory charge and restructuring and impairment charges of $660, compared to expenses of $40,598 for the six months ended June 30, 2003 due to lower direct marketing and advertising costs and decreased selling and administrative expenses allocated from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the selling, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, for the six months ended June 30, 2004, the selling, marketing and administrative expenses allocated to Liggett increased by $6,429 with a corresponding decrease in such expenses to Vector Tobacco, as compared to the allocation of these expenses between the segments during the six months ended June 30, 2003. These modifications did not effect the consolidated financial statements.

           Restructuring and impairment charges for the six months ended June 30, 2004 were $3,012 and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands' New York office space.

           For the six months ended June 30, 2004, Liggett's operating income decreased to $53,151 compared to $57,849 for the prior year period. For the six months ended June 30, 2004,

Vector Tobacco's operating loss was $53,147 compared to a loss of $45,506 in the prior year period. Excluding the non-cash inventory charge of $37,000, Vector Tobacco's operating loss decreased to $16,147 for the six months ended June 30, 2004, primarily as a result of the cost savings from the closing of the Timberlake facility and decreased promotional expense.

           Other Income (Expenses). For the six months ended June 30, 2004, other expense was $822 compared to other expense of $13,697 for the six months ended June 30, 2003. For the six months ended June 30, 2004, interest expense of $12,913 was partially offset by interest and dividend income of $1,226, a gain on investments of $5,586 and equity from income from non-consolidated New Valley real estate businesses of $5,288. For the six months ended June 30, 2003, interest expense of $15,665 and an equity loss from non-consolidated real estate businesses of $891 were offset primarily by interest and dividend income of $2,572 and a gain on investments of $270.

           Interest expense decreased to $12,913 for the six months ended June 30, 2004 compared to $15,665 for the same period in 2003, primarily due to repurchases of VGR Holding's 10% senior secured notes during 2003.

           Income (Loss) from Operations. The loss from operations before income taxes and minority interests for the six months ended June 30, 2004 was $12,020 compared to a loss of $13,074 for the six months ended June 30, 2003. Income tax benefit was $2,493 and minority interests in earnings of subsidiaries was $2,748 for the six months ended June 30, 2004. This compared to tax benefit of $1,242 and minority interests in losses of subsidiaries of $2,053 for the six months ended June 30, 2003. The effective tax rates for the six months ended June 30, 2004 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

           Net cash and cash equivalents increased $5,589 for the six months ended June 30, 2004 and decreased $22,554 for the six months ended June 30, 2003.

           Net cash used in operations for the six months ended June 30, 2004 was $19,212 compared to net cash used in operations of $23,181 for the comparable period of 2003. Cash used in operations for the 2004 period resulted primarily from the payment of the Master Settlement Agreement expense for 2003 in March and April of 2004, the non-cash unrealized gain on investment securities and the non-cash gain in equity income from non-consolidated real estate businesses offset primarily by the non-cash charge on the inventory write-down at Vector Tobacco and depreciation and amortization expense. Cash used in operations in 2003 resulted primarily from an increase in accounts receivable and inventories, an increase in other assets and a decrease in current liabilities offset by the non-cash impact of depreciation and amortization, deferred finance charges and minority interest as well as a change in current taxes payable.

           Cash provided by investing activities was $47,615 in 2004 compared to cash provided of $14,783 in 2003. In the six months ended June 30, 2004, cash was provided primarily through the sale or maturity of investment securities for $63,108 offset primarily by the purchase of investment securities for $12,253, investment in non-consolidated real estate businesses at New Valley of $2,500 and capital expenditures of $1,132. In the six months ended June 30, 2003, cash was provided through the sale or maturity of investment securities for $79,391 offset primarily by the purchase of investment securities for $37,061 and the investment in non-consolidated real estate businesses at New Valley for $9,500, an increase in restricted assets of $11,010 and capital expenditures of $6,503.

           Cash used in financing activities was $22,814 in 2004 compared to cash used of $14,156 in 2003. In the six months ended June 30, 2004, cash was used for dividends of $31,475 and repayments on debt of $7,063. These were offset by net borrowings under the revolver of $14,020 and proceeds from the exercise of options of $1,724. In the six months ended June 30, 2003, cash was used primarily for dividends of $29,565 and repayments of debt of $17,836 offset by net borrowings of $32,622 under the revolver and proceeds from the exercise of warrants and options of $623.

         Liggett. On April 14, 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaces Liggett's previous $40,000 facility with Congress, under which $14,020 was outstanding at June 30, 2004. Availability as determined under the facility was approximately $20,900 based on eligible collateral at June 30, 2004. The facility is collateralized by all inventories and receivables of Liggett. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett's compliance with certain financial and other covenants including a restriction on Liggett's ability to pay cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000. In addition, the facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $63,755 and net working capital was $52,995, as computed in accordance with the agreement.

           100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,881 outstanding as of June 30, 2004 under Liggett's credit facility. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,033. Interest is charged at the same rate as applicable to Liggett's credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett's credit facility.

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

           In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at June 30, 2004 of approximately $2,313. The option agreement permits the purchaser to acquire the property during a period of up to two years, at a purchase price of $14,000 if the closing occurs by August 23, 2004 and $15,000 if the closing occurs thereafter during the term of the option. Liggett has received option fees of $1,000, of which $250 is refundable if the purchaser terminates the agreement prior to August 23, 2004. Liggett will be entitled to receive additional option fees of up to $500 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

           Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004. If the intermediate appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court's ruling discussed above. In April 2004, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett in an individual action. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.

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

           Vector Tobacco. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. The loan was payable in 60 monthly installments of $85, plus interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which was collateralized by a mortgage and a letter of credit of $1,750, is guaranteed by us and by VGR Holding. During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. This loan was payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%. These loans were repaid on July 13, 2004 with a portion of the proceeds from the sale of the Timberlake property.

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

           The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which the Company is in compliance with at June 30, 2004. Among other things, the covenants limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($70,000 at June 30, 2004) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In August 2004, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $7,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company will recognize a loss of approximately $639 in the third quarter of 2004 on the early extinguishment of debt.

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

           Vector. We believe that we will continue to meet our liquidity requirements through 2004, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at June 30, 2004, VGR Holding was generally not permitted to pay distributions to us except for approximately $15,000 of dividends and except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $14,600, dividends on our outstanding shares (currently at an annual rate of approximately $64,200) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

           In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $26.71 at June 30, 2004, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at June 30, 2004.

           Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2004, our deferred income tax liabilities exceeded our deferred income tax assets by $104,088. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

           In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $119,000, including interest, net of tax benefits, through June 30, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of June 30, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

           We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2004, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

           In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve's guarantee was negligible at June 30, 2004.

           At June 30, 2004, we had outstanding approximately $5,283 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

MARKET RISK

           We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

           As of June 30, 2004, approximately $68,849 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2004, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $842.

           We held investment securities available for sale totaling $19,031 at June 30, 2004. Adverse market conditions could have a significant effect on the value of these investments.

           New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

NEW ACCOUNTING PRONOUNCEMENTS

           In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

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

                                    PART II

                               OTHER INFORMATION


Item 1.       Legal Proceedings

              Reference is made to Note 7, incorporated herein by reference, to our consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99 will be furnished to holders of our securities and the securities of our subsidiaries without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

              Securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2004, except for the grant of a total of 40,000 restricted shares of our common stock to our four non-employee directors on June 1, 2004. The grant of restricted shares was effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

              Our purchases of our equity securities during the three months ended June 30, 2004 were as follows:

                                                                           Total Number     Maximum Number
                                                                            of Shares       of Shares that
                                        Total                              Purchased as       May Yet Be
                                     Number of            Average        Part of Publicly   Purchased Under
                                       Shares            Price Paid      Announced Plans       the Plans
           Period                    Purchased            per Share        or Programs        or Programs
           ------                   ------------         ------------    ----------------   ---------------
April 1 to April 30, 2004 ....                --         $         --                --                --

May 1 to May 31, 2004 ........                --                   --                --                --

June 1 to June 30, 2004 ......           332,022(1)             16.10                --                --
                                    ------------         ------------      ------------      ------------

Total ........................           332,022         $      16.10                --                --
                                    ============         ============      ============      ============


----------------------------

(1) Delivery of shares to us in payment of exercise price in connection with exercises of a total of 758,079 employee stock options on June 21, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our 2004 annual meeting of stockholders on May 24, 2004. There were 39,112,553 shares of our common stock entitled to be voted on the April 19, 2004 record date for the meeting. The matters submitted to our stockholders for a vote at the annual meeting were to elect the following seven director nominees to serve for the ensuing year and until their successors are elected and to approve the Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan. The votes cast and withheld for such matters were as follows:

                               ELECTION OF DIRECTORS:



       NOMINEE                             FOR                        WITHHELD
       -------                             ---                        --------

Bennett S. LeBow                        34,574,455                   1,331,865
Howard M. Lorber                        34,605,425                   1,300,895
Ronald J. Bernstein                     34,939,654                     966,666
Henry C. Beinstein                      34,530,646                     375,674
Robert J. Eide                          35,041,318                     865,002
Jeffrey S. Podell                       35,564,044                     342,276
Jean E. Sharpe                          34,495,248                   1,411,072

                          APPROVAL OF AMENDED INCENTIVE PLAN:


                                                                           BROKER
         FOR                  AGAINST               ABSTAIN              NON-VOTES
         ---                  -------               -------              ---------

      18,187,654             2,776,998               78,705              14,862,963

         Based on these voting results, each of the directors nominated was elected and the amended plan was approved.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

               4.1 Sixth Amendment to the Note Purchase Agreement, dated as of July 29, 2004, between VGR Holding Inc. and TCW High Income Partners, Ltd., TCW High Income Partners II, Ltd., Pioneer High Yield Cayman Unit Trust, TCW Shared Opportunity Fund III, L.P., TCW Leveraged Income Trust IV, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW LINC III CBO Ltd., AIMCO CDO, Series 2000-A and TCW Shared Opportunity Fund II, L.P., relating to the 10% Senior Secured Notes due March 31, 2006.

               *10.1 Asset Purchase Agreement, dated June 4, 2004, by and between VT Roxboro LLC and Flue-Cured Tobacco Cooperative Stabilization Corporation (incorporated by reference to Exhibit 10.1 in Vector's Form 8-K dated June 4, 2004).

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

               99      Material Legal Proceedings.


-----------------

* Incorporated by reference

(b)      Reports on Form 8-K

         We filed the following Reports on Form 8-K during the second quarter of 2004:

                                                      FINANCIAL
     DATE                      ITEMS                 STATEMENTS
     ----                      -----                 ----------

April 14, 2004                  5, 7                    None

May 11,2004                    7, 12                    None

June 4, 2004                    5, 7                    None

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

Date:  August 9, 2004