Form 10-Q
period 2004-09-30
VECTOR GROUP LTD
filed 2004-11-09
CIK 59440

================================================================================


                       Securities And Exchange Commission
                             Washington, D.C. 20549


                              ---------------------

                                   FORM 10-Q

                              ---------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

       At November 8, 2004, Vector Group Ltd. had 41,746,026 shares of common stock outstanding.


================================================================================

                                VECTOR GROUP LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                 ----

PART I.      FINANCIAL INFORMATION

Item 1.      VECTOR GROUP LTD. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

             Vector Group Ltd. Consolidated Balance Sheets as of September 30, 2004 and
                December 31, 2003.........................................................................         2

             Vector Group Ltd. Consolidated Statements of Operations for the three and nine
                months ended September 30, 2004 and September 30, 2003....................................         3

             Vector Group Ltd. Consolidated Statement of Stockholders' Equity (Deficit) for the
                nine months ended September 30, 2004......................................................         4

             Vector Group Ltd. Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2004 and September 30, 2003...........................................         5

             Notes to Consolidated Financial Statements...................................................         6

Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.....................................................................        38

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        61

Item 4.      CONTROLS AND PROCEDURES......................................................................        61


PART II.     OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS............................................................................        63

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................        63

Item 6.      EXHIBITS.....................................................................................        63

SIGNATURE.................................................................................................        64


                       VECTOR GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                    September 30,       December 31,
                                                                                        2004                2003
                                                                                    -------------       ------------
ASSETS:

Current assets:
  Cash and cash equivalents ................................................          $  97,500           $  74,808
  Investment securities available for sale .................................             17,187              67,521
  Accounts receivable - trade ..............................................              4,794              10,425
  Other receivables ........................................................              1,646               2,605
  Inventories ..............................................................             82,062             127,351
  Restricted assets ........................................................                577                 771
  Deferred income taxes ....................................................             20,885              19,328
  Other current assets .....................................................             12,838              12,568
                                                                                      ---------           ---------
    Total current assets ...................................................            237,489             315,377

Property, plant and equipment, net .........................................            120,889             143,596
Assets held for sale .......................................................                 --               9,438
Long-term investments, net .................................................              2,334               2,431
Investments in non-consolidated real estate businesses .....................             27,602              18,718
Restricted assets ..........................................................              3,739               5,571
Deferred income taxes ......................................................             16,045              13,200
Intangible asset ...........................................................            107,511             107,511
Other assets ...............................................................             12,438              12,370
                                                                                      ---------           ---------
    Total assets ...........................................................          $ 528,047           $ 628,212
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Current portion of notes payable and long-term debt ......................          $  21,699           $  10,762
  Accounts payable .........................................................              8,810               8,635
  Accrued promotional expenses .............................................             14,743              22,203
  Accrued taxes payable, net ...............................................             38,771              48,577
  Settlement accruals ......................................................             17,559              52,650
  Deferred income taxes ....................................................              4,000               4,000
  Accrued interest .........................................................              3,038               7,004
  Other accrued liabilities ................................................             19,096              19,255
                                                                                      ---------           ---------
    Total current liabilities ..............................................            127,716             173,086

Notes payable, long-term debt and other obligations, less current portion ..            286,272             299,977
Noncurrent employee benefits ...............................................             15,952              13,438
Deferred income taxes ......................................................            141,012             139,927
Other liabilities ..........................................................              5,183               4,781
Minority interests .........................................................             45,633              43,478

Commitments and contingencies ..............................................                 --                  --

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, authorized 10,000,000 shares .                 --                  --
  Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 45,128,184 and 42,103,276 shares and outstanding
    41,734,407 and 39,021,189 shares .......................................              4,173               3,902
  Additional paid-in capital ...............................................            243,543             251,239
  Accumulated deficit ......................................................           (314,475)           (280,598)
  Accumulated other comprehensive loss .....................................            (10,791)             (9,335)
  Less:  3,393,777 and 3,082,087 shares of common stock in treasury, at cost            (16,171)            (11,683)
                                                                                      ---------           ---------
      Total stockholders' equity (deficit) .................................            (93,721)            (46,475)
                                                                                      ---------           ---------

      Total liabilities and stockholders' equity (deficit) .................          $ 528,047           $ 628,212
                                                                                      =========           =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                        Three Months Ended                  Nine Months Ended
                                                                 --------------------------------    ------------------------------
                                                                  September 30,     September 30,    September 30,    September 30,
                                                                      2004              2003              2004              2003
                                                                  -------------     -------------    -------------    -------------
Revenues:
    Tobacco*..................................................   $  124,251        $  141,053        $  370,869        $  401,796
    Real estate leasing.......................................        1,809             1,797             5,401             5,373
                                                                 ----------        ----------        ----------        ----------
      Total revenues..........................................      126,060           142,850           376,270           407,169

Expenses:
    Cost of goods sold, excluding inventory impairment*.......       71,117            92,711           215,347           262,512
    Inventory impairment......................................           --                --            37,000                --
    Operating, selling, administrative and general expenses...       32,718            38,367           109,884           132,262
    Restructuring and impairment charges......................        4,532            20,079             7,544            20,079
                                                                 ----------        ----------        ----------        ----------
      Operating income (loss).................................       17,693            (8,307)            6,495            (7,684)

Other income (expenses):
    Interest and dividend income..............................          322               844             1,548             3,416
    Interest expense..........................................       (6,832)           (7,422)          (19,745)          (23,087)
    Gain on sale of investments, net..........................          302               806             5,888             1,076
    Equity income from non-consolidated New Valley
      real estate businesses..................................        4,539             1,527             9,827               636
    Other, net................................................           (1)                4               (10)               21
                                                                 ----------        ----------        ----------        ----------

Income (loss) from operations before provision (benefit)
      for income taxes and minority interests.................       16,023           (12,548)            4,003           (25,622)
    Provision (benefit) for income taxes......................        6,995            (3,240)            4,502            (4,482)
    Minority interests........................................         (962)              (72)           (3,710)            1,981
                                                                 ----------        ----------        ----------        ----------

Net income (loss).............................................   $    8,066        $   (9,380)       $   (4,209)       $ (19,159)
                                                                 ==========        ==========        ==========        ==========


Per basic common share:

    Net income (loss) applicable to common shares                $     0.19        $   (0.23)        $    (0.10)        $   (0.47)
                                                                 ==========        ==========        ==========        ==========

Basic weighted average common shares outstanding                 41,669,127        40,787,431        41,287,777        40,633,009
                                                                 ==========        ==========        ==========        ==========


Per diluted common share:

    Net income (loss) applicable to common shares                $     0.19        $    (0.23)       $    (0.10)       $    (0.47)
                                                                 ==========        ==========        ==========        ==========

Diluted weighted average common shares outstanding               43,307,392        40,787,431        41,287,777        40,633,009
                                                                 ==========        ==========        ==========        ==========



- --------------

*Revenues and Cost of goods sold include excise taxes of $42,626, $51,132, $132,729 and $149,468, respectively.




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       VECTOR GROUP LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED



                                                                                                           Accumulated
                                                  Common Stock        Additional                               Other
                                             ----------------------    Paid-In    Accumulated   Treasury   Comprehensive
                                               Shares        Amount    Capital      Deficit       Stock        Loss          Total
                                             ----------  ----------  ----------  ------------  ----------- ------------- -----------

Balance, December 31, 2003 ................. 39,021,189  $    3,902  $  251,239   $ (280,598)  $  (11,683)  $   (9,335)  $  (46,475)

Net loss ...................................         --          --          --       (4,209)          --           --       (4,209)
  Unrealized loss on investment securities .         --          --          --           --           --       (1,456)      (1,456)
                                                                                                                         ----------
         Total other comprehensive loss ....         --          --          --           --           --           --       (1,456)
                                                                                                                         ----------
Total comprehensive loss ...................         --          --          --           --           --           --       (5,665)

Distributions on common stock ($1.14
  per share) ...............................         --          --     (47,397)          --           --           --      (47,397)
Exercise of options ........................    686,028          69       7,136           --       (4,488)          --        2,717
Stock dividend .............................  1,987,190         198      29,470      (29,668)          --           --           --
Restricted stock grants ....................     40,000           4          (4)          --           --           --           --
Tax benefit of options exercised ...........         --          --       2,891           --           --           --        2,891
Amortization of deferred compensation, net .         --          --         208           --           --           --          208
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------

Balance, September 30, 2004 ................ 41,734,407  $    4,173  $  243,543   $ (314,475)  $  (16,171)  $  (10,791)  $  (93,721)
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

                       VECTOR GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                    Nine Months Ended
                                                                            ----------------------------------
                                                                             September 30,     September 30,
                                                                                  2004             2003
                                                                            ----------------- ----------------

Net cash used in operating activities..................................         $ (3,675)       $   (9,660)
                                                                                --------        ----------
Cash flows from investing activities:
  Proceeds from sale of assets, net....................................           25,821             3,852
  Sale or maturity of investment securities............................           65,454           109,341
  Purchase of investment securities....................................          (10,747)          (49,127)
  Sale of long-term investments........................................              243               679
  Investments in non-consolidated real estate businesses...............           (2,500)           (9,500)
  Distribution from non-consolidated real estate businesses............               --               670
  Decrease (increase) in restricted assets.............................            1,832           (13,691)
  New Valley repurchase of common shares...............................             (202)           (1,346)
  Capital expenditures.................................................           (3,005)           (7,691)
                                                                                --------        ----------
Net cash provided by investing activities..............................           76,896            33,187
                                                                                --------        ----------

Cash flows from financing activities:
  Repayments of debt...................................................          (20,782)          (26,764)
  Borrowings under revolver............................................          411,150           487,105
  Repayments on revolver...............................................         (395,660)         (470,878)
  Increase in cash overdraft...........................................               --               183
  Distributions on common stock........................................          (47,397)          (44,371)
  Proceeds from exercise of options and warrants.......................            2,868             1,106
  Issuance of note receivable..........................................             (500)               --
  Deferred financing costs.............................................             (208)               --
                                                                                --------        ----------
Net cash used in financing activities..................................          (50,529)          (53,619)
                                                                                --------        ----------

Net increase in cash and cash equivalents..............................           22,692           (30,092)
Cash and cash equivalents, beginning of period.........................           74,808           100,027
                                                                                 -------        ----------

Cash and cash equivalents, end of period...............................          $97,500        $   69,935
                                                                                 =======        ==========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BASIS OF PRESENTATION:

           The consolidated financial statements of Vector Group Ltd. (the "Company" or "Vector") include the accounts of VGR Holding Inc. ("VGR Holding"), Liggett Group Inc. ("Liggett"), Vector Tobacco Inc. ("Vector Tobacco"), Liggett Vector Brands Inc. ("Liggett Vector Brands"), New Valley Corporation ("New Valley") and other less significant subsidiaries. The Company owned 58.2% of the common shares of New Valley at September 30, 2004. All significant intercompany balances and transactions have been eliminated.

           Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.

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

      (d)  EARNINGS PER SHARE:

           Information concerning the Company's common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2003 and September 29, 2004. In connection with the 5% dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2003.

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

           The Company had net income for the three months ended September 30, 2004 and a net loss for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003. The effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is antidilutive. Potentially dilutive shares that were not included in the diluted loss per share calculations were 1,841,180 for the nine months ended September 30, 2004 and 1,926,493 and 1,608,809 for the three and nine months ended September 30, 2003, which shares were issuable upon the exercise of stock options, vested restricted stock grants and warrants, assuming the treasury stock method.

      (e)  COMPREHENSIVE LOSS:

           Other comprehensive loss is a component of stockholders' equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale and minimum pension liability adjustments. Total comprehensive loss was $5,665 for the nine months ended September 30, 2004 and $16,758 for the nine months ended September 30, 2003.

      (f)  NEW ACCOUNTING PRONOUNCEMENTS:

           In March 2004, the Financial Accounting Standards Board (the "FASB") reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of the impairment guidance contained in EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

2.    RESTRUCTURING

      LIGGETT VECTOR BRANDS RESTRUCTURINGS. Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of the Company's tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, sublet its New York office space and relocated several employees. As a result of these actions, the Company recognized pre-tax restructuring charges of $2,791 in the first half of 2004, including $824 relating to employee severance and benefit costs and $1,967 for contract termination and other associated costs. Approximately $518 of these charges represent non-cash items.

      On October 6, 2004, the Company announced an additional plan to further restructure the operations of Liggett Vector Brands, its sales, marketing and distribution agent for its Liggett and Vector Tobacco subsidiaries. Liggett Vector Brands is realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, the Company is eliminating approximately 330 full-time positions and 135 part-time positions, effective December 15, 2004.

      As a result of the actions announced in October 2004, the Company currently expects to realize annual cost savings of approximately $30,000 beginning in 2005. The Company will recognize pre-tax restructuring charges currently estimated to total $12,058, of which $4,428 has been recognized in the third quarter of 2004 and approximately $7,630 will be taken in the fourth quarter of 2004. Approximately $5,883 of the charges relate to employee severance and benefit costs and approximately $6,175 to contract termination and other associated costs. Approximately $2,455 of these charges represent non-cash items. Additionally, in the fourth quarter of 2004, the Company will incur other charges for various compensation and related payments to employees which are related to the restructuring. These charges will approximate $1,784 and will be included in selling, general and administrative expenses.

      The components of the combined pre-tax restructuring charges relating to the Liggett Vector Brands restructurings for the nine months ended September 30, 2004 are as follows:



                                Employee     Non-Cash       Contract
                                Severance      Asset       Termination/
                               and Benefits Impairment      Exit Costs      Total
                               ------------  ----------    -----------     -------
Balance, December 31, 2003       $    --       $    --       $    --       $    --

Original charges ..........          824           518         1,449         2,791
Utilized/reclassifications,
  net......................         (752)         (483)       (1,060)       (2,295)
                                 -------       -------       -------       -------
Balance, June 30, 2004 ....           72            35           389           496

Change in estimate ........          (26)          (15)           41            --
Restructuring charges .....        4,428            --           (71)        4,357
Utilized/reclassifications,
  net......................          (46)          (20)         (122)         (188)
                                 -------       -------       -------       -------
Balance, September 30, 2004      $ 4,428       $    --       $   237       $ 4,665
                                 =======       =======       =======       =======


                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      The Company has recorded the sublease of the New York office space in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," reducing future minimum lease payments by estimated sublease rentals. The charge of $967 recorded during the second quarter was reduced by $71 during the third quarter 2004 due to a modification of the sub-lease terms. The future minimum lease payments liability was $804 at September 30, 2004; $734 of which is recorded in other long-term liabilities and the balance is recorded in other accrued liabilities. These amounts are not recorded in the $4,665 balance at September 30, 2004. The $4,665 balance has also been recorded in other accrued liabilities.

      TIMBERLAKE RESTRUCTURING. In October 2003, the Company announced that it would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco's other cigarette brands, has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

      The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes, and all production was transitioned from Timberlake to Mebane by December 31, 2003. As part of the transition, Vector eliminated approximately 150 positions.

      As a result of these actions, the Company recognized pre-tax restructuring and impairment charges of $21,521, of which $21,300 was taken in 2003 and the remaining $221 was recognized in the first quarter of 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell during 2003 and was carried on the accompanying December 31, 2003 consolidated balance sheets as assets held for sale. The asset impairment charges were based on management's estimates of the values the Company would be able to realize on sales of the excess machinery and equipment, and were adjusted in future periods based on the actual amounts realized.

      In June 2004, a wholly-owned subsidiary of Vector Tobacco entered into an agreement to sell the Timberlake facility, along with all equipment, which sale closed in July 2004. (Refer to Note 4.) The Company decreased the asset impairment accrual as of June 30, 2004 to reflect the actual amounts to be realized from the Timberlake sale and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company further adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring accruals previously recognized. During the third quarter of 2004, the Company recognized a restructuring charge of $175 in connection with additional employee severance and benefit costs relating to the Timberlake sale.

      The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility for the year ended 2003 and the nine months ended September 30, 2004 are as follows:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



                                            Employee         Non-Cash          Contract
                                            Severance          Asset          Termination/
                                           and Benefits      Impairment        Exit Costs        Total
                                           ------------      ----------       -----------       --------
Balance, December 31, 2002 ..........        $     --         $     --         $     --         $     --

Original charges ....................           2,045           18,752              503           21,300
Utilized in 2003 ....................            (182)         (18,752)             (54)         (18,988)
                                             --------         --------         --------         --------
Balance, December 31, 2003 ..........           1,863               --              449            2,312

Restructuring and impairment charges              175               --              221              396
Adjustments/reclassifications in 2004             507             (871)             364               --
Utilized/recoveries in 2004, net ....          (1,888)             871             (900)          (1,917)
                                             --------         --------         --------         --------
Balance, September 30, 2004 .........        $    657         $     --         $    134         $    791
                                             ========         ========         ========         ========



      Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 are currently expected to be at least $23,000 beginning in 2004. Management continues to review opportunities for additional cost savings in the Company's tobacco business.


3.    INVENTORIES

      Inventories consist of:


                                                     September 30,      December 31,
                                                         2004               2003
                                                     -------------      ------------
Leaf tobacco.................................            $37,787           $ 80,239
Other raw materials..........................              3,170              3,060
Work-in-process..............................              1,275              1,609
Finished goods...............................             43,276             42,825
Replacement parts and supplies...............                 --                636
                                                         -------           --------
Inventories at current cost..................             85,508            128,369
LIFO adjustments.............................             (3,446)            (1,018)
                                                         -------           --------
                                                         $82,062           $127,351
                                                         =======           ========


      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At September 30, 2004, Liggett had leaf tobacco purchase commitments of approximately $523 and Vector Tobacco had leaf tobacco purchase commitments of approximately $1,595.

      Included in the above table is approximately $2,752 at September 30, 2004 and $44,220 at December 31, 2003 of inventory associated with Vector Tobacco's QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST

                               VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

      and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimated future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

      LIFO inventories represent approximately 93.4% and 53.8% of total inventories at September 30, 2004 and December 31, 2003, respectively.


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                September 30,       December 31,
                                                    2004               2003
                                                -------------       ------------

          Land and improvements .......          $   9,263           $  10,019
          Buildings ...................             63,359              74,326
          Machinery and equipment .....            100,037             105,032
          Leasehold improvements ......              2,828               1,023
          Construction-in-progress ....              2,500               1,554
                                                 ---------           ---------
                                                   177,987             191,954
          Less accumulated depreciation            (57,098)            (48,358)
                                                 ---------           ---------
                                                 $ 120,889           $ 143,596
                                                 =========           =========

      The table above includes real estate assets and accumulated depreciation owned and operated by New Valley in the amounts of $54,258 and $2,142 as of September 30, 2004 and $54,258 and $1,246 as of December 31, 2003. (Refer to Note 9.)

      Depreciation and amortization expense for the three and nine months ended September 30, 2004 was $3,200 and $10,256, respectively, and for the three and nine months ended September 2003 was $4,174 and $12,630, respectively. Future machinery and equipment purchase commitments at Liggett were $4,202 as of September 30, 2004.

      In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at September 30, 2004 of approximately $2,285. The option agreement permits the purchaser to acquire the property during a period of up to two years, at a purchase price of $15,000. Liggett has received option fees of $1,250, of which $250 is refundable if the purchaser terminates the agreement prior to February 14, 2005. Liggett will be entitled to receive additional option fees of up to $250 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. In connection with the sale, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400. Vector Tobacco recognized $200 as income in the third quarter of 2004. (See Notes 2 and 5.)

      During 2003, Liggett entered into sale-leaseback transactions in which equipment with a book value of $4,483 was sold and leased back from a third party as operating leases. Liggett received cash of $2,386, and no gain or loss was recognized on these transactions.


5.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

      Notes payable, long-term debt and other obligations consist of:


                                                                             September 30,        December 31,
                                                                                 2004                2003
                                                                             -------------        ------------

           Vector:
           6.25% Convertible Subordinated Notes due 2008 ............          $ 132,500           $ 132,500

           VGR Holding:
           10% Senior Secured Notes due 2006, net of
              unamortized discount of $4,151 and $6,675 .............             58,849              63,325

           Liggett:
           Revolving credit facility ................................             15,490                  --
           Term loan under credit facility ..........................              4,649               5,190
           Equipment loans ..........................................              7,173               9,758

           Vector Tobacco:
           Notes payable ............................................                 --               5,999
           Notes payable - Medallion acquisition ....................             35,000              38,125

           V.T. Aviation:
           Note payable .............................................              9,720              10,496

           VGR Aviation:
           Note payable .............................................              5,157               5,346

           New Valley:
           Note payable - operating real estate .....................             39,374              39,910

           Other ....................................................                 59                  90
                                                                               ---------           ---------

           Total notes payable, long-term debt and other obligations             307,971             310,739
           Less:
                 Current maturities .................................            (21,699)            (10,762)
                                                                               ---------           ---------
           Amount due after one year ................................          $ 286,272           $ 299,977
                                                                               =========           =========



      6.25% CONVERTIBLE SUBORDINATED NOTES DUE JULY 15, 2008 - VECTOR:

      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector's common stock, at the option of the holder. The conversion price, which was $25.06 per share at September 30, 2004, is subject to adjustment for various events, and any cash distribution on Vector's common stock will result in a

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector's common stock, and $132,500 of the notes were outstanding at September 30, 2004. In October 2004, an additional $8 of the notes were converted into Vector's common stock.

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

      The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc. ("NV Holdings"), as well as a pledge of the shares of Liggett held by Brooke Group Holding and all of the New Valley securities held by VGR Holding and NV Holdings. The purchase agreement for the notes contains covenants, which the Company is in compliance with at September 30, 2004. Among other things, the covenants limit the ability of VGR Holding to make distributions to the Company to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($63,000 at September 30, 2004) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months. The covenants also restrict transactions with affiliates subject to exceptions which include payments to Vector not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In August 2004, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $7,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company recognized as additional interest expense a loss of $639 in the third quarter of 2004 on the early extinguishment of debt.

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

      REVOLVING CREDIT FACILITY - LIGGETT:

      On April 14, 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaced Liggett's previous $40,000 facility with Congress, under which $15,490 was outstanding at September 30, 2004. Availability as determined under the facility was approximately $15,670 based on eligible collateral at September 30, 2004. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett's compliance with certain financial and other covenants including a restriction on Liggett's ability to pay cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett's compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $52,055 and net working capital was $41,669, as computed in accordance with the agreement.

      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,649 outstanding under Liggett's credit facility at September 30, 2004. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,023. Interest is charged at the same rate as applicable to Liggett's credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett's credit facility.

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

      NOTE PAYABLE - V.T. AVIATION:

      In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,603, based on current interest rates.

      NOTE PAYABLE - VGR AVIATION:

      In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $2,948, based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company's direct subsidiary, VGR Aviation LLC, which has assumed the debt.

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

6.    EMPLOYEE BENEFITS

      Net periodic benefit cost for the Company's pension and other postretirement benefit plans for the three and nine months ended September 30, 2004 and 2003 consists of the following:


                                                                     Pension Benefits            Pension Benefits
                                                                 -----------------------      -----------------------
                                                                    Three Months Ended           Nine Months Ended
                                                                 -----------------------      -----------------------
                                                                 Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                                                    2004          2003          2004           2003
                                                                 ---------     ---------      ---------     ---------
             Service cost - benefits earned
                during the period..........................       $ 1,248       $   981       $ 3,744        $ 2,943
             Interest cost on projected benefit
                obligation.................................         2,240         2,390         6,720          7,170
             Expected return on plan assets................        (3,027)       (2,950)       (9,081)        (8,850)
             Amortization of net loss......................           506           414         1,518          1,242
                                                                  -------       -------       -------        -------
                      Net expense..........................       $   967       $   835       $ 2,901        $ 2,505
                                                                  =======       =======       =======        =======




                                                                          Other                        Other
                                                                 Postretirement Benefits      Postretirement Benefits
                                                                 -----------------------      -----------------------
                                                                    Three Months Ended           Nine Months Ended
                                                                 -----------------------      -----------------------
                                                                 Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                                                    2004          2003          2004           2003
                                                                 ---------     ---------      ---------     ---------
             Service cost - benefits earned
                during the period..........................          $  8          $ 20          $ 24           $ 60
             Interest cost on projected benefit
                obligation.................................           157           169           471            507
             Expected return on plan assets................             -             -             -              -
             Amortization of net loss (gain)...............             5           (32)           15            (96)
                                                                     ----          ----          ----           ----
                      Net expense..........................          $170          $157          $510           $471
                                                                     ====          ====          ====           ====


      The Company did not make contributions to its pension benefits plans for the nine months ended September 30, 2004 and does not anticipate making any contributions to such plans in 2004. The Company anticipates paying approximately $550 in other postretirement benefits in 2004.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


7.    CONTINGENCIES

      SMOKING-RELATED LITIGATION:

      OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company's predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs ("Individual Actions"); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs ("Class Actions"); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities ("Governmental Actions"); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the nine months ended September 30, 2004, Liggett incurred legal fees and other litigation costs totaling approximately $3,677 compared to $3,373 for the nine months ended September 30, 2003.

      INDIVIDUAL ACTIONS. As of September 30, 2004, there were approximately 384 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 111 were pending in Maryland, 92 in Florida, 52 in New York, 45 in Mississippi and 20 in California. The balance of the individual cases were pending in 16 states. In one of these cases, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action, which is currently scheduled for March 2005.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      There are six individual cases pending where Liggett is the only named defendant. In April 2004, in one of these cases, BEVERLY DAVIS V. LIGGETT GROUP INC., a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff's counsel is seeking legal fees of $760. Liggett has appealed the verdict.

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

      Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:

      o In February, 1999, in HENLEY V. PHILIP MORRIS, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court's 2003 opinion in STATE FARM, limiting punitive damages. In September 2004, the California Supreme Court upheld the $9,000 punitive damages award. The defendant has appealed.

      o In March 1999, an Oregon state court jury found in favor of the plaintiff in WILLIAMS-BRANCH V. PHILIP Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court's ruling and directed the Oregon court to reconsider the case in light of the STATE FARM decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. The defendant has appealed.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      o In 2001, as a result of a Florida Supreme Court decision upholding the award, in CARTER V. BROWN AND WILLIAMSON TOBACCO CORP., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

      o In June 2001, a California state court jury found in favor of the plaintiff in BOEKEN V. PHILIP MORRIS and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In October 2004, the California Court of Appeals granted the parties' petitions for rehearing and vacated its decision.

      o In December 2001, in KENYON V. R.J. REYNOLDS TOBACCO CO., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court's final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

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

      o In April 2003, in EASTMAN V. BROWN & WILLIAMSON TOBACCO CORP., ET AL, a Florida state court jury awarded $6,500 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants' motion for rehearing was denied, and the judgment was paid in October 2004.

      o In May 2003, in BOERNER V. BROWN & WILLIAMSON TOBACCO CORP., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. The defendant has appealed.

      o In November 2003, in THOMPSON V. BROWN & WILLIAMSON TOBACCO CORP., ET AL., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed.

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

      o In October 2004, in ARNITZ V. PHILIP MORRIS, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris intends to appeal.

      One of the states where several individual cases are pending against Liggett is Mississippi. In 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on product liability." Based on this ruling, Liggett is seeking, or intends to seek, dismissal of each of the approximately 45 cases pending against it in Mississippi.

      CLASS ACTIONS. As September 30, 2004, there were approximately 28 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the CASTANO case, reversed a Federal district court's certification of a purported nationwide class action on behalf of persons who were allegedly "addicted" to tobacco products.

      The extent of the impact of the CASTANO decision on smoking-related class action litigation is still uncertain. The CASTANO decision has had a limited effect with respect to courts' decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, a court in Louisiana (Liggett is not a defendant in this proceeding) has certified an "addiction-as-injury" class action that covered only citizens in the state. In May 2004, the jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class' claim for a smoking cessation program. The case is on appeal. Two other class actions, BROIN, ET AL., V. PHILIP MORRIS COMPANIES INC., ET AL., and ENGLE, ET AL., V. R.J. REYNOLDS TOBACCO COMPANY, ET AL., were certified in state court in Florida prior to the Fifth Circuit's decision. In April 2001, BROWN, ET AL., V. THE AMERICAN TOBACCO COMPANY, INC., ET AL., was certified as a class action in California.

      In May 1994, the ENGLE case was filed against Liggett and others in the Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be "common" to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants' conduct "rose to a level that would permit a potential award or entitlement to punitive damages." The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial was to be conducted before separate juries to

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      address absent class members' claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff's fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court's final judgment, which provided for interest at the rate of 10% per year on the jury's awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett appealed the court's order.

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

      In October 2003, the Third District Court of Appeals denied class counsel's motions seeking, among other things, a rehearing by the court. Class counsel filed a motion with the Florida Supreme Court to invoke discretionary review on the basis that the Third District Court of Appeals decision construes the due process provisions of the state and federal constitutions and conflicts with other appellate and supreme court decisions. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004. If the Third District Court of Appeal's ruling is not upheld on further appeal, it will have a material adverse effect on the Company.

      In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed the $3,450 bond required by the Florida law in order to stay execution of the ENGLE judgment, pending appeal. Legislation limiting the amount of the bond required to file an appeal of an adverse judgment has been enacted in over 30 states.

      In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the class in the ENGLE case, which provided assurance of Liggett's ability to appeal the jury's July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the court, assured that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including an appeal to the United States Supreme Court. If Liggett's balance sheet net worth fell below $33,781 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the agreement provided

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      that the stay granted in favor of Liggett in the agreement would terminate and the ENGLE class would be free to challenge the Florida bonding statute.

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

      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (BLANKENSHIP), California (BROWN), New York (SIMON), Kansas (SMITH) and New Mexico (ROMERO). A number of class certification denials are on appeal.

      In August 2000, in BLANKENSHIP V. PHILIP MORRIS, a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict. In June 2004, plaintiff's motion for rehearing was denied.

      In April 2001, the California state court in BROWN granted in part plaintiff's motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period" and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiff's claims that defendants violated California's unfair business practices statute. The court subsequently defined "the applicable class period" for plaintiff's claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. The California Court of Appeals denied defendants' writ application, which sought review of the trial court's class certification orders. Defendants filed a petition for review with the California Supreme Court, which was subsequently denied. In September 2004, the court granted in part and denied in part defendants' motion for summary judgment. Trial is currently scheduled for March 2005. Liggett is a defendant in the case.

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

      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms "lights" and "ultralights" constitutes unfair and deceptive trade practices. One such suit (MCLAUGHLIN V. PHILIP MORRIS , ET AL.), pending in federal court in New York

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      against the cigarette manufacturers, seeks to create a nationwide class of "light" cigarette smokers and includes Liggett as a defendant.

      In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois in the PRICE, ET AL., V. PHILIP Morris case awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney's fees and costs. Entry of judgment has been stayed. Philip Morris has appealed the verdict.

      Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants' price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants' motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. A Kansas state court, in the case of SMITH V. PHILIP MORRIS, ET AL., granted class certification in November 2001. In April 2003, plaintiffs' motion for class certification was granted in ROMERO V. PHILIP MORRIS, a case pending in New Mexico state court, which decision has been appealed. Liggett is one of the defendants in the Kansas and New Mexico cases.

      GOVERNMENTAL ACTIONS. As of September 30, 2004, there were approximately 12 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Trial in the health care recovery case brought by the City of St. Louis, Missouri, against the major cigarette manufacturers is scheduled for June 2005.

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

      THIRD-PARTY PAYOR ACTIONS. As of September 30, 2004, there were approximately six Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

      In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major cigarette manufacturers. As against Liggett, the jury awarded the plaintiff damages of $89. In February 2002, the court awarded plaintiff's counsel $37,800 in attorneys' fees, without allocating the fee award among the several defendants. Liggett has appealed both the jury verdict and the attorneys' fee award. In September 2003, the United States Court of Appeals for the Second Circuit certified two questions relating to plaintiff's direct claims of deceptive business practices to the New York Court of Appeals, which ruled in October 2004 that the plaintiff cannot use the state consumer protection law to pursue direct claims for the recovery of medical expenses from cigarette manufacturers. The Second Circuit had previously reversed the portion of the judgment relating to the verdict returned against defendants under the plaintiff's subrogation claim, and deferred its ruling on defendants' appeal of the attorneys' fees award until such time as the New York Court of Appeals rules on the certified questions.

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

      FEDERAL GOVERNMENT ACTION. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act ("MCRA"), the Medicare Secondary Payer provisions of the Social Security Act ("MSP") and RICO. In September 2000, the court dismissed the government's claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government's RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In May 2003, the court denied the industry's motion which sought partial summary judgment as to the government's advertising, marketing, promotion and warning claims on the basis that these claims are within the exclusive jurisdiction of the Federal Trade Commission. In January 2004, the court granted one of the government's pending motions and dismissed certain equitable defenses of defendants. In April 2004, the court denied Liggett's motion to be dismissed from the case. In May 2004, the court denied the defendants' motion for summary judgment to dismiss the government's disgorgement claim and, in June 2004, certified that

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      decision for interlocutory appeal to the United States Court of Appeals for the District of Columbia, which has agreed to hear the appeal. Oral argument is scheduled for November 17, 2004.

      In June 2001, the United States Attorney General assembled a team of three Department of Justice ("DOJ") lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. Trial of the case began on September 21, 2004.

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

      In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (collectively, the "Original Participating Manufacturers" or "OPMs") and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the "Participating Manufacturers") entered into the Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas (collectively, the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each settling jurisdiction.

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett's market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.1% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002 and 2.4% during 2003. On April 15 of any year following a year in which Liggett's and/or Vector Tobacco's market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett's and Vector Tobacco's belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the MSA whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $14,813 for their estimated MSA obligations for the first nine months of 2004 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

                Year                                               Amount
                ----                                             ----------

                2004 - 2007............................          $8,000,000
                2008 - 2017............................          $8,139,000
                2018 and each year thereafter..........          $9,000,000

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

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      On August 30, 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intend to initiate proceedings against the Attorneys General for violating the terms of the MSA. The Company's subsidiaries allege that the Attorneys General violated their rights and the MSA by extending unauthorized favorable financial terms to Miami based Vibo Corporation d/b/a/ General Tobacco when, on August 19, 2004, the Attorneys General entered into an agreement with General Tobacco allowing it to become a Subsequent Participating Manufacturer under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.

      In the notice sent to the Attorneys General, the Company's subsidiaries indicate that they will seek to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites.

      Copies of the various settlement agreements are filed as exhibits to the Company's Annual Report on Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

      TRIALS. Trial in the United States government action began on September 21, 2004 in federal court in the District of Columbia. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court, with one of these cases scheduled for trial in January 2005 and one in early 2005. Liggett is the sole defendant in each of these cases. In addition, the BROWN class action is scheduled for trial in California state court in March 2005, two individual actions involving the major companies as defendants are scheduled for trial in federal court in Puerto Rico in March 2005 and April 2005, another individual action is scheduled for trial in Louisiana state court in April 2005 and the CITY OF ST. LOUIS governmental action is scheduled for trial in June 2005. Trial dates, however, are subject to change.

      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004. If the intermediate appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff's counsel is seeking legal fees of $760. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Liggett

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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

      Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill providing for FDA regulation of tobacco products. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company and Liggett.

      In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will be responsible for 96.3% of the assessment, which will be allocated based on relative unit volume of domestic cigarette shipments. The three largest manufacturers will be entitled to a credit of a portion of the assessment payable by them against certain of their MSA obligations. Management currently estimates that Liggett's assessment will be approximately $25,000 for the first year of the program which began October 1, 2004. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.

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

      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. Proposed further tax increases in various jurisdictions are currently under consideration or pending. In 2003, 15 states and the District of Columbia enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and several states have pending legislation proposing further state excise tax increases. In 2004, seven states have increased the excise tax rate and several other states are likely to impose additional taxes on cigarettes. Management believes increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

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

      Federal or state regulators may object to Vector Tobacco's reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its QUEST brand while discussions are pending. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco's business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.

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

      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve's guarantee was negligible at September 30, 2004.

      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and a demand note for $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands' obligation under the agreement was immaterial at September 30, 2004.

      As of September 30, 2004, New Valley had $600 of remaining prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.


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

      Awards under the Company's stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income (loss) for the three and nine months ended September 30, 2004 and September 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123:


                                                                 Three Months Ended          Nine Months Ended
                                                               ----------------------      ---------------------
                                                               Sept. 30,    Sept. 30,      Sept. 30,   Sept. 30,
                                                                 2004          2003          2004         2003
                                                               ---------    ---------      ---------   ---------
         Net income (loss)...............................       $8,066       $ (9,380)      $(4,209)    $(19,159)

         Add:  stock option employee compensation
             expense included in reported net income (loss),
             net of related tax effects..................           42          1,396           126        4,146
         Deduct:  total stock option employee
             compensation expense determined
             under the fair value method for all
             awards, net of related tax effects..........         (432)        (2,294)       (1,388)      (6,811)
                                                                ------       --------       -------     --------

         Pro forma net income (loss).....................       $7,676       $(10,278)      $(5,471)    $(21,824)
                                                                ======       ========       =======     ========

         Income (loss) per share:
             Basic - as reported.........................       $ 0.19       $  (0.23)      $ (0.10)    $  (0.47)
             Diluted - as reported.......................       $ 0.19       $  (0.23)      $ (0.10)    $  (0.47)
             Basic - pro forma...........................       $ 0.18       $  (0.25)      $ (0.13)    $  (0.54)
             Diluted - pro forma.........................       $ 0.18       $  (0.25)      $ (0.13)    $  (0.54)




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

      During the nine months ended September 30, 2004, 1,068,953 options, exercisable at prices ranging from $3.73 to $14.70 per share, were exercised for $2,708 in cash and the delivery to the Company of 348,623 shares of common stock with a fair market value of $5,346 or $15.33 per share at the date of exercise.

      On June 1, 2004, the Company granted 10,500 restricted shares of the Company's common stock to each of its four outside directors which will vest over a period of three years. The Company will recognize $644 of expense over the vesting period.

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

      In March 2003, Douglas Elliman Realty, LLC purchased the leading New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

      New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and in Koa Investors LLC on the equity method. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property is reopening in the fourth quarter 2004 as a four star resort with approximately 525 rooms.

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

      The transaction is subject to approval by the LTS shareholders and to other conditions, including the absence of any material adverse change. New Valley, several shareholders of LTS affiliated with New Valley and the other holder of the convertible notes have committed to vote their shares of common stock of LTS at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, New Valley's note, representing approximately $9,620 of principal and accrued interest, will be converted into approximately 8,745,000 shares of LTS common stock. New Valley currently intends to distribute to its stockholders shares of LTS common stock issued to New Valley pursuant to the conversion agreement.

      In July 2004, LTS announced that it is currently re-examining its capital needs to support its liquidity and capital base for the near term. LTS's 2004 annual shareholder meeting, where the debt conversion agreement was to have been presented for shareholder approval, has been delayed until LTS can determine its capital needs. Upon completion of this determination, LTS will proceed with its shareholder meeting and the debt conversion agreement as management deems appropriate.

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      OTHER. In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2004, New Valley had repurchased 1,229,515 shares for approximately $4,895. At September 30, 2004, the Company owned 58.2% of New Valley's common shares.


10.   INCOME TAXES

      The effective tax rates for the three and nine months ended September 30, 2004 and September 30, 2003 do not bear a customary relationship to pre-tax income principally as a consequence of non-deductible expenses and state income taxes.

      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2004, the Company's deferred income tax liabilities exceeded its deferred income tax assets by $108,082. The largest component of the Company's deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company's 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $120,000, including interest, net of tax benefits, through September 30, 2004. These amounts have been previously recognized in the Company's consolidated financial statements as tax liabilities. As of September 30, 2004, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

      The Company believes the positions reflected on its income tax returns are correct and intends to vigorously oppose any proposed adjustments to its returns. The Company has filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 7%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      authorities were to ultimately prevail in their assertion that the Company incurred a tax obligation prior to the exercise dates of these options and it was required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to the Company, its liquidity could be materially adversely affected.


11.   SEGMENT INFORMATION

      The Company's significant business segments for the nine months ended September 30, 2004 and 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

      Financial information for the Company's operations before taxes and minority interests for the three and nine months ended September 30, 2004 and 2003 follows:

                                VECTOR GROUP LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


                                                            Vector          Real        Corporate
                                              Liggett       Tobacco        Estate       and Other         Total
                                              -------       -------        ------       ---------         -----
THREE MONTHS ENDED SEPT. 30, 2004:

Revenues........................             $120,793    $   3,458       $  1,809     $      --        $126,060
Operating income (loss).........               27,228(1)    (3,623)(1)        978        (6,890)         17,693(1)
Depreciation and amortization...                1,906          350            323           621           3,200

THREE MONTHS ENDED SEPT. 30, 2003:

Revenues........................             $135,716    $   5,337       $  1,797     $      --        $142,850
Operating income (loss).........               31,295      (34,474)(3)        959        (6,087)         (8,307)(3)
Depreciation and amortization...                1,649        1,572            320           633           4,174

NINE MONTHS ENDED SEPT. 30, 2004:

Revenues........................             $358,565    $  12,304       $  5,401     $      --        $376,270
Operating income (loss).........               80,379(2)   (56,770)(2)      2,836       (19,950)          6,495(2)
Identifiable assets.............              266,214       21,061         82,652       158,120         528,047
Depreciation and amortization...                5,916        1,485            969         1,886          10,256
Capital expenditures............                2,704           62              -           239           3,005

NINE MONTHS ENDED SEPT. 30, 2003:

Revenues........................             $381,398    $  20,398       $  5,373     $      --        $407,169
Operating income (loss).........               89,145      (79,980)(3)      2,867       (19,716)         (7,684)(3)
Identifiable assets.............              292,263       79,324         73,298       187,500         632,385
Depreciation and amortization...                5,409        4,380            962         1,879          12,630
Capital expenditures............                4,600        2,288              -           803           7,691


- ---------------

(1) Includes restructuring charges in the three months ended September 30, 2004 of $3,968 at Liggett and $564 at Vector Tobacco.

(2) Includes restructuring and impairment charges in the nine months ended September 30, 2004 of $6,320 at Liggett and $1,224 at Vector Tobacco and a $37,000 inventory impairment charge at Vector Tobacco in the 2004 period.

(3) Includes restructuring and impairment charges in 2003 of $20,079 at Vector Tobacco.

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

         In recent years, we have undertaken a number of initiatives to streamline the cost structure of our tobacco business and improve operating efficiency and long-term earnings. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for all our tobacco operations.

         Effective year-end 2003, we closed Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco's other cigarette brands was transferred to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina. In July 2004, we completed the sale of the Timberlake facility and equipment.

         In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands is realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we are eliminating approximately 330 full-time positions and 135 part-time positions effective December 15, 2004.

         We may consider various additional opportunities to further improve efficiencies and reduce costs. These prior and current initiatives have involved material restructuring and impairment charges, and any further actions taken are likely to involve material charges as well. Although management may estimate that substantial cost savings will be associated with these restructuring actions, there is a risk that these actions could have a serious negative impact on our tobacco operations and that any estimated increases in profitability cannot be achieved.

         Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. In December 2002, New Valley acquired two office buildings in Princeton, New Jersey and increased its ownership to 50% in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.

         All of Liggett's unit volume in the first nine months of 2004 was in the discount segment, which Liggett's management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, despite their premium list price. Effective February 1,

2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE.

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

         In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett's family of brands, comprising 55.5% of Liggett's unit volume in the first nine months of 2004 and 50.9% of Liggett's unit volume for the year ended December 31, 2003.

         We believe that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 state attorneys general and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market.

         In recent years, the domestic tobacco business has experienced the following trends:

         o Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices,

         o Narrower price spreads between the premium and all discount segments resulting from aggressive premium price promotions by larger competitors including Philip Morris and Reynolds American, while price spreads between the traditional discount and the deep discount markets have been maintained due to the continued influx of smaller companies producing or importing low quality, deep discount cigarettes, and

         o Loss of market share for discount cigarettes such as those sold by Liggett due to a continued increase in market share by the smaller cigarette companies producing low quality, deep discount cigarettes.

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

         QUEST was initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by point-of-purchase awareness campaigns and other store-related promotions.

         The premium segment of the industry is currently experiencing intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In January 2004, QUEST and QUEST Menthol were introduced into an expansion market in Arizona, which accounts for approximately 2% of the industry volume nationwide.

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

         During the second quarter 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

         QUEST brand cigarettes are currently marketed solely to permit adult smokers who wish to continue smoking to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation or as a safer form of smoking.

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

During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5,100 on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product, and the product is not currently being distributed. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product, due in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the "reduced carcinogen" message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies as to the human effects of OMNI's reduction of carcinogens and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.

RECENT DEVELOPMENTS

        TOBACCO QUOTA ELIMINATION. In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will be responsible for 96.3% of the assessment, which will be allocated based on relative unit volume of domestic cigarette shipments. The three largest manufacturers will be entitled to a credit of a portion of the assessment payable by them against certain of their MSA obligations. Management currently estimates that Liggett's assessment will be approximately $25,000 for the first year of the program which began October 1, 2004. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.

         Effective October 22, 2004, Liggett increased the list price of all its brands by $.65 per carton. The increase was taken due to the recently passed federal tobacco buyout legislation.

         REYNOLDS AMERICAN. In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses. This transaction will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American, who will have a combined market share of approximately 76%. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.

         TIMBERLAKE SALE. In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. In connection with the sale, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400; $200 of this amount was recognized as income in the third quarter of 2004. Approximately $5,200 of the proceeds from the sale were used to retire debt secured by the Timberlake property.

         REPURCHASE OF NOTES. In connection with an amendment to the note purchase agreement for VGR Holding's 10% senior secured notes due March 31, 2006, proceeds from the Timberlake sale were used to repurchase $7,000 of the notes in August 2004, at a price of 100% of the principal amount plus accrued interest. We recognized as additional interest expense a loss of $639 in the third quarter of 2004 on the early extinguishment of debt.

         LIGGETT VECTOR BRANDS RESTRUCTURINGS. Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of our tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, sublet its New York office space and relocated several employees. As a result of these actions, we recognized pre-tax restructuring charges of $2,791 in the first half of 2004, including $824 relating to employee severance and benefit costs and $1,967 for contract termination and other associated costs. Approximately $518 of these charges represent non-cash items.

         On October 6, 2004, we announced an additional plan to restructure the operations of Liggett Vector Brands, our sales, marketing and distribution agent for our Liggett and Vector Tobacco subsidiaries. Liggett Vector Brands is realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we are eliminating approximately 330 full-time positions and 135 part-time positions, effective December 15, 2004.

         As a result of the actions announced in October 2004, we currently expect to realize annual cost savings of approximately $30,000 beginning in 2005. We will recognize pre-tax restructuring charges currently estimated to total $12,058, of which $4,428 has been recognized in the third quarter of 2004 and approximately $7,630 will be recognized in the fourth quarter of 2004. Approximately $5,883 of the charges relate to employee severance and benefit costs and approximately $6,175 to contract termination and other associated costs. Approximately $2,455 of these charges represent non-cash items. Additionally, in the fourth quarter of 2004, we will incur other charges for various compensation and related payments to employees which are related to the restructuring. These charges will be $1,784 and will be included in operating, selling, administrative and general expenses.

         TIMBERLAKE RESTRUCTURING. In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco's other cigarette brands, has been moved to Liggett's state-of-the-art manufacturing facility in Mebane, North Carolina.

         The Mebane facility currently produces in excess of 9 billion units per year, but maintains the capacity to produce approximately 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and all production was transitioned from Timberlake to Mebane by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.

         As a result of these actions, we recognized pre-tax restructuring and impairment charges of $21,521, of which $21,300 was taken in 2003 and $221 was taken in the first quarter 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell during 2003. The asset impairment charges were based on management's estimates of the values we would be able to realize on sales of excess machinery and equipment, and were adjusted in future periods based on the actual amounts realized.

         We decreased the asset impairment accrual as of June 30, 2004 to reflect the actual amounts to be realized from the Timberlake sale and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144. We further adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring charges previously recognized. During the third quarter of 2004, we recognized a restructuring charge of $175 in connection with additional employee severance and benefit costs relating to the Timberlake sale.

         Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 are currently expected to be at least $23,000 beginning in 2004. Management will continue to review opportunities for additional cost savings in our tobacco business.

         AMENDED LIGGETT CREDIT FACILITY. In April 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaced Liggett's previous $40,000 facility with Congress. The facility is collateralized by all inventories and receivables of Liggett and a first mortgage on the Mebane, North Carolina plant and manufacturing equipment.

         TAX MATTERS. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $120,000, including interest, net of tax benefits, through September 30, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of September 30, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeals process. Interest currently is accruing on the disputed amounts at a rate of 7%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be materially adversely affected.

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

         In March 2003, Douglas Elliman Realty purchased the leading New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

         New Valley holds a 50% interest in Koa Investors LLC, the owner of the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property is reopening in the fourth quarter 2004 as a four star resort with approximately 525 rooms.

         INDUSTRY DATA. The source of industry data in this report is Management Science Associates, Inc., an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. Effective June 2004, Management Science Associates made three changes in the information it reports as noted below and these changes are reflected in the information presented herein:

         o Management Science Associates is now reporting actual units shipped by Commonwealth Brands, Inc.

         o Management Science Associates has implemented a new model for estimating unit sales volume for certain of the smaller, primarily deep discount cigarette manufacturers.

         o Management Science Associates has restated volume and the resulting effects on share of market from January 2001 forward.

         The effects of these changes are that total industry volume increased based on new smaller manufacturer estimates and actual reported volume for Commonwealth and, based on the revised industry volume number, market shares for the major tobacco companies, including Liggett, have been restated from January 2001 forward and will be lower. Under Management Science Associates' new method for computing market share, Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002 and 2.5% during 2003, as compared to 2.2% during 2001, 2.5% during 2002 and 2.7% during 2003 under the past method. Liggett management continues to believe that the volume and market share information published by Management Science Associates for smaller manufacturers is understated and, correspondingly, share information for the larger manufacturers, including Liggett, is overstated by Management Science Associates.


RECENT DEVELOPMENTS IN LEGISLATION, REGULATION AND LITIGATION

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2004, there were approximately 384 individual suits, 28 purported class actions and 18 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. Trial of the case began on September 21, 2004. In one of these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Approximately 38 purported class action complaints have been filed against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

         There are six individual actions where Liggett is the only defendant, with one of these cases currently scheduled for trial in January 2005 and one in early 2005. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff's counsel is seeking legal fees of $760. Liggett has appealed the verdict.

         In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004. If the intermediate appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.

         Federal or state regulators may object to Vector Tobacco's low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco's advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its Quest brand while discussions are pending. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco's products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings.

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

         MARKETING COSTS. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as as a reduction in revenue in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information.

         RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2002, 2003 and 2004. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. As discussed further below, the asset impairments were recorded in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires management to estimate the fair value of assets to be disposed of. On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity's commitment to an exit plan in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." These restructuring charges are based on management's best estimate at the time of restructuring.

The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.

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

         In October 2003, we announced that we would close Vector Tobacco's Timberlake, North Carolina cigarette manufacturing facility and produce its cigarette products at Liggett's Mebane, North Carolina facility. We evaluated the net realizable value of the long-lived assets located at the Timberlake facility which is no longer used in operations. Based on management's estimates of the values, we initially recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003 on machinery and equipment. As of June 30, 2004, we decreased the asset impairment accrual to reflect the actual amounts to be realized from the Timberlake sale and to reduce values of other excess machinery and equipment in accordance with SFAS No. 144. The estimate of fair value of these long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Such asset impairment charges may be further adjusted in future periods based on the actual amounts realized. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

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

         SETTLEMENT AGREEMENTS. As discussed in Note 7 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $14,813 for the nine months ended September 30, 2004 and $27,567 for the comparable period in 2003. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

         INVENTORIES. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At September 30, 2004, approximately $2,752 of our inventory was associated with Vector Tobacco's QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS

         The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley's common shares was 58.2% at September 30, 2004.

         For purposes of this discussion and other consolidated financial reporting, our significant business segments for the nine months ended September 30, 2004 and 2003 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of reduced nicotine and nicotine-free cigarettes as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.


                                                    Three Months Ended                           Nine Months Ended
                                                      September 30,                                 September 30,
                                             --------------------------------              --------------------------------
                                               2004                   2003                   2004                   2003
                                             ---------              ---------              ---------              ---------
REVENUES:

   Liggett ........................          $ 120,793              $ 135,716              $ 358,565              $ 381,398
   Vector Tobacco .................              3,458                  5,337                 12,304                 20,398
                                             ---------              ---------              ---------              ---------
      Total tobacco ...............            124,251                141,053                370,869                401,796

   Real estate ....................              1,809                  1,797                  5,401                  5,373
                                             ---------              ---------              ---------              ---------
      Total revenues ..............          $ 126,060              $ 142,850                376,270              $ 407,169
                                             =========              =========              =========              =========

OPERATING INCOME (LOSS):

   Liggett ........................          $  27,228(1)           $  31,295              $  80,379(2)           $  89,145
   Vector Tobacco .................             (3,623)(1)            (34,474)(3)            (56,770)(2)            (79,980)(3)
                                             ---------              ---------              ---------              ---------
      Total tobacco ...............             23,605                 (3,179)                23,609                  9,165

   Real estate ....................                978                    959                  2,836                  2,867
   Corporate and other ............             (6,890)                (6,087)               (19,950)               (19,716)
                                             ---------              ---------              ---------              ---------
      Total operating income (loss)          $  17,693(1)           $  (8,307)(3)          $   6,495(2)           $  (7,684)(3)
                                             =========              =========              =========              =========


- --------------

(1) Includes restructuring charges of $3,968 at Liggett and $564 at Vector Tobacco for the three months ended September 30, 2004.

(2) Includes restructuring and impairment charges of $6,320 at Liggett and $1,224 at Vector Tobacco and a $37,000 inventory impairment charge at Vector Tobacco for the nine months ended September 30, 2004.

(3) Includes restructuring and impairment charges of $20,079 at Vector Tobacco in 2003.


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. Total revenues were $126,060 for the three months ended September 30, 2004 compared to $142,850 for the three months ended September 30, 2003. This $16,790 (11.8%) decrease in revenues was due to a $14,923 or 11.0% decrease in revenues at Liggett, a decrease of $1,879 in revenues at Vector Tobacco and an increase of $12 in real estate revenues at New Valley.

         TOBACCO REVENUES. In February 2003, Liggett increased its net sales price for selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its list price for LIGGETT SELECT by $1.10 per carton. In September 2003, Liggett increased its net sales price for PYRAMID by $.95 per carton. In December 2003, Liggett increased the list price on a leading private label brand by $.85 per carton. In August 2004, Liggett increased its list price on LIGGETT SELECT by $1.00 per carton. In October 2004, Liggett increased the list price of all its brands by $.65 per carton.

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

         All of Liggett's sales for the first nine months of 2004 were in the discount category. For the three months ended September 30, 2004, net sales at Liggett totaled $120,793, compared to $135,716 for the three months ended September 30, 2003. Revenues decreased by 11.0% ($14,923) due to a 16.0% decrease in unit sales volume (approximately 410.5 million units) accounting for $21,765 in unfavorable volume variance and $330 in unfavorable sales mix, partially offset by a combination of list price increases and reduced promotional spending of $7,172. Net revenues of the LIGGETT SELECT brand decreased $940 for the three months ended September 30, 2004 compared to the same period in 2003, and its unit volume decreased 7.8% in the 2004 period compared to 2003. In anticipation of the planned October restructuring and related trade pricing adjustments, Liggett wholesale inventory levels were allowed to decline compared to the prior year period. This adjustment in wholesale inventories was a contributing factor in the declines in LIGGETT SELECT unit volume and overall unit volume during the 2004 quarter.

         Revenues at Vector Tobacco were $3,458 for the three months ended September 30, 2004 compared to $5,337 for the three months ended September 30, 2003 due to decreased sales volume. Vector Tobacco's revenues in 2003 and 2004 relate primarily to sales of QUEST.

         TOBACCO GROSS PROFIT. Tobacco gross profit was $53,134 for the three months ended September 30, 2004 compared to $48,342 for the three months ended September 30, 2003, an increase of $4,792 or 10.0% when compared to the same period last year, due primarily to the price increases discussed above at Liggett and lower estimated Master Settlement Agreement expense at Liggett and Vector Tobacco. In the three months ended September 30, 2003, volume and price increases at Liggett were offset by costs associated with the launch of QUEST at Vector Tobacco. Liggett's brands contributed 98.6% to our gross profit and Vector Tobacco contributed 1.4% for the three months ended September 30, 2004. Over the same period in 2003, Liggett's brands contributed 105.4% to tobacco gross profit and Vector Tobacco cost 5.4%.

         Liggett's gross profit of $52,393 for the three months ended September 30, 2004 increased $1,463 from gross profit of $50,930 for the three months ended September 30, 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 66.7% for the three months ended September 30, 2004 compared to 59.3% for the same period in 2003. This increase in Liggett's gross profit in the 2004 period was attributable to the items discussed above.

         Vector Tobacco's gross profit was $741 for the three months ended September 30, 2004 compared to negative gross profit of $2,588 for the same period in 2003. The increase was due to the cost savings realized with the closing of Vector Tobacco's Timberlake facility and the transfer of production, commencing January 1, 2004, to Liggett's facility in Mebane, as well as decreased promotional expense.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $1,809 for the three months ended September 30, 2004. This compares to revenues of $1,797 from real estate activities for the three months ended September 30, 2003.

         EXPENSES. Operating, selling, general and administrative expenses were $32,718 for the three months ended September 30, 2004 compared to $38,367. These expenses are net of restructuring charges of $4,532 in the three months ended September 30, 2004 and restructuring and impairment charges of $20,979 for the same period last year. The decrease of $5,649 was due primarily to lower expense at Vector Tobacco of approximately $7,738, partially offset by higher expense at Liggett of $1,562. Expenses at Liggett excluding the Liggett Vector Brands' restructuring costs were $21,197 for the three months ended September 30, 2004 compared to $19,635 for the same period last year, due primarily to increased selling, marketing and administrative expenses allocated from Liggett Vector Brands. Operating expenses at Liggett include Liggett's product liability legal expenses and other litigation costs of $1,124 for the three months ended September 30, 2004 compared to $1,141 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended September 30, 2004 were $3,800 compared to expenses of $11,538 for the three months ended September 30, 2003, excluding the restructuring and impairment charges of $20,079, due to lower direct marketing and advertising costs and decreased selling and administrative expenses allocated from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the selling, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, for the three months ended September 30, 2004, the selling, marketing and administrative expenses allocated to Liggett increased by $2,881 with a corresponding decrease in such expenses to Vector Tobacco, as compared to the allocation of these expenses between the segments during the three months ended September 30, 2003. These modifications did not effect the consolidated financial statements.

         Restructuring charges for the three months ended September 30, 2004 were $3,968 at Liggett and $564 at Vector Tobacco and relate to the restructuring of Liggett Vector Brands. Restructuring and impairment charges for the three months ended September 30, 2003 were $20,079 and relate to the closing of Vector Tobacco's Timberlake facility.

         New Valley's expenses for real estate operations for the three months ended September 30, 2004 were $831 compared to $838 for the same period in 2003.

         For the three months ended September 30, 2004, Liggett's operating income decreased $4,067 to $27,228 compared to $31,295 for the prior year period. For the three months ended September 30, 2004, Vector Tobacco's operating loss was $3,623 compared to a loss of $34,474 in the prior year period. The $30,851 decrease in Vector Tobacco's operating loss was primarily the result of the 2003 restructuring and impairment charge of $20,079 related to the closing of the Timberlake facility and lower selling, general, operating, general and administrative expenses in 2004 as discussed above.

         OTHER INCOME (EXPENSES). For the three months ended September 30, 2004, other expense was $1,670 compared to other expense of $4,241 for the three months ended September 30, 2003. For the three months ended September 30, 2004, interest expense of $6,832 was partially offset by equity income from non-consolidated New Valley real estate businesses of $4,539, interest and dividend income of $322 and a gain on investments of $302. For the three months ended September 30, 2003, interest expense of $7,422 was partially offset by equity income from non-consolidated real estate businesses of $1,527, interest and dividend income of $844 and a gain on investments of $806.

         Interest expense decreased to $6,832 for the three months ended September 30, 2004 compared to $7,422 for the same period in 2003, primarily due to repurchases of VGR Holding's 10% senior secured notes during 2003 and 2004.

         INCOME (LOSS) FROM OPERATIONS. Income from operations before income taxes and minority interests for the three months ended September 30, 2004 was $16,023 compared to a loss of $12,548 for the three months ended September 30, 2003. The income tax provision was $6,995 and minority interests in income of subsidiaries was $962 for the three months ended September 30, 2004. This compared to tax benefit of $3,240 and minority interests in income of subsidiaries of $72 for the three months ended September 30, 2003. The effective tax rates for the three months ended September 30, 2004 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. Total revenues were $376,270 for the nine months ended September 30, 2004 compared to $407,169 for the nine months ended September 30, 2003. This 7.6% ($30,899) decrease in revenues was due to a $22,833 or 6.0% decrease in revenues at Liggett, an $8,094 decrease in revenues at Vector Tobacco and an increase of $28 in real estate revenues at New Valley.

         TOBACCO REVENUES. In February 2003, Liggett increased its net sales price for selected discount brands by $.80 per carton. In May 2003, Liggett increased its list price on USA by $.50 per carton. In June 2003, Liggett increased its net sales price for LIGGETT SELECT by $1.10 per carton. In September 2003, Liggett increased its net sales price for PYRAMID by $.95 per carton. In December 2003, Liggett increased the list price on a leading private label brand by $.85 per carton. In August 2004, Liggett increased its net sales price of LIGGETT SELECT by $1.00 per carton. In October 2004, Liggett increased the list price of all its brands by $.65 per carton.

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

         All of Liggett's sales for the first nine months were in the discount category. For the nine months ended September 30, 2004, net sales at Liggett totaled $358,565, compared to $381,398 for the first nine months of 2003. Revenues decreased by 6.0% ($22,833) due to a 9.8% decrease in unit sales volume (approximately 721.5 million units) accounting for $37,197 in unfavorable volume variance and $915 in unfavorable sales mix partially offset by a combination of list price increases and reduced promotional spending of $15,279. The favorable price variances for the 2004 period are after approximately $1,400 of costs associated with the buy down of unpromoted EVE inventory at retail due to the price reduction discussed above. Net revenues of the LIGGETT SELECT brand increased $7,470 for the nine months ended September 30, 2004 compared to the same period in 2003, and its unit volume decreased 1.9% in the 2004 period compared to 2003.

         Revenues at Vector Tobacco were $12,304 for the nine months ended September 30, 2004 compared to $20,398 for the nine months ended September 30, 2003 due to decreased sales volume. Vector Tobacco's revenues in 2003 and 2004 relate primarily to sales of QUEST.

         TOBACCO GROSS PROFIT. Tobacco gross profit excluding the inventory write-down at Vector Tobacco of $37,000 in the second quarter was $155,522 for the nine months ended September 30, 2004 compared to $139,284 for the nine months ended September 30, 2003, an increase of $16,238 or 11.7% when compared to the same period last year, due primarily to the reduction in promotional spending, price increases discussed above at Liggett and lower estimated Master Settlement Agreement expense at Liggett and Vector Tobacco. Liggett's brands contributed 97.2% to our tobacco gross profit and Vector Tobacco contributed 2.8% for the nine months ended September 30, 2004. Over the same period in 2003, Liggett brands contributed 105.4% to our gross profit and Vector Tobacco's brands cost 5.4%.

         Liggett's gross profit of $151,118 for the nine months ended September 30, 2004 increased $4,337 from gross profit of $146,781 for the nine months ended September 30, 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 66.5% for the nine months ended September 30, 2004 compared to 61.9% for the same period in 2003. This increase in Liggett's gross profit in the 2004 period was attributable to the items discussed above.

         Vector Tobacco's gross profit, excluding the inventory write-down, was $4,404 for the nine months ended September 30, 2004 compared to negative gross profit of $7,497 for the same period in 2003. The increase was due to the cost savings realized with the closing of Vector Tobacco's Timberlake facility and the transfer of production, commencing January 1, 2004, to Liggett's facility in Mebane, as well as decreased promotional expense.

         REAL ESTATE REVENUES. New Valley's real estate revenues were $5,401 for the nine months ended September 30, 2004. This compares to revenues of $5,373 from real estate activities for the nine months ended September 30, 2003.

         EXPENSES. Operating, selling, general and administrative expenses were $109,884 for the nine months ended September 30, 2004 compared to $132,262 for the same period in 2003. These expenses are net of restructuring charges of $1,224 and the inventory impairment charge of $37,000 recognized at Vector Tobacco and restructuring charges of $6,320 recognized at Liggett during the nine months ended September 30, 2004 and the restructuring and impairment charges of $20,079 recognized by Vector Tobacco during the 2003 period. Expenses at Liggett excluding the restructuring costs were $64,419 for the nine months ended September 30, 2004 compared to $57,636, an increase of $6,783 over the same period in 2003 due primarily to increased selling, marketing and administrative expenses allocated from Liggett Vector Brands. Operating expenses at Liggett also include Liggett's product liability legal expenses and other litigation costs of $3,677 for the nine months ended September 30, 2004 compared to $3,373 for the nine months ended September 30, 2003. Excluding the restructuring and inventory charges, expenses at Vector Tobacco for the nine months ended September 30, 2004 were $22,950 compared to expenses of $52,136 for the nine months ended September 30, 2003, a decrease of $29,186, due to the closing and sale of the Timberlake facility, related reduction in headcount and reduced expense allocation from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the selling, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, for the nine months ended September 30, 2004, the selling, marketing and administrative expenses allocated to Liggett increased by $9,310 with a corresponding decrease in such expenses to Vector Tobacco, as compared to the allocation of these expenses between the segments during the nine months ended September 30, 2003. These modifications did not effect the consolidated financial statements.

         Restructuring and impairment charges for the nine months ended September 30, 2004 were $7,544 and relate to the closing of the Timberlake facility, the loss on the sublease of Liggett Vector Brands' New York office space and the Liggett Vector Brands' restructurings. Restructuring and impairment charges for the nine months ended September 30, 2003 were $20,079 and relate to the closing of Vector Tobacco's Timberlake facility.

         New Valley's expenses for real estate operations were $2,565 in the 2004 period compared to $2,506 for the same period in 2003.

         For the nine months ended September 30, 2004, Liggett's operating income decreased to $80,379 compared to $89,145 for the prior year period due primarily to lower sales volume and a restructuring charge of $6,320 related to the Liggett Vector Brands restructurings during the nine months ended September 30, 2004. Vector Tobacco's operating loss which includes the second quarter inventory impairment charge of $37,000 and restructuring charges of $1,224 was $56,770 for the 2004 period compared to a loss of $79,980 for the 2003 period which included the restructuring charge of $20,079 for the closing of the Timberlake facility.

         OTHER INCOME (EXPENSES). For the nine months ended September 30, 2004, other income (expenses) was a loss of $2,492 compared to a loss of $17,938 for the nine months ended September 30, 2003. In the 2004 period, interest expense of $19,745 was offset by equity income from non-consolidated New Valley real estate businesses of $9,827, a gain on sale of investments of $5,888 and interest and dividend income of $1,548. In the 2003 period, interest expense of $23,087 was offset by interest and dividend income of $3,416, a gain on sale of investments of $1,076 and equity income from non-consolidated real estate businesses of $636.

         INCOME (LOSS) FROM OPERATIONS. The income from operations before income taxes and minority interests for the nine months ended September 30, 2004 was $4,003 compared to a loss of $25,622 for the nine months ended September 30, 2003. Income tax provision was $4,502 and minority interests in income of subsidiaries was $3,710 for the nine months ended September 30, 2004. This compared to tax benefit of $4,482 and minority interests in losses of subsidiaries of $1,981 for the nine months ended September 30, 2003. The effective tax rates for the nine months ended September 30, 2004 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses and state income taxes.


CAPITAL RESOURCES AND LIQUIDITY

         Net cash and cash equivalents increased $22,692 for the nine months ended September 30, 2004 and decreased $30,092 for the nine months ended September 30, 2003.

         Net cash used in operations for the nine months ended September 30, 2004 was $3,675 compared to net cash used in operations of $9,660 for the comparable period of 2003. Cash used in operations for the 2004 period resulted primarily from the payment of the Master Settlement Agreement expense for 2003 in March and April of 2004, a decrease in current liabilities, the non-cash gain on investment securities and equity income from non-consolidated real estate businesses offset primarily by the non-cash charge on the inventory write-down at Vector Tobacco and depreciation and amortization expense. Cash used in operations in 2003 resulted primarily from a net loss of $19,159 and an increase in inventories, offset by the non-cash impact of restructuring charges and depreciation and amortization.

         Cash provided by investing activities was $76,896 in 2004 compared to $33,187 in 2003. In the nine months ended September 30, 2004, cash was provided primarily through the sale or maturity of investment securities for $65,454, the sale of assets for $25,821 and the decrease in restricted cash of $1,832. This was partially offset primarily by the purchase of investment securities for $10,747, investment in non-consolidated real estate businesses at New Valley of $2,500 and capital expenditures of $3,005. In the nine months ended September 30, 2003, cash was provided primarily through the sale or maturity of investment securities of $109,341 and the sale of long-term investments and other assets for $4,531 offset primarily by the purchase of investment securities for $49,127, the purchase of an investment in real estate businesses at New Valley for $9,500, an increase in restricted assets of $13,691 and capital expenditures of $7,691.

         Cash used in financing activities was $50,529 in 2004 compared to cash used of $53,619 in 2003. In the nine months ended September 30, 2004, cash was used for dividends of $47,397 and repayments on debt of $20,782. These were offset by net borrowings under the revolver of $15,490 and proceeds from the exercise of options of $2,868. In the nine months ended September 30, 2003, cash was used primarily for dividends of $44,371 and repayments of debt of $26,764 offset by net borrowings of $16,227 under the revolver and proceeds from the exercise of warrants and options of $1,106.

         LIGGETT. In April 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaced Liggett's previous $40,000 facility with Congress, under which $15,490 was outstanding at September 30, 2004. Availability as determined under the facility was approximately $15,670 based on eligible collateral at September 30, 2004. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett's compliance with certain financial and other covenants including a restriction on Liggett's ability to pay cash dividends unless Liggett's borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett's compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett's adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett's adjusted net worth was $52,055 and net working capital was $41,669, as computed in accordance with the agreement.

         100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,649 outstanding as of September 30, 2004 under Liggett's credit facility. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,023. Interest is charged at the same rate as applicable to Liggett's credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett's credit facility.

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

         In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett's former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at September 30, 2004 of approximately $2,285. The option agreement permits the purchaser to acquire the property during a period of up to two years, at a purchase price of $15,000. Liggett has received option fees of $1,250, of which $250 is refundable if the purchaser terminates the agreement prior to February 14, 2005. Liggett will be entitled to receive additional option fees of up to $250 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

         Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the ENGLE smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held on November 3, 2004. If the intermediate appellate court's ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the ENGLE case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the ENGLE class, and released, along with Liggett's existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the ENGLE case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the ENGLE appeal, has been overturned as a result of the appellate court's ruling discussed above. In April 2004, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff's counsel is seeking legal fees of $760. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the ENGLE case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.

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

         V.T. AVIATION. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,603, based on current interest rates.

         VGR AVIATION. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $2,948, based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.

         VECTOR TOBACCO. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. The loan was payable in 60 monthly installments of $85, plus interest at 4.85% above the LIBOR rate, with a final payment of approximately $3,160. The loan, which was collateralized by a mortgage and a letter of credit of $1,750, was guaranteed by us and by VGR Holding. During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. This loan was payable in 30 monthly installments of $39 plus accrued interest, with an annual interest rate of LIBOR plus 5.12%. These loans were repaid on July 13, 2004 with a portion of the proceeds from the sale of the Timberlake property.

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

         The notes are collateralized by substantially all of VGR Holding's assets, including a pledge of VGR Holding's equity interests in its direct subsidiaries, including Brooke Group Holding, Liggett Vector Brands, Vector Tobacco and New Valley Holdings, Inc., as well as a pledge of the shares of Liggett held by Brooke Group Holding and all of the New Valley securities held by VGR Holding and New Valley Holdings. The purchase agreement for the notes contains covenants, which the Company is in compliance with at September 30, 2004. Among other things, the covenants limit the ability of VGR Holding to make distributions to us to 50% of VGR Holding's net income, unless VGR Holding holds an amount in cash equal to the then principal amount of the notes outstanding ($63,000 at September 30, 2004) after giving effect to the payment of the distribution, and limit additional indebtedness of VGR Holding, Liggett, Vector Tobacco and Liggett Vector Brands to 250% of EBITDA (as defined in the purchase agreements) for the trailing 12 months. The covenants also restrict transactions with affiliates subject to exceptions which include payments to us not to exceed $9,500 per year for permitted operating expenses, and limit the ability of VGR Holding to merge, consolidate or sell certain assets. In August 2004, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $7,000 of the notes at a price of 100% of the principal amount plus accrued interest. We recognized as additional interest expense a loss of $639 in the third quarter of 2004 on the early extinguishment of debt.

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

         VECTOR. We believe that we will continue to meet our liquidity requirements over the next 12 months, although the covenants in the purchase agreement for VGR Holding's notes limit the ability of VGR Holding to make distributions to us unless certain tests are met. Under the terms of these covenants, at September 30, 2004, VGR Holding was generally not permitted to pay distributions to us except for approximately $5,800 of dividends and except for tax sharing payments and specified amounts of operating expenses. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $14,600, dividends on our outstanding shares (currently at an annual rate of approximately $67,610) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

         In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $25.06 at September 30, 2004, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and $132,500 principal amount of the notes were outstanding at September 30, 2004. In October 2004, $8 of the notes were converted.

         Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2004, our deferred income tax liabilities exceeded our deferred income tax assets by $108,082. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

         In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $120,000, including interest, net of tax benefits, through September 30, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of September 30, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

         We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 7%, with the rate adjust quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be materially adversely affected.


OFF-BALANCE SHEET ARRANGEMENTS

         We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2004, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

         In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks' three premium cigarette brands and Trademarks' interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve's guarantee was negligible at September 30, 2004.

         In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and a demand note for $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands' obligation under the agreement was immaterial at September 30, 2004.

         At September 30, 2004, we had outstanding approximately $3,533 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

MARKET RISK

         We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

         As of September 30, 2004, approximately $78,110 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2004, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $942.

         We held investment securities available for sale totaling $17,187 at September 30, 2004. Adverse market conditions could have a significant effect on the value of these investments.


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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2004. No securities of ours were repurchased by us or our affiliated purchasers during the three months ended September 30, 2004.


Item 6.       EXHIBITS


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



Date:  November 9, 2004