Form 10-K
period 2004-12-31
VECTOR GROUP LTD
filed 2005-03-25
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2004

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

100 S.E. Second Street, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)
(305) 579-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $.10 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     Yes ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒     Yes ☐ No
      Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2). ☒     Yes ☐ No
      The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2004 was approximately $435 million.
      At March 14, 2005, Vector Group Ltd. had 41,837,553 shares of common stock outstanding.
Documents Incorporated by Reference:
      Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

PART I

Item 1.	Business
Overview
      Vector Group Ltd., a Delaware corporation, is a holding company for a number of businesses. We hold these businesses through our wholly-owned subsidiary VGR Holding Inc. We are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc., and

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc.
      In recent years, we have undertaken a number of initiatives to streamline the cost structure of our tobacco business and improve operating efficiency and long-term earnings. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for our tobacco operations.
      Effective year-end 2003, we closed Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco’s other cigarette brands was transferred to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina. In July 2004, we completed the sale of the Timberlake facility and equipment.
      In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
      Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. In December 2002, New Valley increased its ownership to 50% in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. In February 2005, New Valley completed the sale for $71.5 million of its two office buildings in Princeton, New Jersey.
      We are controlled by Bennett S. LeBow, our Chairman and the Chairman of New Valley, who beneficially owns approximately 34.9% of our common stock.
      Financial information relating to our business segments can be found in Note 21 to our consolidated financial statements. For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and includes the former operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). References to the Vector Tobacco segment include the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for these purposes, exclude the operations of Medallion.

Strategy
      Our strategy is to maximize shareholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett

•	Capitalize upon Liggett’s cost advantage in the U.S. cigarette market due to the favorable treatment that it receives under settlement agreements with the state attorneys general and the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Bring relevant niche-driven brands to the market in the future, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

Vector Tobacco

•	Take a measured approach to expanding the market presence of the QUEST brand,

•	Continue to pursue the QUEST technology as a smoking cessation aid, and

•	Continue to conduct appropriate studies relating OMNI’s reduction of carcinogens to reduced risk in smoking and review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.

New Valley

•	Continue to grow Douglas Elliman operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest New Valley’s excess funds opportunistically in situations that we believe can maximize shareholder value.
Liggett Group Inc.
      General. Liggett, which is the operating successor to the Liggett & Myers Tobacco Company, is currently the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina.
      Liggett is a wholly-owned subsidiary of Brooke Group Holding Inc., our predecessor and a wholly-owned subsidiary of VGR Holding.
      Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 9 billion cigarettes during 2004 accounted for 2.3% of the total cigarettes shipped in the United States during such year. This market share percentage represents a decrease of 0.1% from 2003 and 2002. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands to become more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE and JADE brands would fall into that category. All of Liggett’s unit volume in 2004 and approximately 94.6% of Liggett’s unit volume in 2003 were in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade.
      Liggett’s cigarettes are produced in approximately 220 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the second largest brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	JADE — a free-standing deep discount menthol brand,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various control and private label brands.
      In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 55.8% of Liggett’s unit volume in 2004, 50.9% in 2003 and 42.1% in 2002. According to Management Science Associates data, Liggett held a share of approximately 7.4% of the overall discount market segment for 2004 compared to 7.3% for 2003 and 6.7% for 2002.
      Liggett’s premium cigarettes represented approximately 6.2% in 2003 and 9.8% in 2002 of Liggett’s revenues. According to Management Science Associates data, Liggett’s unit share of the premium market segment was approximately 0.3% in 2003 and 2002. Until May 1999, Liggett produced four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. As part of the Philip Morris brand transaction (which is further described below) which closed in May 1999, Liggett transferred the L&M, CHESTERFIELD and LARK brands.
      Liggett introduced nationally a new premium cigarette, JADE, in September 2001. JADE is a menthol cigarette with unique holographic packaging. JADE’s sales represented 14.2% of Liggett’s total premium unit sales during 2003 and 27.8% during 2002.
      Effective February 1, 2004, Liggett reduced the JADE and EVE list prices from the premium price level to the deep discount level for JADE and the branded discount level for EVE. During 2003, the net list prices for JADE and EVE were at discount levels after giving effect to promotional spending.
      In March 2005, Liggett Vector Brands announced an agreement with Couche-Tard Inc., which operates over 2,200 convenience stores in the United States under the Circle K and Mac’s names. Liggett Vector Brands will manufacture MONTEGO, a branded discount brand, exclusively for the Circle K and Mac’s stores. The cigarette is the first to be offered under Liggett Vector Brands’ new “Partner Brands” program which offers customers quality product with long-term price stability.
      The source of industry data in this report is Management Science Associates, Inc., an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. Management Science Associates’ information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates developed by Management Science Associates. Effective June 2004, Management Science Associates made three changes in the information it reports as noted below and these changes are reflected in the information presented in this report:

•	Management Science Associates is now reporting actual units shipped by Commonwealth Brands, Inc.

•	Management Science Associates has implemented a new model for estimating unit sales volume for certain of the smaller, primarily deep discount cigarette manufacturers.

•	Management Science Associates has restated volume and the resulting effects on share of market from January 2001 forward.
      The effects of these changes are that total industry volume increased based on new smaller manufacturer estimates and actual reported volume for Commonwealth and, based on the revised industry volume number, market shares for the major tobacco companies, including Liggett, have been restated from January 2001 forward and will be lower. Under the Management Science Associates’ new method for computing market share, Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002 and 2.5% during 2003, as compared to 2.2% during 2001, 2.5% during 2002 and 2.7% during 2003 under the past method. Liggett management continues to believe that the volume and market share information published by Management Science Associates for smaller manufacturers is understated and, correspondingly, share information for the larger manufacturers, including Liggett, is overstated by Management Science Associates.
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
      In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old plant in Durham, North Carolina to the Mebane facility in October 2000. Effective January 1, 2004, Liggett produces all of Vector Tobacco’s cigarette brands at the Mebane facility pursuant to a contract manufacturing agreement.
      At the present time, Liggett has no foreign operations. Liggett does not own the international rights to EVE, which is marketed by Philip Morris in foreign markets. Prior to 2003, Liggett exported other cigarette brands primarily to Eastern Europe and the Middle East. Revenues from export sales were $0.2 million for 2002, with operating income attributable to export sales of approximately $36,000 in 2002. In 2000, Liggett effectively terminated its export business, other than to complete existing contracts, as domestic margins, on even the lowest priced brands, exceeded those of its export sales.
      Business Strategy. Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett receives under the settlement agreements with the state attorneys general and the Master Settlement Agreement. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek to increase efficiency by developing and adopting its organizational structure to maximize profit potential. Liggett intends to expand the portfolio of its private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers. In addition, Liggett may bring niche-driven brands to the market in the future. Liggett may also pursue strategic acquisitions of smaller tobacco manufacturers.

      Sales, Marketing and Distribution. Liggett’s products are distributed from a central distribution center in Mebane to 18 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett’s customers. Liggett’s products are transported from the central distribution centers to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.
      Liggett’s customers are primarily candy and tobacco distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. Liggett’s largest single customer, Speedway SuperAmerica LLC, accounted for approximately 13.8% of its revenues in 2004, 16.6% of its revenues in 2003 and 16.5% of its revenues in 2002. Sales to this customer were primarily in the private label discount segment and constituted approximately 13.8% 2004, 17.7% in 2003 and 18.1% in 2002 of Liggett’s revenues from discount cigarettes. Liggett’s contract with this customer currently extends through June 30, 2005, and the parties are in negotiations for an extension of the contract.
      During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands. This company coordinates and executes the sales and marketing efforts for all of our tobacco operations. With the combined resources of Liggett and Vector Tobacco, Liggett Vector Brands has enhanced distribution and marketing capabilities. In connection with the formation of Liggett Vector Brands, we took a restructuring charge of $3.46 million in the first quarter of 2002, related to the reorganization of our business. As of March 31, 2003, these restructuring activities were substantially completed.
      In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
      Trademarks. All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets. Trademark registrations typically have a duration of ten years and can be renewed at Liggett’s option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett’s trademarks are owned by its wholly-owned subsidiary, Eve Holdings Inc., except for the JADE trademark, which is licensed on a long-term exclusive basis from a third-party for use in connection with cigarettes.
      Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, are generally 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2004, virtually all of Liggett’s commitments were for the purchase of foreign tobacco.
      Liggett’s cigarette manufacturing facilities in Mebane, North Carolina were designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett’s cigarettes are produced in approximately 220 different brand styles under Eve’s trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.
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
      During 2003, Liggett leased two 100 millimeter box packers, which has allowed Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4.5 million.
      The Mebane facility currently produces approximately 9 billion cigarettes per year, but maintains the capacity to produce approximately 16 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transferred production from the Timberlake facility, which has been sold, to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.
      While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.
      Competition. Liggett’s competition is now divided into two segments. The first segment is made up of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., Reynolds American Inc. (following the combination of RJR Tobacco and Brown & Williamson’s United States tobacco businesses in July 2004) and Lorillard Tobacco Company. The three largest manufacturers, while primarily premium cigarette based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell lower quality, deep discount cigarettes.
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
      Many smaller manufacturers and importers have generally not yet been impacted to a significant degree by the Master Settlement Agreement and, because of their significant cost advantages, have primarily focused on the deepest discount segment of the market. Liggett’s management believes, while these companies have significantly increased market share through competitive discounting in this segment, they will lose their cost advantage over time as their payment obligations under the Master Settlement Agreement increase and the agreement’s provisions are more effectively enforced by the states.
      In the cigarette business, Liggett competes on a dual front. The three major manufacturers compete among themselves for premium brand market share, and compete with Liggett and others for discount market share, on the basis of brand loyalty, advertising and promotional activities, and trade rebates and incentives. These three competitors all have substantially greater financial resources and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
      According to Management Science Associates data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 83.2% of the domestic cigarette market in 2004. Liggett’s domestic shipments of approximately 9 billion cigarettes during 2004 accounted for 2.3% of the approximately 394 billion cigarettes shipped in the United States during that year, compared to 9.8 billion cigarettes in 2003 (2.4%) and 9.8 billion cigarettes (2.4%) during 2002.

      Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates data indicating that domestic industry-wide shipments decreased by approximately 1.7% (7 billion units) in 2004. Liggett’s management believes this decline may be overstated due to volume for various smaller manufacturers continuing to be understated by Management Science Associates. However, Liggett’s management does believe that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses, which have contributed to high cigarette price levels in recent years.
      Historically, because of their dominant market share, Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have been able to determine cigarette prices for the various pricing tiers within the industry and the other cigarette manufacturers have brought their prices in line with the levels established by the two industry leaders. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. Recent discounting by manufacturers has been far greater than historical levels, and the actual price gap between premium and deep-discount cigarettes has changed accordingly. This has led to shifts in price segment performance depending upon the actual retail price gaps of products at retail.
      In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American, who will have a combined market share of approximately 76%. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.
      Acquisition of Medallion. In April 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Gary L. Hall, Medallion’s principal stockholder. The total purchase price consisted of $50 million in cash and $60 million in notes, with the notes guaranteed by us and Liggett. Medallion is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Medallion is a participating manufacturer under the Master Settlement Agreement. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.1 billion cigarettes in 2004).
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
      Philip Morris Brand Transaction. In November 1998, we and Liggett granted Philip Morris options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, CHESTERFIELD and LARK, formerly held by Liggett’s subsidiary, Eve.
      Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of Trademarks’ interests, the Class A Voting Interest and the Class B Redeemable Nonvoting Interest. Philip Morris acquired two options to purchase the interests from Eve. In December 1998, Philip Morris paid Eve a total of $150 million for the options, $5 million for the option for the Class A interest and $145 million for the option for the Class B interest.
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
      On May 24, 1999, Trademarks borrowed $134.9 million from a lending institution. The loan is guaranteed by Eve and is collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve’s release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $0.5 million each year with the Class A interest allocated all remaining income or loss of Trademarks.
      Trademarks has granted Philip Morris an exclusive license of the three brands for an 11-year term expiring May 24, 2010 at an annual royalty based on sales of cigarettes under the brands, subject to a minimum annual royalty payment of not less than the annual debt service obligation on the loan plus $1 million.
      If Philip Morris fails to exercise the Class B option, Eve will have an option to put its Class B interest to Philip Morris, or Philip Morris’ designees, at a put price that is $5 million less than the exercise price of the Class B option (and includes Philip Morris’ obtaining Eve’s release from its loan guaranty). The Eve put option is exercisable at any time during the 90-day period beginning March 2, 2010.
      If the Class B option, Trademarks’ redemption right and the Eve put option expire unexercised, the holder of the Class B interest will be entitled to convert the Class B interest, at its election, into a Class A interest with the same rights to share in future profits and losses, the same voting power and the same claim to capital as the entire existing outstanding Class A interest, i.e., a 50% interest in Trademarks.
      Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. As discussed in Note 11 to our consolidated financial statements, the Internal Revenue Service has issued to us a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.
Vector Tobacco Inc.
      Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products.
      QUEST. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in both menthol and nonmenthol styles. Each QUEST style (regular and menthol) offers three different packagings, with decreasing amounts of nicotine - QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary, patented and patent pending processes and materials that enable the production of cigarettes with nicotine-free tobacco that smokes, tastes and burns like tobacco in conventional cigarettes. All six QUEST varieties are being sold in hard packs and are priced comparable to other premium brands.
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
      The premium segment of the tobacco industry continues to experience intense competitive activity, with increased discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In January 2004, QUEST and QUEST Menthol were introduced into an expansion market in Arizona, which accounts for approximately 2% of the industry volume nationwide.
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
      During the second quarter of 2004, we recognized a non-cash charge of $37 million to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
      QUEST brand cigarettes are currently marketed to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation. To emphasize this important point for consumers, Vector Tobacco has included the following additional prominent warning on its QUEST advertising: “WARNING: This product is NOT intended for use in quitting smoking. QUEST is for smokers seeking to reduce nicotine exposure only.” Vector Tobacco makes no claims that QUEST is safer than other cigarette products.
      In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid. We have received guidance from the Food and Drug Administration as to the additional clinical research and regulatory filings necessary to market QUEST as a smoking cessation product. Management believes that obtaining the Food and Drug Administration’s approval to market QUEST as a smoking cessation product will be an important factor in the long-term commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
      The nicotine-free tobacco in QUEST cigarettes is produced by genetically modifying nicotine-producing tobacco plants, using a combination of patented and patent pending processes and materials to produce tobacco plants which are essentially nicotine-free. Management believes that, based on testing at Vector Tobacco’s research facility, the QUEST 3 product will contain trace levels of nicotine that have no discernible physiological impact on the smoker, and that, consistent with other products bearing “free” claims, QUEST 3 may be labeled as “nicotine-free” with an appropriate disclosure of the trace levels. The QUEST 3 product is similarly referred to in this report as “nicotine-free”. As the process genetically blocks formation of nicotine in the root of the plant, the tobacco leaf taste is not affected.
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
      During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5.1 million on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product, and the product is not currently being distributed. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the “reduced carcinogen” message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies relating OMNI’s reduction of carcinogens to reduced risk in smokers and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.
      OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. Traditional tobacco is treated with a complex catalytic system that significantly reduces the levels of certain carcinogens and other toxins. Additionally, OMNI employs the use of an innovative carbon filter, which reduces a wide range of harmful compounds in smoke, yet has no impact on OMNI’s premium taste. Vector Tobacco is committed to continuing its research to find new, innovative ways to further reduce carcinogens as well as other identified substances that may play a role in smoking-related diseases.
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
      Manufacturing and Marketing. The QUEST brands are priced as premium cigarettes and marketed by the sales representatives of Liggett Vector Brands, which coordinates and executes the sales and marketing efforts for all our tobacco operations. In the fourth quarter of 2002, Vector Tobacco began production of QUEST at a facility it had purchased in Timberlake, North Carolina, and converted into a modern cigarette manufacturing plant. In October 2003, we announced that we would close Vector Tobacco’s Timberlake facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. As of January 1, 2004, production of QUEST and Vector Tobacco’s other cigarette brands has been moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina.
      The Mebane facility currently produces approximately 9 billion cigarettes per year, but maintains the capacity to produce approximately 16 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transferred production from Timberlake to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.
      As a result of these actions, we recognized pre-tax restructuring and impairment charges of $21.3 million in 2003, and additional charges of $0.4 million were recognized in 2004. Approximately $2.2 million relate to employee severance and benefit costs, $0.7 million to contract termination and exit and moving costs, and $18.8 million to non-cash asset impairment charges. Machinery and equipment to be disposed of was reduced to fair value less costs to sell during 2003.
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of the Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25.8 million. In connection with the closing, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $0.4 million, all of which has been recognized by the Company in 2004. Approximately $5.2 million of the proceeds from the sale were used at closing to retire debt secured by the Timberlake property.
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
      Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of our tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, sublet its New York office space in July 2004 and relocated several employees. As a result of these actions, we recognized additional pre-tax restructuring charges of $2.7 million in 2004, including $0.8 million relating to employee severance and benefit costs and $1.9 million for contract termination and other associated costs. Approximately $0.5 million of these charges represent non-cash items.
      Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 were estimated to be at least $23 million beginning in 2004.
      On October 6, 2004, we announced an additional plan to restructure the operations of Liggett Vector Brands, our sales, marketing and distribution agent for our Liggett and Vector Tobacco subsidiaries. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
      As a result of the actions announced in October 2004, we currently expect to realize annual cost savings of approximately $30 million beginning in 2005. We recognized pre-tax restructuring charges of $10.6 million in 2004. Approximately $5.7 million of the charges related to employee severance and benefit costs and approximately $4.9 million to contract termination and other associated costs. Approximately $2.5 million of these charges represented non-cash items. Additionally, we incurred other charges in 2004 for various compensation and related payments to employees which were related to the restructuring. These charges of $1.7 million were included in operating, selling, administrative and general expenses. Management will continue to review opportunities for additional cost savings in our tobacco business.
      The OMNI product used traditional tobaccos, and the QUEST 3 product uses genetically modified tobacco grown specifically for Vector Tobacco. The Quest 1 and 2 products use a mixture of the genetically modified tobacco as well as traditional tobaccos.
      The introduction of the QUEST and OMNI brands required the expenditure of substantial sums for advertising and sales promotion. The advertising media used included age appropriate magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities are conducted by distribution of store coupons, point-of-sale display and advertising, advertising in print media, and personal contact with distributors, retailers and consumers.
      Expenditures by Vector Tobacco for research and development activities were $8.1 million in 2004, $9.8 million in 2003 and $9.7 million in 2002.
      Competition. Vector Tobacco’s competitors generally have substantially greater resources than it, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced that it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke. RJR Tobacco has stated that in 2003 it began a phased expansion into a select number of retail chain outlets of a cigarette product that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. In 2002, Brown & Williamson Tobacco Corporation announced it was test marketing a new cigarette with reduced levels of many toxins which it may introduce on a national basis. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco’s reduced nicotine, nicotine-free and reduced carcinogen products.
      Intellectual Property. Vector Tobacco is the exclusive sublicensee of the technology for reducing or eliminating nicotine in tobacco through certain genetic engineering techniques. Patents encompassing this technology have been issued in the United States and more than 70 countries. Patent applications encompassing this technology remain pending in the United States and various other countries around the world.
      Vector Tobacco has filed patent applications in the United States, Europe, Japan and Hong Kong relating to the use of palladium and other compounds to reduce the presence of carcinogens and other toxins. A patent encompassing this technology has been issued in the United States.
      Extensive research related to the biological basis of tobacco-related disease is being conducted at Vector Tobacco and together with third-party collaborators. This research is being directed by Dr. Anthony P. Albino, our Vice President of Public Health. Vector Tobacco believes that as this research progresses, it will generate additional intellectual property.
      Risks. Vector Tobacco’s new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, recovery of costs of inventory, the need to obtain Food and Drug Administration approval to market QUEST as a smoking cessation product, potential disputes concerning Vector Tobacco’s intellectual property, intellectual property of third parties, potential extensive government regulation or prohibition, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining tobacco, other raw materials and any technology needed to produce Vector Tobacco’s products, market acceptance of Vector Tobacco’s products, competition from companies with greater resources and the dependence on key employees. See the section entitled “Risk Factors”.
Legislation, Regulation and Litigation
      Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett’s management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which state that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart and vascular disease, and emphysema.
      Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972, Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising and on certain categories of point-of-sale display materials relating to cigarettes. The Federal Cigarette Labeling and Advertising Act requires that packages of cigarettes distributed in the United States and cigarette advertisements in the United States bear one of the following four warning statements: “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy”; “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health”; “SURGEON GENERAL’S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight”; and “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide”. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning “Smoking is Addictive” on its cigarette packages.
      In August 1996, the Food and Drug Administration filed in the Federal Register a final rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the FDA’s authority to assert such jurisdiction, as well as challenging the constitutionality of the rules. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA rule and began to phase in compliance with certain of the proposed FDA regulations.
      Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on us.
      In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.1 billion over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $23 million for the first year of the program which began January 1, 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
      Effective October 22, 2004, Liggett increased the list price of all its brands by $0.65 per carton. The increase was taken due to the recently passed federal tobacco buyout legislation.
      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court’s ruling, has continued to provide ingredient disclosure. Liggett also provides ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation, and the Senate bill providing for FDA regulation also calls for, among other things, ingredient disclosure.
      In February 1996, the United States Trade representative issued an “advance notice of proposed rule making” concerning how tobaccos imported under a previously established tobacco tariff rate quota should be allocated. Currently, tobacco imported under the quota is allocated on a “first-come, first-served” basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an “end-user licensing” system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on us.

      A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending on the federal and state level which seek, among other things, to eliminate smoking in public places, to further restrict displays and advertising of cigarettes, require additional warnings, including graphic warnings, on cigarette packaging and advertising, ban vending machine sales and curtail affirmative defenses of tobacco companies in product liability litigation. This trend has had, and is likely to continue to have, an adverse impact on us.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with the current federal excise tax, may currently exceed $4.00 per pack. In 2004, 10 states enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes.
      Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for “fire-safe” or self-extinguishing cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Liggett and Vector Tobacco have not historically provided products that would be compliant under these new OFPC regulations, and certain design and manufacturing changes have been necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have complied with these New York regulatory requirements. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its QUEST brand while discussions are pending. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the Federal Trade Commission and the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on Vector Tobacco’s business, operating results and prospects.
      The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and an increase in smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2004, there were approximately 330 individual suits, approximately 18 purported class actions or actions where class certification has been sought and approximately 17 governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. There are six individual actions where Liggett is the only defendant, with trial in one of these cases currently scheduled for March 2005 and trial in another scheduled for May 2005. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $0.5 million against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $0.8 million. Liggett has appealed the verdict. In February 2005, in another of these cases, a state court jury in Florida returned a verdict in favor of Liggett. The plaintiff’s post-trial motion seeking a new trial is pending. These cases are referred to herein as though commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or against Brooke Group Holding, our predecessor, and a wholly-owned subsidiary of VGR Holding). The plaintiffs’ allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.
      The claims asserted in the health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.
      In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20 billion annually. The action asserts claims under three federal statutes: the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In September 2000, the court dismissed the government’s claims based on the Medical Care Recovery Act and the Medicare Secondary Payor provisions, reaffirming its decision in July 2001. In the September 2000 ruling, the court also determined not to dismiss the government’s RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289 billion is an appropriate remedy in the case. In April 2004, the court denied Liggett’s motion to be dismissed from the case. Trial of the case began in September 2004 and is proceeding. In February 2005, the United States Court of Appeals for the District of Columbia upheld the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. The government has stated that it intends to appeal.
      In June 2001, the United States Attorney General assembled a team of three Department of Justice lawyers to work on a possible settlement of the federal lawsuit. The government lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached.
      Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants’ price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants’ motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. A Kansas state court, in the case of Smith v. Philip Morris Companies Inc., et al., granted class certification in November 2001. In April 2003, plaintiffs’ motion for class certification was granted in Romero v. Philip Morris Companies Inc., a case pending in New Mexico state court. In February 2005, the New Mexico Supreme Court affirmed the trial court’s certification order. Liggett is one of the defendants in the Kansas and New Mexico cases.
      In 1996, 1997 and 1998, Brooke Group Holding and Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Brooke Group Holding and Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
      In November 1998, Philip Morris, RJR Tobacco, Brown & Williamson, Lorillard and Liggett entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those settling jurisdictions. As described above, Brooke Group Holding and Liggett had previous settlements with a number of these settling states. The Master Settlement Agreement received final judicial approval in each of the 52 settling jurisdictions.
      Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to Management Science Associates data, domestic shipments by Liggett and Vector Tobacco accounted for 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003 and 2.3% during 2004. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the annual and strategic contribution payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31.1 million for their 2001 Master Settlement Agreement obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37.5 million for their 2002 Master Settlement Agreement obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their Master Settlement Agreement payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the Master Settlement Agreement whereby Liggett and Vector Tobacco agreed to pay $2.5 million in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50.3 million for their 2003 Master Settlement Agreement obligations. Liggett and Vector Tobacco have expensed $23.3 million for their estimated Master Settlement Agreement obligations for 2004 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the Master Settlement Agreement, the original participating manufacturers (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

Year	Amount

2005 — 2007	$8.0 billion
2008 — 2017	$8.1 billion
2018 and each year thereafter	$9.0 billion
      These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each participating manufacturer and are not the responsibility of any parent or affiliate of a participating manufacturer.
      Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $2 million per year for the period 2001 through 2004, or a total of approximately $8 million, and require Liggett to pay an additional amount of approximately $2 million per year in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement.
      Liggett has objected to this retroactive change, and intends to challenge it by way of arbitration or court proceeding if it is ultimately implemented. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible for several reasons, including that:

•	utilization of net unit amounts is not required by the Master Settlement Agreement (as reflected by, among other things, the utilization of gross unit amounts for the past six years),

•	such a change is not authorized without the consent of affected parties to the Master Settlement Agreement,

•	the Master Settlement Agreement provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption), and

•	Liggett and others have relied upon the calculations based on gross unit amounts for the past six years.
      The Master Settlement Agreement replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the Master Settlement Agreement, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained “most-favored nations” provisions, which could reduce Liggett’s and Brooke Group Holding’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that based, on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states have been eliminated, except for a $100,000 a year payment to Minnesota negotiated in 2003, to be paid any year cigarettes manufactured by Liggett are sold in that state. With respect to all non-economic obligations under the previous settlements, both Brooke Group Holding and Liggett are entitled to the most favorable provisions as between the Master Settlement Agreement and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the Master Settlement Agreement.
      In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations provisions of the settlements agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure its purported default.
      No amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the Master Settlement Agreement, due to the recalculation of the Participating Manufacturers’ payment obligations, or under the settlement agreements with these three states. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional material payments under the Master Settlement Agreement and the settlement agreements with these three states, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
      Cigarette manufacturers that have not signed the Master Settlement Agreement (“non-participating manufacturers”) are required by law to make escrow deposits in each settling state where they sell cigarettes. The amount of escrow deposit is based on the number of cigarettes the non-participating manufacturer sells in the settling state. The escrow deposits are intended as a source of funds to pay potential future judgments against the non-participating manufacturers for smoking-related healthcare costs. Forty-three states have passed, and various states are considering, legislation intended to prevent non-participating manufacturers from evading their escrow deposit obligations. Under this legislation, distributors are prohibited from selling or applying excise tax stamps to any cigarette brand that is not on a state-approved list. In order for a brand to be on the state-approved list, the manufacturer must be a compliant party to the Master Settlement Agreement, or must be a non-participating manufacturer that has made all required escrow deposits. Failure to make escrow deposits in a settling state could result in the loss of a non-participating manufacturer’s ability to sell tobacco products in that state. Additionally, 39 states have enacted, and several other states have pending, legislation, known as an “allocable share” amendment, that is designed to correct a loophole in the settling states’ escrow statutes. The loophole allows many non-participating manufacturers to obtain a refund of monies deposited into escrow, and thereby reduce, in many cases substantially, the amounts they deposit into escrow.
      There is a suit pending against New York state officials, in which importers of cigarettes allege that the Master Settlement Agreement and certain New York statutes enacted in connection with the Master Settlement Agreement violate federal antitrust law. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the Master Settlement Agreement and certain related New York statutes, but the court issued a preliminary injunction against the “allocable share” provision of the New York escrow statute. Plaintiffs have appealed the trial court’s September 2004 order to the extent that it denied their request for a preliminary injunction. Challenges to the “allocable share” amendments in Kentucky, Ohio and Tennessee are pending in those states. Courts in Idaho and Louisiana recently dismissed challenges to the “allocable share” amendments in those states. Liggett is not a defendant in either of these cases.

      On August 30, 2004, we announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intend to initiate proceedings against the Attorneys General for violating the terms of the Master Settlement Agreement. Our subsidiaries allege that the Attorneys General violated their rights and the Master Settlement Agreement by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a/ General Tobacco when, on August 19, 2004, the Attorneys General entered into an agreement with General Tobacco allowing it to become a subsequent participating manufacturer under the Master Settlement Agreement. General Tobacco imports discount cigarettes manufactured in Colombia, South America.
      In the notice sent to the Attorneys General, our subsidiaries indicate that they will seek to enforce the terms of the Master Settlement Agreement, void the General Tobacco agreement and enjoin the settling states and National Association of Attorneys General from listing General Tobacco as a participating manufacturer on their websites.
      In May 1994, an action entitled Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, Eleventh Judicial Circuit, Dade County, Florida, was filed against Liggett and others. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial was to be conducted before separate juries to address absent class members’ claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. In April 2000, the jury awarded compensatory damages of $12.7 million to the three plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5.8 million, was not timely filed. In July 2000, the jury awarded approximately $145 billion in the punitive damages portion of Phase II against all defendants including $790 million against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court’s final judgment, which provided for interest at the rate of 10% per year on the jury’s award, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett appealed the court’s order.
      In May 2003, Florida’s Third District Court of Appeals decertified the Engle class and set aside the jury’s decision in the case against Liggett and the other cigarette makers, including the $145 billion punitive damages award. The intermediate appellate court ruled that there were multiple legal bases why the class action trial, including the punitive damages award, could not be sustained. The court found that the class failed to meet the legal requirements for class certification and that class members needed to pursue their claims on an individualized basis. The court also ruled that the trial plan violated Florida law and the appellate court’s 1996 certification decision, and was unconstitutional. The court further found that the proceedings were irretrievably tainted by class counsel’s misconduct and that the punitive damages award was bankrupting under Florida law.
      In October 2003, the Third District Court of Appeals denied class counsel’s motions seeking, among other things, a rehearing by the court. Class counsel filed a motion with the Florida Supreme Court to invoke discretionary review on the basis that the Third District Court of Appeals decision construes the due process provisions of the state and federal constitutions and conflicts with other appellate and supreme court decisions.

In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the Third District Court’s ruling is not upheld on further appeal, it will have a material adverse effect on us.
      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790 million punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3.45 million bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, we recorded a $9.7 million pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37.5 million (subsequently reduced by the court to $25.1 million) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $0.5 million against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $0.8 million. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.
      It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.
      Liggett’s and Vector Tobacco’s management is unaware of any material environmental conditions affecting its existing facilities. Liggett’s and Vector Tobacco’s management believes that current operations are conducted in accordance with all environmental laws and regulations. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett or Vector Tobacco.
      Liggett’s management believes that it is in compliance in all material respects with the laws regulating cigarette manufacturers.
      See Note 15 to our consolidated financial statements, which contain a description of legislation, regulation and litigation and of the Master Settlement Agreement and Brooke Group Holding’s and Liggett’s other settlements.

Liggett-Ducat Ltd.
      In August 2000, Brooke (Overseas) Ltd., a wholly-owned subsidiary of VGR Holding, completed the sale of all of the membership interests of Western Tobacco Investments LLC to Gallaher Overseas (Holdings) Ltd. Brooke (Overseas) held its 99.9% equity interest in Liggett-Ducat Ltd., a Russian joint stock company, through its subsidiary Western Tobacco Investments LLC. Liggett-Ducat, one of Russia’s leading cigarette producers since 1892, produced or had rights to produce 26 different brands of cigarettes, including Russian brands such as PEGAS, PRIMA, NOVOSTI and BELOMORKANAL, and American blend cigarettes under the names DUKAT and LD.
      The purchase price for the sale consisted of $334.1 million in cash and $64.4 million in assumed debt and capital commitments. The proceeds generated from the sale were divided among Brooke (Overseas) and Western Realty Development LLC, a joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P., in accordance with the terms of the participating loan. Of the net cash proceeds from the transaction, Brooke (Overseas) received $197.1 million, New Valley received $57.2 million and Apollo received $68.3 million. We recorded a gain of $161 million (including our share of New Valley’s gain), net of income taxes and minority interests, in connection with the sale in 2000.
New Valley Corporation
      New Valley, a Delaware corporation, is engaged in the real estate business and is seeking to acquire additional operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds, through its New Valley Realty Division, a 50% interest in the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton New Jersey. New Valley (NASDAQ: NVAL) is registered under the Securities Exchange Act of 1934 and files periodic reports and other information with the SEC.
      As of March 14, 2005, VGR Holding holds, either directly or indirectly through VGR Holding’s wholly-owned subsidiary, New Valley Holdings, Inc., approximately 55.1% of the common shares of New Valley.
      New Valley was originally organized under the laws of New York in 1851 and operated for many years under the name “Western Union Corporation”. In 1991, bankruptcy proceedings were commenced against New Valley. In January 1995, New Valley emerged from bankruptcy. As part of the plan of reorganization, New Valley sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.
      In October 1999, New Valley’s board of directors authorized the repurchase of up to 2,000,000 common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2004, New Valley had repurchased 1,229,515 shares for approximately $4.9 million.
      Business Strategy. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. Following the distribution of the Ladenburg Thalmann Financial Services shares and the disposition of New Valley’s remaining assets in Russia in December 2001 and April 2002, New Valley has been engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business, to acquire additional real estate properties and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. New Valley may also seek from time to time to dispose of such businesses and properties when favorable market conditions exist. New Valley’s cash and investments (aggregating approximately $78.5 million at December 31, 2004 and $101.5 million at March 11, 2005) are available for general corporate purposes, including for acquisition purposes.
      As a result of the sale of the office buildings in February 2005, New Valley’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2003 and 2004, have been treated as discontinued operations in the accompanying consolidated financial statements.

      Douglas Elliman Realty, LLC.
      During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, which conducts business as Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. In October 2004, upon receipt of required regulatory approvals, the former owners of Douglas Elliman Realty contributed to Douglas Elliman Realty their interests in the related mortgage company.
      In March 2003, Douglas Elliman Realty purchased the New York City–based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had a principal amount of $9.5 million, bears interest at 12% per annum and is due in March 2013. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.
      New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley recorded income of $11.6 million in 2004, $1.2 million in 2003 and $0.6 million in 2002 associated with Douglas Elliman Realty. New Valley’s equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and 44% of the mortgage company’s results from operations.
      Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 54 offices with more than 2,800 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $10 billion of real estate in 2004 and approximately $6.8 billion of real estate in 2003. In 2003, Douglas Elliman Realty was ranked as the ninth largest residential brokerage company in the United States based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $286.8 million in 2004, $179.9 million in 2003 and $59.3 million in 2002.
      Douglas Elliman was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 12 New York City offices, with more than 1,100 real estate agents, and had sales volume of approximately $5.9 billion of real estate in 2004 and approximately $4 billion in 2003.
      Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 42 offices and more than 1,700 real estate agents. During 2004, Prudential Douglas Elliman Real Estate closed approximately 7,975 transactions, representing sales volume of approximately $4.2 billion of real estate. This compared to approximately 6,955 transactions closed in 2003, representing approximately $2.8 billion of real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.

          New Valley Realty Division
      Office Buildings. On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54.3 million. The two adjacent buildings, located at 100 and 150 College Road West, were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space.
      New Valley acquired a fee simple interest in each office building (subject to certain rights of existing tenants) and in the underlying land for each property. Space in the office buildings was leased to commercial tenants and, as of December 31, 2004, the office buildings were approximately 98% occupied.
      To finance a portion of the purchase price for the office buildings, on the closing date, New Valley borrowed $40.5 million from HSBC Realty Credit Corporation (USA). The loan had a term of four years, bore interest at a floating rate of 2% above LIBOR, and was collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal was amortized to the extent of $53,635 per month during the term of the loan. The loan was prepayable without penalty and was non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.
      In October 2004, New Valley entered into various extensions of the leases at the office buildings. As a result of the extensions, the average remaining lease term of tenants increased to approximately eight years and the major tenant, a leading drug company, increased the amount of space leased.
      In February 2005, New Valley completed the sale of the two office buildings for $71.5 million to an entity advised by Falcon Real Estate Investment Company, L.P. The Company retired the outstanding mortgage ($39.2 million principal amount at December 31, 2004) at closing with the proceeds of the sale. As a result of the sale, New Valley’s real estate leasing operations have been treated as discontinued operations in the accompanying consolidated financial statements.
      Hawaiian Hotel. In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $11.9 million in the project and had committed to make additional investments of up to an aggregate of $0.6 million as of December 31, 2004. New Valley accounts for its investment in Koa Investors under the equity method and recorded losses of $1.8 million in 2004, $0.3 million in 2003 and $1.3 million in 2002 associated with the Kona Surf Hotel. Koa Investors’ losses in 2004 primarily represented losses from operations and management fees. Koa Investors’ losses in 2003 primarily represented management fees. Koa Investors’ losses in 2002 primarily represented management fees and the loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004.
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
      A subsidiary of Koa Investors has entered into an agreement with Sheraton Operating Corporation, a subsidiary of Starwood Hotels and Resorts Worldwide, Inc., for Sheraton to manage the hotel. Following a major renovation, the property reopened in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star family resort with approximately 525 rooms. The renovation of the property includes comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and spa, retail stores and new restaurants. A 10,000 square foot convention center, wedding chapel and other revenue producing amenities are also being restored. In April 2004, a subsidiary of Koa Investors closed on a $57 million construction loan to fund the renovation.

      Sales of Shopping Centers. In May 2002, New Valley disposed of its remaining shopping center in Kanawha, West Virginia and recorded a gain of $0.6 million for the year ended December 31, 2002, which represented the shopping center’s negative book value, in connection with the disposal. No proceeds were received in the disposal.
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
      In March 2005, we, along with New Valley and its directors, settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration for BrookeMil in 1997. As part of the settlement, which is subject to court approval, Vector Group will pay New Valley $7 million, and New Valley will pay legal fees and expenses of up to $2.15 million. See Note 15 to our consolidated financial statements.
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
      Western Realty Development made a $30 million participating loan to Western Tobacco Investments LLC which held the interest of Brooke (Overseas) in Liggett-Ducat Ltd., which was engaged in the tobacco business in Russia. In August 2000, Western Tobacco Investments was sold to Gallaher Group Plc and the proceeds were divided between us and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in 2000.
      In December 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of its interests in Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22 million, and Apollo received approximately $9.5 million. New Valley recorded a loss of approximately $21.8 million in connection with the sale in 2001.
      Western Realty Repin. In June 1998, New Valley and Apollo organized Western Realty Repin to finance the acquisition and preliminary development by BrookeMil of two adjoining sites totaling 10.25 acres located in Moscow across the river from the Kremlin. The Kremlin sites were planned for development as a residential and hotel complex.
      In April 2002, New Valley sold the shares of BrookeMil for approximately $22 million before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley’s remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7.5 million of the net proceeds from the sale and Apollo received approximately $12.5 million of the proceeds. New Valley recorded a gain on the sale of real estate of approximately $8.5 million for the year ended December 31, 2002.

          Former Broker-Dealer Operations
      In May 1995, New Valley acquired Ladenburg Thalmann & Co. Inc. for $25.8 million, net of cash acquired. Ladenburg Thalmann & Co. is a full service broker-dealer, which has been a member of the New York Stock Exchange since 1879. In December 1999, New Valley sold 19.9% of Ladenburg Thalmann & Co. to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement.
      On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bore interest at 7.5% per annum and were convertible into shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services common stock from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., Ladenburg Thalmann Financial Services borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of 8.5% senior convertible notes due December 31, 2005. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.
      In December 2001, New Valley distributed its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. At the same time, we distributed the 12,694,929 shares of Ladenburg Thalmann Financial Services common stock, that we received from New Valley, to the holders of our common stock as a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley, and our stockholders received 0.348 of a Ladenburg Thalmann Financial Services share for each share of ours.
      In 2002, Ladenburg Thalmann Financial Services borrowed a total of $5 million from New Valley. The loans, which bear interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services received at least $5 million in total proceeds. In November 2002, New Valley agreed, in connection with a $3.5 million loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.
      New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5 million of notes issued in 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services’ operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.
      In November 2004, New Valley entered into a debt conversion agreement with Ladenburg Thalmann Financial Services and the other remaining holder of the convertible notes. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18 million, together with the accrued interest, into common stock of Ladenburg Thalmann Financial Services. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5 million of Ladenburg Thalmann Financial Services common stock at $0.45 per share.
      The note conversion transaction was approved by the Ladenburg Thalmann Financial Services shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9.9 million of principal and accrued interest, was converted into 19,876,358 shares of Ladenburg Thalmann

Financial Services common stock and New Valley purchased 11,111,111 Ladenburg Thalmann Financial Services shares.
      Ladenburg Thalmann Financial Services borrowed $1.75 million from New Valley in 2004 and an additional $1.75 million in the first quarter 2005. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of Ladenburg Thalmann Financial Services common stock.
      On March 4, 2005, New Valley announced that it would distribute the 19,876,358 shares of Ladenburg Thalmann Financial Services common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special dividend. We announced that we would, in turn, distribute the 10,947,448 shares of Ladenburg Thalmann Financial Services common stock that we would receive from New Valley to the holders of our common stock as a special dividend. The special dividends will be accomplished through pro rata distributions of the Ladenburg Thalmann Financial Services shares to be paid on March 30, 2005 to holders of record as of March 18, 2005. New Valley stockholders will receive approximately 0.852 of a Ladenburg Thalmann Financial Services share for each share of New Valley, and our stockholders will receive approximately 0.24 of a Ladenburg Thalmann Financial Services share for each share of ours.
      Following the distribution, New Valley will continue to hold the 11,111,111 shares of Ladenburg Thalmann Financial Services common stock (approximately 9.2% of the outstanding shares), the $5 million of Ladenburg Thalmann Financial Services’ notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.
      Howard M. Lorber and Richard J. Lampen, executive officers and directors of New Valley, and Henry C. Beinstein, a director of New Valley and Vector Group, also serve as directors of Ladenburg Thalmann Financial Services, and Bennett S. LeBow, the Chairman and Chief Executive Officer of New Valley, served as a director of Ladenburg Thalmann Financial Services until September 2003. Victor M. Rivas, a director of New Valley, served as President and CEO of Ladenburg Thalmann Financial Services until his retirement on March 31, 2004 as an officer and director of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley’s Vice President, Treasurer and Chief Financial Officer, served as Chief Financial Officer of Ladenburg Thalmann Financial Services from June 2001 to October 2002. In 2002, Ladenburg Thalmann Financial Services accrued compensation of $0.1 million for Mr. Kirkland in connection with his services, which was paid in four quarterly installments commencing April 1, 2003. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of Vector Group, New Valley’s principal stockholder, and Robert J. Eide and Jeffrey S. Podell, directors of Ladenburg Thalmann Financial Services, serve as directors of Vector Group.
      As of December 31, 2004, long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $2.4 million. New Valley has committed to make an additional investment in one of these limited partnerships of up to $0.7 million.
Employees
      At December 31, 2004, we had approximately 456 employees, of whom approximately 278 were employed at Liggett’s Mebane facility, approximately 39 were employed by Vector Tobacco and Vector Research and approximately 119 were employed by Liggett Vector Brands. Approximately 46% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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

RISK FACTORS
We and our subsidiaries have a substantial amount of indebtedness.
      We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2004, we and our subsidiaries had total outstanding indebtedness (including embedded derivative liability and beneficial conversion feature related to convertible notes) of $298.9 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
      We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiary, VGR Holding Inc. In addition to our own cash resources, our ability to pay interest on our convertible notes and to pay dividends on our common stock depends on the ability of VGR Holding to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett, its wholly-owned subsidiary, and New Valley, in which we indirectly hold an approximately 55.1% interest, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement permits Liggett to pay cash dividends to VGR Holding only if Liggett’s borrowing availability exceeds $5 million for the 30 days prior to payment of the dividend and immediately after giving effect to the dividend, and so long as no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.
      As the controlling stockholder of New Valley, we must deal fairly with New Valley, which may limit our ability to enter into transactions with New Valley that result in the receipt of cash from New Valley and to influence New Valley’s dividend policy. In addition, since we indirectly own only approximately 55.1% of the common shares of New Valley, a significant portion of any cash and other assets distributed by New Valley will be received by persons other than us and our subsidiaries.
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
Our liquidity could be adversely affected if taxing authorities prevail in their assertion that we incurred a tax obligation in 1998 and 1999 in connection with the Philip Morris brand transaction.
      In connection with the 1998 and 1999 transaction with Philip Morris Incorporated, in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150 million and $129.9 million, respectively, rather than upon the exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $121 million, including interest, net of tax benefits, through December 31, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. In addition, we have filed a protest with the Appeals Division of the Internal Revenue Service. Although no payment is due with respect to these matters during the appeal process, interest is accruing on the disputed amounts.
      There is a risk that the taxing authorities will ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we will be required to make such tax payments prior to 2009 or 2010. If that were to occur and any necessary financing were not available to us, our liquidity could be materially adversely affected, which in turn would materially adversely affect the value of our common stock.
Liggett faces intense competition in the domestic tobacco industry.
      Liggett is considerably smaller and has fewer resources than its major competitors and, as a result, has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest cigarette manufacturers controlled approximately 83.2% of the United States cigarette market during 2004. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.3% of the premium segment and 47.5% of the total domestic market during 2004. During 2004, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 2.3%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. The other cigarette manufacturers historically have brought their prices into line with the levels established by these two major manufacturers.
      In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American Inc. This transaction will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American, who will have a combined market share of approximately 76%. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which would harm us and the value of the notes and our common stock.
Liggett’s business is highly dependent on the discount cigarette segment.
      Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. All of Liggett’s unit volume in 2004, and approximately 94.6% of Liggett’s unit sales in 2003, were generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market increased to 7.4% in 2004 from 7.3% in 2003 and 6.7% in 2002, Management Science Associates data indicate that the discount market share of these other smaller manufacturers and importers increased to 39% in 2004 from 37.8% in 2003 and 33.5% in 2002 due to their increased competitive discounting. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.

Liggett’s market share is susceptible to decline.
      In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett’s unit sales and market share increased during each of 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. During 2004, Liggett’s unit sales and market share declined compared to the prior year. This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates data, Liggett’s overall domestic market share during 2004 was 2.3% compared to 2.4% during 2003 and 2002. Liggett’s share of the premium segment was 0.2% in 2003 and 0.3% in 2002, and its share of the discount segment during 2004 was 7.4%, up from 7.3% in 2003 and 6.7% in 2002. If Liggett’s market share continues to decline, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
      Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 1.7% during 2004. According to Management Science Associates data, domestic industry-wide shipments decreased by 4.1% in 2003 compared to 2002. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Litigation and regulation will continue to harm the tobacco industry.
      The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2004, there were approximately 330 individual suits, 18 purported class actions and 17 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. The government has stated it intends to appeal. Trial of the case began in September 2004 and is proceeding. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
      There are six individual actions where Liggett is the only defendant, with trial in one of these cases currently scheduled for March 2005 and trial in another scheduled for May 2005. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $0.5 million against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $0.8 million. Liggett has appealed the verdict.
      In May 2003, a Florida intermediate appellate court overturned a $790 million punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme

Court agreed to review the case. Oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3.45 million bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6.27 million into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3.45 million statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37.5 million (subsequently reduced by the court to $25.1 million) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
      In recent years, there have been a number of restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation, which in turn could negatively affect the value of our common stock.
Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states.
      Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $2 million per year for the period 2001 through 2004, or a total of approximately $8 million, and require Liggett to pay an additional amount of approximately $2 million per year in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible and has objected to the change. Liggett intends to challenge it by way of arbitration or court proceeding if it is ultimately implemented.
      In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure its purported default in payment.

      No amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the Master Settlement Agreement, due to the recalculation of the Participating Manufacturers’ payment obligations, or under the settlement agreements with these three states. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional material payments under the Master Settlement and the settlement agreements with these three states, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
Liggett has significant sales to a single customer.
      During 2004, 13.8% of Liggett’s total revenues and 13.4% of our consolidated revenues were generated by sales to Liggett’s largest customer. Liggett’s contract with this customer currently extends through June 30, 2005. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett’s results of operations could be materially adversely affected.
Liggett may be adversely affected by recent legislation to eliminate the federal tobacco quota system.
      In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota system and price support system. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.1 billion over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. We currently estimate that Liggett’s assessment will be approximately $23 million for the first year of the program which began January 1, 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
Excise tax increases adversely affect cigarette sales.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with the current federal excise tax, may currently exceed $4.00 per pack. In 2004, 10 states enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Further substantial federal or state excise tax increases could accelerate the trend away from smoking and could have a material adverse effect on Liggett’s sales and profitability, which in turn could negatively affect the value of our common stock.
Vector Tobacco is subject to risks inherent in new product development initiatives.
      We have made, and plan to continue to make, significant investments in Vector Tobacco’s development projects in the tobacco industry. Vector Tobacco is in the business of developing and marketing the low nicotine and nicotine-free QUEST cigarette products and developing reduced risk cigarette products. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development. There is a risk that continued investments in Vector Tobacco will harm our results of operations, liquidity or cash flow.
      The substantial risks facing Vector Tobacco include:
      Risks of market acceptance of new products. In November 2001, Vector Tobacco launched nationwide its reduced carcinogen OMNI cigarettes. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of only approximately $5.1 million on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product, and the product is not currently in distribution. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI from other conventional cigarettes with consumers through the “reduced carcinogen” message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies relating OMNI’s reduction of carcinogens to reduced risk in smokers and, based on these studies, we will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success. OMNI has not been a commercially successful product to date, and there is a risk that we will be unable to take action to significantly increase the level of OMNI sales in the future.
      Vector Tobacco introduced its low nicotine and nicotine-free QUEST cigarettes in an initial seven-state market in January 2003 and in Arizona in January 2004. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, we determined to postpone indefinitely the national launch of QUEST. A national launch of the QUEST brands would require the expenditure of substantial additional sums for advertising and sales promotion, with no assurance of consumer acceptance. Low nicotine and nicotine-free cigarettes may not ultimately be accepted by adult smokers and also may not prove to be commercially successful products. Adult smokers may decide not to purchase cigarettes made with low nicotine and nicotine-free tobaccos due to taste or other preferences, or due to the use of genetically modified tobacco or other product modifications.
      Recoverability of costs of inventory. At December 31, 2004, approximately $1.6 million of our inventory was associated with Vector Tobacco’s QUEST product. We estimate an inventory reserve for excess quantities and obsolete items, taking into account future demand and market conditions. During the second quarter of 2004, we recognized a non-cash charge of $37 million to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.
      Third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarettes and the development of reduced risk cigarette products. With respect to OMNI, which is not currently being distributed by Vector Tobacco, reductions in carcinogens have not yet been proven to result in a safer cigarette. Like other cigarettes, the OMNI and QUEST products also produce tar, carbon monoxide, other harmful by-products, and, in the case of OMNI, increased levels of nitric oxide and formaldehyde. There are currently no specific governmental standards or parameters for these products and product claims. There is a risk that federal or state regulators may object to Vector Tobacco’s reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its QUEST brand while discussions are pending. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s defense against such claims could require it to incur substantial expense and to divert significant efforts of its scientific and marketing personnel. An adverse determination in a judicial proceeding or by a regulatory agency could have a material and adverse impact on Vector Tobacco’s business, operating results and prospects.
      Potential extensive government regulation. Vector Tobacco’s business may become subject to extensive additional domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the Food and Drug Administration, the Federal Trade Commission and the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on Vector Tobacco’s business, operating results and prospects.
      Necessity of obtaining Food and Drug Administration approval to market QUEST as a smoking cessation product. In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. We have received guidance from the Food and Drug Administration as to the additional clinical research and regulatory filings necessary to market QUEST as a smoking cessation product. We believe that obtaining the Food and Drug Administration’s approval to market QUEST as a smoking cessation product will be an important factor in the long-term commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
      Competition from other cigarette manufacturers with greater resources. Vector Tobacco’s competitors generally have substantially greater resources than Vector Tobacco has, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke. RJR Tobacco has stated that in 2003 it began a phased expansion into a select number of retail chain outlets of a cigarette product that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. In 2002, Brown & Williamson Tobacco Corporation announced it was test marketing a new cigarette with reduced levels of many toxins which it may introduce on a national basis. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with Vector Tobacco’s reduced carcinogen and low nicotine and nicotine-free products.
      Potential disputes concerning intellectual property. Vector Tobacco’s ability to commercially exploit its proprietary technology for its reduced carcinogen and low nicotine and nicotine-free products depends in large part on its ability to obtain and defend issued patents, to obtain further patent protection for its existing technology in the United States and other jurisdictions, and to operate without infringing on the patents and proprietary rights of others both in the United States and abroad. Additionally, it must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.
      Intellectual property rights, including Vector Tobacco’s patents (owned or licensed), involve complex legal and factual issues. Any conflicts resulting from third party patent applications and granted patents could significantly limit Vector Tobacco’s ability to obtain meaningful patent protection or to commercialize its technology. If necessary patents currently exist or are issued to other companies that contain competitive or conflicting claims, Vector Tobacco may be required to obtain licenses to use these patents or to develop or obtain alternative technology. Licensing agreements, if required, may not be available on acceptable terms or at all. If licenses are not obtained, Vector Tobacco could be delayed in, or prevented from, pursuing the further development or marketing of its new cigarette products. Any alternative technology, if feasible, could take several years to develop.
      Litigation which could result in substantial cost also may be necessary to enforce any patents to which Vector Tobacco has rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights which may affect Vector Tobacco’s rights. Vector Tobacco also may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention or in opposition proceedings in foreign counties or jurisdictions, which could result in substantial costs. There is a risk that its licensed patents would be held invalid by a court or administrative body or that an alleged infringer would not be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or any interference or opposition proceedings could have a material and adverse effect on Vector Tobacco’s business, operating results and prospects.
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
      Dependence on key scientific personnel. Vector Tobacco’s business depends on the continued services of key scientific personnel for its continued development and growth. The loss of Dr. Anthony Albino, Vice President of Public Health, could have a serious negative impact upon Vector Tobacco’s business, operating results and prospects.
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
      Potential delays in obtaining tobacco, other raw materials and any technology needed to produce products. Vector Tobacco is dependent on third parties to produce tobacco and other raw materials that Vector Tobacco requires to manufacture its products. In addition, the growing of new tobacco and new seeds is subject to adverse weather conditions. Vector Tobacco may also need to obtain licenses to technology subject to patents or proprietary rights of third parties to produce its products. The failure by such third parties to supply Vector Tobacco with tobacco, other raw materials and technology on commercially reasonable terms, or at all, in the absence of readily available alternative sources, would have a serious negative impact on Vector Tobacco’s business, operating results and prospects. There is also a risk that interruptions in the supply of these materials and technology may occur in the future. Any interruption in their supply could have a serious negative impact on Vector Tobacco.
The actual costs and savings associated with restructurings of our tobacco business may differ materially from amounts we estimate.
      In recent years, we have undertaken a number of initiatives to streamline the cost structure of our tobacco business and improve operating efficiency and long-term earnings. For example, during 2002, the sales, marketing and support functions of our Liggett and Vector Tobacco subsidiaries were combined. Effective year-end 2003, we closed Vector Tobacco’s Timberlake, North Carolina manufacturing facility and moved all production to Liggett’s facility in Mebane, North Carolina. In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands, effective December 15, 2004. We may consider various additional opportunities to further improve efficiencies and reduce costs. These prior and current initiatives have involved material restructuring and impairment charges, and any future actions taken are likely to involve material charges as well. These restructuring charges are based on our best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income. Although we may estimate that substantial cost savings will be associated with these restructuring actions, there is a risk that these actions could have a serious negative impact on our tobacco business and that any estimated increases in profitability cannot be achieved.
New Valley is subject to risks relating to the industries in which it operates.
      Risks of real estate ventures. New Valley has two significant investments, Douglas Elliman Realty, LLC and the Sheraton Keauhou Bay Resort & Spa (which reopened in the fourth quarter 2004), where it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.
      New Valley may pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.
      Risks relating to the residential brokerage business. Through its investment in Douglas Elliman Realty, LLC, New Valley is subject to the risks and uncertainties endemic to the residential brokerage business. Both Douglas Elliman and Prudential Douglas Elliman Real Estate operate as franchisees of The Prudential Real Estate Affiliates, Inc. Prudential Douglas Elliman operates each of its offices under its franchiser’s brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of the two brokerage companies’ business. Prudential Douglas Elliman’s franchiser also has the right to terminate Douglas Elliman’s and Prudential Douglas Elliman’s franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreements and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman’s or Prudential Douglas Elliman’s franchise agreement could adversely affect New Valley’s investment in Douglas Elliman Realty, LLC.
      Interest rates in the United States are currently at historically low levels. The low interest rate environment in recent years has significantly contributed to high levels of existing home sales and residential prices and has positively impacted Douglas Elliman Realty’s operating results. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. Any of the following could have a material adverse effect on Douglas Elliman Realty’s residential business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

•	periods of economic slowdown or recession,

•	a change in the current low interest rate environment resulting in rising interest rates,

•	decreasing home ownership rates, or

•	declining demand for real estate.
      All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty and New Valley’s investment in that company.
New Valley’s potential investments are unidentified and may not succeed.
      New Valley currently holds a significant amount of marketable securities and cash not committed to any specific investments. This subjects a security holder to increased risk and uncertainty because a security holder will not be able to evaluate how this cash will be invested and the economic merits of particular investments.

There may be substantial delay in locating suitable investment opportunities. In addition, New Valley may lack relevant management experience in the areas in which New Valley may invest. There is a risk that New Valley will fail in targeting, consummating or effectively integrating or managing any of these investments.
We depend on our key personnel.
      We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.
While we believe our controls systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
      We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
We have many potentially dilutive securities outstanding.
      At December 31, 2004, we had outstanding options granted to employees to purchase approximately 8,849,964 shares of our common stock, at prices ranging from $7.28 to $37.60 per share, of which options for 8,473,807 shares were exercisable at December 31, 2004. We also have outstanding two series of convertible notes maturing in July 2008 and November 2011, which are currently convertible into 9,556,211 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.
Our stock price may be volatile.
      The trading price of our common stock has ranged between $13.86 and $17.22 per share over the past 52 weeks. The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•	the depth and liquidity of the trading market for our common stock,

•	quarterly variations in its actual or anticipated operating results,

•	changes in investors’ and analysts’ perceptions of the business and legal risks facing us and the tobacco industry,

•	changes in estimates of its earnings by investors and analysts, and

•	announcements or activities by its competitors.

Item 2.	Properties
      Our and New Valley’s principal executive offices are located in Miami, Florida. We lease 13,849 square feet of office space from an unaffiliated company in an office building in Miami, which we share with New Valley and various of our and their subsidiaries. New Valley has entered into an expense-sharing arrangement for its use of such office space. The lease expires in November 2009.
      We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2013. Approximately 9,000 square feet of such space has been subleased to third parties for the balance of the term of the lease. New Valley’s operating properties are discussed above under the description of New Valley’s business.
      Substantially all of Liggett’s tobacco manufacturing facilities, consisting principally of factories and distribution and storage facilities, are located in or near Mebane and Durham, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2004, the principal properties owned or leased by Liggett are as follows:

		Owned	Approximate
		or	Total Square
Type	Location	Leased	Footage

Office and Manufacturing Complex	Durham, NC	Owned	836,000
Warehouse	Durham, NC	Leased	128,000
Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	50,000
Warehouse	Mebane, NC	Leased	30,000
      Liggett’s Durham, North Carolina complex consists of seven major structures over approximately nine acres. Included are Liggett’s former manufacturing plant, a research facility and offices. Liggett leases portions of these facilities to Vector Tobacco and Vector Research Ltd. In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina. The option agreement permits the purchaser to acquire the property, during a two-year period expiring July 15, 2005, at a purchase price of $15 million. Liggett has received nonrefundable option fees of $1.25 million. Liggett will be entitled to receive additional option fees of $0.25 million during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.
      In November 1999, 100 Maple LLC, a newly formed entity owned by Liggett, purchased an approximately 240,000 square foot manufacturing facility located on 42 acres in Mebane, North Carolina. In October 2000, Liggett completed a 60,000 square foot warehouse addition at the Mebane facility, and finished the relocation of its tobacco manufacturing operations to Mebane. Liggett also leases two smaller warehouses in Mebane.
      In June 2001, a subsidiary of Vector Tobacco purchased an approximately 350,000 square foot manufacturing facility located on approximately 56 acres in Timberlake, North Carolina. In the first quarter of 2002, Vector Tobacco began production at the facility. As of January 1, 2004, the Timberlake facility was closed, and production of Vector Tobacco’s brands moved to Liggett’s Mebane facility. In July 2004, the sale of the Timberlake property and equipment closed.
      Liggett Vector Brands leases approximately 24,000 square feet of office space in Research Triangle Park, North Carolina. The lease expires in October 2007.
      Liggett’s management believes that its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

Item 3.	Legal Proceedings
      Liggett (and, in certain cases, Brooke Group Holding) and other United States cigarette manufacturers have been named as defendants in numerous, direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. “Business — Liggett Group Inc. — Legislation, Regulation and Litigation”. Reference is made to Note 15 to our consolidated financial statements, which contains a general description of certain legal proceedings to which Brooke Group Holding, Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the last quarter of 2004, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 14, 2005. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors of the respective company.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Bennett S. LeBow	67	Chairman of the Board and Chief Executive Officer	1990
Howard M. Lorber	56	President and Chief Operating Officer	2001
Richard J. Lampen	51	Executive Vice President	1996
Joselynn D. Van Siclen	64	Vice President, Chief Financial Officer and Treasurer	1996
Marc N. Bell	44	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	51	President and Chief Executive Officer of Liggett	2000
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
      Howard M. Lorber has been our President and Chief Operating Officer and a director of ours since January 2001. Since November 1994, Mr. Lorber has served as President and Chief Operating Officer of New Valley, where he also serves as a director. Mr. Lorber has been Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates since 1975; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan’s Famous, Inc., a chain of fast food restaurants; a consultant to us and Liggett from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and

Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University.
      Richard J. Lampen has served as the Executive Vice President of us since July 1996. Since October 1995, Mr. Lampen has served as the Executive Vice President of New Valley and since November 1998 as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley with an interest in a direct mail and telemarketing services company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley, CDSI Holdings and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
      Joselynn D. Van Siclen has been Vice President, Chief Financial Officer and Treasurer of us since May 1996, and currently holds various positions with certain of VGR Holding’s subsidiaries, including Vice President and Treasurer of Eve since April 1994 and May 1996, respectively. Prior to May 1996, Ms. Van Siclen served as our Director of Finance and was employed in various accounting capacities with our subsidiaries since 1992. Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P.
      Marc N. Bell has been the Vice President of us since January 1998, the General Counsel and Secretary of us since May 1994 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Since November 1994, Mr. Bell has served as Associate General Counsel and Secretary of New Valley and since February 1998, as Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein • Badillo • Wagner • Harding in New York, New York.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

			Cash
Year	High	Low	Dividends

2004:
Fourth Quarter	$16.92	$14.87	$.40
Third Quarter	16.75	14.30	.38
Second Quarter	16.50	13.86	.38
First Quarter	17.38	15.40	.38

2003:
Fourth Quarter	$16.43	$13.63	$.38
Third Quarter	16.55	12.69	.36
Second Quarter	16.37	9.94	.36
First Quarter	13.15	9.97	.36
      At March 8, 2005, there were approximately 496 holders of record of our common stock.
      The declaration of future cash dividends is within the discretion of our Board of Directors and is subject to a variety of contingencies such as market conditions, earnings and our financial condition as well as the availability of cash.
      Liggett’s revolving credit agreement currently prohibits Liggett from paying dividends to VGR Holding unless Liggett’s borrowing availability exceeds $5 million for the thirty days prior to payment of the dividend, and immediately after giving effect to the dividend, and it is in compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.
      We paid 5% stock dividends on September 27, 2002, September 29, 2003 and September 29, 2004 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.
Issuer Purchases of Equity Securities
      No securities of ours were repurchased by us or our affiliated purchasers during the fourth quarter of 2004.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues(1),(4)	$498,860	$529,385	$503,078	$447,382	$415,055
Income (loss) from continuing operations	4,039	(16,132)	(31,819)	21,200	167,754
Income (loss) from discontinued operations	2,689	522	25	(537)	8,285
Loss from extraordinary items(2)	—	—	—	—	(1,821)
Net income (loss)	6,728	(15,610)	(31,794)	20,663	174,218
Per basic common share(3):
Income (loss) from continuing operations	$0.10	$(0.40)	$(0.82)	$0.62	$5.86
Income (loss) from discontinued operations	$0.06	$0.02	—	$(0.02)	$0.29
Loss from extraordinary items	—	—	—	—	$(0.06)
Net income (loss) applicable to common shares	$0.16	$(0.38)	$(0.82)	$0.60	$6.09
Per diluted common share(3):
Income (loss) from continuing operations	$0.10	$(0.40)	$(0.82)	$0.54	$5.23
Income (loss) from discontinued operations	$0.06	$0.02	—	$(0.01)	$0.26
Loss from extraordinary items	—	—	—	—	$(0.06)
Net income (loss) applicable to common shares	$0.16	$(0.38)	$(0.82)	$0.53	$5.43
Cash distributions declared per common share(3)	$1.54	$1.47	$1.40	$1.33	$1.03
Balance Sheet Data:
Current assets	$242,124	$314,741	$376,815	$515,727	$269,942
Total assets	535,895	628,212	707,270	688,903	425,848
Current liabilities	119,835	173,086	184,384	141,629	138,775
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	280,289	299,977	307,028	225,415	39,890
Noncurrent employee benefits, deferred income taxes, minority interests and other long-term liabilities	220,574	201,624	193,561	208,501	234,734
Stockholders’ equity (deficit)	(84,803)	(46,475)	22,297	113,358	12,449

(1)	Revenues include excise taxes of $175,674, $195,342, $192,664, $151,174 and $116,116, respectively.
(2)	Represents loss resulting from the early extinguishment of debt.
(3)	Per share computations include the impact of 5% stock dividends on September 29, 2004, September 29, 2003, September 27, 2002, September 28, 2001 and September 28, 2000.
(4)	Revenues in 2002 include $35,199 related to the Medallion acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Thousands, Except Per Share Amounts)
Overview
      We are a holding company for a number of businesses. We are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc., and

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc.
      In recent years, we have undertaken a number of initiatives to streamline the cost structure of our tobacco business and improve operating efficiency and long-term earnings. During 2002, the sales and marketing functions, along with certain support functions, of our Liggett and Vector Tobacco subsidiaries were combined into a new entity, Liggett Vector Brands Inc. This company coordinates and executes the sales and marketing efforts for our tobacco operations.
      Effective year-end 2003, we closed Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of QUEST and Vector Tobacco’s other cigarette brands was transferred to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina. In July 2004, we completed the sale of the Timberlake facility and equipment.
      In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
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
      Our majority-owned subsidiary, New Valley Corporation, is currently engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. In December 2002, New Valley increased its ownership to 50% in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, New Jersey.
      All of Liggett’s unit volume in 2004 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions. Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the deep discount level for JADE and the branded discount level for EVE.
      Liggett’s cigarettes are produced in approximately 220 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the second largest brand in the deep discount category,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	JADE — a free-standing deep discount menthol brand,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various control and private label brands.
      In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 55.8% of Liggett’s unit volume in 2004 and 50.9% of Liggett’s unit volume in 2003.
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
      In recent years, the domestic tobacco business has experienced the following trends:

•	Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices,

•	Narrower price spreads between the premium and all discount segments resulting from aggressive premium price promotions by larger competitors including Philip Morris and Reynolds American, while price spreads between the traditional discount and the deep discount markets have been maintained due to the continued influx of smaller companies producing or importing low quality, deep discount cigarettes, and

•	Loss of market share for discount cigarettes such as those sold by Liggett due to a continued increase in market share by the smaller cigarette companies producing low quality, deep discount cigarettes.
      In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in both menthol and non-menthol styles. Each QUEST style (regular and menthol) offers three different packagings, with decreasing amounts of nicotine — QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize a proprietary process that enables the production of nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparably to other premium brands.
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
      In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid. We have received guidance from the Food and Drug Administration as to the additional clinical research and regulatory filings necessary to market QUEST as a smoking cessation product. Management believes that obtaining the Food and Drug Administration’s approval to market QUEST as a smoking cessation product will be an important factor in the long-term commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
      In November 2001, Vector Tobacco launched nationwide OMNI, the first reduced carcinogen cigarette that tastes, smokes and burns like other premium cigarettes. The OMNI cigarettes are produced using a patent pending process developed by Vector Tobacco. In comparison to comparable styles of the leading U.S. cigarette brand, OMNI cigarettes produce significantly lower levels of many of the recognized carcinogens and toxins that the medical community has identified as major contributors to lung cancer and other diseases in smokers. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5,100 on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco has not been actively marketing the OMNI product, and the product is not currently being distributed. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product, due in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the “reduced carcinogen” message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies relating OMNI’s reduction of carcinogens to reduced risk in smokers and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.
Recent Developments
      Lawsuit Settlement. In March 2005, we, along with New Valley and its directors, settled a stockholder derivative suit that alleges, among other things, that New Valley paid excessive consideration to purchase our BrookeMil Ltd. subsidiary in 1997. For additional information concerning the suit, see Note 15 to our consolidated financial statements. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the agreement, we will pay New Valley $7,000, and New Valley will pay legal fees and expenses of up to $2,150. We recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement.
      Issuance of Convertible Notes. In November 2004, we sold $65,500 of our 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the balance of the remaining additional notes were purchased during the first quarter of 2005. The net proceeds of the initial issuance of the notes were used in November 2004 to redeem all of VGR Holding’s outstanding 10% senior secured notes due March 31, 2006.
      Tobacco Quota Elimination. In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $23,000 for the first year of the program which began January 1, 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
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
      Timberlake Sale. In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. In connection with the sale, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400, all of which has been recognized in 2004. Approximately $5,200 of the proceeds from the sale were used to retire debt secured by the Timberlake property.
      Repurchase of Notes. In connection with an amendment to the note purchase agreement for VGR Holding’s 10% senior secured notes due March 31, 2006, proceeds from the Timberlake sale were used to repurchase $7,000 of the notes in August 2004, at a price of 100% of the principal amount plus accrued interest. In November 2004, the remaining $63,000 of the notes were retired at par with the proceeds from our issuance of convertible notes. The redemption price, together with accrued interest, totaled approximately $65,170. We recognized a loss of $5,333 in 2004 on the early extinguishment of debt.
      Liggett Vector Brands Restructurings. Liggett Vector Brands, as part of the continuing effort to adjust the cost structure of our tobacco business and improve operating efficiency, eliminated 83 positions during April 2004, sublet its New York office space and relocated several employees. As a result of these actions, we recognized pre-tax restructuring charges of $2,735 in 2004, including $798 relating to employee severance and benefit costs and $1,937 for contract termination and other associated costs. Approximately $503 of these charges represent non-cash items.
      On October 6, 2004, we announced an additional plan to restructure the operations of Liggett Vector Brands, our sales, marketing and distribution agent for our Liggett and Vector Tobacco subsidiaries. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
      As a result of the actions announced in October 2004, we currently expect to realize annual cost savings of approximately $30,000 beginning in 2005. We recognized pre-tax restructuring charges of $10,583 in 2004, with $5,659 of the charges related to employee severance and benefit costs and $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges represented non-cash items. Additionally, we incurred other charges in 2004 for various compensation and related payments to employees which were related to the restructuring. These charges of $1,670 were included in operating, selling, administrative and general expenses.
      Timberlake Restructuring. In October 2003, we announced that we would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, has been moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina.
      The Mebane facility currently produces approximately 9 billion units per year, but maintains the capacity to produce approximately 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and all production was transferred from Timberlake to Mebane by December 31, 2003. As part of the transition, we eliminated approximately 150 positions.
      As a result of these actions, we recognized pre-tax restructuring and impairment charges of $21,696, of which $21,300 was recognized in 2003 and the remaining $396 was recognized in 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell during 2003.
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
      Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 were estimated to be at least $23,000 beginning in 2004. Management believes the anticipated annual cost savings have been achieved beginning in 2004. Management will continue to review opportunities for additional cost savings in our tobacco business.
      Amended Liggett Credit Facility. In April 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaced Liggett’s previous $40,000 facility with Congress. The facility is collateralized by all inventories and receivables of Liggett and a first mortgage on the Mebane, North Carolina plant and manufacturing equipment.
      Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $121,000, including interest, net of tax benefits, through December 31, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of December 31, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
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
      Real Estate Acquisitions. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale.
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
      New Valley holds a 50% interest in Koa Investors LLC, the owner of the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with approximately 525 rooms.
      New Valley accounts for its 50% interests in Douglas Elliman Realty and Koa Investors on the equity method.
      Industry Data. The source of industry data in this report is Management Science Associates, Inc., an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. Management Science Associates’ information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates developed by Management Science Associates. Effective June 2004, Management Science Associates made three changes in the information it reports as noted below and these changes are reflected in the information presented in this report:

•	Management Science Associates is now reporting actual units shipped by Commonwealth Brands, Inc.

•	Management Science Associates has implemented a new model for estimating unit sales volume for certain of the smaller, primarily deep discount cigarette manufacturers.

•	Management Science Associates has restated volume and the resulting effects on share of market from January 2001 forward.

      The effects of these changes are that total industry volume increased based on new smaller manufacturer estimates and actual reported volume for Commonwealth and, based on the revised industry volume number, market shares for the major tobacco companies, including Liggett, have been restated from January 2001 forward and will be lower. Under Management Science Associates’ new method for computing market share, Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002 and 2.5% during 2003, as compared to 2.2% during 2001, 2.5% during 2002 and 2.7% during 2003 under the past method. Liggett management continues to believe that the volume and market share information published by Management Science Associates for smaller manufacturers is understated and, correspondingly, share information for the larger manufacturers, including Liggett, is overstated by Management Science Associates.
Recent Developments in Legislation, Regulation and Litigation
      The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2004, there were approximately 330 individual suits, 18 purported class actions and 17 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. The government has stated it intends to appeal. Trial of the case began on September 21, 2004 and is proceeding. In one of these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
      There are six individual actions where Liggett is the only defendant, with trial in one of these cases currently scheduled for March 2005 and trial in another scheduled for May 2005. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in another of these cases, a state court jury in Florida returned a verdict in favor of Liggett. The plaintiff’s post-trial motion for a new trial is pending.
      In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its QUEST brand while discussions are pending. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings.
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
Critical Accounting Policies
      General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, embedded derivative liability, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.
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
      Marketing Costs. We record marketing costs as an expense in the period to which such costs relate. We do not defer the recognition of any amounts on our consolidated balance sheets with respect to marketing costs. We expense advertising costs as incurred, which is the period in which the related advertisement initially appears. We record consumer incentive and trade promotion costs as a reduction in revenue in the period in which these programs are offered, based on estimates of utilization and redemption rates that are developed from historical information.
      Restructuring and Asset Impairment Charges. We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2002, 2003 and 2004. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. As discussed further below, the asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to estimate the fair value of assets to be disposed of. On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity’s commitment to an exit plan in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These restructuring charges are based on management’s best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.
      Impairment of Long-Lived Assets. We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be fully recoverable. Examples of such events or changes in circumstances include a significant adverse charge in the manner in which a long-lived asset, or group of assets, is being used or a current expectation that, more likely than not, a long-lived asset, or group of assets, will be disposed of before the end of its estimated useful life. The estimate of fair value of our long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.
      In October 2003, we announced that we would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility and produce its cigarette products at Liggett’s Mebane, North Carolina facility. We evaluated the net realizable value of the long-lived assets located at the Timberlake facility which is no longer used in operations. Based on management’s estimates of the values, we initially recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003 on machinery and equipment. As of June 30, 2004, we decreased the asset impairment accrual to reflect the actual amounts to be realized from the Timberlake sale and to reduce values of other excess machinery and equipment in accordance with SFAS No. 144.
      Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 15 of our consolidated financial statements and above under the heading “Recent Developments in Legislation, Regulation and Litigation”, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.
      Settlement Agreements. As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $23,315 for 2004, $35,854 for 2003 and $35,412 for 2002. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

      Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the notes, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and is classified as a derivative liability on the consolidated balance sheet. At December 31, 2004, with the issuance of $1,405 of additional notes, the derivative liability was estimated at $25,686. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense.
      After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($13,625 on the issuance dates) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense in 2004 of $247 due to the amortization of the debt discount attributable to the beneficial conversion feature.
      Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At December 31, 2004, approximately $1,595 of our inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
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
      Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,500 for 2004, and we currently anticipate such expense will be approximately $4,250 for 2005. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2005 and ending on December 31, 2005. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Results of Operations
      The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley’s common shares was 58.2% at December 31, 2004.
      For purposes of this discussion and other consolidated financial reporting, our significant business segments for each of the three years ended December 31, 2004 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

2004 compared to 2003 and 2003 compared to 2002

	For the Year Ended December 31,

	2004		2003		2002

	(Dollars in thousands)
Revenues:
Liggett	$484,898		$503,231		$494,975
Vector Tobacco	13,962		26,154		7,442

Total tobacco	498,860		529,385		502,417

Real estate	—		—		661

Total revenues	$498,860		$529,385		$503,078

Operating income (loss):
Liggett	$110,675	(1)	$119,749		$102,718	(3)
Vector Tobacco	(64,942	)(1)	(92,825	)(2)	(88,159)

Total tobacco	45,733		26,924		14,559

Real estate	—		—		(763)
Corporate and other	(30,286)		(26,434)		(32,688)

Total operating income (loss)	$15,447	(1)	$490	(2)	$(18,892	)(3)

(1)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory impairment charge at Vector Tobacco in 2004.

(2)	Includes restructuring and impairment charges of $21,300 in 2003.

(3)	Includes restructuring charges of $3,460 in 2002.

2004 Compared to 2003
      Revenues. Total revenues were $498,860 for the year ended December 31, 2004 compared to $529,385 for the year ended December 31, 2003. This 5.8% ($30,525) decrease in revenues was due to an $18,333 or 3.6% decrease in revenues at Liggett and a $12,192 or 46.6% decrease in revenues at Vector Tobacco.
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
      All of Liggett’s sales in 2004 were in the discount category. In 2004, net sales at Liggett totaled $484,898, compared to $503,231 in 2003. Revenues decreased by 3.6% ($18,333) due to an 8.6% decrease in unit sales volume (approximately 833 million units) accounting for $43,288 in unfavorable volume variance and $1,018 in unfavorable sales mix partially offset by a combination of list price increases and reduced promotional spending of $25,973. The favorable price variance of $25,973 in 2004 gives effect to approximately $1,400 of costs associated with the buy down of unpromoted EVE inventory at retail due to the price reduction discussed above. Net revenues of the LIGGETT SELECT brand increased $17,513 in 2004 compared to in 2003, and its unit volume increased 0.2% in 2004 compared to 2003.
      Revenues at Vector Tobacco were $13,962 in 2004 compared to $26,154 in 2003, a 46.6% decline, due to decreased sales volume. Vector Tobacco’s revenues in both years related primarily to sales of QUEST. Given market place conditions, and the results we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand.
      Tobacco Gross Profit. Tobacco gross profit excluding the inventory write-down at Vector Tobacco of $37,000 in the second quarter was $210,197 in 2004 compared to $189,768 in 2003, an increase of $20,429 or 10.8% when compared to last year, due primarily to the reduction in promotional spending, price increases discussed above at Liggett and lower estimated Master Settlement Agreement expense at Liggett and Vector Tobacco. Liggett’s brands contributed 97.9% to our tobacco gross profit and Vector Tobacco contributed 2.1% in 2004. In 2003, Liggett brands contributed 104.7% to our gross profit and Vector Tobacco’s brands cost 4.7%.
      Liggett’s gross profit of $205,814 in 2004 increased $7,585 from gross profit of $198,229 in 2003. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 66.2% in 2004 compared to 63.1% in 2003. This increase in Liggett’s gross profit in 2004 was attributable to the items discussed above.
      Vector Tobacco’s gross profit, excluding the inventory write-down, was $4,383 in 2004 compared to negative gross profit of $8,879 in 2003. The increase was due to the cost savings realized with the closing of Vector Tobacco’s Timberlake facility and the transfer of production, commencing January 1, 2004, to Liggett’s facility in Mebane, as well as decreased promotional expense.
      Expenses. Operating, selling, general and administrative expenses, net of restructuring charges, were $144,051 in 2004 compared to $167,978, a decrease of $23,927. The effects of the restructurings were offset by a charge in 2004 of $4,177 (net of minority interests) in connection with the settlement of the shareholder derivative lawsuit. Expenses at Liggett were $84,064 in 2004 compared to $78,480, an increase of $5,584 in 2004. The increase in 2004 was due primarily to increased selling, marketing and administrative expenses allocated from Liggett Vector Brands of $12,388 and $1,670 of various additional compensation payments made to retained employees which were related to the Liggett Vector Brands restructuring, offset by a decrease in sales and marketing research costs and point of sales material and distribution costs of $6,040 and a decrease in product liability legal expenses and other litigation costs of $1,012. Liggett’s product liability legal expenses and other litigation costs were $5,110 in 2004 compared to $6,122 in 2003. Expenses at Vector Tobacco in 2004 were $29,702 compared to expenses of $83,946 in 2003, a decrease of $54,244, due to the closing and sale of the Timberlake facility, related reduction in headcount and reduced expense allocation from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the selling, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, in 2004, the increased selling, marketing and administrative expenses allocated to Liggett of $12,388 had a corresponding decrease in such expenses at Vector Tobacco compared to the allocation of these expenses between the segments during in 2003. These modifications did not affect the consolidated financial statements.
      The operating, selling, general and administrative expenses above are net of restructuring charges of $13,699 and an inventory impairment charge of $37,000 in 2004. The restructuring charges relate to the closing of the Timberlake facility, the loss on the sublease of Liggett Vector Brands’ New York office space and the Liggett Vector Brands’ restructurings. Liggett recognized $11,075 in restructuring charges and Vector Tobacco recognized $2,624 in addition to the inventory impairment. Restructuring and impairment charges in 2003 were $21,300 and related to the closing of Vector Tobacco’s Timberlake facility.
      In 2004, Liggett’s operating income decreased to $110,675 compared to $119,749 for the prior year due primarily to lower sales volume and the restructuring charges of $11,075. Vector Tobacco’s operating loss which included the second quarter inventory impairment charge of $37,000 and restructuring charges of $2,624 was $64,942 in 2004 compared to a loss of $92,825 in 2003, which included the restructuring charge of $21,300 for the closing of the Timberlake facility.
      Other Income (Expenses). In 2004, other income (expenses) was a loss of $9,341 compared to a loss of $20,264 in 2003. In 2004, interest expense of $25,077 and loss on extinguishment of debt of $5,333 were offset by equity income from non-consolidated New Valley real estate businesses of $9,782, a gain on sale of investments of $8,664 and interest and dividend income of $2,563. The equity income resulted from income at New Valley of $11,612 from Douglas Elliman Realty, LLC offset by a loss of $1,830 related to New Valley’s investment in Koa Investors, LLC, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii. In 2003, interest expense of $26,592 and a loss on extinguishment of debt of $1,721 were offset by interest and dividend income of $4,696, a gain on sale of investments of $1,955, equity income from non-consolidated real estate businesses of $901 and a gain on sale of assets of $478.
      Income (Loss) from Continuing Operations. The income from continuing operations before income taxes and minority interests in 2004 was $6,106 compared to a loss of $19,774 for in 2003. Income tax benefit was $6,960 and minority interests in income of subsidiaries was $9,027 in 2004. This compared to a tax benefit of $666 and minority interests in losses of subsidiaries of $2,976 in 2003. The effective tax rates for the years ended December 31, 2004 and 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of changes in New Valley’s valuation allowance, which resulted in the recognition of $9,000 of deferred tax assets at December 31, 2004, the intraperiod tax allocation between income from continuing operations and discontinued operations, non-deductible expenses and state income taxes.
      Significant Fourth Quarter 2004 Adjustments. Fourth quarter 2004 income from continuing operations included $6,155 restructuring charge related to Liggett Vector Brands, $4,177 charge (net of minority interests) for settlement of shareholder derivative suit and $4,694 loss on extinguishment of debt related to retirement of VGR Holding’s senior secured notes. Fourth quarter 2004 income from discontinued operations included a $2,231 gain (net of minority interests of $2,478 and income taxes of $5,272) from the reversal of tax and bankruptcy accruals previously established by New Valley following resolution of these matters.

2003 Compared to 2002
      Revenues. Total revenues were $529,385 for the year ended December 31, 2003 compared to $503,078 for the year ended December 31, 2002. This 5.2% ($26,307) increase in revenues was primarily due to a $8,256 or 1.7% increase in revenues at Liggett and an $18,712 increase in revenues at Vector Tobacco.
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

      For the year ended December 31, 2003, net sales at Liggett totaled $503,231, compared to $494,975 for the year ended December 31, 2002. Revenues increased by 1.7% ($8,256) due to list price increases net of promotional spending of $13,423 and a favorable sales mix of $1,749 offset by a 1.4% decrease in unit sales volume (approximately 137 million units) accounting for $6,916 in unfavorable volume variance. Revenues at Vector Tobacco in 2003 were $26,154 and related primarily to sales of QUEST compared to revenues of $7,442, which related primarily to sales of OMNI, in 2002.
      Premium sales at Liggett in 2003 amounted to $31,184 and represented 6.2% of total Liggett sales, compared to $44,621 and 9.0% of total sales for 2002. In the premium segment, revenues decreased by 30.1% ($13,437) for the year ended December 31, 2003 compared to 2002, due to an unfavorable price variance of $10,179, primarily associated with promotional activities, and an unfavorable volume variance of $3,258, reflecting a 7.3% decrease in unit sales volume (approximately 41 million units).
      The decline in Liggett’s premium sales revenue during the 2002 and 2003 periods reflects both the decrease in sales volume of premium-priced cigarettes and increased promotional spending on premium brands driven primarily by weak economic conditions, substantial excise tax increases in many states, and significant promotional and pricing activity from the major U.S. cigarette manufacturers. Also impacting the decline in net revenues was the shift from significant free goods activity in 2002 (recorded in cost of goods sold) to other promotional activity recorded as a reduction of revenue in 2003.
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
      Tobacco Gross Profit. Tobacco gross profit was $189,768 for the year ended December 31, 2003 compared to $157,795 for the year ended December 31, 2002, an increase of $31,973 or 20.3% when compared to last year, due primarily to the price increases discussed above at Liggett and increased sales and reduced costs associated with the operations of Vector Tobacco. Liggett’s brands contributed 104.7% to our gross profit, and Vector Tobacco cost 4.7% for the year ended December 31, 2003. In 2002, Liggett brands contributed 112.3% to our gross profit and Vector Tobacco cost 12.3%.
      Liggett’s gross profit of $198,229 for the year ended December 31, 2003 increased $20,998 from gross profit of $177,231 in 2002. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 63.1% for the year ended December 31, 2003 compared to 58.3% for 2002, with gross profit for the premium segment increasing to 56.6% for the year ended December 31, 2003 compared to 45.0% for 2002 and gross profit for the discount segment increasing to 63.5% in 2003 from 59.9% in 2002. This increase in Liggett’s gross profit in 2003 is due to an increase in revenues, lower excise taxes due to reduced unit sales and reduced cost of goods sold due to decreased use of free promotional product.
      Vector Tobacco had negative gross profit of $8,879 for 2003 and $19,436 for 2002. The negative gross profit reflected significant initial promotional costs associated with the QUEST launch in 2003 and the OMNI launch in 2002. The negative gross profit in both years also reflected costs associated with excess manufacturing capacity at Vector Tobacco’s Timberlake facility and various inventory charges.
      Expenses. Operating, selling, general and administrative expenses were $167,978 for the year ended December 31, 2003 compared to $173,888 for the prior year. Expenses at Liggett were $78,480 for the year ended December 31, 2003 compared to $74,513 for the prior year, an increase of $3,967, due primarily to a larger sales force with the formation of Liggett Vector Brands as well as increased depreciation expenses related to equipment upgrades at Liggett’s Mebane, North Carolina facility and increased legal, marketing and pension expenses. Operating expenses at Liggett include Liggett’s product liability legal expenses and other litigation costs of $6,122 in 2003 compared with $4,931 in 2002. Expenses at Vector Tobacco for the year ended December 31, 2003 were $83,946 including the restructuring and impairment charges of $21,300, compared to expenses of $68,723 for the prior year. These expenses are net of restructuring and impairment charges of $21,300 at Vector Tobacco taken in 2003 and restructuring charges of $3,460 at Liggett taken in 2002.
      For the year ended December 31, 2003, Liggett’s operating income increased to $119,749 compared to $102,718 in 2002 due primarily to the higher gross profit discussed above and the $3,460 restructuring charge in 2002. Vector Tobacco’s operating loss, including the restructuring and impairment charges of $21,300 in 2003, was $92,825 compared to $88,159 in 2002.
      Other Income (Expenses). For the year ended December 31, 2003, other income (expenses) was a loss of $20,264 compared to a loss of $28,882 for the year ended December 31, 2002. In 2003, interest expense of $26,592 and a loss on extinguishment of debt of $1,721 were offset by interest and dividend income of $4,696, a gain on sale of investments of $1,955, equity income from non-consolidated New Valley real estate businesses of $901 and a gain on sale of assets of $478. In 2002, interest expense of $26,433, a loss on extinguishment of debt of $1,320, a provision for uncollectibility of notes receivable at New Valley of $13,198, a loss in equity income of non-consolidated real estate business of $749 and a loss on investments of $6,240 were offset by interest and dividend income of $10,071 and a gain on sale of assets of $9,097, which included $8,484 related to the gain on the sale of BrookeMil in April 2002 by New Valley.
      Loss from Continuing Operations. The loss from continuing operations before income taxes and minority interests for the year ended December 31, 2003 was $19,774 compared to a loss of $47,774 for the year ended December 31, 2002. Income taxes were a benefit of $666 and minority interests in losses of subsidiaries were $2,976 for the year ended December 31, 2003. This compared to income tax benefit of $6,393 and minority interests in losses of subsidiaries of $9,562 for the year ended December 31, 2002. The effective tax rates for the years ended December 31, 2003 and December 31, 2002 do not bear a customary relationship to pre-tax accounting income principally as a consequence of non-deductible expenses, state income taxes and the intraperiod tax allocation between income from continuing operations and discontinued operations.
Discontinued Operations
      Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three years ended December 31, 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by (used in) discontinued operations.” The assets of the discontinued operations have been recorded as “Assets held for sale” in the consolidated balance sheets at December 31, 2004.
      Summarized operating results of the discontinued real estate leasing operations for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Revenues	$7,333	$7,298	$340
Expenses	5,240	4,952	227

Income from operations before income taxes and minority interests	2,093	2,346	113
Provision for income taxes	1,125	1,240	60
Minority interests	510	584	28

Income from discontinued operations	$458	$522	$25

      Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,231 (net of minority interests of $2,478 and income taxes of $5,272) for the year ended December 31, 2004 related to the adjustment of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established and were made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.
Liquidity and Capital Resources
      Net cash and cash equivalents increased $35,196 in 2004 and decreased $25,219 in 2003 and $117,734 in 2002.
      Net cash provided by operations was $42,879 in 2004 and $14,015 in 2003 with net cash used of $11,638 in 2002. Cash provided by operations in 2004 resulted primarily from non-cash charges for depreciation and amortization expense, restructuring and impairment charges, loss on retirement of debt and effect of minority interests, offset by the payment of the Master Settlement Agreement expense for 2003 in April of 2004, a decrease in current liabilities, the non-cash gain on investment securities and equity income from non-consolidated real estate businesses. Net cash provided in 2003 resulted from non-cash charges for depreciation and amortization expense, restructuring, stock-based expense and non-cash interest expense, a decrease in receivables and an increase in accounts payable and accrued liabilities and other assets and liabilities. These were offset primarily by an increase in inventories as well as deferred income taxes and the effect from minority interests. Net cash used in operations for 2002 resulted primarily from a net loss of $31,794 due to increased operating losses at Vector Tobacco and marketing promotions at Liggett. In addition, there was an increase in inventories, partially offset by a decrease in accounts receivable and an increase in current liabilities. Further, in 2002, there was the non-cash impact of depreciation and amortization, stock-based expense, restructuring charges, provision for loss on investments and provision for uncollectibility of notes receivable offset by minority interests, gain on sale of investments and a change in current taxes.
      Cash provided by investing activities was $72,653 in 2004 and $48,844 in 2003 with cash used of $39,365 in 2002. In 2004, cash was provided primarily through the sale or maturity of investment securities for $68,357, the sale of assets for $25,713 and the decrease in restricted cash of $1,157. This was partially offset primarily by the purchase of investment securities for $12,197, investment in non-consolidated real estate businesses at New Valley of $4,500 and capital expenditures of $4,294. In 2003, cash was provided principally through the sale or maturity of investment securities for $135,737 offset primarily by the purchase of investment securities of $68,978, the investment by New Valley of $9,500 in Douglas Elliman Realty and $1,500 in KOA Investors and capital expenditures principally at Liggett of $8,894. In 2002, cash was used principally for a portion ($50,000) of the purchase price of Medallion and the purchase of machinery and equipment principally by Liggett and Vector Tobacco of $35,941. In addition, there was the issuance of a note receivable at New Valley for $4,000. These expenditures were offset primarily by net proceeds of $18,798 received from the sale of real estate and the net sale or maturity of investment securities of $36,700.
      Cash used in financing activities was $81,422 in 2004, $90,658 in 2003 and $52,489 in 2002. In 2004, cash was used for dividends of $64,106 and repayments on debt of $84,425, including $70,000 of VGR Holding’s 10% senior secured notes. These were offset by the proceeds from the sale of convertible notes of $66,905 and proceeds from the exercise of options of $3,233. In 2003, cash was used principally for distributions on common stock of $59,997 and repayments of debt of $31,064, including $12,000 of VGR Holding’s 10% senior secured notes, $12,500 of the Medallion notes and $6,564 in various other notes. In 2002, cash was used primarily for dividends of $54,477 and repayments of debt of $23,338 offset by proceeds from debt of $37,635 and proceeds from the exercise of options of $2,957.
      Liggett. In April 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaced Liggett’s previous $40,000 facility with Congress. A total of $17 was outstanding under the facility at December 31, 2004. Availability as determined under the facility was approximately $33,063 based on eligible collateral at December 31, 2004.

The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $61,578 and net working capital was $35,473, as computed in accordance with the agreement.
      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,411 outstanding as of December 31, 2004 under Liggett’s credit facility. The remaining balance of the term loan is payable in 17 monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
      In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at December 31, 2004 of approximately $2,260. The option agreement permits the purchaser to acquire the property during a two-year period expiring July 15, 2005, at a purchase price of $15,000. Liggett has received nonrefundable option fees of $1,250. Liggett will be entitled to receive additional option fees of $250 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.
      Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a jury in a Florida state court action awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Englecase. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 15 to our consolidated financial statements.
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
      V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,734, based on current interest rates.
      VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,064, based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
      Vector Tobacco. In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. These loans were repaid in July 2004 with a portion of the proceeds from the sale of the Timberlake property.
      On April 1, 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., a discount cigarette manufacturer, and related assets from Medallion’s principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price for the Medallion shares and the related assets consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by us and by Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.
      VGR Holding. In May 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. In April 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $24,500. The notes were priced to provide purchasers with a 15.75% yield to maturity. The notes were on the same terms as the $60,000 principal amount of senior secured notes previously issued. All of the notes were guaranteed by us and by Liggett.
      In August 2004, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $7,000 of the notes at a price of 100% of the principal amount plus accrued interest. In November 2004, the remaining $63,000 of the notes were retired at par with the net proceeds from our issuance of convertible notes. The redemption price, together with accrued interest, totaled approximately $65,170. We recognized a loss of $5,333 in 2004 on the early extinguishment of debt.
      New Valley. In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, New Jersey with a $40,500 mortgage loan from HSBC Realty Credit Corporation (USA). The loan had a term of four years, bore interest at a floating rate of 2% above LIBOR, and was collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal was amortized to the extent of $54 per month during the term of the loan. The loan was prepayable without penalty and was non-recourse against New Valley, except for various specified environmental and related matters, misapplication of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.
      In February 2005, New Valley completed the sale of the office buildings. The mortgage loan on the properties was retired at closing with the proceeds of the sale.
      Vector. We believe that we will continue to meet our liquidity requirements through 2005. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $19,200, dividends on our outstanding shares (currently at an annual rate of approximately $67,800) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
      In November 2004, we sold $65,500 of our 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the balance of the remaining additional notes were purchased during the first quarter of 2005. The net proceeds of the initial issuance of the notes were used in November 2004 to redeem all of VGR Holding’s outstanding 10% senior secured notes due March 31, 2006.
      The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period from November 18, 2004 to November 15, 2006, the interest payable on each interest payment date will be the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The initial conversion price of $19.57 per share is subject to adjustment for various events, including the issuance of stock dividends.
      The notes will mature on November 15, 2011. We must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such redemption amount, we will also redeem on November 15, 2009 and on each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require us to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change occurs, we will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium” payable in cash and/or common stock.
      In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $24.66 at December 31, 2004, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and in October 2004, $8 of the notes were converted. A total of $132,492 principal amount of the notes were outstanding at December 31, 2004.
      Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2004, our deferred income tax liabilities exceeded our deferred income tax assets by $109,645. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements.
      In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $121,000, including interest, net of tax benefits, through December 31, 2004. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of December 31, 2004, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
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
Long-Term Financial Obligations and Other Commercial Commitments
      Our significant long-term contractual obligations as of December 31, 2004 were as follows:

	Fiscal Year

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt(1)	$6,043	$46,075	$37,125	$134,044	$5,202	$32,157	$260,646
Operating leases(2)	6,963	5,750	4,091	2,922	2,559	7,123	29,408
Inventory purchase commitments(3)	5,902	—	—	—	—	—	5,902
Capital expenditure purchase commitments(4)	4,935	—	—	—	—	—	4,935
New Valley obligations under limited partnership agreements	1,334	—	—	—	—	—	1,334

Total	$25,177	$51,825	$41,216	$136,966	$7,761	$39,280	$302,225

(1)	For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 8 to our consolidated financial statements. Includes New Valley mortgage note payable due $644 in 2005 and $38,569 in 2006, retired in February 2005 upon sale of Princeton, N. J. office buildings.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 9 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 5 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco.
      Payments under the Master Settlement Agreement discussed in Note 15 to our consolidated financial statements are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.
Off-Balance Sheet Arrangements
      We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2004, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip

Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at December 31, 2004.
      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and a demand note for $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2004.
      At December 31, 2004, we had outstanding approximately $4,140 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
Market Risk
      We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.
      As of December 31, 2004, approximately $64,357 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2004, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $706.
      We held investment securities available for sale totaling $14,927 at December 31, 2004. Adverse market conditions could have a significant effect on the value of these investments.
      New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.
New Accounting Pronouncements
      In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of the impairment guidance contained in EITF 03-1 did not have a material impact on our financial position or results of operations.
      In December 2003, the FASB issued SFAS No. 132R, which replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer’s current year contributions are required. (See Note 10 to our consolidated financial statements.)
      In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. We will adopt this new standard prospectively, on July 1, 2005, and have not yet determined whether the adoption of SFAS No. 123R will have a material impact on our consolidated financial position, results of operations or cash flows.
      In 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. We are required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
      The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 24, 2005, are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
      There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      This information is contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

Item 11.	Executive Compensation
      This information is contained in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      This information is contained in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      This information is contained in the Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      This information is contained in the Proxy Statement and incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Index to 2004 Consolidated Financial Statements:
      Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 24, 2005, appear beginning on page F-1 of this report.

(a)(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	Page F-59
Schedule III — Real Estate and Accumulated Depreciation	Page F-60
      Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Douglas Elliman Realty LLC
      The consolidated financial statements of Douglas Elliman Realty LLC as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 will be filed by amendment hereto on Form 10-K/A. Such financial statements will be filed with the SEC no later than 90 days after the end of our fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

Koa Investors LLC
      The consolidated financial statements of Koa Investors LLC as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 will be filed by amendment hereto on Form 10-K/A. Such financial statements will be filed with the SEC no later than 90 days after the end of our fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

(a)(3)	Exhibits
      (a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

Exhibit
No.		Description

*3	.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (‘Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

*3	.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

*3	.3	By-Laws of Vector.

*4	.1	Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Congress Financial Corporation, as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).

*4	.2	Indenture, dated as of July 5, 2001, between Vector and U.S. Bank Trust National Association, as Trustee, relating to the 6.25% Convertible Subordinated Notes due 2008, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 16, 2001).

*4	.3	Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due 2007 (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated February 15, 2002).

*4	.4	Indenture, dated as of November 18, 2004, between Vector and Wells Fargo Bank, N.A., as Trustee, relating to the 5% Variable Interest Senior Convertible Notes due 2011, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 18, 2004).

*4	.5	Form of Additional Investment Rights, dated as of November 18, 2004, among Vector and the Buyers (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 16, 2004).

*4	.6	Registration Rights Agreement, dated as of November 16, 2004, by and among Vector and the Buyers (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated November 16, 2004).

*10	.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

*10	.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (‘BMI”) and Liggett (the ‘Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

*10	.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

*10	.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).

*10	.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).

*10	.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

Exhibit
No.		Description

*10	.7	Employment Agreement, dated February 21, 1992, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10(xx) in Vector’s Form 10-K for the year ended December 31, 1991).

*10	.8	Amendment to Employment Agreement, dated as of July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.8 in Vector’s Form 10-K for the year ended December 31, 1998).

*10	.9	Tax-Sharing Agreement, dated June 29, 1990, among Brooke Group Holding Inc. (‘Brooke Group Holding”), Liggett and certain other entities (incorporated by reference to Exhibit 10.12 in Liggett’s Registration Statement on Form S-1, No. 33-47482).

*10	.10	Tax Indemnity Agreement, dated as of October 6, 1993, among Brooke Group Holding, Liggett and certain other entities (incorporated by reference to Exhibit 10.2 in SkyBox International Inc.’s Form 10-Q for the quarter ended September 30, 1993).

*10	.11	Expense Sharing Agreement, dated as of January 18, 1995, between Vector and New Valley Corporation (‘New Valley”) (incorporated by reference to Exhibit 10(d) in Vector’s Form 10-Q for the quarter ended September 30, 1995).

*10	.12	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

*10	.13	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

*10	.14	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

*10	.15	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

*10	.16	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

*10	.17	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).

*10	.18	Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector’s Proxy Statement dated September 15, 1998).

*10	.19	Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).

*10	.20	Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated (‘PM”), Brooke Group Holding, Liggett & Myers Inc. (‘L&M”) and Liggett (incorporated by reference to Exhibit 10.1 in Vector’s Report on Form 8-K dated November 25, 1998).

Exhibit
No.		Description

*10	.21	Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. (‘Eve”), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

*10	.22	Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1998).

*10	.23	Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1998).

*10	.24	Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

*10	.25	Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

*10	.26	Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley’s Form 10-K for the year ended December 31, 1995).

*10	.27	Employment Agreement (‘Lorber Employment Agreement”) dated as June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley’s Form 10-K for the year ended December 31, 1995).

*10	.28	Amendment dated January 1, 1998 to Lorber Employment Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley’s Form 10-K for the year ended December 31, 1997).

*10	.29	Employment Agreement dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to Exhibit 10(a) in New Valley’s Form 10-Q for the quarter ended September 30, 1995).

*10	.30	Employment Agreement dated April 15, 1994, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.67 in Vector’s Form 10-K for the year ended December 31, 1998).

*10	.31	Employment Agreement dated as of August 1, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.8 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

*10	.32	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).

*10	.33	Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector’s Form 10-K for the year ended December 31, 1999).

*10	.34	Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector’s Form 10-K for the year ended December 31, 1999).

*10	.35	Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1999).

*10	.36	Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1999).

Exhibit
No.		Description

*10	.37	Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 1999).

*10	.38	Letter Agreement, dated September 1, 2000, between Ronald J. Bernstein and Liggett (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 2000).

*10	.39	Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 2000).

*10	.40	Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2001).

*10	.41	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001).

*10	.42	Employment Agreement, dated as of January 17, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 10-Q for the quarter ended March 31, 2001).

*10	.43	Vector Supplemental Executive Retirement Plan (as amended and restated March 3, 2004) (incorporated by reference to Exhibit 10.47 in Vector’s Form 10-K for the year ended December 31, 2003).

*10	.44	Purchase and Sale Agreement, dated as of February 15, 2002, between VGR Acquisition Inc., The Medallion Company, Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 15, 2002).

*10	.45	Form of Asset Purchase Agreement between VGR Acquisition Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated February 15, 2002).

*10	.46	Asset Purchase Agreement, dated June 4, 2004, by and between VT Roxboro LLC and Flue-Cured Tobacco Cooperative Stabilization Corporation (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 4, 2004).

*10	.47	Securities Purchase Agreement, dated as of November 16, 2004, by and among Vector and the investors listed on the Schedule of Buyers attached thereto (the ‘Buyers”) (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated November 16, 2004).

*10	.48	Letter Agreement, dated November 22, 2004, between Vector and Mr. LeBow (incorporated by reference to Exhibit 14 to Amendment No. 11, dated November 23, 2004, to the Schedule 13D filed by Bennett S. LeBow with respect to the Company’s common stock).

21		Subsidiaries of Vector.

23		Consent of PricewaterhouseCoopers LLP relating to Vector’s Registration Statements on Form S-8 (No. 333-59210, No. 333-71596 and No. 333-118113) and Registration Statements on Form S-3 (No. 333-46055, No. 33-38869, No. 333-45377, No. 333-56873, No. 333-62156, No. 333-69294, No. 333-82212, No. 333-121502 and No. 333-121504).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

*	Incorporated by reference
      Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.7, 10.8, 10.18, 10.19 and 10.26 through 10.43.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ Joselynn D. Van Siclen

Joselynn D. Van Siclen
Vice President, Chief Financial Officer and Treasurer
Date: March 24, 2005

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2005.

Signature	Title

/s/ Bennett S. LeBow Bennett S. LeBow	Chairman of the Board (Principal Executive Officer)

/s/ Joselynn D. Van Siclen Joselynn D. Van Siclen	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Ronald J. Bernstein Ronald J. Bernstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

/s/ Howard M. Lorber Howard M. Lorber	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

/s/ Jean E. Sharpe Jean E. Sharpe	Director

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
ITEMS 8, 15(a)(1) AND (2)
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
      Financial Statements and Schedules of the Registrant and its subsidiaries required to be included in Items 8, 15(a) (1) and (2) are listed below:

Page

FINANCIAL STATEMENTS:

Vector Group Ltd. Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm	F-2
Vector Group Ltd. Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Vector Group Ltd. Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-5
Vector Group Ltd. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-6
Vector Group Ltd. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	F-59
Schedule III — Real Estate and Accumulated Depreciation	F-60
Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in our consolidated financial statements or accompanying notes.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
of Vector Group Ltd.
      We have completed an integrated audit of Vector Group Ltd.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Miami, Florida
March 24, 2005

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2004	2003

ASSETS:
Current assets:
Cash and cash equivalents	$110,004	$74,808
Investment securities available for sale	14,927	67,521
Accounts receivable — trade	2,464	10,425
Other receivables	653	2,605
Inventories	78,941	126,715
Restricted assets	606	771
Deferred income taxes	22,695	19,328
Other current assets	11,834	12,568

Total current assets	242,124	314,741
Property, plant and equipment, net	65,357	143,596
Assets held for sale	54,077	9,438
Long-term investments, net	2,410	2,431
Investments in non-consolidated real estate businesses	27,160	18,718
Restricted assets	4,374	5,571
Deferred income taxes	18,119	13,200
Intangible asset	107,511	107,511
Other assets	14,763	13,006

Total assets	$535,895	$628,212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Current portion of notes payable and long-term debt	$6,043	$10,762
Accounts payable	10,549	8,635
Accrued promotional expenses	17,579	22,203
Accrued taxes payable, net	28,859	48,577
Settlement accruals	28,200	52,650
Deferred income taxes	4,175	4,000
Accrued interest	4,931	7,004
Other accrued liabilities	19,499	19,255

Total current liabilities	119,835	173,086
Notes payable, long-term debt and other obligations, less current portion	254,603	299,977
Fair value of derivatives embedded within convertible debt	25,686	—
Noncurrent employee benefits	15,727	13,438
Deferred income taxes	146,284	139,927
Other liabilities	5,134	4,781
Minority interests	53,429	43,478
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 45,163,386 and 42,103,276 shares and outstanding 41,773,591 and 39,021,189 shares	4,177	3,902
Additional paid-in capital	241,119	251,239
Deficit	(303,538)	(280,598)
Accumulated other comprehensive loss	(10,409)	(9,335)
Less: 3,389,795 and 3,082,087 shares of common stock in treasury, at cost	(16,152)	(11,683)

Total stockholders’ equity (deficit)	(84,803)	(46,475)

Total liabilities and stockholders’ equity (deficit)	$535,895	$628,212

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Tobacco*	$498,860	$529,385	$502,417
Real estate leasing	—	—	661

Total revenues	498,860	529,385	503,078
Expenses:
Cost of goods sold (including inventory impairment of $37,000 in 2004)*	325,663	339,617	344,622
Operating, selling, administrative and general expenses	144,051	167,978	173,888
Restructuring and impairment charges	13,699	21,300	3,460

Operating income (loss)	15,447	490	(18,892)
Other income (expenses):
Interest and dividend income	2,563	4,696	10,071
Interest expense	(25,077)	(26,592)	(26,433)
Loss on extinguishment of debt	(5,333)	(1,721)	(1,320)
Gain (loss) on investments, net	8,664	1,955	(6,240)
Gain on sale of assets	—	478	9,097
Equity income (loss) from non-consolidated real estate businesses	9,782	901	(749)
Provision for uncollectibility of notes receivable	—	—	(13,198)
Other, net	60	19	(110)

Income (loss) from continuing operations before benefit for income taxes and minority interests	6,106	(19,774)	(47,774)
Benefit for income taxes	(6,960)	(666)	(6,393)
Minority interests	(9,027)	2,976	9,562

Income (loss) from continuing operations	4,039	(16,132)	(31,819)
Discontinued operations:
Income from discontinued operations, net of minority interest and taxes	458	522	25
Gain on disposal of discontinued operations, net of minority interest and taxes	2,231	—	—

Gain from discontinued operations	2,689	522	25

Net income (loss)	$6,728	$(15,610)	$(31,794)

Per basic common share:
Income (loss) from continuing operations	$0.10	$(0.40)	$(0.82)

Income from discontinued operations	$0.06	$0.02	$—

Net income (loss) applicable to common shares	$0.16	$(0.38)	$(0.82)

Basic weighted average common shares outstanding	41,403,744	40,681,214	38,559,364

Per diluted common share:
Income (loss) from continuing operations	$0.10	$(0.40)	$(0.82)

Income from discontinued operations	$0.06	$0.02	$—

Net income (loss) applicable to common shares	$0.16	$(0.38)	$(0.82)

Diluted weighted average common shares outstanding	43,222,027	40,681,214	38,559,364

*	Revenues and Cost of goods sold include excise taxes of $175,674, $195,342 and $192,664 for the years ended December 31, 2004, 2003 and 2002, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive
			Paid-In		Treasury	Income
	Shares	Amount	Capital	Deficit	Stock	(Loss)	Total

Balance, December 31, 2001	33,171,847	$3,317	$309,849	$(182,645)	$(18,333)	$1,170	$113,358
Net loss	—	—	—	(31,794)	—	—	(31,794)
Pension related minimum liability adjustments	—	—	—	—	—	(11,090)	(11,090)
Unrealized loss on investment securities	—	—	—	—	—	(203)	(203)

Total other comprehensive loss	—	—	—	—	—	—	(11,293)

Total comprehensive loss	—	—	—	—	—	—	(43,087)

Distributions on common stock	—	—	(54,477)	—	—	—	(54,477)
Effect of stock dividend	1,662,619	166	22,113	(22,279)	—	—	—
Exercise of options	1,604,819	160	(3,233)	—	6,030	—	2,957
Tax benefit of options exercised	—	—	526	—	—	—	526
Amortization of deferred compensation, net	—	—	2,234	—	—	—	2,234
Effect of New Valley share repurchase	—	—	786	—	—	—	786
Other, net	—	—	1,507	—	—	(1,507)	—

Balance, December 31, 2002	36,439,285	3,643	279,305	(236,718)	(12,303)	(11,630)	22,297
Net loss	—	—	—	(15,610)	—	—	(15,610)
Pension related minimum liability adjustments	—	—	—	—	—	17	17
Unrealized gain on investment securities	—	—	—	—	—	2,278	2,278

Total other comprehensive income	—	—	—	—	—	—	2,295

Total comprehensive loss	—	—	—	—	—	—	(13,315)

Distributions on common stock	—	—	(59,997)	—	—	—	(59,997)
Effect of stock dividend	1,850,126	185	28,085	(28,270)	—	—	—
Exercise of warrants and options	731,778	74	1,055	—	620	—	1,749
Tax benefit of options exercised	—	—	2,037	—	—	—	2,037
Amortization of deferred compensation, net	—	—	586	—	—	—	586
Effect of New Valley share repurchase	—	—	75	—	—	—	75
Other, net	—	—	93	—	—	—	93

Balance, December 31, 2003	39,021,189	3,902	251,239	(280,598)	(11,683)	(9,335)	(46,475)
Net income	—	—	—	6,728	—	—	6,728
Pension related minimum liability adjustments	—	—	—	—	—	885	885
Unrealized loss on investment securities	—	—	—	—	—	(1,959)	(1,959)

Total other comprehensive loss	—	—	—	—	—		(1,074)

Total comprehensive income	—	—	—	—	—	—	5,654

Distributions on common stock	—	—	(64,106)	—	—	—	(64,106)
Effect of stock dividend	1,987,129	199	29,469	(29,668)	—	—	—
Restricted stock grants	40,000	4	(4)	—	—	—	—
Exercise of warrants and options, net of 332,022 shares delivered to pay exercise price	724,954	72	7,589	—	(4,469)	—	3,192
Tax benefit of options exercised	—	—	2,990	—	—	—	2,990
Amortization of deferred compensation, net	—	—	372	—	—	—	372
Note conversion	319	—	8	—	—	—	8
Effect of New Valley share repurchase	—	—	(63)	—	—	—	(63)
Beneficial conversion feature of notes payable	—	—	13,625	—	—	—	13,625

Balance, December 31, 2004	41,773,591	$4,177	$241,119	$(303,538)	$(16,152)	$(10,409)	$(84,803)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$6,728	$(15,610)	$(31,794)
Discontinued operations	(2,689)	(522)	(25)

	4,039	(16,132)	(31,819)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,823	14,728	13,809
Non-cash stock-based expense	578	906	3,534
Non-cash portion of restructuring and impairment charges	44,241	21,064	3,460
Loss on retirement of debt	5,333	1,721	1,320
Minority interests	9,027	(2,976)	(10,379)
Gain on sale of investment securities available for sale	(8,518)	(301)	(9,249)
(Gain) loss on long-term investments	(146)	—	7,628
(Gain) loss on sale of assets	14	(2,202)	(57)
Write-down of equipment	—	—	804
Deferred income taxes	(14,230)	(5,954)	1,169
Equity (income) loss in non-consolidated real estate businesses	(9,782)	(901)	749
Distributions from non-consolidated real estate businesses	5,840	991	—
Non-cash interest expense	4,644	5,885	5,062
Provision for uncollectibility of notes receivable	—	—	13,198
Changes in assets and liabilities (net of effect of acquisitions and dispositions):
Receivables	7,961	4,350	23,278
Inventories	10,774	(26,978)	(48,590)
Accounts payable and accrued liabilities	(21,040)	13,324	8,069
Cash payments on restructuring liabilities	(6,458)	(236)	—
Other assets and liabilities, net	(1,221)	6,726	6,376

Net cash provided by (used in) operating activities	42,879	14,015	(11,638)

Cash flows from investing activities:
Proceeds from sale of businesses and assets, net	25,713	2,723	3,644
Sale or maturity of investment securities	68,357	135,737	111,795
Purchase of investment securities	(12,197)	(68,978)	(75,095)
Sale or liquidation of long-term investments	576	1,004	—
Purchase of long-term investments	(409)	(195)	—
Purchase of Medallion	—	—	(50,103)
Decrease (increase) in restricted assets	1,157	(1,479)	—
Proceeds from sale of real estate, net	—	—	18,798
Investment in non-consolidated real estate businesses	(4,500)	(11,000)	—
Issuance of note receivable, net	(1,750)	—	(4,000)
Payment of prepetition claims	—	(74)	(2,026)
Capital expenditures	(4,294)	(8,894)	(42,378)

Net cash provided by (used in) investing activities	72,653	48,844	(39,365)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2004	2003	2002

Cash flows from financing activities:
Proceeds from debt	66,905	—	37,635
Repayments of debt	(84,425)	(31,064)	(23,338)
Deferred financing charges	(2,918)	—	(930)
Borrowings under revolver	531,467	629,699	612,121
Repayments on revolver	(531,450)	(629,699)	(612,121)
Distributions on common stock	(64,106)	(59,997)	(54,477)
Repayments of notes receivable	—	—	(12,445)
Proceeds from exercise of Vector options and warrants	3,233	1,749	2,957
Proceeds from exercise of New Valley warrants	91	—	—
New Valley repurchase of common shares	(202)	(1,346)	(1,891)
Other, net	(17)	—	—

Net cash used in financing activities	(81,422)	(90,658)	(52,489)

Net cash provided by (used in) discontinued operations	1,086	2,580	(14,242)

Net increase (decrease) in cash and cash equivalents	35,196	(25,219)	(117,734)
Cash and cash equivalents, beginning of year	74,808	100,027	217,761

Cash and cash equivalents, end of year	$110,004	$74,808	$100,027

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (a) Basis of Presentation:
      The consolidated financial statements include the accounts of Vector Group Ltd. (the “Company” or “Vector”) and its wholly-owned and majority-owned subsidiaries, including VGR Holding Inc. (“VGR Holding”), Liggett Group Inc. (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley Corporation (“New Valley”) and other less significant subsidiaries. The Company owned 58.2% of the common shares of New Valley at December 31, 2004. Investments in affiliated companies over which the Company has a significant influence of ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less over which the Company has no significant influence are accounted for under the cost method. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.
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
      As discussed in Note 20, New Valley’s real estate leasing operations are presented as discontinued operations for the three years ended December 31, 2004.
      As discussed in Note 3, a subsidiary of the Company acquired The Medallion Company, Inc. on April 1, 2002.
      (b) Estimates and Assumptions:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, embedded derivative liability, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.
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
      The carrying amounts of short-term debt reported in the consolidated balance sheets are a reasonable estimate of fair value. The fair value of long-term debt for the years ended December 31, 2004 and December 31, 2003 was estimated based on current market quotations, where available.
      As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
estimated fair value at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as an adjustment to interest expense.
      The methods and assumptions used by the Company’s management in estimating fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.
      (e) Investment Securities:
      The Company classifies investments in debt and marketable equity securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ equity. The cost of securities sold is determined based on average cost.
      Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations.
      (f) Significant Concentrations of Credit Risk:
      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.
      Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 13.8% of Liggett’s revenues in 2004, 16.6% of Liggett’s revenues in 2003 and 16.5% of Liggett’s revenues in 2002. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.
      (g) Accounts Receivable:
      Accounts receivable-trade are recorded at their net realizable value.
      The allowance for doubtful accounts and cash discounts was $312 and $746 at December 31, 2004 and 2003, respectively.
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
      The Company recorded a charge to operations for LIFO layer liquidations of $2,470 in 2004, $747 in 2003 and $509 in 2002.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on its consolidated results of operations, financial position or cash flows.
      (i) Restricted Assets:
      Current restricted assets of $606 at December 31, 2004 and $771 at December 31, 2003 consist of amounts held in escrow related to New Valley’s real estate operations. Long-term restricted assets of $4,374 and $5,571 at December 31, 2004 and December 31, 2003, respectively, consist primarily of certificates of deposit which collateralize letters of credit.
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
      Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In 2002, interest costs of $345 were capitalized. There were no capitalized interest costs in 2004 and 2003.
      Repairs and maintenance costs are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.
      (k) Intangible Assets:
      The Company is required to conduct an annual review of intangible assets for potential impairment including the intangible asset of $107,511, which is not subject to amortization due to its indefinite useful life, and relates to Medallion’s exemption under the Master Settlement Agreement. (Refer to Note 3.)
      Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years. The book value of other intangible assets was $22,045 at December 31, 2004 and $21,998 at December 31, 2003 and the related accumulated amortization was $21,113 and $20,936 at December 31, 2004 and 2003, respectively. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $177, $147 and $145, respectively. Based on the current amount of intangible assets subject to amortization, the estimated expense for each of the succeeding five years is $126 in 2005, $126 in 2006, $126 in 2007, $126 in 2008 and $126 in 2009 and $302 thereafter.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      As discussed in Note 2, the Company recorded a $3,006 asset impairment charge in 2004 relating to the Liggett Vector Brands restructuring and an $18,752 asset impairment charge in 2003 in connection with the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility.
      (m) Employee Benefits:
      In 2002, Liggett sponsored self-insured health and dental insurance plans for all eligible employees. The expense recorded for such benefits contained an estimate of unpaid claims as of December 31, 2002 which were subject to significant fluctuations in the near term. In January 2003, Liggett converted to fully-insured health and dental plans.
      (n) Postretirement Benefits other than Pensions:
      The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.
      (o) Stock Options:
      The Company accounts for employee stock compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, no compensation expense is recognized when the exercise price is equal to the market price of the underlying common stock on the date of grant.
      Awards under the Company’s stock compensation plans generally vest over periods ranging from four to five years. The expense related to stock option compensation included in the determination of net income for 2004, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123”:

	2004	2003	2002

Net income (loss)	$6,728	$(15,610)	$(31,794)
Add: stock option employee compensation expense included in reported net income (loss), net of related tax effects	204	4,738	5,375
Deduct: total stock option employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,803)	(7,759)	(10,272)

Pro forma net income (loss)	$5,129	$(18,631)	$(36,691)

Income (loss) per share:
Basic — as reported	$0.16	$(0.38)	$(0.82)
Basic — pro forma	$0.12	$(0.46)	$(0.95)
Diluted — as reported	$0.16	$(0.38)	$(0.82)
Diluted — pro forma	$0.12	$(0.46)	$(0.95)
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
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
      In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on July 1, 2005, and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, results of operations or cash flows.
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
      (q) Revenue Recognition:
      Sales: Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
      Real Estate Leasing Revenues: The Company has leased real estate properties to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 2004 are $920 in 2005, $988 in 2006, $1,018 in 2007, $1,041 in 2008, $1,023 in 2009 and $3,279 thereafter.
      Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $6,805 in 2004, $5,620 in 2003 and $5,530 in 2002, are recorded as operating, selling, administrative and general expenses.
      (r) Advertising and Research and Development:
      Advertising costs, which are expensed as incurred, were $4,920, $19,473 and $15,544 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Research and development costs, primarily at Vector Tobacco, are expensed as incurred, and were $9,177, $10,546 and $10,103 for the years ended December 31, 2004, 2003 and 2002, respectively.
      (s) Legal Costs:
      The Company’s policy is to accrue legal and other costs related to contingencies as services are performed.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      (t) Earnings Per Share:
      Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2004, September 29, 2003 and September 27, 2002. The dividends were charged to retained earnings in the net amount of $29,668 in 2004, $28,270 in 2003 and $22,279 in 2002 and were based on the fair value of the Company’s common stock. In connection with each 5% dividend, the Company increased the number of outstanding warrants and stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2002.
      In March 2004, the Emerging Issues Task Force reached a final consensus of EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128” (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending June 30, 2004 for calendar year companies. Earnings available to common shareholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the beneficial conversion feature and embedded derivative related to the Company’s convertible notes issued in November 2004. These notes, which are a participating security due to the contingent interest feature, had no impact on EPS for the year ended December 31, 2004, as the dividends on the common stock reduced earnings so there were no unallocated earnings under EITF 03-6.
      Diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive common stock. The Company noted that the effect in 2004, 2003 and 2002 was anti-dilutive. The two issues of the Company’s convertible notes were excluded from the computation of diluted income per share in 2004 as the effect would have been anti-dilutive, resulting in higher earnings per incremental share.
      Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Weighted-average shares for basic EPS	41,403,744	40,681,214	38,559,364
Plus incremental shares related to stock options and warrants	1,818,283	—	—

Weighted-average shares for diluted EPS	43,222,027	40,681,214	38,559,364

      The Company had a net loss for the years ended December 31, 2003 and December 31, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is antidilutive for these years. Potentially dilutive shares that were not included in the diluted loss per share calculation were 1,822,508 in 2003 and 1,263,675 in 2002 which shares are issuable upon the exercise of stock options and warrants assuming the treasury stock method.
      (u) Comprehensive Income (Loss):
      Other comprehensive income (loss) is a component of stockholders’ equity (deficit) and includes such items as the Company’s proportionate interest in New Valley’s capital transactions, unrealized gains and losses on investment securities and minimum pension liability adjustments. Total comprehensive income was $5,654 for the year ended December 31, 2004, and total comprehensive loss was $13,315 for the year ended December 31, 2003 and $43,087 for the year ended December 31, 2002.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,

	2004	2003	2002

Net income (loss)	$6,728	$(15,610)	$(31,794)

Net unrealized gains (losses) on investment securities available for sale:

Change in net unrealized gains (losses), net of income taxes and minority interests	1,311	3,059	(2,897)

Net unrealized gains reclassified into net income (loss), net of income taxes and minority interests	(3,270)	(781)	2,694

	(1,959)	2,278	(203)

Net change in additional minimum pension liability, net of income taxes	885	17	(11,090)

Comprehensive income (loss)	$5,654	$(13,315)	$(43,087)

      The components of accumulated other comprehensive loss, net of taxes, were as follows as of December 31, 2004 and 2003, respectively.

	December 31, 2004	December 31, 2003

Net unrealized gains on investment securities available for sale	$748	$2,707

Additional pension liability	(11,157)	(12,042)

Accumulated other comprehensive loss	$(10,409)	$(9,335)

      (v) New Accounting Pronouncements:
      In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of the impairment guidance contained in EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.
      In December 2003, the FASB issued SFAS No. 132(R), which replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer’s current year contributions are required. (See Note 10.)
      In December 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)”, was issued. The interpretation revises FIN No. 46, “Consolidation of Variable Interest Entities”, to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest equity (“VIE”), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
the variable interest entity’s expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The adoption of this interpretation did not impact the Company’s consolidated financial statements.

2.	RESTRUCTURING
      Liggett Vector Brands Restructurings. During April 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. As part of the plan, Liggett Vector Brands eliminated 83 positions and consolidated operations, subletting its New York office space and relocating several employees. As a result of these actions, the Company recognized pre-tax restructuring charges of $2,735 in 2004, including $798 relating to employee severance and benefit costs and $1,937 for contract termination and other associated costs. Approximately $503 of these charges represent non-cash items.
      On October 6, 2004, the Company announced an additional plan to further restructure the operations of Liggett Vector Brands, its sales, marketing and distribution agent for its Liggett and Vector Tobacco subsidiaries. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent accounts nationwide. Liggett Vector Brands is seeking to expand the portfolio of private and control label partner brands by utilizing a pricing strategy that offers long-term list price stability for customers. In connection with the restructuring, the Company eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
      As a result of the actions announced in October 2004, the Company currently expects to realize annual cost savings of approximately $30,000 beginning in 2005. The Company recognized pre-tax restructuring charges of $10,583. Approximately $5,659 of the charges related to employee severance and benefit costs and approximately $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges represented non-cash items. Additionally, the Company incurred other charges in 2004 for various compensation and related payments to employees which are related to the restructuring. These charges of $1,670 were included in selling, general and administrative expenses.
      The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the year ended December 31, 2004 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, December 31, 2003	$—	$—	$—	$—
Restructuring charges	6,457	3,006	3,840	13,303
Change in estimate	(26)	(15)	56	15
Utilized	(2,817)	(2,805)	(611)	(6,233)

Balance, December 31, 2004	$3,614	$186	$3,285	$7,085

      Timberlake Restructuring. In October 2003, the Company announced that it would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, has been moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina.
      The Mebane facility currently produces approximately 9 billion units per year, but maintains the capacity to produce 16 billion units per year. Vector Tobacco has contracted with Liggett to produce its cigarettes, and all production was transitioned from Timberlake to Mebane by December 31, 2003. As part of the transition, Vector eliminated approximately 150 positions.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      As a result of these actions, the Company recognized pre-tax restructuring and impairment charges of $21,696, of which $21,300 was recognized in 2003 and the remaining $396 was recognized in 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell during 2003 and was carried on the accompanying December 31, 2003 consolidated balance sheets as assets held for sale.
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake facility, along with all equipment. (Refer to Note 6.) The Company decreased the asset impairment accrual as of June 30, 2004 by $871 to reflect the actual amounts to be realized from the Timberlake sale and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The $871 was reallocated to employee severance and benefits ($507) and contract termination costs ($364) due to higher than anticipated costs in those areas. The Company further adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring accruals previously recognized.
      The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility for 2003 and 2004 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, December 31, 2002	$—	$—	$—	$—
Original charges	2,045	18,752	503	21,300
Utilized in 2003	(182)	(18,752)	(54)	(18,988)

Balance, December 31, 2003	1,863	—	449	2,312
Restructuring and impairment charges	175	—	221	396
Change in estimate	507	(871)	364	—
Utilized/recoveries in 2004, net	(2,078)	871	(982)	(2,189)

Balance, December 31, 2004	$467	$—	$52	$519

      Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 are currently expected to be at least $23,000 beginning in 2004. Management believes the anticipated annual cost savings have been achieved beginning in 2004. Management continues to review opportunities for additional cost savings in the Company’s tobacco business.

3.	MEDALLION ACQUISITION
      On April 1, 2002, a subsidiary of the Company acquired 100% of the stock of The Medallion Company, Inc. (“Medallion”), and related assets from Medallion’s principal stockholder. Following the purchase of the Medallion stock, Vector Tobacco merged into Medallion and Medallion changed its name to Vector Tobacco Inc. The total purchase price consisted of $50,000 in cash and $60,000 in notes, with the notes guaranteed by the Company and by Liggett. (See Note 8.) Medallion, a discount cigarette manufacturer, is a participant in the Master Settlement Agreement between the state Attorneys General and the tobacco industry. Medallion has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds approximately 0.28% of total cigarettes sold in the United States. The results of operations of Medallion are included in the Company’s financial statements beginning April 1, 2002.
      In connection with the acquisition, the Company recorded a $107,511 intangible asset, which relates to Medallion’s exemption under the Master Settlement Agreement and has been included with the Liggett segment for segment reporting purposes. This intangible asset has an indefinite useful life and is not subject to amortization.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The following table presents unaudited pro forma results of operations as if the Medallion acquisition had occurred immediately prior to January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

Year Ended
December 31, 2002

Revenues	$517,939

Net loss	$(33,084)

Net loss per common share:
Basic	$(0.86)

Diluted	$(0.86)

4.	INVESTMENT SECURITIES AVAILABLE FOR SALE
      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the years ended December 31, 2004 and 2003, net realized gains were $8,664 and $1,955, respectively, and for the year ended December 31, 2002, net realized losses were $6,240. During 2002, the Company recorded a loss of $6,776 related to other-than-temporary declines in the fair value of marketable equity securities held by New Valley and $852 related to an other-than-temporary decline in the fair value of marketable debt securities.
      The components of investment securities available for sale at December 31, 2004 and 2003 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2004

Marketable equity securities	$5,886	$2,211	$(258)	$7,839
Marketable debt securities	7,123	8	(43)	7,088

	$13,009	$2,219	$(301)	$14,927

2003

Marketable equity securities	$11,535	$6,411	$—	$17,946
Marketable debt securities	50,051	447	(923)	49,575

	$61,586	$6,858	$(923)	$67,521

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

5.	INVENTORIES
      Inventories consist of:

	December 31,

	2004	2003

Leaf tobacco	$35,416	$80,239
Other raw materials	3,400	3,060
Work-in-process	1,610	1,609
Finished goods	42,003	42,825

Inventories at current cost	82,429	127,733
LIFO adjustments	(3,488)	(1,018)

	$78,941	$126,715

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2004, Liggett had leaf tobacco purchase commitments of approximately $5,902. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.
      Included in the above table was approximately $1,595 at December 31, 2004 and $44,220 at December 31, 2003 of inventory associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimated future demand and market conditions.
      LIFO inventories represent approximately 85% and 58% of total inventories at December 31, 2004 and December 31, 2003, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consist of:

	December 31,

	2004	2003

Land and improvements	$1,418	$10,019
Buildings	13,431	74,326
Machinery and equipment	93,700	105,032
Leasehold improvements	3,045	1,023
Construction-in-progress	3,240	1,554

	114,834	191,954
Less accumulated depreciation	(49,477)	(48,358)

	$65,357	$143,596

      Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $11,823, $14,696 and $13,813, respectively. Future machinery and equipment purchase commitments at Liggett were $4,935 at December 31, 2004.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 8 and 20). The buildings were classified as assets held for sale on the balance sheet at December 31, 2004.
      The Company recorded a $3,006 non-cash asset impairment charge in 2004 relating to the Liggett Vector Brands restructuring, of which $186 relates to machinery and equipment, and an $18,752 non-cash asset impairment charge in 2003 in conjunction with the closing of Vector Tobacco’s Timberlake, North Carolina facility, of which $17,968 relates to machinery and equipment. (See Note 2.)
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. In connection with the sale, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400; all of this amount was recognized as income in 2004. (See Notes 2 and 8.)
      In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at December 31, 2004 of approximately $2,260. The option agreement permits the purchaser to acquire the property during a two-year period expiring July 15, 2005, at a purchase price of $15,000. Liggett has received non-refundable option fees of $1,250. Liggett will be entitled to receive additional option fees of $250 during the remaining option period. The option fees will generally be creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.
      During 2003, Liggett entered into sale-leaseback transactions in which equipment with a book value of $4,483 was sold and leased back from a third party as operating leases. Liggett received cash of $2,386, and no gain or loss was recognized on these transactions.

7.	LONG-TERM INVESTMENTS
      Long-term investments consist of investments in the following:

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Limited partnerships	$2,410	$15,206	$2,431	$11,741
      The principal business of the limited partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $734 at December 31, 2004. New Valley’s investments in limited partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
      The Company’s estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

8.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
      Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2004	2003

Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized discount of $38,259*	$28,646	$—
6.25% Convertible Subordinated Notes due 2008	132,492	132,500
VGR Holding:
10% Senior Secured Notes due 2006, net of unamortized discount of $6,675	—	63,325
Liggett:
Revolving credit facility	17	—
Term loan under credit facility	4,411	5,190
Equipment loans	6,341	9,758
Vector Tobacco:
Notes payable	—	5,999
Notes payable — Medallion acquisition	35,000	38,125
V.T. Aviation:
Note payable	9,436	10,496
VGR Aviation:
Note payable	5,090	5,346
New Valley:
Note payable — operating real estate	39,213	39,910
Other	—	90

Total notes payable, long-term debt and other obligations	260,646	310,739
Less:
Current maturities	(6,043)	(10,762)

Amount due after one year	$254,603	$299,977

*	The fair value of the derivatives embedded within these notes ($25,686) is separately classified as a derivatives liability in the consolidated balance sheet and the beneficial conversion feature ($13,625) is recorded as additional paid-in capital.
5% Variable Interest Senior Convertible Notes Due November 2011 — Vector:
      In November 2004, the Company sold $65,500 of its 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the balance of the remaining additional notes were purchased during the first quarter of 2005. The additional notes issued in the first quarter of 2005 are convertible at the initial conversion price of $19.57 into 764,384 shares of the Company’s common stock,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
which could dilute future earnings per share. The net proceeds of the initial issuance of the notes were used in November 2004 to redeem all of VGR Holding’s outstanding 10% senior secured notes due March 31, 2006.
      The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by the Company per share on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of its common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period from November 18, 2004 to November 15, 2006, the interest payable on each interest payment date will be the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into the Company’s common stock, at the holder’s option. The initial conversion price of $19.57 per share is subject to adjustment for various events, including the issuance of stock dividends.
      The notes will mature on November 15, 2011. The Company must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such redemption amount, the Company will also redeem on November 15, 2009 and on each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require the Company to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium” payable in cash and/or common stock.
      Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and is classified as a derivative liability on the consolidated balance sheet. At December 31, 2004, with the issuance of $1,405 of additional notes, the derivative liability was estimated at $25,686. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. The Company recognized non-cash interest expense in 2004 of $412 due to changes in the fair value of the embedded derivative.
      Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($13,625 on the issuance dates) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense in 2004 of $247 due to the amortization of the debt discount attributable to the beneficial conversion feature.
6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:
      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $24.66 per share at December 31, 2004, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock and, in October 2004, an additional $8 of the notes were converted. A total $132,492 of the notes were outstanding at December 31, 2004.
      Vector may redeem the notes, in whole or in part, at a price of 103.125% in the year beginning July 15, 2004, 102.083% in the year beginning July 15, 2005, 101.042% in the year beginning July 15, 2006 and 100% in the year beginning July 15, 2007, together with accrued interest. If a change of control occurs, Vector will be required to offer to repurchase the notes at 101% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
10% Senior Secured Notes Due March 31, 2006 — VGR Holding:
      In May 2001, VGR Holding issued at a discount $60,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement. VGR Holding received net proceeds from the offering of approximately $46,500. In April 2002, VGR Holding issued at a discount an additional $30,000 principal amount of 10% senior secured notes due March 31, 2006 in a private placement and received net proceeds of approximately $24,500. The notes were priced to provide the purchasers with a 15.75% yield to maturity. The new notes were on the same terms as the $60,000 principal amount of senior secured notes previously issued. All of the notes were guaranteed by the Company and by Liggett.
      In November 2002, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $8,000 of the notes at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,320 in 2002 on the early extinguishment of debt.
      In connection with an amendment to the note purchase agreement, VGR Holding repurchased a total of $12,000 of the notes in 2003, at a price of 100% of the principal amount plus accrued interest. The Company recognized a loss of $1,721 in 2003 on the early extinguishment of debt.
      In August 2004, in connection with an amendment to the note purchase agreement, VGR Holding repurchased $7,000 of the notes at a price of 100% of the principal amount plus accrued interest. In November 2004, the remaining $63,000 of the notes were retired at par with the net proceeds from the Company’s issuance of convertible notes. The redemption price, together with accrued unpaid interest, totaled approximately $65,170. The Company recognized a loss of $5,333 in 2004 on the early extinguishment of debt.
Revolving Credit Facility — Liggett:
      In April 2004, Liggett entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation, as lender. The $50,000 credit facility replaced Liggett’s previous $40,000 facility with Congress. A total of $17 was outstanding under the facility at December 31, 2004. Availability as determined under the facility was approximately $33,063 based on eligible collateral at December 31, 2004. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia Bank, N.A. (the indirect parent of Congress). The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2004, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $61,578 and net working capital was $35,473, as computed in accordance with the agreement.
      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,411 outstanding under Liggett’s credit facility at December 31, 2004. The remaining balance of the term loan is payable in 17 monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
Equipment Loans — Liggett:
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
Notes Payable — Vector Tobacco:
      In June 2001, Vector Tobacco purchased for $8,400 an industrial facility in Timberlake, North Carolina. Vector Tobacco financed the purchase with an $8,200 loan. During December 2001, Vector Tobacco borrowed an additional $1,159 from the same lender to finance building improvements. These loans were repaid in July 2004 with a portion of proceeds from the sale of the Timberlake property. (See Note 6.)
Notes for Medallion Acquisition — Vector Tobacco:
      The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.
Notes Payable — V.T. Aviation:
      In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,734, based on current interest rates.
Notes Payable — VGR Aviation:
      In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,064 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which has assumed the debt.
Note Payable — New Valley:
      In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, New Jersey with a mortgage loan of $40,500 from HSBC Realty Credit Corporation (USA). The loan had a term of four years, bore interest at a floating rate of 2% above LIBOR, and was secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal was amortized to the extent of $54 per month during the term of the loan. The loan was prepayable without penalty and was non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.
      In February 2005, New Valley completed the sale of the office buildings. The mortgage loan on the properties was retired at closing with the proceeds of the sale.
Scheduled Maturities:
      Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2005	$6,043
2006	46,075
2007	37,125
2008	134,044
2009	5,202
Thereafter	32,157

Total	$260,646

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

9.	COMMITMENTS
      Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

Year ending December 31:
2005	$6,963
2006	5,750
2007	4,091
2008	2,922
2009	2,559
Thereafter	7,123

Total	$29,408

      The Company’s rental expense for the years ended December 31, 2004, 2003 and 2002 was $9,805, $9,704 and $7,500, respectively.

10.	EMPLOYEE BENEFIT PLANS
          Defined Benefit and Postretirement Plans:
      The Company sponsors several defined benefit pension plans covering virtually all of its employees, who were employed by Liggett on a full-time basis prior to 1994. The benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations are measured at September 30 of each year.
      All defined benefit plans were frozen between 1993 and 1995.
      In addition, the Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2004 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 700 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 300 active employees and 525 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at January 1	$(159,520)	$(151,127)	$(10,789)	$(10,372)
Service cost	(4,641)	(3,573)	(30)	(79)
Interest cost	(8,959)	(9,559)	(626)	(676)
Benefits paid	14,194	14,462	614	599
Actuarial loss	(3,358)	(9,723)	(201)	(261)

Benefit obligation at December 31	$(162,284)	$(159,520)	$(11,032)	$(10,789)

Change in plan assets:
Fair value of plan assets at January 1	$150,663	$146,512	$—	$—
Actual return on plan assets	15,560	18,260	—	—
Contributions	438	353	614	599
Benefits paid	(14,194)	(14,462)	(614)	(599)

Fair value of plan assets at December 31	$152,467	$150,663	$—	$—

Liability less than projected benefit obligations at December 31	$(9,817)	$(8,857)	$(11,032)	$(10,789)
Unrecognized actuarial (gains) losses	22,566	24,702	(488)	(777)
Contributions of SERP benefits	92	92	—	—

Net pension asset (liability) before additional minimum liability and purchase accounting valuation adjustments	12,841	15,937	(11,520)	(11,566)
Additional minimum liability	(17,889)	(19,139)	—	—
Purchase accounting valuation adjustments relating to income taxes	641	991	200	339

Liability included in the December 31 balance sheet	$(4,407)	$(2,211)	$(11,320)	$(11,227)

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Actuarial assumptions:
Discount rates — benefit obligation	4.50%- 5.75%	4.75%- 6.00%	5.50%- 6.75%	5.75%	6.00%	6.75%
Discount rates — service cost	4.25%- 6.05%	5.50%- 6.75%	6.00%- 7.25%	6.00%	6.75%	7.25%
Assumed rates of return on invested assets	8.50%	8.50%	9.25%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Service cost — benefits earned during the period	$4,991	$3,923	$3,574	$30	$79	$50
Interest cost on projected benefit obligation	8,959	9,559	10,062	626	676	621
Expected return on assets	(12,107)	(11,721)	(14,549)	—	—	—
Amortization of net (gain) loss	2,048	1,659	84	51	(129)	(281)

Net (income) expense	$3,891	$3,420	$(829)	$707	$626	$390

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
      Vector’s defined benefit retirement plan allocations at December 31, 2004 and 2003, by asset category, were as follows:

	Plan Assets at
	December 31

	2004	2003

Asset category:
Equity securities	50%	43%
Investment grade fixed income securities	20%	20%
High yield fixed income securities	3%	4%
Hedge funds	24%	24%
Short-term investments	3%	9%

Total	100%	100%
      As of December 31, 2004, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $95,610, $95,610 and $79,106, respectively. As of December 31, 2003, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $91,083, $91,083 and $78,173, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      SFAS No. 87, “Employers’ Accounting for Pensions,” permits the delayed recognition of pension fund gains and losses in ratable periods over the average remaining service period of active employees expected to receive benefits under the plan. Gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2004, Liggett used a 10 year period for its Hourly Plan and a six year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. Declines in the securities markets in 2001 and 2002 resulted in deferred losses, and an additional minimum pension liability primarily related to one of Liggett’s defined benefit plans of $17,590, $11,090 after tax, was included in other comprehensive loss in 2002. The amortization of deferred losses will negatively impact pension expense in the future.
      Effective January 1, 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The plan is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. Under the SERP, the projected annual benefit payable to a participant at his normal retirement date is a predetermined amount set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or completion of eight years of participation following January 1, 2002 for the Company or a subsidiary. Benefits under the SERP are generally payable in the form of a joint and survivor annuity (in the case of a married participant) or a single life annuity (in the case of an unmarried participant), with either such form of distribution representing the actuarial equivalent of the benefits due the participant. A participant may also request that his benefits be paid in a lump sum, but the Company may approve or disapprove such request in its discretion. The total cost of the plan for the years ended December 31, 2004, 2003 and 2002 was $4,641, $3,573 and $3,224, respectively.
      For 2004 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 2.43% and 17.27% between 2005 and 2014 and 5.0% after 2014. For 2003 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.1% and 6.04% between 2004 and 2013 and 5.0% after 2013.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed in health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost component	$18	$(16)
Effect on benefit obligation	$314	$(285)
      To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2005 and ending on December 31, 2005. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
      Estimated future pension benefits payments are as follows:

2005	$13,972
2006	13,597
2007	13,286
2008	12,953
2009	12,606
2010-2014	76,864
Profit Sharing and Other Plans:
      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
plans and expensed $1,343, $1,437 and $1,458 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.	INCOME TAXES
      The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The consolidated U.S. income tax return does not include the activities of New Valley. New Valley files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,

	2004	2003	2002

Current:
U.S. Federal	$4,252	$—	$(7,774)
State	3,018	3,888	2,296

	$7,270	$3,888	$(5,478)

Deferred:
U.S. Federal	$(14,667)	$(4,143)	$(2,674)
State	437	(411)	1,759

	(14,230)	(4,554)	(915)

Total benefit	$(6,960)	$(666)	$(6,393)

      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2004		December 31, 2003

	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis-non- consolidated subsidiaries	$14,634	$22,224	$9,406	$16,754
Deferral on Philip Morris brand transaction	—	103,100	—	103,100
Employee benefit accruals	16,584	2,787	12,549	1,743
Book/tax differences on fixed and intangible assets	—	18,641	—	18,329
Other	3,729	3,707	16,193	4,001
U.S. tax loss and contribution carryforwards — Vector	7,155	—	6,170	—
U.S. tax credit carryforwards — Vector	3,257	—	3,178	—
U.S. tax loss carryforwards — New Valley	65,073	—	—	—
U.S. tax and capital loss carryforwards — New Valley	—	—	66,894	—
U.S. tax credit carryforwards — New Valley	13,512	—	13,512	—
Valuation allowance	(83,130)	—	(95,374)	—

	$40,814	$150,459	$32,528	$143,927

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $83,130 at December 31, 2004, which relates to the deferred tax assets of New Valley.
      The valuation allowance of $83,130 at December 31, 2004 consisted primarily of a reserve against New Valley’s net operating loss and tax credit carryforwards of $160,500 and $13,600, respectively. In 2004, New Valley recognized $9,000 of deferred tax assets based on its management’s belief that it is more likely than not that such deferred tax assets will be realized based upon a projection of taxable income for 2005. New Valley’s management will continue to monitor New Valley’s unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted.
      As of December 31, 2004, the Company and its more than 80%-owned subsidiaries had U.S. net operating loss carryforwards of approximately $17,000 and charitable contribution carryforwards of approximately $3,000 which expire at various dates from 2007 through 2024. The Company and its more than 80%-owned subsidiaries also had approximately $2,143 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law, and $1,113 of general business credit carryforwards, which expire at various dates from 2021 through 2023.
      As of December 31, 2004, New Valley and its consolidated group had U.S. net operating loss carryforwards of approximately $160,500 for tax purposes, which expire at various dates from 2006 through 2024. New Valley also has approximately $13,500 of alternative minimum tax credit carryforwards, which may be carried forward indefinitely under current U.S. tax law.
      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

Loss from continuing operations before income taxes	$(2,921)	$(16,798)	$(38,212)

Federal income tax benefit at statutory rate	(1,022)	(5,879)	(13,374)
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	2,256	2,265	2,628
Non-deductible expenses	4,320	3,565	4,397
Equity and other adjustments	(270)	1,314	6,068
Changes in valuation allowance, net of equity and tax audit adjustments	(12,244)	(1,931)	(6,112)

Benefit for income tax	$(6,960)	$(666)	$(6,393)

      Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards and the changes in other deferred tax assets.
      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2004, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $109,645. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. (See Note 19.)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $121,000, including interest, net of tax benefits, through December 31, 2004. These amounts have been previously recognized in the Company’s consolidated financial statements as tax liabilities. As of December 31, 2004, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.
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

12.	EQUITY
      During 2004, 1,107,878 options, exercisable at prices ranging from $3.73 to $14.70 per share, were exercised for $3,165 in cash and the delivery to the Company of 348,623 shares of common stock with a fair market value of $5,346 or $15.33 per share at the date of exercise.
      On June 1, 2004, the Company granted 10,500 restricted shares of the Company’s common stock to each of its four outside directors which will vest over a period of three years. The Company will recognize $644 of expense over the vesting period.
      During 2003, the remaining 140,381 warrants to purchase Vector’s common stock at $3.61 per share issued in 1998 were exercised.
      During 2003, the remaining 435,990 options to purchase Vector’s common stock at $4.47 per share granted in 1998 to a law firm which represents the Company and Liggett were exercised. The exercise price was paid by the surrender of 248,489 options.
      During 2003, employees of the Company exercised 221,793 options to purchase Vector’s common stock at prices ranging from $3.73 to $12.10 per share.

13.	STOCK PLANS
      In April 2004, the Company amended its 1999 Long-Term Incentive Plan (the “1999 Plan”). The 1999 Plan, as amended, authorizes the granting of up to 8,925,000 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. The amended 1999 Plan was approved by the Company’s stockholders in May 2004. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In October 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the “1998 Plan”) which authorizes the granting of up to 6,700,478 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan.
      In January 2001, the Company granted non-qualified stock options to the Chairman and to the President of the Company pursuant to the Company’s 1999 Long-Term Incentive Plan. Under the options, the option holders have the right to purchase an aggregate of 911,628 shares of common stock at an exercise price of $15.72 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable on November 4, 2003. Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options. In 2004, 2003 and 2002, the Company recorded charges to income of $5,798, $5,520 and $6,839, respectively, for the dividend equivalent rights on these options and the November 1999, December 1996 and January 1995 option grants discussed below.
      During the year ended December 31, 2001, other employees of the Company or its subsidiaries were awarded a total of 1,114,126 non-qualified options to purchase shares of common stock at prices ranging from $14.70 to $37.61, generally at the fair market value on the dates of grant under the Company’s 1998 and 1999 Long-Term Incentive Plan. The Company recognized compensation expense of $1,031 over the vesting period. Non-qualified options for additional 200,025, 15,750 and 57,881 shares of common stock were issued under the 1998 Plan during 2004, 2003 and 2002, respectively. The exercise prices of the options granted were $15.42 in 2004, $12.02 in 2003 and $10.91 to $24.90 in 2002, the fair market value on the dates of grant.
      In November 1999, the Company granted non-qualified stock options to six executive officers of the Company or its subsidiaries, including the Chairman and a consultant to the Company who now serves as President and a director of the Company (the “Consultant”), pursuant to the 1999 Plan. Under the options, the option holders have the right to purchase an aggregate of 2,820,581 shares of common stock at an exercise price of $12.10 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable on November 4, 2003. Common stock dividend equivalents are paid currently with respect to each share underlying the unexercised portion of the options.
      In July 1998, the Company granted a non-qualified stock option to each of the Chairman and the Consultant, pursuant to the 1998 Plan. Under the options, the Chairman and the Consultant have the right to purchase 3,350,238 shares and 670,045 shares (exercised in 2004), respectively, of common stock at an exercise price of $7.29 per share (the fair market value of a share of common stock on the date of grant). The options have a ten-year term and became exercisable as to one-fourth of the shares on each of the first four anniversaries of the date of grant.
      In November 1999, the Company granted non-qualified stock options to purchase 1,245,578 shares of common stock to key employees of Liggett under the 1998 Plan. Under the options, the Liggett option holders had the right to purchase shares at prices ranging from $12.10 to $14.10 per share. The options became fully exercisable on December 31, 2003, assuming the continued employment of the option holder. The Company recognized compensation expense of $1,717 over the vesting period.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      A summary of employee stock option transactions follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price

Outstanding on December 31, 2001	12,337,707	$5.82
Granted	60,775	$15.81
Exercised	(1,774,025)	$1.52
Cancelled	(136,818)	$12.83

Outstanding on December 31, 2002	10,487,639	$11.70
Granted	16,538	$12.02
Exercised	(221,794)	$5.60
Cancelled	(161,193)	$16.76

Outstanding on December 31, 2003	10,121,190	$11.75
Granted	200,007	$11.76
Exercised	(1,107,878)	$7.68
Cancelled	(363,355)	$19.49

Outstanding on December 31, 2004	8,849,964	$11.98

Options exercisable at:
December 31, 2002	4,428,974
December 31, 2003	8,694,607
December 31, 2004	8,473,807
      Additional information relating to options outstanding at December 31, 2004 follows:

	Options Outstanding			Options Exercisable

		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2004	(Years)	Exercise Price	12/31/2004	Exercise Price

$ 7.28	3,350,238	3.6	$7.2800	3,350,238	$7.2800
$ 7.5201 — $11.2800	275,047	6.1	$11.1284	249,001	$11.1513
$11.2801 — $15.0400	3,304,784	4.8	$12.1309	3,282,451	$12.1182
$15.0401 — $18.8000	1,375,501	6.1	$15.9196	1,243,169	$15.8524
$18.8001 — $22.5600	578	0.2	$21.8200	578	$21.8200
$22.5601 — $26.3200	93,036	2.3	$24.4991	79,580	$24.5650
$26.3201 — $30.0800	37,973	6.2	$27.2308	23,845	$27.2387
$30.0801 — $33.8400	339,470	6.7	$32.9661	206,669	$32.9931
$33.8401 — $37.6000	73,337	6.4	$34.6002	38,276	$34.7050

	8,849,964	4.7	$20.8417	8,473,807	$20.8600

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted:

	2004	2003	2002

Risk-free interest rate	4.54%	4.0%	3.9% — 4.7%
Expected volatility	18.43%	53.4%	45.8% — 53.5%
Dividend yield	9.88%	12.7%	5.7% — 13.3%
Expected holding period	10 years	10 years	10 years
Weighted average fair value	$0.45	$1.54	$1.36 — $8.63
      In December 1996, the Company granted the Consultant non-qualified stock options to purchase 1,340,095 shares of the Company’s common stock at an exercise price of $0.75 per share, which options were exercised in December 2002. The Company recognized compensation expense of $2,242 in 2002. Under the agreement, common stock dividend equivalents were paid on each unexercised option.
      In January 1995, the Company granted the Consultant non-qualified stock options, of which the remaining options to purchase 335,022 shares at $1.49 per share were exercised in December 2002. The grant provided for dividend equivalent rights on all the shares underlying the unexercised options.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,

	2004	2003	2002

I. Cash paid during the period for:
Interest	$22,506	$23,970	$24,206
Income taxes	2,393	2,016	3,148
II. Non-cash investing and financing activities:
Issuance of stock dividend	29,668	28,270	22,279
Conversion of debt	8	—	—

15.	CONTINGENCIES
      Smoking-Related Litigation:
      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company’s predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the year

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
ended December 31, 2004, Liggett incurred legal fees and other litigation costs totaling approximately $5,110 compared to $6,122 for 2003 and $4,931 for 2002.
      Individual Actions. As of December 31, 2004, there were approximately 330 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 111 were pending in Maryland, 95 in Florida, 43 in Mississippi, 19 in New York and 15 in Puerto Rico. The balance of the individual cases were pending in 15 states. In one of these cases, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.
      There are six individual cases pending where Liggett is the only named defendant. In April 2004, in one of these cases, Beverly Davis v. Liggett Group Inc., a jury in a Florida state court action awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in another of these cases, Angel Martinez v. Liggett Group Inc., a state court jury in Florida returned a verdict in favor of Liggett. The plaintiff’s post-trial motion seeking a new trial is pending.
      The plaintiffs’ allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.
      Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:

•	In February, 1999, in Henley v. Philip Morris, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court’s 2003 opinion in State Farm, limiting punitive damages. In September 2004, the California Supreme Court upheld the $9,000 punitive damages award. The defendant has appealed.

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. The Oregon Supreme Court has agreed to review the case.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

•	In March 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc., et al. The jury awarded the plaintiff $1,720 in compensatory damages and $20,000 in punitive damages. In April 2004, the California Court of Appeals reversed the judgment and remanded the case for a new trial.

•	In 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

•	In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In October 2004, the California Court of Appeals granted the parties’ petitions for rehearing and vacated its decision.

•	In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court’s final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

•	In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. In February 2005, the United States Court of Appeals for the Tenth Circuit overturned the punitive damages award, while upholding the compensatory damages award.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. The parties have appealed.

•	In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,540 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants’ motion for rehearing was denied, and the judgment was paid in October 2004.

•	In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. In January 2005, the United States Court of Appeals for the Eighth Circuit affirmed the compensatory damages award, but reduced the punitive damages award to $5,000. The judgment was paid in February 2005.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris intends to appeal.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants intend to appeal.
      One of the states where several individual cases are pending against Liggett is Mississippi. In 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on product liability.” Based on this ruling, Liggett is seeking, or intends to seek, dismissal of each of the approximately 43 cases pending against it in Mississippi.
      Class Actions. As December 31, 2004, there were approximately 18 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
      The extent of the impact of the Castano decision on smoking-related class action litigation is still uncertain. The Castano decision has had a limited effect with respect to courts’ decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit’s ruling, a court in Louisiana (Liggett is not a defendant in this proceeding) has certified an “addiction-as-injury” class action that covered only citizens in the state. In May 2004, the jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the class’ claim for a smoking cessation program. The case is on appeal. Two other class actions, Broin, et al., v. Philip Morris Companies Inc., et al., and Engle, et al., v. R.J. Reynolds Tobacco Company, et al., were certified in state court in Florida prior to the Fifth Circuit’s decision. In April 2001, Brown, et al., v. The American Tobacco Company, Inc., et al., was certified as a class action in California. The Brown class was subsequently decertified by the court in March 2005.
      In May 1994, the Engle case was filed against Liggett and others in the Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida. The class consists of all Florida residents and citizens, and their survivors, who have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarettes that contain nicotine. Phase I of the trial commenced in July 1998 and in July 1999, the jury returned the Phase I verdict. The Phase I verdict concerned certain issues determined by the trial court to be “common” to the causes of action of the plaintiff class. Among other things, the jury found that: smoking cigarettes causes 20 diseases or medical conditions, cigarettes are addictive or dependence producing, defective and unreasonably dangerous, defendants made materially false statements with the intention of misleading smokers, defendants concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes and agreed to misrepresent and conceal the health effects and/or the addictive nature of smoking cigarettes, and defendants were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. The jury also found that defendants’ conduct “rose to a level that would permit a potential award or entitlement to punitive damages.” The court decided that Phase II of the trial, which commenced November 1999, would be a causation and damages trial for three of the class representatives and a punitive damages trial on a class-wide basis, before the same jury that returned the verdict in Phase I. Phase III of the trial was to be conducted before separate juries to address absent class members’ claims, including issues of specific causation and other individual issues regarding entitlement to compensatory damages. In April 2000, the jury awarded compensatory damages of $12,704 to the three plaintiffs, to be reduced in proportion to the respective plaintiff’s fault. The jury also decided that the claim of one of the plaintiffs, who was awarded compensatory damages of $5,831, was not timely filed. In July 2000, the jury awarded approximately $145,000,000 in the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
punitive damages portion of Phase II against all defendants including $790,000 against Liggett. The court entered a final order of judgment against the defendants in November 2000. The court’s final judgment, which provided for interest at the rate of 10% per year on the jury’s awards, also denied various post-trial motions, including a motion for new trial and a motion seeking reduction of the punitive damages award. Liggett appealed the court’s order.
      In May 2003, Florida’s Third District Court of Appeals decertified the Engle class and set aside the jury’s decision in the case against Liggett and the other cigarette makers, including the $145,000,000 punitive damages award. The intermediate appellate court ruled that there were multiple legal bases why the class action trial, including the punitive damages award, could not be sustained. The court found that the class failed to meet the legal requirements for class certification and that class members needed to pursue their claims on an individualized basis. The court also ruled that the trial plan violated Florida law and the appellate court’s 1996 certification decision, and was unconstitutional. The court further found that the proceedings were irretrievably tainted by class counsel’s misconduct and that the punitive damages award was bankrupting under Florida law.
      In October 2003, the Third District Court of Appeals denied class counsel’s motions seeking, among other things, a rehearing by the court. Class counsel filed a motion with the Florida Supreme Court to invoke discretionary review on the basis that the Third District Court of Appeals decision construes the due process provisions of the state and federal constitutions and conflicts with other appellate and supreme court decisions. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the Third District Court of Appeal’s ruling is not upheld on further appeal, it will have a material adverse effect on the Company.
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
      In May 2001, Liggett, Philip Morris and Lorillard Tobacco Company reached an agreement with the class in the Engle case, which provided assurance of Liggett’s ability to appeal the jury’s July 2000 verdict. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. The agreement, which was approved by the court, assured that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including an appeal to the United States Supreme Court. If Liggett’s balance sheet net worth fell below $33,781 (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the agreement provided that the stay granted in favor of Liggett in the agreement would terminate and the Engle class would be free to challenge the Florida bonding statute.
      In June 2002, the jury in a Florida state court action entitled Lukacs v. Philip Morris, et al. awarded $37,500 in compensatory damages in a case involving Liggett and two other tobacco manufacturers. In March 2003, the court reduced the amount of the compensatory damages to $25,100. The jury found Liggett 50% responsible for the damages incurred by the plaintiff. The Lukacs case was the first individual case to be tried as part of Phase III of the Engle case; the claims of all other individuals who are members of the class were stayed pending resolution of the appeal of the Engle verdict. The Lukacs verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling. As discussed

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
above, class counsel in Engle is pursuing various appellate remedies seeking reversal of the appellate court’s decision.
      Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (Blankenship), New York (Simon), Kansas (Smith) and New Mexico (Romero). A number of class certification denials are on appeal.
      In August 2000, in Blankenship v. Philip Morris, a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. The trial of this case ended in January 2001, when the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict. In June 2004, plaintiff’s motion for rehearing was denied.
      In April 2001, the California state court in Brown granted in part plaintiff’s motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiff’s claims that defendants violated California’s unfair business practices statute. The court subsequently defined “the applicable class period” for plaintiff’s claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. In March 2005, the court issued a ruling granting defendants’ motion to decertify the class. Liggett is a defendant in the case.
      In September 2002, in In Re Simon II Litigation, the federal district court for the Eastern District of New York granted plaintiffs’ motion for certification of a nationwide non-opt-out punitive damages class action against the tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In February 2003, the United States Court of Appeals for the Second Circuit agreed to review the district court’s class certification decision, and oral argument was held in November 2003.
      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Trial in Schwab is scheduled for November 2005.
      In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois in the Price, et al., v. Philip Morris case awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney’s fees and costs. Entry of judgment has been stayed. Philip Morris has appealed the verdict.
      Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants’ price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
defendants’ motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. A Kansas state court, in the case of Smith v. Philip Morris, et al., granted class certification in November 2001. In April 2003, plaintiffs’ motion for class certification was granted in Romero v. Philip Morris, a case pending in New Mexico state court. In February 2005, the New Mexico Supreme Court affirmed the trial court’s certification order. Liggett is one of the defendants in the Kansas and New Mexico cases.
      Governmental Actions. As of December 31, 2004, there were approximately 12 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Trial in the health care recovery case brought by the City of St. Louis, Missouri, against the major cigarette manufacturers is scheduled for January 2006.
      Third-Party Payor Actions. As of December 31, 2004, there were approximately five Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/ Blue Shield Plans, remain pending.
      In June 2001, a jury in a third party payor action brought by Empire Blue Cross and Blue Shield in the Eastern District of New York rendered a verdict awarding the plaintiff $17,800 in damages against the major cigarette manufacturers. As against Liggett, the jury awarded the plaintiff damages of $89. In February 2002, the court awarded plaintiff’s counsel $37,800 in attorneys’ fees, without allocating the fee award among the several defendants. Liggett has appealed both the jury verdict and the attorneys’ fee award. In September 2003, the United States Court of Appeals for the Second Circuit reversed the portion of the judgment relating to subrogation, certified questions relating to plaintiff’s direct claims of deceptive business practices to the New York Court of Appeals and deferred its ruling on the appeal of the attorneys’ fees award pending the ruling on the certified questions. In October 2004, the New York Court of Appeals ruled in defendants’ favor on the certified questions and found that plaintiff’s direct claims are barred on grounds of remoteness. In December 2004, the Second Circuit issued a revised decision, vacating the award of compensatory damages and attorneys’ fees, and reversing the judgment. In February 2005, the parties stipulated to a dismissal with prejudice.
      In other Third-Party Payor Actions claimants have set forth several additional theories of relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Nevertheless, no specific amounts are provided. It is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.
      Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government’s RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. In April 2004, the court denied Liggett’s motion to be dismissed from the case. Trial of the case began in September 2004 and is proceeding. In February 2005, the United States Court of Appeals for the District of Columbia upheld the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. The government has stated that it intends to appeal.
      In June 2001, the United States Attorney General assembled a team of three Department of Justice (“DOJ”) lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including Liggett, in July 2001. No settlement was reached.
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
      In November 1998, Philip Morris, Brown & Williamson, R.J. Reynolds and Lorillard (collectively, the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with the OPMs and any other tobacco product manufacturer that becomes a signatory, the “Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each settling jurisdiction.
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
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes requirements applicable to lobbying activities conducted on behalf of Participating Manufacturers.
      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003 and 2.3% during 2004. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the MSA whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $23,315 for their estimated MSA obligations for 2004 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

Year	Amount

2005 – 2007	$8,000,000
2008 – 2017	$8,139,000
2018 and each year thereafter	$9,000,000
      These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
      Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the MSA, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $2,000 per year for the period 2001 through 2004, or a total of approximately $8,000, and require Liggett to pay an additional amount of approximately $2,000 per year in 2005 and in future periods by lowering Liggett’s market share exemption under the MSA.
      Liggett has objected to this retroactive change, and intends to challenge it by way of arbitration or court proceeding if it is ultimately implemented. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible for several reasons, including that:

•	utilization of net unit amounts is not required by the MSA (as reflected by, among other things, the utilization of gross unit amounts for the past six years),

•	such a change is not authorized without the consent of affected parties to the MSA,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

•	the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption), and

•	Liggett and others have relied upon the calculations based on gross unit amounts for the past six years.
      The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained “most-favored nations” provisions, which could reduce Liggett’s and Brooke Group Holding’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states have been eliminated, except for a $100 a year payment to Minnesota negotiated in 2003, to be paid any year cigarettes manufactured by Liggett are sold in that state. With respect to all non-economic obligations under the previous settlements, both Brooke Group Holding and Liggett are entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
      In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure its purported default in payment.
      No amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the MSA, due to the recalculation of the Participating Manufacturers’ payment obligations, or under the settlement agreements with these three states. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional material payments under the MSA and the settlement agreements with these three states, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
      On August 30, 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intend to initiate proceedings against the Attorneys General for violating the terms of the MSA. The Company’s subsidiaries allege that the Attorneys General violated their rights and the MSA by extending unauthorized favorable financial terms to Miami based Vibo Corporation d/b/a/ General Tobacco when, on August 19, 2004, the Attorneys General entered into an agreement with General Tobacco allowing it to become a Subsequent Participating Manufacturer under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.
      In the notice sent to the Attorneys General, the Company’s subsidiaries indicate that they will seek to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Copies of the various settlement agreements are filed as exhibits to the Company’s Annual Report on Form 10-K and the discussion herein is qualified in its entirety by reference thereto.
      Trials. Trial in the United States government action began on September 21, 2004 in federal court in the District of Columbia. Cases currently scheduled for trial during the next six months include two individual actions in Florida state court, with trial in one of these cases scheduled for March 2005 and trial in another scheduled for May 2005. Liggett is the sole defendant in each of these cases. Trial dates, however, are subject to change.
      Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on further appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.
      It is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.
      Liggett’s and Vector Tobacco’s management are unaware of any material environmental conditions affecting their existing facilities. Liggett’s and Vector Tobacco’s management believe that current operations are conducted in material compliance with all environmental laws and regulations and other laws and regulations governing cigarette manufacturers. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
not had a material effect on the capital expenditures, results of operations or competitive position of Liggett or Vector Tobacco.
      Liggett has been served in three reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including Liggett, profited from the use of slave labor. Seven additional cases have been filed in California, Illinois and New York. Liggett is a named defendant in only one of these additional cases, but has not been served.
      There are several other proceedings, lawsuits and claims pending against the Company and certain of its consolidated subsidiaries unrelated to smoking or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.
Legislation and Regulation:
      Many cities and states have recently enacted legislation banning smoking in public places including offices, restaurants, public buildings and bars. Efforts to limit smoking in public places could have a material adverse effect on the Company.
      In January 1993, the Environmental Protection Agency (“EPA”) released a report on the respiratory effect of secondary smoke which concludes that secondary smoke is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate secondary smoke, and that given the scientific evidence and the EPA’s failure to follow its own guidelines in making the determination, the EPA’s classification of secondary smoke was arbitrary and capricious. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with relevant statutory requirements. The federal government appealed the court’s ruling. In December 2002, the United States Court of Appeals for the Fourth Circuit rejected the industry challenge to the EPA report ruling that it was not subject to court review. Issuance of the report may encourage efforts to limit smoking in public areas.
      In February 1996, the United States Trade representative issued an “advance notice of proposed rule making” concerning how tobacco is imported under a previously established tobacco tariff rate quota (“TRQ”) should be allocated. Currently, tobacco imported under the TRQ is allocated on a “first-come, first-served” basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an “end-user licensing” system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company.
      In August 1996, the Food and Drug Administration (the “FDA”) filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations.
      Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco products. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company.
      In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $23,000 for the first year of the program which began January 1, 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
      In August 1996, Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 2002, the United States Court of Appeals for the First Circuit ruled that the ingredients disclosure provisions violated the constitutional prohibition against unlawful seizure of property by forcing firms to reveal trade secrets. The decision was not appealed by the state. Liggett began voluntarily complying with this legislation in December 1997 by providing ingredient information to the Massachusetts Department of Public Health and, notwithstanding the appellate court’s ruling, has continued to provide ingredient disclosure. Liggett also provides ingredient information annually, as required by law, to the states of Texas and Minnesota. Several other states are considering ingredient disclosure legislation and the Senate bill providing for FDA regulation also calls for, among other things, ingredient disclosure.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2004, 10 states enacted increases in excise taxes. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse impact on sales of cigarettes.
      Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for “fire-safe” or self-extinguishing cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Liggett and Vector Tobacco have not historically provided products that would be compliant under these new OFPC regulations, and certain design and manufacturing changes have been necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have complied with these New York regulatory requirements. Similar legislation is being considered by other state

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.
      Federal or state regulators may object to Vector Tobacco’s reduced carcinogen and low nicotine and nicotine-free cigarette products as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has recently agreed to suspend all print advertising for its Quest brand while discussions are pending. If Vector Tobacco is unable to advertise its Quest brand, it could have a material adverse effect on sales of Quest. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced carcinogen and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies like the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has also expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse impact on the Company.
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
Other Matters:
      In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley’s purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley’s directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley’s board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. In March 2005, New Valley, its directors and Brooke Group Holding settled the consolidated action. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the agreement, the Company will pay New Valley $7,000, and New Valley will pay legal fees and expenses of up to $2,150. The Company

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement.
      In July 1999, a purported class action was commenced on behalf of New Valley’s former Class B preferred shareholders against New Valley, Brooke Group Holding and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley’s stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court dismissed six of plaintiff’s nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and New Valley believe that the remaining allegations are without merit and filed a motion for summary judgment on the remaining three claims. Oral argument on the summary judgment motion was held in February 2005.
      Although there can be no assurances, Brooke Group Holding and New Valley believe, after consultation with counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s or New Valley’s consolidated financial position, results of operations or cash flows.
      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and a demand note for $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2004.
      As of December 31, 2004, New Valley had $300 of remaining prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

16.	RELATED PARTY TRANSACTIONS
      In connection with the Company’s convertible note offering in November 2004, the purchasers of the notes required the principal stockholder and Chairman of the Company to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 3,472,875 shares of Common Stock from the principal stockholder or an entity affiliated with him during a 30-month period, subject to extension under various conditions, and that he agree not to dispose of such shares during this period, subject to limited exceptions. In consideration for the principal stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and the principal stockholder, shares of Common Stock, equal to 1% of the aggregate market value of 3,472,875 shares of Common Stock. In addition, the Company agreed to hold the principal stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. The principal stockholder has the right to assign to the Company’s President some or all of his obligation to lend the shares under such agreement. For the year ended December 31, 2004, the Company paid an entity affiliated with the principal stockholder an aggregate of $69 under this agreement.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In connection with the Company’s convertible note offering in 2001, a similar agreement with the principal stockholder of the Company had been in place for the three-year period ended June 29, 2004. For the years ended December 31, 2004, 2003 and 2002, the Company paid an entity affiliated with the principal stockholder an aggregate of $291, $498 and $616, respectively, under this agreement.
      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of, and the Company’s President is a stockholder and registered representative in, a registered broker-dealer that has performed stock brokerage and related services for New Valley. The broker-dealer received brokerage commissions and other income of approximately $46, $48 and $87 from New Valley during 2004, 2003 and 2002, respectively.
      Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of Ladenburg Thalmann Financial Services, Inc., which is indebted to New Valley. (Refer to Note 19.)
      The Company’s President, a firm of which he serves as Chairman of the Board and the firm’s affiliates received ordinary and customary insurance commissions aggregating approximately $587, $541 and $606 in 2004, 2003 and 2002, respectively, on various insurance policies issued for the Company and its subsidiaries and investees.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair value of the Company’s financial instruments have been determined by the Company using available market information and appropriate valuation methodologies described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$110,004	$110,004	$74,808	$74,808
Investment securities available for sale	14,927	14,927	67,521	67,521
Restricted assets	4,980	4,980	6,342	6,342
Long-term investments, net	2,410	15,206	2,431	11,741
Financial liabilities:
Notes payable and long-term debt	260,646	245,517	310,739	292,998
Embedded derivatives	25,686	25,686	—	—

18.	PHILIP MORRIS BRAND TRANSACTION
      In November 1998, the Company and Liggett granted Philip Morris Incorporated options to purchase interests in Trademarks LLC which holds three domestic cigarette brands, L&M, Chesterfield and Lark, formerly held by Liggett’s subsidiary, Eve Holdings Inc.
      Under the terms of the Philip Morris agreements, Eve contributed the three brands to Trademarks, a newly-formed limited liability company, in exchange for 100% of two classes of Trademarks’ interests, the Class A Voting Interest and the Class B Redeemable Nonvoting Interest. Philip Morris acquired two options to purchase the interests from Eve. In December 1998, Philip Morris paid Eve a total of $150,000 for the options, $5,000 for the option for the Class A interest and $145,000 for the option for the Class B interest.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
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
      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve’s release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The Company believes the fair value of Eve’s guarantee is negligible at December 31, 2004.
      Trademarks has granted Philip Morris an exclusive license of the three brands for an 11-year term expiring May 24, 2010 at an annual royalty based on sales of cigarettes under the brands, subject to a minimum annual royalty payment equal to the annual debt service obligation on the loan plus $1,000.
      If Philip Morris fails to exercise the Class B option, Eve will have an option to put its Class B interest to Philip Morris, or Philip Morris’ designees, at a put price that is $5,000 less than the exercise price of the Class B option (and includes Philip Morris’ obtaining Eve’s release from its loan guarantee). The Eve put option is exercisable at any time during the 90-day period beginning March 2, 2010.
      If the Class B option, Trademarks’ redemption right and the Eve put option expire unexercised, the holder of the Class B interest will be entitled to convert the Class B interest, at its election, into a Class A interest with the same rights to share in future profits and losses, the same voting power and the same claim to capital as the entire existing outstanding Class A interest, i.e., a 50% interest in Trademarks.
      Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. As discussed in Note 11 the Internal Revenue Service has issued to the Company a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.

19.	NEW VALLEY CORPORATION
      Acquisition of Real Estate. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale. (Refer to Notes 8 and 20.)
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
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
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
      New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and in Koa Investors LLC on the equity method. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with approximately 525 rooms.
      New Valley recorded income of $11,612, $1,228 and $594 for the years ended December 31, 2004, 2003 and 2002, respectively, associated with Douglas Elliman Realty LLC. Summarized financial information as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 for Douglas Elliman Realty LLC is presented below. The summarized financial information for the year ended December 31, 2003 includes the results from operations of Douglas Elliman LLC and its affiliated property management company from March 14, 2003 (date of acquisition) to December 31, 2003.

	December 31, 2004	December 31, 2003

Cash	$21,375	$9,062
Other current assets	4,726	6,385
Property, plant and equipment, net	15,520	11,311
Trademarks	21,663	21,663
Goodwill	36,676	34,319
Other intangible assets, net	2,748	4,021
Other noncurrent assets	1,112	632
Notes payable — current	4,998	8,944
Other current liabilities	17,757	10,176
Notes payable — long term	69,942	68,562
Members’ equity (deficiency)	11,123	(289)

	Year Ended December 31,

	2004	2003	2002

Revenues	$286,816	$179,853	$59,290
Costs and expenses	253,862	166,278	56,929
Depreciation expense	4,533	3,640	556
Amortization expense	968	5,037	10
Interest expense, net	6,208	4,767	370
Other income	—	67	87
Income tax expense	645	—	—

Net income	$20,600	$198	$1,512

      New Valley accounts for its interest in Koa Investors on the equity method and recorded losses of $1,830, $327 and $1,343 for the years ended December 31, 2004, 2003 and 2002, respectively, associated with the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
property. Summarized financial information as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 for Koa Investors is presented below.

	December 31, 2004	December 31, 2003

Cash	$2,062	$679
Restricted assets	5,538	—
Other current assets	988	141
Property, plant and equipment, net	77,339	19,850
Deferred financing costs, net	1,724	139
Account payable and other current liabilities	11,064	3,350
Notes payable	60,356	5,000
Members’ equity	16,231	12,459

	Year Ended December 31,

	2004	2003	2002

Revenues	$2,806	$—	$—
Costs and operating expenses	4,588	—	—
Management fees	440	500	500
Depreciation expense	625	—	—
Amortization expense	104	—	—
Loss on disposal of fixed assets	—	—	2,108
Interest expense, net	709	—	—

Net loss	$(3,660)	$(500)	$(2,608)

      Russian Real Estate. In April 2002, New Valley sold the shares of BrookeMil Ltd., a wholly-owned subsidiary, for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley’s remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC joint venture of New Valley and Apollo Real Estate Investment Fund III, L.P. (“Apollo”), New Valley received approximately $7,500 of the net proceeds from the sale and Apollo received approximately $12,500 of the proceeds. New Valley recorded a gain on sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale.
      LTS. In November 2004, New Valley and the other holder of the convertible notes of Ladenburg Thalmann Financial Services Inc. (“LTS”) entered into a debt conversion agreement with LTS. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of LTS. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share and New Valley and the other holder each agreed to purchase $5,000 of LTS common stock at $0.45 per share.
      The note conversion transaction was approved by the LTS shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares.
      LTS borrowed $1,750 from New Valley in 2004 and an additional $1,750 in the first quarter 2005. At the closing of the debt conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of LTS common stock.
      On March 4, 2005, New Valley announced that it would distribute the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to holders of New Valley common shares through a

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
special dividend. On the same date, the Company announced that the Company would, in turn, distribute the 10,947,448 shares of LTS common stock that it would receive from New Valley to the holders of its common stock as a special dividend. The special dividends will be accomplished through pro rata distributions of the LTS shares to be paid on March 30, 2005 to holders of record as of March 18, 2005. New Valley stockholders will receive approximately 0.852 of an LTS share for each share of New Valley, and the Company’s stockholders will receive approximately 0.24 of an LTS share for each share of the Company.
      Following the distribution, New Valley will continue to hold the 11,111,111 shares of LTS common stock (approximately 9.2% of the outstanding shares), the $5,000 of LTS’s notes due December 31, 2006 (discussed below) and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.
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
      New Valley evaluated its ability to collect the $13,198 of notes and interest receivable from LTS at September 30, 2002. These notes receivable include the $5,000 of notes issued in 2002 and the $8,010 convertible note issued to New Valley in May 2001 in connection with the LTS acquisition. New Valley determined, based on then current trends in the broker-dealer industry and LTS’s operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.
      Share Repurchase. In October 1999, New Valley’s Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2004, New Valley had repurchased 1,229,515 shares for approximately $4,895. At December 31, 2004, the Company owned 58.2% of New Valley’s common shares.
      Restricted Share Award. On January 10, 2005, the President and Chief Operating Officer of New Valley, who also serves in the same positions with the Company, was awarded a restricted stock grant of 1,250,000 shares of New Valley’s common shares pursuant to New Valley’s 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vest on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event his employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector Group, any remaining balance of the shares not previously vested will be forfeited by him. Following the issuance of the restricted shares, the Company ownership interest in New Valley’s common shares was 55.1%. New Valley will record deferred compensation of $8,886 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. New Valley anticipates recording $1,857 in compensation expense in 2005, $1,269 as compensation expense in each of the years from 2006 to 2009, $1,899 in 2010 and $52 in 2011.

20.	DISCONTINUED OPERATIONS
      Real Estate Leasing. As discussed in Note 19, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three years ended December 31, 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by (used in) discontinued operations.” The assets of the discontinued operations have been recorded as “Assets held for sale” in the consolidated balance sheets at December 31, 2004.
      Summarized operating results of the discontinued real estate leasing operations for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Revenues	$7,333	$7,298	$340
Expenses	5,240	4,952	227
Income from operations before income taxes and minority interests	2,093	2,346	113
Provision for income taxes	1,125	1,240	60
Minority interests	510	584	28

Income from discontinued operations	$458	$522	$25

      Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,231 (net of minority interests and taxes) for the year ended December 31, 2004 related to the adjustment of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various accruals previously established and were made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.

21.	SEGMENT INFORMATION
      The Company’s significant business segments for each of the three years ended December 31, 2004 were Liggett, Vector Tobacco and real estate. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The real estate segment includes New Valley’s real estate activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Financial information for the Company’s continuing operations before taxes and minority interests for the years ended December 31, 2004, 2003 and 2002 follows:

			Vector		Real		Corporate
	Liggett		Tobacco		Estate		and Other	Total

2004

Revenues	$484,898		$13,962		$—		$—	$498,860
Operating income (loss)	110,675	(1)	(64,942	)(1)	—		(30,286)	15,447	(1)
Identifiable assets	278,846		5,977		82,087	(4)	168,985	535,895
Depreciation and amortization	7,889		1,679		—		2,255	11,823
Capital expenditures	4,132		125		—		37	4,294
2003

Revenues	$503,231		$26,154		$—		$—	$529,385
Operating income (loss)	119,749		(92,825	)(2)	—		(26,434)	490	(2)
Identifiable assets	304,155		76,718		74,594	(4)	172,745	628,212
Depreciation and amortization	7,106		4,927		—		2,695	14,728
Capital expenditures	5,644		2,296		—		954	8,894
2002

Revenues	$494,975		$7,442		$661		$—	$503,078
Operating income (loss)	102,718	(3)	(88,159)		(763)		(32,688)	(18,892	)(3)
Identifiable assets	274,667		92,529		62,755	(4)	277,319	707,270
Depreciation and amortization	5,634		5,166		191		2,818	13,809
Capital expenditures	19,078		16,863		687		5,750	42,378

(1)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory impairment charge at Vector Tobacco in 2004.
(2)	Includes restructuring charges of $21,300 in 2003.
(3)	Includes restructuring charges of $3,460 in 2002.
(4)	Identifiable assets in the real estate segment include $54,927, $55,876 and $54,947 in 2004, 2003 and 2002, respectively, of assets attributable to discontinued real estate operations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

22.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
      Quarterly data for the year ended December 31, 2004 and 2003 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2004(1)	2004	2004	2004

Revenues	$127,991	$124,251	$120,045	$126,573
Operating income (loss)	11,790	16,715	(25,899)	12,841
Income (loss) from continuing operations	8,627	7,954	(17,035)	4,493
Income from discontinued operations	2,310	112	133	134
Net income (loss) applicable to common shares	$10,937	$8,066	$(16,902)	$4,627

Per basic common share(2):
Income (loss) from continuing operations	$0.21	$0.19	$(0.42)	$0.10

Income from discontinued operations	$0.05	$—	$0.01	$0.01

Net income (loss) applicable to common shares	$0.26	$0.19	$(0.41)	$0.11

Per diluted common share(2):
Income (loss) from continuing operations	$0.20	$0.19	$(0.42)	$0.10

Income from discontinued operations	$0.05	$—	$0.01	$0.01

Net income (loss) applicable to common shares	$0.25	$0.19	$(0.41)	$0.11

(1)	Fourth quarter 2004 income from continuing operations included $6,155 restructuring charge related to Liggett Vector Brands, $4,177 charge (net of minority interests) for settlement of shareholder derivative suit and $4,694 loss on extinguishment of debt related to retirement of VGR Holding’s senior secured notes. Fourth quarter 2004 income from discontinued operations included $2,231 gain, net of taxes and minority interests, from the reversal of tax and bankruptcy accruals previously established by New Valley following resolution of these matters.
(2)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2004. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Revenues	$127,589	$141,053	$129,400	$131,343
Operating income (loss)	11,041	(9,266)	(159)	(1,126)
Income (loss) from continuing operations	3,428	(9,516)	(5,077)	(4,967)
Income from discontinued operations	121	136	147	118
Net income (loss) applicable to common shares	$3,549	$(9,380)	$(4,930)	$(4,849)

*Per basic common share:
Income (loss) from continuing operations	$0.08	$(0.24)	$(0.13)	$(0.13)

Income from discontinued operations	$0.01	$0.01	$0.01	$0.01

Net income (loss) applicable to common shares	$0.09	$(0.23)	$(0.12)	$(0.12)

*Per diluted common share:
Income (loss) from continuing operations	$0.08	$(0.24)	$(0.13)	$(0.13)

Income from discontinued operations	$—	$0.01	$0.01	$0.01

Net income (loss) applicable to common shares	$0.08	$(0.23)	$(0.12)	$(0.12)

*	Per share computations include the impact of a 5% stock dividend paid on September 29, 2003. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year ended December 31, 2004
Allowances for:
Doubtful accounts	$350	$18	$163	$205
Cash discounts	396	23,554	23,843	107
Deferred tax valuation allowance	95,374	—	12,244	83,130
Sales returns	8,472	55	2,497	6,030

Total	$104,592	$23,627	$38,747	$89,472

Year ended December 31, 2003
Allowances for:
Doubtful accounts	$1,499	$—	$1,149	$350
Cash discounts	749	29,373	29,726	396
Deferred tax valuation allowance	97,305	—	1,931	95,374
Sales returns	8,947	—	475	8,472

Total	$108,500	$29,373	$33,281	$104,592

Year ended December 31, 2002
Allowances for:
Doubtful accounts	$238	$1,627	$366	$1,499
Cash discounts	1,863	29,740	30,854	749
Deferred tax valuation allowance	92,469	6,771	1,935	97,305
Sales returns	3,894	5,053	—	8,947

Total	$98,464	$43,191	$33,155	$108,500

SCHEDULE III
VECTOR GROUP LTD.
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(Amounts in thousands)

					Gross Amount Carried
					At Close of Period
				Cost
		Initial Cost		Capitalized		Buildings
Description				Net of		and		Accumulated	Date	Date	Depreciable
And Location	Encumbrances	Land	Building	Deletions	Land	Improvements	Total	Depreciation	Constructed	Acquired	Life

Office Buildings:
100 College Road West	$26,784	$5,219	$31,842	$—	$5,219	$31,842	$37,061	$1,667	2000	Dec 2002	39
150 College Road West	12,429	2,417	14,780	—	2,417	14,780	17,197	774	2001	Dec 2002	39

Total	$39,213	$7,636	$46,622	$—	$7,636	$46,622	$54,258	$2,441

SCHEDULE III
VECTOR GROUP LTD.
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the three years ended December 31, 2004
(Amounts in thousands)
Reconciliation of Carrying Costs and Accumulated Deprecation

		Buildings and		Accumulated
	Land	Improvements	Total	Depreciation

Balance at January 1, 2002	$39,937	$11,198	$51,135	$2,148

Additions during period:
Other acquisitions	7,636	46,622	54,258	—
Improvements, etc	687	—	687	—
Reclassifications	—	—	—	—
Depreciation expense	—	—	—	2,123

Total Additions	8,323	46,622	54,945	2,123

Deductions during period:
Cost of real estate sold	40,624	11,198	51,822	4,221

Balance at December 31, 2002	$7,636	$46,622	$54,258	$50

Additions during period:
Other acquisitions	—	—	—	—
Improvements, etc	—	—	—	—
Reclassifications	—	—	—	—
Depreciation expense	—	—	—	1,196

Total Additions	—	—	—	1,196

Deductions during period:
Cost of real estate sold	—	—	—	—

Balance at December 31, 2003	$7,636	$46,622	$54,258	$1,246

Additions during period:
Other acquisitions	—	—	—	—
Improvements, etc	—	—	—	—
Reclassifications	—	—	—	—
Depreciation expense	—	—	—	1,195

Total Additions	—	—	—	1,195

Deductions during period:
Cost of real estate sold	—	—	—	—

Balance at December 31, 2004	$7,636	$46,622	$54,258	$2,441