Form 10-K/A
period 2004-12-31
VECTOR GROUP LTD
filed 2005-03-31
CIK 59440

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of each exchange on
       Title of Each Class                                 Which Registered
       -------------------                             -------------------------
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

================================================================================

                                EXPLANATORY NOTE


         This Annual Report on Form 10-K/A for the year ended December 31, 2004 is being filed to include in Part IV, Item 15, financial statements with respect to Douglas Elliman Realty, LLC and Koa Investors, LLC. In accordance with Rule 3-09 of Regulation S-X, the separate financial statements of these entities (50% or less owned persons) are being filed with the SEC no later than 90 days after the end of our fiscal year covered by this report.

         This Amendment No. 1 does not update any other disclosure to reflect developments since the original date of filing.

         The following item of the original filing is amended by this Amendment No. 1:

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         Unaffected items have not been repeated in this Amendment No. 1.

         (a)(2) List of Financial Statement Schedules

                  The following financial statements are filed as part of this report pursuant to Item 15(c) of Form 10-K:

              Douglas Elliman Realty, LLC financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004.

              Koa Investors, LLC financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004.

         (a)(3) Exhibits

              EXHIBIT
                NO.                            DESCRIPTION
              -------        ---------------------------------------------------

                 23.1        Consent of Independent Registered Public Accounting
                             Firm

                 23.2        Consent of Independent Registered Public Accounting
                             Firm

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


         (c) Financial Statement Schedules

         The financial statements with regard to Douglas Elliman Realty, LLC and Koa Investors, LLC are being filed in this report pursuant to Rule 3-09 of Regulation S-X.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
INDEX
DECEMBER 31, 2004
-----------------------------------------------------------------------------


                                                                   PAGE(S)



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................1

FINANCIAL STATEMENTS

Consolidated Statement of Financial Position.............................2

Consolidated Statement of Operations.....................................3

Consolidated Statement of Changes in Members' Equity.....................4

Consolidated Statement of Cash Flows.....................................5

Notes to Consolidated Financial Statements............................6-17

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Managers and the Members of Douglas Elliman Realty, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Douglas Elliman Realty, LLC and Subsidiaries (the "Company") at December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Melville, New York
February 18, 2005

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


ASSETS
Current assets
    Cash and cash equivalents                                           $ 21,375
    Commission receivables                                                 1,814
    Prepaid expenses and other current assets                              2,912
                                                                        --------
             Total current assets                                         26,101
                                                                        --------
    Property and equipment, net                                           15,520
    Goodwill                                                              36,676
    Trademarks                                                            21,663
    Other intangible assets, net                                           2,748
    Deferred financing charges                                               370
    Security deposits                                                        650
    Other assets                                                              92
                                                                        --------
             Total assets                                               $103,820
                                                                        ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
    Current portion of notes payable and other obligations              $  2,491
    Current portion of notes payable to related parties                    2,507
    Accounts payable and accrued expenses                                  7,436
    Accrued compensation                                                   4,808
    Commissions payable                                                    5,520
    Other current liabilities                                                500
                                                                        --------
             Total current liabilities                                    23,262
                                                                        --------
Notes payable and other obligations, less current portion                  2,063
Notes payable to related parties, less current portion                    64,647
Other long-term liabilities                                                1,838
Accrued royalties                                                          1,287
                                                                        --------
             Total liabilities                                            93,097
                                                                        --------
Commitments and contingencies
Members' equity                                                           10,723
                                                                        --------
             Total liabilities and members' equity                      $103,820
                                                                        ========







        The accompanying notes are an integral part of these consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


REVENUES
    Commission revenues                                               $ 258,388
    Property management fees                                             22,939
    Other revenues                                                        5,489
                                                                      ---------
             Total                                                      286,816

COSTS AND EXPENSES
    Commissions and royalties                                           168,164
    Sales administration                                                 13,170
    General and administration                                           45,191
    Rent                                                                 12,137
    Advertising and promotions                                           15,200
    Depreciation                                                          4,533
    Amortization of intangible assets                                       968
                                                                      ---------
             Total costs and expenses                                   259,363
Operating income                                                         27,453
Other income (expenses)
    Interest income                                                          71
    Interest expense                                                     (6,279)
                                                                      ---------
             Net income before taxes                                     21,245
                                                                      ---------
             Income tax expense                                             645
                                                                      ---------
             Net income                                               $  20,600
                                                                      =========



        The accompanying notes are an integral part of these consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
(DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2004
----------------------------------------------------------------------------


BALANCE, JANUARY 1, 2004                                               $   (288)
Net income                                                               20,600
Distributions to members                                                 (9,589)
                                                                       --------
BALANCE, DECEMBER 31, 2004                                             $ 10,723
                                                                       ========




        The accompanying notes are an integral part of these consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $ 20,600
Adjustments to reconcile net income to net cash provided by
 operating activities
    Depreciation                                                                        4,533
    Amortization                                                                          968
    Interest paid in kind                                                                 392
    Changes in operating assets and liabilities, net of effects of acquisitions
      Accounts receivable                                                                (182)
      Prepaid expenses and other assets                                                 1,003
      Accounts payable and accrued expenses                                             4,579
      Commissions payable                                                               2,995
      Other liabilities                                                                 3,125
                                                                                     --------
             Net cash provided by operating activities                                 38,013
                                                                                     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                   (8,413)
Business acquisitions                                                                  (3,293)
                                                                                     --------
             Net cash used in investing activities                                    (11,706)
                                                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable to related parties                                           (5,594)
Payments on notes payable and other obligations                                          (396)
Payments on notes receivable                                                            1,585
Distribution to members                                                                (9,589)
                                                                                     --------
             Net cash used in financing activities                                    (13,994)
                                                                                     --------
Net increase in cash and cash equivalents                                              12,313

CASH AND CASH EQUIVALENTS
Beginning of period                                                                     9,062
                                                                                     --------
End of period                                                                        $ 21,375
                                                                                     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                        $  6,279
Income taxes paid                                                                    $     77



Non-cash investing and financing activities -- see Note 4.


        The accompanying notes are an integral part of these consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Douglas Elliman Realty, LLC, formerly Montauk Battery Realty, LLC, a New York limited liability company, and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         NATURE OF OPERATIONS

         The Company is primarily engaged in the real estate brokerage business through its principal subsidiaries, Douglas Elliman, LLC ("Douglas Elliman"), a residential real estate brokerage company based in New York, New York and its Long Island based operations, B&H Associates of New York, LLC and B&H of the Hamptons, LLC, both of which conduct business as Prudential Douglas Elliman Real Estate ("Prudential Douglas Elliman"). The Company is also engaged in property management through its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management ("DEPM").

         ORGANIZATION

         On October 15, 2002, Montauk Battery Realty, LLC was formed to consolidate the ownership of the then Company's operating entities, B&H Associates of New York, LLC and B&H of the Hamptons, LLC, under one company, which was completed on December 19, 2002. On March 14, 2003, the Company acquired Douglas Elliman and DEPM and, on May 19, 2003, Montauk Battery Realty, LLC changed its name to Douglas Elliman Realty, LLC.

         In October 2004, upon receipt of required regulatory approvals, the Company purchased all of the interest in Burr Enterprises Ltd., which conducts business as Preferred Empire Mortgage Company ("Preferred"). Preferred is a mortgage broker, and the seller is a former officer of the Company. See Notes 3 and 4.

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

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         PROPERTY AND EQUIPMENT. Property, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in other income.

         Depreciation is provided on the straight line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the improvements.

         GOODWILL AND TRADEMARKS. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company does not amortize goodwill and trademarks, which are deemed to have an indefinite useful life. The Company assesses goodwill and trademarks for impairment using fair value measurement techniques on an annual basis.

         OTHER INTANGIBLE ASSETS. Other intangible assets consist primarily of non-compete agreements and management contracts. Amortization of non-compete agreements is being provided over the contractual term, generally three years or less. Amortization of management contracts is being provided over fifteen years.

         DEFERRED FINANCING CHARGES. Deferred financing charges consist primarily of professional fees related to the acquisition of new financing and the restructuring of the Company's debt obligations in March 2003. These are being amortized over the life of the related debt obligations.

         REVENUE RECOGNITION. Real estate commissions earned by the Company's real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., the purchase or sale of a home). Property management fees earned by DEPM are recorded as revenue when the related services are performed.

         ADVERTISING COSTS.   Advertising costs are expensed as incurred
         and are included in operating expenses.

         INCOME TAXES. The Company is a limited liability company. The members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision or liability for federal income taxes is included in the financial statements. Taxes for New York City operations are included in the financial statements as New York City does not follow federal tax regulations for limited liability companies.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


3.       ACQUISITION OF DOUGLAS ELLIMAN AND DEPM

         On March 14, 2003, the Company acquired from Insignia Financial Group, Inc. ("Insignia") the operations of Douglas Elliman and DEPM and related trademarks for $67,250 cash, $175 in closing costs and the assumption of up to $4,000 of liabilities. The results of their operations are included in the consolidated financial statements from the date of acquisition. The Company's acquisition objective was to leverage and expand its position in the real estate brokerage business in the New York metropolitan area.

         Douglas Elliman was founded in 1911 and is one of Manhattan's leading residential real estate brokers, specializing in the high-end of the sales and rental marketplaces. Douglas Elliman has twelve New York City offices with more than 1,100 real estate brokers. DEPM is a leading manager of rental, co-op and condominium housing in the New York metropolitan area. DEPM provides full service third-party fee management for approximately 250 properties, representing approximately 50,000 units in New York City, Nassau County, Northern New Jersey and Westchester County.

         To fund the acquisition, the Company borrowed $71,500 from two of its members, Prudential Real Estate Financial Services of America, Inc. ("PREFSA") and New Valley Corporation ("New Valley"). PREFSA lent the Company $52,500 of senior secured debt and PREFSA and New Valley each lent the Company $9,500 of subordinated debt. In connection with the issuance of the subordinated debt, PREFSA and New Valley each acquired additional membership interests representing a 15% fully diluted interest in the Company. Based on an appraisal conducted by an independent third party, the Company valued these additional membership interests at $2,500 and recorded this amount as a reduction to the principal amount of the subordinated debt. The Company is amortizing the value of these membership interests over the term of the subordinated debt.

         The acquisition of Douglas Elliman and DEPM has been accounted for in accordance with SFAS No. 141, "Business Combinations". The cost of acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by an independent third-party appraisal.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         The following table summarizes the final purchase price allocation of Douglas Elliman's and DEPM's assets acquired and liabilities assumed at the date of acquisition.

         ASSETS
              Cash                                                  $   650
              Receivables                                             2,860
              Other assets                                              462
              Property and equipment                                 10,864
              Customer-based intangible assets                        4,057
              Management contract intangible assets                   2,734
              Trademarks                                             21,663
              Goodwill                                               33,617
                                                                    -------
                                       Total                        $76,907
                                                                    -------
         LIABILITIES
              Accounts payable and accrued expenses                 $ 6,407
              Other obligations                                       4,000
              Acquisition financing from related parties             66,500
                                                                    -------
                                       Total                        $76,907
                                                                    -------


         The Company assesses intangible assets for impairment using fair value measurement techniques on an annual basis. In accordance with SFAS No. 142, the Company does not amortize goodwill and trademarks, which are deemed to have an indefinite useful live. Douglas Elliman amortized the entire amount of the acquired customer-based intangible assets of $4,057 in the year ended December 31, 2003. DEPM is amortizing management contracts over 15 years. This represents the expected period of benefit from such assets. For U.S. income tax purposes, the Company and Insignia elected to treat the acquisition of Douglas Elliman, DEPM and the related trademarks as an asset acquisition. As a result, the entire amount of intangible assets is amortizable over 15 years for U.S. income tax purposes.

4.       ACQUISITIONS IN 2004

         The Company acquired the interest of Preferred for a purchase price of $2,363, and the interest of several real estate offices in four transactions for an aggregate purchase price of $1,230. The results of their operations are included in the consolidated financial statements from the dates of acquisition. The Company's acquisition objective was to leverage its position in the real estate brokerage business in the New York metropolitan area.

         The acquisitions have been accounted for in accordance with SFAS No. 141, "Business Combinations". The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition, which approximated their book values. The costs of the acquisitions were allocated to goodwill for $2,357, to fixed assets for $330, and to other assets for $906. The purchases were primarily funded from the Company's operations, and the Company issued a note for $300 for one of the real estate transactions. Goodwill acquired is amortizable over 15 years for U.S. income tax purposes.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 consist of the following:

         Furniture, fixtures and office equipment             $ 12,803
         Internally developed software                           6,030
         Leasehold improvements                                  8,319
         Automobiles                                                80
         Construction in progress                                  415
                                                              --------
                      Total                                     27,647
                                                              --------
         Less, accumulated depreciation and amortization       (12,127)
                                                              --------
                      Total                                   $ 15,520
                                                              ========

         The estimated useful life of furniture, fixtures and office equipment at December 31, 2004 ranges from five to ten years. Internally developed software has an estimated useful life of three to five years, and automobiles have a life of six years. Leasehold improvements are depreciated based on the lesser of the remaining life of the lease or the useful life of the leasehold improvement. Depreciation expense for the year ended December 31, 2004 was $4,533. Computer software had a net book value of $3,818 at December 31, 2004, and the related amortization expense included in depreciation expense was $1,091 for the year then ended.

6.       INTANGIBLE ASSETS

         Intangible assets at December 31, 2004 consist of the following:

         Goodwill                                        $ 36,676
         Trademarks                                        21,663
         Deferred financing charges                           506
         Other intangible assets                            3,764
                                                         --------
                      Total                                62,609
         Less, accumulated amortization                    (1,153)
                                                         --------
                      Total                              $ 61,456
                                                         ========


         In accordance with SFAS No. 142, the Company does not amortize goodwill and trademarks, which have indefinite lives. Amortization expense for the year ended December 31, 2004 was $968, which includes $78 of amortization of customer-based intangible assets acquired and fully amortized during the year. Amortization expense is estimated to be $729, $405, $344, $293, and $251 for the five years ended December 31, 2005 through 2009, respectively.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         The changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

                                             REAL ESTATE   PROPERTY
                                              BROKERAGE   MANAGEMENT     TOTAL
                                              -------     ----------    -------

         Balance as of December 31, 2003      $34,316      $     3      $34,319
         Acquisitions                           2,357           --        2,357
                                              -------      -------      -------
         Balance as of December 31, 2004      $36,673      $     3      $36,676
                                              =======      =======      =======

7.       DUE FROM RELATED PARTIES

         A former officer of the Company used the proceeds he received from the sale of Preferred to repay $1,585 due from that officer.

8.       NOTES PAYABLE AND OTHER OBLIGATIONS

         Notes payable, capital leases and other obligations at December 31, 2004 consist of:

                                                                        2004
                                                                      -------

         Notes payable and other obligations
             Payment obligation - former owner                        $ 2,000
             Term note payable - bank                                   1,605
             Notes payable issued in connection with acquisitions         830
             Capital leases payable                                       119
                                                                      -------
                      Total notes payable, capital leases and
                        other obligations                               4,554
         Less, current maturities                                      (2,491)
                                                                      -------
         Amount due after one year                                    $ 2,063
                                                                      =======

         In connection with the acquisition of Douglas Elliman, the Company assumed an obligation to make a payment to a former owner of Douglas Elliman in an amount up to $4,000, due in 2003 and 2004. The obligation is subject to certain claims and offsets the Company has against this former owner. The 2003 payment of $2,000 was made. The remaining balance of $2,000 was due in August 2004, but is the subject to final negotiation.

         TERM NOTE PAYABLE - BANK:

         In December 2002, Prudential Douglas Elliman borrowed $1,940 from a bank, bearing interest at 7% per annum, due in January 2006. Principal is amortized in the amount of $15 per month during the term of the loan. The loan is collateralized by the assets of Prudential Douglas Elliman to the extent of the unpaid principal and interest.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         NOTES PAYABLE ISSUED IN CONNECTION WITH ACQUISITIONS AND CAPITAL LEASES
         PAYABLE:

         Prudential Douglas Elliman has various other notes issued in connection with acquisitions of real estate brokerage companies and capital leases payable bearing interest at various rates up to 14.5%, which mature through 2009. Assets under capital lease are primarily office equipment and furniture, and have a net book value of $167 at December 31, 2004.

         SCHEDULED MATURITIES:

         Scheduled maturities of notes payable, capital leases and other obligations are as follows:

         Year ending December 31                              2004
                                                         -----------
         2005                                             $   2,491
         2006                                                 1,658
         2007                                                   203
         2008                                                   103
         2009                                                    99
                                                         -----------
                      Total                               $   4,554
                                                         ===========



9.       NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties at December 31, 2004 consist of:


                                                                    2004
                                                                  --------
         Notes payable to related parties
         Acquisition term note payable - PREFSA                   $ 45,530
         Acquisition subordinated notes payable - PREFSA             8,621
         Acquisition subordinated notes payable - New Valley         8,621
         Franchise term notes payable - PREA                         3,939
         Note payable - officer                                        443
                                                                  --------
                      Total notes payable to related parties        67,154
         Less, current maturities                                   (2,507)
                                                                  --------
         Amount due after one year                                $ 64,647
                                                                  ========

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         ACQUISITION TERM NOTE PAYABLE - PREFSA:

         In connection with the acquisition of Douglas Elliman and DEPM, PREFSA lent the Company $52,500 of Senior Secured Debt, maturing in 2011 (the "Term Note"). The Term Note bears interest at prime rate plus 2% and is collateralized by substantially all the assets of the Company. The Term Note provides for monthly payments of 3% of gross revenues of Douglas Elliman and Prudential Douglas Elliman prior to March 15, 2005 and 4.5% thereafter so long as the Term Note is outstanding. The payments based on gross revenues are applied first to interest and then to outstanding principal. Additional principal payments are due on June 1 of each year in the amount equal to 60% of the Company's Excess Cash Flow, which is defined in the Term Note loan agreement as the prior year's net income plus cash proceeds received from asset sales and depreciation and amortization expense, less cash capital expenditures, principal payments on notes payable and capital leases (excluding the revolving note facility discussed below), and tax distributions made to the Company's members. The Term Note includes covenants that, among other things, require the Company to meet certain financial ratios, limit the Company's ability to incur debt, and limit capital expenditures.

         SUBORDINATED NOTES PAYABLE - PREFSA AND NEW VALLEY:

         In connection with the acquisition of Douglas Elliman and DEPM, PREFSA and New Valley each lent the Company $9,500 of subordinated debt, due 2013 (the "Subordinated Debt"). The Subordinated Debt is subordinate to the Term Note and bears interest at 12% per annum, of which 10% is payable in cash and 2% accrues and is added to the principal amount. Interest added to the principal balance in 2004 was $392. In connection with the issuance of the Subordinated Debt, PREFSA and New Valley each acquired additional membership interests representing a 15% fully-diluted interest in the Company. Based on an appraisal conducted by an independent third party, the Company valued those membership interests at $2,500 and recorded this amount as a reduction to the principal amount of the Subordinated Debt. The Company is amortizing the value of these membership interests over the term of the Subordinated Debt. The amount amortized to interest expense for the year ended December 31, 2004 was $172. Principal payments are due on June 1 of each year in an amount equal to 20% of the Company's Excess Cash Flow computed in the same manner as defined in the Term Note loan agreement.

         FRANCHISE TERM NOTES PAYABLE:

         In December 2002, The Prudential Real Estate Affiliates, Inc. ("PREA" or the "Franchiser"), an affiliate of PREFSA, lent Prudential Douglas Elliman $3,300 bearing interest at 9% per annum and due in annual installments of principal and interest of $514 through 2012.

         In March 2003, PREA lent Douglas Elliman $1,250 bearing interest at 8% per annum and due in annual installments of principal and interest of $186 through 2013.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         REVOLVING LOAN FACILITY:

         In March 2003, the Company and PREFSA entered into a revolving loan facility for $5,000, available until March 2006. Borrowings under the facility bear interest at prime rate plus 1.5% and are collateralized by substantially all the assets of the Company. As of December 31, 2004, $5,000 was available under the facility.

         NOTE PAYABLE - OFFICER:

         As of December 31, 2004, the Company was indebted to a member and executive officer of Realty, in the amount of $443 with interest at prime rate plus 1.5%. The principal amount is due on June 1 of each year in the amount equal to approximately 8.29% of the Company's Excess Cash Flow, which is computed in the same manner as defined in the Term Loan agreements, provided New Valley receives an equal payment and PREFSA receives a proportionate payment, each as a return of capital.

         SCHEDULED MATURITIES:

         Scheduled maturities of debt to related parties are presented below. The table does not include the Company's obligations to make principal payments under the Term Note, the Subordinated Notes, or the note payable to such officer based on percentages of future Gross Revenues or future Excess Cash Flow.


          Year ending December 31                                2004
                                                               ----------
          2005                                                 $   2,507
          2006                                                       574
          2007                                                       424
          2008                                                       461
          2009                                                       501
          Thereafter                                              62,687
                                                               ----------
                       Total                                   $  67,154
                                                               ==========




 10.     FRANCHISE AGREEMENT AND ROYALTY FEES

         Douglas Elliman is party to a franchise agreement with PREA entered into in March 2003. The agreement provides for Douglas Elliman to make monthly payments of royalty fees to PREA based on the level of gross revenue, with a royalty rate ranging from 1.8% to 6.0% of gross revenues earned. Pursuant to the franchise agreement, Douglas Elliman was granted a 50% deferral of applicable royalty fees for 2004, which is payable in monthly installments beginning in the first month of the fourth year. A balance of $1,394 was accrued at December 31, 2004. The royalty percentage was 2.07% for the year ended December 31, 2004. The agreement also provides for Douglas Elliman to remit advertising and annual franchise fees to PREA, which are based on gross revenues and the number of offices occupied.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


         Prudential Douglas Elliman is party to a franchise agreement with PREA entered into in December 2002. The Agreement provides for Prudential Douglas Elliman to make monthly payments of royalty fees to PREA based on 2.24% of gross revenues earned for the first five years and on a scale ranging from 1.8% to 6.0% of gross revenues earned thereafter. The agreement also provides for Prudential Douglas Elliman to remit advertising and annual franchise fees, which are based on gross revenues and the number of offices occupied.

         For the year ended December 31, 2004, total fees incurred under the franchise agreements amounted to approximately $4,515.

         The Franchiser has significant rights over the use of the franchised service marks and the conduct of the brokerage companies' business. The franchise agreements require the companies to coordinate with the Franchiser on significant matters relating to their operations, including the opening and closing of offices, make substantial royalty payments to the Franchiser and contribute significant amounts to national advertising funds maintained by the Franchiser, indemnify the Franchiser against losses arising out of the operations of their business under the franchise agreements and maintain standards and comply with guidelines relating to their operations which are applicable to all franchisees of the Franchiser's real estate franchise system.

         The Franchiser has the right to terminate Douglas Elliman's and Prudential Douglas Elliman's franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreement and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman's or Prudential Douglas Elliman's franchise agreement could have a material adverse affect on the Company.

         The franchise agreements grant Douglas Elliman and Prudential Douglas Elliman exclusive franchises in New York for the counties of Nassau and Suffolk on Long Island and for Brooklyn, Queens and Manhattan, subject to various exceptions and to meeting certain annual revenue thresholds. If Douglas Elliman or Prudential Douglas Elliman fails to achieve these levels of revenues for two consecutive years or otherwise materially breaches the franchise agreements, the Franchiser would have the right to terminate the applicable brokerage company's exclusivity rights. A loss of these rights could have a material adverse affect on the Company.

11.      DEFINED CONTRIBUTION PLANS

         Douglas Elliman, Prudential Douglas Elliman and DEPM sponsor individual 401(k) plans which allow eligible employees to make pre-tax contributions. Employees who have completed one year of service, as defined, are eligible to participate in the plans. The plans provide for matching employer contributions of 10% of employee contributions up to a maximum annual contribution of $12 per employee. Participants are immediately vested in their contributions made. Matching contributions for the years ended December 31, 2004 amounted to $252.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


 12.     COMMITMENTS AND CONTINGENCIES

         LAWSUITS

         The Company is involved in litigation through the normal course of business. Certain claims arising before the date of acquisition of Douglas Elliman and DEPM are subject to indemnification agreements with the prior owners. The majority of these claims have been referred to the insurance carrier and related counsel. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         LEASES

         The Company and its subsidiaries are obligated under various operating lease agreements for office facilities. Certain leases are non-cancelable and expire on various dates through September 2013.

         Future minimum rental payments under the operating leases at December 31, 2004 are as follows:

         Year ending December 31                                  2004
                                                                ----------
         2005                                                   $  10,465
         2006                                                       9,775
         2007                                                       8,752
         2008                                                       7,670
         2009                                                       4,190
         Thereafter                                                31,408
                                                                ----------
                      Total                                     $  72,260
                                                                ==========



13.      CONCENTRATION OF CREDIT RISK

         The Company and its subsidiaries may, from time to time, maintain demand deposits in excess of federally insured limits in the normal course of business. At December 31, 2004, cash balances in excess of insured limits were approximately $24,384.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


14.      BUSINESS SEGMENT INFORMATION

         The Company reports using separate business segments, defined by the different services offered. The following table presents certain financial information of the Company's continuing operations as of and for the year ended December 31, 2004. Corporate loss consists solely of the Company's net interest expense.


                                           REAL ESTATE   PROPERTY
                                            BROKERAGE    MANAGEMENT     CORPORATE         TOTAL
                                          ------------    --------      ----------      --------

         Revenues                           $263,877      $ 22,939       $     --       $286,816
         Net income (loss)                    27,126          (244)        (6,282)        20,600
         Identifiable assets                  96,960         6,860             --        103,820
         Depreciation and amortization         3,992         1,509             --          5,501
         Capital expenditures                  7,909           504             --          8,413


DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)

                                                                          Page
                                                                          ----
Consolidated Balance Sheet.................................................2
Consolidated Statement of Operations.......................................3
Consolidated Statement of Changes in Members' Deficiency...................4
Consolidated Statement of Cash Flows.......................................5
Notes to Consolidated Financial Statements.................................6-16

                  DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                 (Unaudited)

                              ASSETS
Current assets:
  Cash and cash equivalents ...............................            $  9,062
  Commission receivables ..................................               1,217
  Escrow deposits .........................................                 312
  Due from affiliate ......................................                 415
  Due from officer ........................................               1,485
  Prepaid expenses and other current assets ...............               2,956
                                                                       --------
    Total current assets ..................................              15,447
                                                                       --------

  Property and equipment, net .............................              11,310
  Goodwill ................................................              34,319
  Trademarks ..............................................              21,663
  Other intangible assets, net ............................               3,821
  Deferred financing charges ..............................                 156
  Security deposits .......................................                 634
  Other assets ............................................                  58
                                                                       --------

    Total assets ..........................................            $ 87,408

               LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
  Current portion of notes payable and other obligations ..            $  2,400
  Current portion of notes payable to related parties .....               1,658
  Accounts payable and accrued expenses ...................               7,353
  Commissions payable .....................................               2,525
  Escrow deposits payable .................................                 312
  Other current liabilities ...............................                 500
                                                                       --------
    Total current liabilities .............................              14,748
                                                                       --------

  Notes payable and other obligations, less current portion               2,250
  Notes payable to related parties, less current portion ..              70,698

  Commitments and contingencies ...........................                  --

Members' deficiency .......................................                (288)
                                                                       --------

    Total liabilities and members' deficiency .............            $ 87,408
                                                                       ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2003
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

Revenues:
     Commission revenues .....................................      $ 157,958
     Property management fees ................................         19,807
     Other revenues ..........................................          2,088
                                                                    ---------
         Total ...............................................        179,853
                                                                    ---------

Costs and expenses:
     Commissions and royalties ..............................         100,461
     Sales administration ...................................          15,099
     Administration .........................................          28,480
     Rent ...................................................           8,677
     Advertising and promotions .............................          11,643
     Depreciation ...........................................           3,640
     Amortization of intangible assets.......................           5,037
     Other costs and expenses ...............................           1,917
                                                                    ---------
         Total ..............................................         174,954
                                                                    ---------

     Operating income .......................................           4,899
                                                                    ---------

Other:
     Other income ...........................................              67
     Interest income ........................................              15
     Interest expense .......................................          (4,782)
                                                                    ---------
         Total ..............................................          (4,700)
                                                                    ---------

Net income ..................................................       $     199
                                                                    =========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' DEFICIENCY
                    FOR THE YEAR ENDED DECEMBER 31, 2003
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

Balance, January 1, 2003..........................................   $ (2,541)
     Net income...................................................        199
     Issuance of membership interests.............................      2,500
     Distributions................................................       (446)
                                                                     --------

Balance, December 31, 2003........................................   $   (288)
                                                                     ========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2003
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

Cash flows from operating activities
     Net income ................................................................        $   199
                                                                                        -------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation ..........................................................          3,640
         Amortization ..........................................................          5,037
         Interest paid-in-kind .................................................            308
          Changes in operating assets and liabilities, net of acquisitions
             Accounts receivable ...............................................            655
             Prepaid expenses and other assets .................................         (3,686)
             Accounts payable and accrued expenses .............................         (1,420)
             Commissions payable ...............................................          1,555
             Escrow deposits payable and other liabilities .....................            711
                                                                                        -------
         Cash provided by operating activities .................................          6,999
                                                                                        -------

Cash flows used in investing activities
     Capital expenditures ......................................................         (2,321)
     Cash acquired in acquisition ..............................................            650
     Investment in affiliate ...................................................           (325)
                                                                                        -------
         Cash used in investing activities .....................................         (1,996)
                                                                                        -------

Cash flows used in financing activities
     Proceeds from notes payable to related parties ............................          3,322
     Repayments of notes payable to related parties ............................         (2,127)
     Proceeds from notes payable and other obligations .........................            657
     Repayments of notes payable and other obligations .........................         (2,344)
     Deferred financing charges ................................................           (475)
     Distributions to members ..................................................           (446)
                                                                                        -------
          Cash used in financing activities ....................................         (1,413)
                                                                                        -------

Net increase in cash and cash equivalents ......................................          3,590

Cash and cash equivalents, beginning of year ...................................          5,472
                                                                                        -------

Cash and cash equivalents, end of year .........................................        $ 9,062
                                                                                        =======

Interest paid ..................................................................        $ 4,237
Income taxes paid ..............................................................              4

Non cash investing and financing activities:
See Note 3 for the acquisition of Douglas Elliman and RMG.
Fixed assets acquired through incurrence of debt ...............................        $    95
The Company recorded an increase of $2,500 to members' equity in connection with the issuance of the subordinated debt. See Note 8




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

1.       BASIS OF PRESENTATION

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Douglas Elliman Realty, LLC (formerly Montauk Battery Realty, LLC), a New York limited liability company, and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         NATURE OF OPERATIONS

         The Company is primarily engaged in the real estate brokerage business through its principal subsidiaries, Douglas Elliman, LLC ("Douglas Elliman"), a residential real estate brokerage company based in New York, New York and its Long Island based operations, B&H Associates of New York, LLC and B&H of the Hamptons, LLC, both of which conduct business as Prudential Douglas Elliman Real Estate ("Prudential Douglas Elliman"). The Company is also engaged in property management through its subsidiary, Residential Management Group, LLC ("RMG").

         ORGANIZATION

         On October 15, 2002 Montauk Battery Realty, LLC was formed to consolidate the ownership of the then Company's operating entities, B&H Associates of New York, LLC and B&H of the Hamptons, LLC, under one company, which was completed on December 19, 2002. On March 14, 2003, the Company acquired Douglas Elliman and RMG and, on May 19, 2003, Montauk Battery Realty, LLC changed its name to Douglas Elliman Realty, LLC. See Note 3.

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

         PROPERTY AND EQUIPMENT. Property, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in other income.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

         Depreciation is provided on the straight line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the improvements.

         GOODWILL AND TRADEMARKS. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company does not amortize goodwill and other intangible assets, primarily trademarks, deemed to have an indefinite useful life. The Company assesses goodwill and certain intangible assets deemed to have an indefinite useful life for impairment using fair value measurement techniques on an annual basis.

         OTHER INTANGIBLE ASSETS. Other intangible assets consist primarily of non-compete agreements and management contracts. Amortization of non-compete agreements is being provided on a straight line basis over the contractual term, generally three years or less. Amortization of management contracts is being provided on a straight line basis over fifteen years.

         DEFERRED FINANCING CHARGES. Deferred financing charges consist primarily of professional fees related to the acquisition of new financing and the restructuring of the Company's debt obligations in March 2003. These are being amortized over the life of the related debt obligations.

         REVENUE RECOGNITION. Real estate commissions earned by the Company's real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., the purchase or sale of a home). Property management fees earned by RMG are recorded as revenue when the related services are performed.

         ADVERTISING COSTS. Advertising costs are expensed as incurred and are included in operating expenses.

         INCOME TAXES. The Company is a limited liability company. The members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision or liability for federal or state income taxes is included in the financial statements.

         NEW ACCOUNTING PRONOUNCEMENTS. In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)" was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities" to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The Company has not completed its assessment of the impact of this interpretation, but does not anticipate a material impact on its consolidated financial statements.

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)


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

3.       ACQUISITION OF DOUGLAS ELLIMAN AND RMG

         On March 14, 2003, the Company acquired from Insignia Financial Group, Inc. ("Insignia") the operations of Douglas Elliman and RMG and related trademarks for $67,250 cash, $175 in closing costs and the assumption of up to $4,000 of liabilities. The results of their operations are included in the consolidated financial statements from the date of acquisition. The Company's acquisition objective was to leverage and expand its position in the real estate brokerage business in the New York metropolitan area.

         Douglas Elliman was founded in 1911 and is one of Manhattan's leading residential real estate brokers, specializing in the high-end of the sales and rental marketplaces. Douglas Elliman has nine New York City offices with more than 900 real estate brokers. RMG is a leading manager of rental, co-op and condominium housing in the New York metropolitan area. RMG provides full service third-party fee management for approximately 250 properties, representing approximately 50,000 units in New York City, Nassau County, Northern New Jersey and Westchester County.

         To fund the acquisition, the Company borrowed $71,500 from two of its members, Prudential Real Estate Financial Services of America, Inc. ("PREFSA") and New Valley Corporation ("New Valley"). PREFSA lent the Company $52,500 of senior secured debt and PREFSA and New Valley each lent the Company $9,500 of subordinated debt. In connection with the issuance of the subordinated debt, PREFSA and New Valley each acquired additional membership interests representing a 15% fully diluted interest in the Company. Based on an appraisal conducted by an independent third party, the Company valued these additional membership interests at $2,500 and recorded this amount as a reduction to the principal amount of the subordinated debt. The Company is amortizing the value of these membership interests over the term of the subordinated debt.

         The acquisition of Douglas Elliman and RMG has been accounted for in accordance with SFAS No. 141, "Business Combinations". The cost of acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by an independent third-party appraisal.

                DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)




         The following table summarizes the final purchase price allocation of Douglas Elliman's and RMG's assets acquired and liabilities assumed at the date of acquisition.

               ASSETS:
                 Cash                                           $      650
                 Receivables                                         2,860
                 Other assets                                          462
                 Property and equipment                             10,864
                 Customer-based intangible assets                    4,057
                 Management contract intangible assets               2,734
                 Trademarks                                         21,663
                 Goodwill                                           33,617
                                                                  --------
                     Total                                        $ 76,907
                                                                  ========

               LIABILITIES:
                 Accounts payable and accrued expenses            $  6,407
                 Other obligations                                   4,000
                 Acquisition financing from related parties         66,500
                                                                  --------

                   Total                                          $ 76,907
                                                                  ========

         The Company assesses intangible assets for impairment using fair value measurement techniques on an annual basis. In accordance with SFAS No. 142, the Company does not amortize goodwill and trademarks, which are deemed to have an indefinite useful live. Douglas Elliman amortized the entire amount of the acquired customer-based intangible assets of $4,057 in the year ended December 31, 2003. RMG is amortizing management contracts using the straight line method over 15 years. This represents the expected period of benefit from such assets and will result in future annual amortization expense of $181. For U.S. income tax purposes, the Company and Insignia elected to treat the acquisition of Douglas Elliman, RMG and the related trademarks as an asset acquisition. As a result, the entire amount of intangible assets is amortizable over 15 years for U.S. income tax purposes.

4.     PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2003 consist of the following:



           Furniture, fixtures and office equipment.................   $  9,773
           Internally developed software............................      4,362
           Leasehold improvements...................................      4,394
           Automobiles..............................................         49
                                                                       --------
                Total...............................................     18,578
           Less:  Accumulated depreciation and amortization.........     (7,268)
                                                                       --------
                Total...............................................   $ 11,310
                                                                       ========


       The estimated useful life of the property and equipment, excluding leasehold improvements, at December 31, 2003 ranges from one to seven years. Leasehold improvements are depreciated based on the lesser of the

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

remaining life of the lease or the useful life of the leasehold improvement. Depreciation expense for the year ended December 31, 2003 was $3,640.

5.     INTANGIBLE ASSETS

       Intangible assets at December 31, 2003 consist of the following:

           Goodwill.............................................   $ 34,329
           Trademarks...........................................     21,663
           Deferred financing charges...........................        505
           Other intangible assets..............................      4,084
                                                                   --------
                Total...........................................     60,581
           Less:  Accumulated amortization......................       (622)
                                                                   --------
                Total...........................................   $ 59,959
                                                                   ========

       In accordance with SFAS No. 142, the Company does not amortize goodwill and trademarks, which have indefinite lives. Amortization expense for the year ended December 31, 2003 was $5,037, which includes $4,057 of amortization of customer-based intangible assets acquired and fully amortized during the year.


       The changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows:

                                                               Real Estate          Property
                                                                Brokerage          Management           Total
                                                               -----------         ----------         ---------
     Balance as of December 31, 2002                            $     387          $      --          $     387
     Acquisition of Douglas Elliman (Note 3)                       33,614                 --             33,614
     Acquisition of RMG (Note 3)                                       --                  3                  3
     Other acquisitions                                               325                 --                325
                                                                ---------          ---------          ---------
     Balance as of December 31, 2003                            $  34,326          $       3          $  34,329
                                                                =========          =========          =========


6.     DUE FROM RELATED PARTIES

       As of December 31, 2003, the Company had a receivable of $415 due from Burr Enterprises, Ltd., doing business as Preferred Empire Mortgage Company ("Preferred Empire Mortgage"), for advances made during 2002, and for allocation of expenses in 2003. The balances are payable on demand and bear interest at the prime rate (4.00% at December 31, 2003) plus 1.5% per annum compounded monthly.

        In December 2002, the Company advanced $300 to an officer in connection with the purchase by the Company of the officer's stock ownership interest in Preferred Empire Mortgage. In January 2003, the Company lent $1,150 to the officer to finance the officer's purchase of additional stock in Preferred Empire Mortgage. The loan bears interest at prime plus 1.5%, and is due in January 2005. Upon receipt of the required regulatory approvals, the Company has agreed to purchase this officer's shares at a price of $1,150.

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)



7.       NOTES PAYABLE AND OTHER OBLIGATIONS

         Notes payable, capital leases and other obligations at December 31, 2003 consist of:


Payment obligation - former owner..................................    $2,000
Term note payable - bank...........................................     1,780
Notes payable issued in connection with acquisitions...............       667
Capital leases payable.............................................       203
                                                                      -------

Total notes payable, capital leases and
      other obligations............................................     4,650
Less:
      Current maturities...........................................    (2,400)
                                                                      -------
Amount due after one year..........................................   $ 2,250
                                                                       ======

PAYMENT OBLIGATION - FORMER OWNER:

         In connection with the acquisition of Douglas Elliman, the Company assumed an obligation to make a payment to a former owner of Douglas Elliman in an amount up to $4,000. The obligation is subject to certain claims and offsets the Company has against this former owner. During 2003, $2,000 of this obligation was paid by the Company. The remaining balance is due in August 2004.

TERM NOTE PAYABLE - BANK:

         In December 2002, Prudential Douglas Elliman borrowed $1,940, bearing interest at 7% per annum and due in January 2006, from North Fork Bank. Principal is amortized in the amount of $15 per month during the term of the loan. The loan is collateralized by the assets of Prudential Douglas Elliman to the extent of the unpaid principal and interest.

NOTES PAYABLE ISSUED IN CONNECTION WITH ACQUISITIONS AND CAPITAL LEASES PAYABLE:

         Prudential Douglas Elliman has various other notes issued in connection with acquisitions of real estate brokerage companies and capital leases payable bearing interest at rates between 0% and 14.5% outstanding at December 31, 2003, which mature through 2009. Assets under capital lease have a net book value of $207 at December 31, 2003.

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)



 SCHEDULED MATURITIES:

         Scheduled maturities of notes payable, capital leases and other obligations are as follows:

                 Year ending December 31:
                 2004............................         $ 2,400
                 2005............................             387
                 2006............................           1,558
                 2007............................             103
                 2008............................             102
                 Thereafter......................             100
                                                           ------
                          Total..................          $4,650
                                                           ======

8.       NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties at December 31, 2003 consist of:


Acquisition term note payable - PREFSA....................          $50,790
Acquisition subordinated notes payable - PREFSA...........            8,459
Acquisition subordinated notes payable - New Valley.......            8,459
Franchise term notes payable - PREA.......................            4,121
Note payable - Dorothy Herman.............................              527
                                                                    -------

      Total notes payable to related parties..............           72,356
Less:
      Current maturities..................................           (1,658)
                                                                    -------
Amount due after one year.................................          $70,698
                                                                    =======


ACQUISITION TERM NOTE PAYABLE - PREFSA:

         In connection with the acquisition of Douglas Elliman and RMG, PREFSA lent the Company $52,500 of Senior Secured Debt, maturing in 2011 (the "Term Note"). The Term Note bears interest at prime rate plus 2% and is collateralized by substantially all the assets of the Company. The Term Note provides for monthly payments of 3% of gross revenues of Douglas Elliman and Prudential Douglas Elliman prior to March 15, 2005 and 4.5% thereafter so long as the Term
Note is outstanding. The payments based on gross revenues are applied first to interest and then to outstanding principal. Additional principal payments are due on June 1 of each year in the amount equal to 60% of the Company's Excess Cash Flow, which is defined in the Term Note loan agreement as the prior year's net income plus cash proceeds received from asset sales and depreciation and amortization expense, less cash capital expenditures, principal payments on notes payable and capital leases (excluding the revolving note facility discussed below), and tax distributions made to the Company's members. The Term
Note includes covenants that, among other things, require the Company to meet certain financial ratios, limit the Company's ability to incur debt, and limit capital expenditures.

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)




SUBORDINATED NOTES PAYABLE - PREFSA AND NEW VALLEY:

         In connection with the acquisition of Douglas Elliman and RMG, PREFSA and New Valley each lent the Company $9,500 of subordinated debt, due 2013 (the "Subordinated Debt"). The Subordinated Debt is subordinate to the Term Note and bears interest at 12% per annum, of which 10% is payable in cash and 2% accrues and is added to the principal amount. Interest added to the principal balance in 2003 was $418. In connection with the issuance of the Subordinated Debt, PREFSA and New Valley each acquired additional membership interests representing a 15% fully-diluted interest in the Company. Based on an appraisal conducted by an independent third party, the Company valued those membership interests at $2,500 and recorded this amount as a reduction to the principal amount of the Subordinated Debt. The Company is amortizing the value of these membership interests over the term of the Subordinated Debt. The amount amortized to interest expense for the year ended December 31, 2003 was $110. Principal payments are due on June 1 of each year in an amount equal to 20% of the Company's Excess Cash Flow computed in the same manner as defined in the Term Note loan agreement.

FRANCHISE TERM NOTES PAYABLE:

         In December 2002, The Prudential Real Estate Affiliates, Inc. ("PREA" or the "Franchiser"), an affiliate of PREFSA, lent Prudential Douglas Elliman $3,300 bearing interest at 9% per annum and due in annual installments of principal and interest of $514 through 2012. A portion of the royalties received by PREA are applied to the annual principal payments due under the note.

         In March 2003, PREA lent Douglas Elliman $1,250 bearing interest at 8% per annum and due in annual installments of principal and interest of $186 through 2013. A portion of the royalties received by PREA are applied to the annual principal payments due under the note.

REVOLVING LOAN FACILITY:

         In March 2003, the Company and PREFSA entered into a revolving loan facility for $5,000, available until March 2006. Borrowings under the facility bear interest at prime rate plus 1.5% and are collateralized by substantially all the assets of the Company. As of December 31, 2003, $5,000 was available under the facility.

NOTE PAYABLE - DOROTHY HERMAN:

         As of December 31, 2003, the Company was indebted to Dorothy Herman, a member and executive officer of Realty, in the amount of $527 with interest at prime rate plus 1.5%. The principal amount is due on June 1 of each year in the amount equal to approximately 8.29% of the Company's Excess Cash Flow, which is computed in the same manner as defined in the Term Loan agreements, provided New Valley receives an equal payment and PREFSA receives a proportionate payment, each as a return of capital.

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)



SCHEDULED MATURITIES:

         Scheduled maturities of debt to related parties are presented below. The table does not include the Company's obligations to make principal payments under the Term Note, the Subordinated Notes, or the note payable to Dorothy Herman based on percentages of future Gross Revenues or future Excess Cash Flow.

               Year ending December 31:
               2004...........................        $  1,658
               2005...........................             455
               2006...........................             455
               2007...........................             455
               2008...........................             455
               Thereafter.....................          68,878
                                                       -------
                       Total..................         $72,356
                                                       =======

9.      FRANCHISE AGREEMENT AND ROYALTY FEES

        Douglas Elliman is party to a franchise agreement with PREA entered into in March 2003. The agreement provides for Douglas Elliman to make monthly payments of royalty fees to PREA based on the level of gross revenue, with a royalty rate ranging from 1.8% to 6.0% of gross revenues earned. Pursuant to the franchise agreement, Douglas Elliman was granted a 50% reduction in royalty fees for the first year and a 50% deferral of applicable royalty fees for the second year, which is payable in monthly installments beginning in the first month of the fourth year. The percentage was 0.90% for the period ended December 31, 2003. The agreement also provides for Douglas Elliman to remit advertising and annual franchise fees to PREA, which are based on gross revenues and the number of offices occupied.

        Prudential Douglas Elliman is party to a franchise agreement with PREA entered into in December 2002. The agreement provides for Prudential Douglas Elliman to make monthly payments of royalty fees to PREA based on 2.24% of gross revenues earned for the first five years and on a scale ranging from 1.8% to 6.0% of gross revenues earned thereafter. The agreement also provides for Prudential Douglas Elliman to remit advertising and annual franchise fees, which are based on gross revenues and the number of offices occupied. Prudential Douglas Elliman operates each of its offices under its franchiser's brand name, but generally does not own any of the brand names under which it operates.

        For the year ended December 31, 2003, total fees incurred under the franchise agreements amounted to approximately $2,162.

        The Franchiser has significant rights over the use of the franchised service marks and the conduct of the brokerage companies' business. The franchise agreements require the companies to coordinate with the Franchiser on significant matters relating to their operations, including the opening and closing of offices, make substantial royalty payments to the Franchiser and contribute significant amounts to national advertising funds maintained by the Franchiser, indemnify the Franchiser against losses arising out of the operations of their business under the franchise agreements and maintain standards and comply with guidelines relating to their operations which are applicable to all franchisees of the Franchiser's real estate franchise system.

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)



        The Franchiser has the right to terminate Douglas Elliman's and Prudential Douglas Elliman's franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreement and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman's or Prudential Douglas Elliman's franchise agreement could have a material adverse affect on the Company.

        The franchise agreements grant Douglas Elliman and Prudential Douglas Elliman exclusive franchises in New York for the counties of Nassau and Suffolk on Long Island and for Manhattan, subject to various exceptions and to meeting certain annual revenue thresholds. If Douglas Elliman or Prudential Douglas Elliman fails to achieve these levels of revenues for two consecutive years or otherwise materially breaches the franchise agreements, the Franchiser would have the right to terminate the applicable brokerage company's exclusivity rights. A loss of these rights could have a material adverse affect on the Company.

10.     DEFINED CONTRIBUTION PLANS

        Douglas Elliman, Prudential Douglas Elliman and RMG sponsor individual 401(k) plans which allow eligible employees to make pre-tax contributions. Employees who have completed one year of service, as defined, are eligible to participate in the plans. The plans provide for matching employer contributions of 10% of employee contributions up to a maximum annual contribution of $12 per employee. Participants are immediately vested in their contributions made. Matching contributions for the years ended December 31, 2003 amounted to $106.

11.     COMMITMENTS AND CONTINGENCIES

        LAWSUITS

        The Company is involved in litigation through the normal course of business. Certain claims arising before the date of acquisition of Douglas Elliman and RMG are subject to indemnification agreements with the prior owners. The majority of these claims have been referred to the insurance carrier and related counsel. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

        LEASES

        The Company and its subsidiaries are obligated under various operating lease agreements for office facilities. Certain leases are non-cancelable and expire on various dates through September 2013. Rent expense during the year ended December 31, 2003 was approximately $6,602.

                 DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)




         Future minimum rental payments under the operating leases at December 31, 2003 are as follows:

                Year ending December 31:
                2004...........................         $ 7,452
                2005...........................           7,970
                2006...........................           6,953
                2007...........................           6,121
                2008...........................           5,194
                Thereafter.....................          24,700
                                                        -------
                        Total..................         $58,390
                                                        =======

12.      CONCENTRATION OF CREDIT RISK

         The Company and its subsidiaries may, from time to time, maintain demand deposits in excess of federally insured limits in the normal course of business. At December 31, 2003, cash balances in excess of insured limits were approximately $10,008.

13.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations as of and for the year ended December 31, 2003. Corporate loss consists solely of the Company's net interest expense.


                                     Real
                                    Estate          Property
                                  Brokerage        Management          Corporate           Total
                                  ---------        ----------          ---------           -----
Revenues....................     $  160,046      $  19,807              $     --        $  179,853
Net income (loss)...........          4,171            795                (4,767)              199
Identifiable assets.........         77,934          9,474                    --            87,408
Depreciation and
   amortization.............          7,672          1,005                    --             8,677
Capital expenditures........          2,169            152                    --             2,321


   MONTAUK BATTERY REALTY LLC AND SUBSIDIARIES
   CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 31, 2002
   (Unaudited)

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
TABLE OF CONTENTS
DECEMBER 31, 2002
================================================================================




                                                                          Page



Consolidated Financial Statements

    Balance Sheet.........................................................2-3
    Statement of Operations...............................................4
    Statement of Changes in Members' Equity (Deficit).....................5
    Statement of Cash Flows...............................................6-7


Notes to Consolidated Financial Statements................................8-16

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
(Unaudited)
================================================================================





Assets
     CURRENT ASSETS
       Cash and cash equivalents                                            $  5,472,069
       Escrow deposits                                                           100,500
       Due from affiliate                                                        321,992
       Other receivables                                                         289,642
       Due from officer                                                          300,000
       Prepaid expenses and other current assets                                  10,333
                                                                            ------------

                                                                               6,494,536


     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
       net of accumulated depreciation of $3,860,691                           1,764,923
                                                                            ------------


     OTHER ASSETS
       Goodwill                                                                  376,939
       Other intangibles - net of accumulated amortization
         of $5,333                                                               754,667
       Deferred financing charges                                                350,718
       Security deposits                                                         294,815
       Investment in joint venture                                                48,408
                                                                            ------------

                                                                               1,825,547
                                                                            ------------


                                                                            $ 10,085,006
                                                                            ============



Liabilities and Members' Equity (Deficit)
     CURRENT LIABILITIES
       Accounts payable and accrued expenses                                $  2,366,071
       Commissions payable                                                       969,705
       Escrow deposit payable                                                    100,500
       Current maturities of term notes payable - bank                           160,413
       Current maturities of other long-term debt                                 62,210
       Current maturities of notes payable - related parties                   3,757,839
       Current maturities of capital leases                                       89,276
                                                                            ------------

                                                                               7,506,014
                                                                            ------------

     OTHER LIABILITIES
       Term-notes payable - bank - net of current maturities                   1,779,587
       Other long-term debt - net of current maturities                          116,615
       Notes payable - related parties - net of current maturities             3,095,356
       Capital leases - net of current maturities                                128,870
                                                                            ------------

                                                                               5,120,428
                                                                            ------------

     MEMBERS' EQUITY (DEFICIT)                                                (2,541,436)
                                                                            ------------

                                                                            $ 10,085,006
                                                                            ============


                                                                               3
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002
(Unaudited)
================================================================================





COMMISSION REVENUE                                            $ 59,289,992
                                                              ------------

COMMISSION EXPENSES
     Sales agents                                               36,025,709
     Royalty fees                                                1,251,540
                                                              ------------

                                                                37,277,249
                                                              ------------

GROSS PROFIT                                                    22,012,743

OPERATING EXPENSES                                              20,216,469
                                                              ------------

INCOME BEFORE OTHER INCOME (EXPENSES)                            1,796,274
                                                              ------------

OTHER INCOME (EXPENSES)
     Income from joint venture                                      86,560
     Interest income                                                    83
     Interest expense                                             (369,982)
                                                              ------------

                                                                  (292,936)
                                                              ------------

NET INCOME                                                    $  1,512,935
                                                              ============





                                                                               4
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2002
(Unaudited)
================================================================================





MEMBERS' EQUITY (DEFICIT) - December 31, 2001                   $  (3,956,237)
     Net income                                                     1,512,935
     Redemption of interests                                       (2,805,034)
     Contribution of capital                                        2,750,000
     Distributions                                                    (23,100)
                                                               --------------

MEMBERS' EQUITY (DEFICIT) - December 31, 2002                  $   (2,541,436)
                                                               ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002                                PAGE 1 OF 2
(Unaudited)
================================================================================



CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                    $     1,512,935
     Adjustments to reconcile net income to net cash provided by (used for)
       operating activities:
         Depreciation and amortization                                                                     569,215
         Impairment loss                                                                                     5,597
         Non-cash income earned on joint venture                                                           (24,866)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
             Escrow deposit                                                                                (20,660)
             Other receivables                                                                             (14,590)
             Prepaid expenses and other current assets                                                      (4,833)
             Security deposits and other assets                                                            (71,894)
          Increase (decrease) in:
             Accounts payable and accrued expenses                                                         119,359
             Commissions payable                                                                           494,613
             Escrow deposit payable                                                                         20,660
                                                                                                   ---------------

          Net cash from operating activities                                                             2,585,536
                                                                                                   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                                 (809,173)
     Intangibles paid for                                                                                 (750,000)
     Cash paid for business acquisition                                                                    (75,000)
     (Increase) of due from affiliates                                                                     (54,366)
     (Increase) in due from officer                                                                       (300,000)
                                                                                                   ---------------

                                                                                                        (1,988,539)
                                                                                                   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of notes payable - related parties                                                      (1,634,159)
     Repayments of term notes payable - bank                                                              (505,316)
     Payments of capital leases                                                                           (160,109)
     Deferred financing charges                                                                           (350,718)
     Proceeds from related party loan                                                                    5,045,760
     Proceeds of bridge loan                                                                             1,000,000
     Repayments of other long-term debt                                                                    (64,516)
     Capital returned to members                                                                        (2,343,197)
     Distributions to members                                                                              (23,100)
     Contributions by members                                                                            2,750,000
                                                                                                   ---------------

                                                                                                         3,714,645
                                                                                                   ---------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002                                 PAGE 2 OF 2
(Unaudited)
================================================================================





NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           $    4,311,642

CASH AND CASH EQUIVALENTS - beginning                                                                    1,160,427
                                                                                                    --------------

CASH AND CASH EQUIVALENTS - end                                                                     $    5,472,069
                                                                                                    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year:
         Interest                                                                                   $      774,233
                                                                                                    ==============

     NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Acquisition of equipment and leasehold improvements
           in exchange for debt                                                                     $      161,072
                                                                                                    ==============

         Transfer of portion outstanding line of credit obligation
           to term obligation                                                                       $    1,750,000
                                                                                                    ==============

         Debt incurred for business acquisition                                                     $      225,000
                                                                                                    ==============

         Transfer of bridge loan to related party loan                                              $    1,000,000
                                                                                                    ==============








                                                                               7
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MONTAUK BATTERY REALTY LLC & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(Unaudited)
================================================================================

1 -    THE COMPANY

       Montauk Battery Realty LLC ("Montauk") was formed on December 17, 2002 as a limited liability company to acquire the membership interests in B&H Associates of New York LLC d/b/a Prudential Long Island Realty ("B&H"), B&H of the Hamptons LLC ("Hamptons") and PE Title Agency LLP ("PE"). As such, B&H, Hamptons and PE became wholly-owned subsidiaries of Montauk. The acquisitions were accounted as the merger of entities under common control. Accordingly, the accompanying financial statements present the results of operations and cash flows for the entire year ended December 31, 2002 on a consolidated basis.

       B&H and Hamptons operate a network of real estate brokerage offices under the name of Prudential Long Island Realty, primarily in Long Island , New York. PE has an investment in a joint venture which provides title abstract services.


2 -    Summary of Significant Accounting Policies

       The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects.

       a. PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Montauk and its subsidiaries. All significant intercompany items and transactions have been eliminated.

       b. CASH AND CASH EQUIVALENTS - Cash equivalents include all highly-liquid debt instruments purchased with a maturity of three months or less at the time of purchase.

       c. REVENUE RECOGNITION. Real estate commissions earned by the B&H and Hamptons real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., the purchase or sale of a home).






Continued

       d. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Property, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

           Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the improvements.

       e. GOODWILL - Goodwill, resulting from the acquisition of various real estate branch offices, in accordance with Statement on Financial Accounting Standards No. 142, is stated at carrying value as of January 1, 2002 or its acquisition amount, if later, and was not subject to amortization during 2002. Goodwill is tested for impairment on an annual basis.

       f. INTANGIBLE ASSETS - Intangible assets consist of non-compete agreements. Amortization of non-compete agreements is being provided on a straight line basis over the contractual term, generally three years or less. Future estimated aggregate amortization is approximately $252,000 per annum through 2005.

       g. DEFERRED FINANCING CHARGES - Deferred charges consist of professional fees related to the acquisition of new financing and the restructuring of the Company's debt obligations in December 2002. Amortization will be provided on a straight-line basis over five years beginning January 1, 2003.

       h. INCOME TAXES - The Company is a limited liability company. The members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision or liabilities for federal income taxes are included in the financial statements. State taxes have been provided as appropriate.

       i. INVESTMENT IN JOINT VENTURE - Investment in joint venture represents PE's 50% ownership interest in a company that performs title searches. Income from this investment is recorded under the equity method of accounting.

       j. ADVERTISING COSTS - Advertising costs are expensed as incurred and are included in operating expenses. For the year ended December 31, 2002, advertising expense amounted to approximately $2,757,000.

       k. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Continued

3 -    Other Receivables

       Other receivables consist primarily of receivables from employees, agents and landlords whose properties are managed by the Company. These amounts are non-interest bearing and have no definite repayment terms. It is anticipated by management that such amounts will be collected within one year.


4 -    Property, Equipment and Leasehold Improvements

       At December 31, 2002, property, equipment and leasehold improvements consist of the following:



                                                                                     Estimated
                                                                                       Useful
                                                                   Amount              Lives
                                                                   ------            ---------

           Furniture, fixtures and office equipment              $3,278,105             5-7 years
           Leasehold improvements                                 2,298,514         Life of lease
           Automobiles                                               48,995               5 years
                                                                 ----------
                                                                  5,625,614
           LESS:  Accumulated depreciation and amortization       3,860,691
                                                                 ----------
                                                                 $1,764,923
                                                                 ==========



       Depreciation and amortization expense for the year ended December 31, 2002 amounted to $565,216.


5 -    Due from Affiliate

       As of December 31, 2002, Montauk has a receivable of $250,000 due from Burr Enterprises, Ltd. ("Burr"), a company under common control for advances made during 2002 and B&H has a receivable of $71,992 from Burr for allocation of expenses in prior periods. Such balances are interest bearing and are expected to be collected during 2003.


6 -    Business Acquisitions and Goodwill

       In January and May of 2002, B&H acquired certain net assets of two separate real estate brokerage companies for total renumeration of $300,000. The purchase method was used to account for these transactions and the purchase price for each acquisition was allocated based upon the estimated fair value of the assets acquired. As a result of these transactions, $11,000 was allocated to Furniture, Fixtures and Equipment and $289,000 was allocated to Goodwill.



Continued

       The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:


                Balance - January 1, 2002                          $  93,536
                   Goodwill acquired during the year                 289,000
                   Impairment losses                                  (5,597)
                                                                   ---------

                Balance - December 31, 2002                        $ 376,939
                                                                   =========


       During 2002, previously recorded goodwill was subject to evaluation and it was determined that the valued goodwill associated with certain offices was impaired due to the existence of recurring operating losses. An aggregate impairment loss of $5,597 was recorded in 2002.


7 -    Unused Revolving Line of Credit

       In December 2002, the Company obtained a revolving line of credit from PREFSA in the aggregate amount of $2,500,000, expiring December 20, 2005, with interest due monthly at the rate of prime plus 1.5%. Commencing upon the full repayment of the $2,500,000 term loan as described in Note 8, the Company shall make additional mandatory repayments on the term loan equal to 40% of excess cash flows, as defined in the agreement.

       The line of credit is collateralized by the Company's assets. There was no outstanding balance at December 31, 2002.


8 -    Term Notes Payable - Bank

       At December 31, 2001, B&H had a credit facility that provided for a term loan in the amount of $750,000 and a credit line of up to $1,750,000. In December 2002, B&H refinanced the balances on the existing line of credit and term loan with a new term note with the same bank and the credit line was cancelled. The new term note was for $1,940,000 and bears interest at 7%. Monthly payments of $14,583, including interest, beginning February 1, 2003 to January 2006 are due under the obligation. In January 2006, the remaining principal and interest, if any, becomes due. The loan is secured by the assets of B&H and is guaranteed by B&H, Hamptons and Montauk.

       Aggregate maturities required on the term note payable at December 31, 2002 are as follows:


                For the Year Ending December 31, 2003            $  160,413
                                                 2004               174,996
                                                 2005               174,996
                                                 2006             1,429,595
                                                                 ----------

                                                                 $1,940,000
                                                                 ==========


Continued

9 -    Notes Payable - Related Parties

       At December 31, 2002, notes payable - related parties consist of the following:


       FRANCHISE FEE LOAN - The Prudential Real Estate Financial Services of
       America, Inc. ("PREFSA") - original amount of $3,300,000 - due in annual payments of $514,206, including interest at 9% with remaining principal
       and interest due December 20, 2012                                               $3,300,000

       TERM LOAN - PREFSA - original amount of $2,500,000 - due in monthly payments, including interest at a rate of 1.25% of the gross revenues (as defined in the franchise agreement) - in addition, beginning June 2, 2003 and June 1st of each succeeding year, the Company is required to make a
       payment equal to 40% of excess cash flow (as defined)                             2,500,000

       TERM NOTE PAYABLE - to current and former members who had obtained the same loan from a bank with identical terms - due in monthly installments of $23,611, plus interest at the bank's prime rate (4.25% at December 31,
       2002) through June 1, 2003 - the underlying notes between the bank and related parties are secured by substantially all of the assets of the
       Company                                                                             141,667

       TERM NOTE PAYABLE - to a former member - due in monthly installments of
       $5,077, including interest at 7%, through December 2003 - payment of interest and principal is subject to the provisions of the membership
       agreement                                                                           245,760

       NOTE PAYABLE - to a current member - due on demand - interest at prime plus 1.5% (5.75% at December 31, 2002) per annum - payment of interest
       and principal is subject to the provisions of the membership agreement              110,000
                                                                                        ----------
       NOTE PAYABLE - to withdrawing member - due January 6, 2003                        6,853,194
       NOTE PAYABLE - to withdrawing member - due January 6, 2003                        3,757,839
                                                                                        ----------
       LESS:  Current maturities                                                        $3,095,356
                                                                                        ==========


       Aggregate maturities required on the notes payable - related parties at December 31, 2002 are as follows:

                For the Year Ending December 31, 2003            $3,757,839
                                                 2004               223,841
                                                 2005               244,838
                                                 2006               267,806
                                                 2007               292,928
                                           Thereafter             2,065,943
                                                                 ----------

                                                                 $6,853,195
                                                                 ==========


Continued

       In accordance with the terms of the franchise fee loan agreement, the scheduled annual principal and interest payments on the franchise obligation may be offset by the aggregate royalties paid by the Company to the franchiser for the year. Such offset is based upon the adherence of the Company to the terms of the franchise fee agreement and as evaluated by the franchisor.

       In April 2002, B&H received a bridge loan of $1,000,000 from PREFSA which was refinanced by B&H and Montauk in December 2002 into a $2,500,000 term loan to Montauk.

       Interest expense incurred on related party obligations during the year ended December 31, 2002 was approximately $175,000.

10 - Notes Payable - Other

       At December 31, 2002, notes payable - other consist of the following:


       NOTE PAYABLE - acquisition - in the original principal amount of $200,000
       - due in 48 monthly installments of $4,743, including interest at 6.5%           $154,751

       NOTE PAYABLE - acquisition - in the original principal amount of $25,000
       - due in monthly installments of $1,000 - non-interest bearing                     15,000

       VEHICLE TERM LOANS PAYABLE - due in 60 monthly installments aggregating
       $854, including interest at 6.9% through November 11, 2003 - secured
       by the underlying vehicles                                                          9,074
                                                                                        --------
                                                                                         178,825
                                                                                          62,210
                                                                                        --------

       LESS:  Current maturities                                                        $116,615
                                                                                        ========


       Aggregate maturities required on the notes payable - other at December 31, 2002 are as follows:

                 For the Year Ending December 31, 2003               $ 62,210
                                                  2004                 57,235
                                                  2005                 54,667
                                                  2006                  4,713
                                                                     --------

                                                                     $178,825
                                                                     ========




11 -   Capital Leases

       The Company has acquired certain equipment under the provisions of long-term capital leases, whereby the minimum lease payments related to the equipment have been capitalized. As of December 31, 2002, the net present value of such obligations amounted to $218,147. The leases expire at various times through November 2005. The leased property under capital lease as of December 31, 2002 has an aggregate cost of approximately $457,000, accumulated amortization of approximately $162,000, and an approximate carrying value of $295,000. Amortization of the leased equipment is included in depreciation expense. Lease obligations are generally secured by leased equipment.



Continued

       The future minimum lease payments under the capital leases and the aggregate net present value of the future minimum lease payments at December 31, 2002 are as follows:

                  Years Ending December 31,           2003            $105,781
                                                      2004              65,439
                                                      2005              48,978
                                                      2006              24,228
                                                      2007               6,132
                                                                      --------
                                                   250,558
                  LESS:  Amounts representing interest                  32,412
                                                                      --------
                  Present Value of Minimum Lease Payments              218,146

                  Current Maturities of Capital Leases                  89,276
                                                                      --------
                  Capital Leases - net of current maturities          $128,870
                                                                      ========

12 - Franchise Agreement and Royalty Fees

        B&H is party to a franchise agreement (the "Agreement") with The Prudential Real Estate Affiliates, Inc. (the "Franchisor"). B&H renewed the Agreement on March 7, 1997 for a period of five years. In March 2002, the agreement was extended until December 2002. In December 2002, a new ten-year Agreement was executed. The Agreement provides for B&H to make monthly payments of royalty fees of 2.24% of gross revenue attained, advertising fees of up to $900 per month per sales office and an annual franchise fee of $2,500 for each additional office opened.

        For the year ended December 31, 2002, total fees incurred under the agreement amounted to approximately $1,252,000.

13 - Related Party Transactions

        In December 2002, the Company advanced $300,000 to an officer. Such amount is non-interest bearing and is expected to be collected during the year ending December 31, 2003.

        The Company leases several offices from related parties. Included in rent expense is approximately $305,000 of rent expense to related parties.

14 - Defined Contribution Plan

        The Company has a 401(k) plan (the "Plan") which allows eligible employees to make before-tax contributions. Employees who have completed one year of service, as defined, are eligible to become participants in the Plan. The Plan provides for matching employer contributions of 10% of employee contributions. Participants are immediately vested in their contributions made. Matching contributions for the years ended December 31, 2002 amounted to $23,960.



Continued

15 - Commitments and Contingencies

        OPERATING LEASES - The Company is obligated under various operating lease agreements for its office facilities. Certain leases are non-cancelable and expire on various dates through September 2013. Rent expense during the year ended December 31, 2002 approximated $2,400,000.

        Future minimum rental payments under the operating leases at December 31, 2002 are as follows:

                  For the Year Ending December 31, 2003             $ 2,249,000
                                                   2004               2,300,000
                                                   2005               2,173,000
                                                   2006               1,749,000
                                                   2007               1,263,000
                                             Thereafter                 970,000
                                                                    -----------

                                                                    $10,704,000
                                                                    ===========

       LITIGATION - The Company is involved in litigation through the normal course of business. The majority of these claims have been referred to the insurance carrier and related counsel. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company. The accompanying financial statements include an accrual of approximately $200,000 for potential out-of-pocket costs and/or settlements that may arise in the future related to such cases.

16 - Concentration of Credit Risk

       The Company may from time-to-time maintain demand deposits in excess of federally insured limits in the normal course of business. At December 31, 2002, cash balances in excess of insured limits were approximately $4,296,000.

17 - Redemption of Capital Interests and Capital Withdrawals

       Effective December 17, 2002, B&H, Hamptons and PE redeemed the interests of certain of its minority members/partners. In addition, another partner received a partial distribution of their account in the amount of $500,000. Total withdrawals of capital aggregated to $2,805,034 during 2002.

18 - Subsequent Infusion of Capital and Business Acquisition



Continued

       On March 14, 2003, Montauk acquired 100% of the ownership interest of Insignia Douglas Elliman LLC, a New York City residential broker and Insignia Residential Group, a property management firm operating principally in New York City. Total purchase price was approximately $71,000,000. In connection with this transaction, Montauk received $2,500,000 in additional capital contributions from members and incurred an aggregate of approximately $71,000,000 in debt.

       In December 2002, Montauk entered into an agreement with the stockholders of Burr to acquire all the then outstanding shares of Burr in exchange for membership interests in Montauk. Such transaction is pending subject to regulatory approval.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2004

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS





                                C O N T E N T S

                                                                                     Page


Report of Independent Registered Public Accounting Firm                              1

Balance Sheet                                                                        2

Statement of Operations                                                              3

Statement of Changes in Members' Equity                                              4

Statement of Cash Flows                                                              5

Notes to Financial Statements                                                        6 - 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Members
of KOA Investors, LLC
(A Limited Liability Company)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of KOA Investors, LLC (a Delaware limited liability company) at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ Weiser LLP


New York, New York
February 7, 2005

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                                 BALANCE SHEET
                               DECEMBER 31, 2004



ASSETS
Real estate under development                                                                            $32,625,132
Fixed assets, at cost, net of accumulated depreciation of $634,141                                        44,714,014
Cash and cash equivalents                                                                                  2,062,317
Cash - restricted                                                                                          5,538,372
Accounts receivable                                                                                          507,011
Prepaid expenses and other assets                                                                            480,612
Deferred financing costs, net of accumulated amortization of $847,854                                      1,723,952
                                                                                                         -----------
                                                                                                         $87,651,410
                                                                                                         ===========
LIABILITIES AND MEMBERS' EQUITY

Mortgage note payable                                                                                    $57,000,000
Capital lease obligation                                                                                   3,355,616
Construction costs and accounts payable                                                                    7,537,786
Due to affiliates                                                                                             66,950
Deferred ground rent payable                                                                               3,459,145
                                                                                                         -----------
                                                                                                          71,419,497
                                                                                                         ===========
Commitments, contingencies, and other matters

Members' equity                                                                                           16,231,913
                                                                                                         -----------
                                                                                                         $87,651,410
                                                                                                         ===========

See notes to financial statements.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                            STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 2004


Revenue                                                                                             $ 2,806,376
Costs and expenses                                                                                    2,286,061
                                                                                                    -----------
Gross Profit                                                                                            520,315
                                                                                                    -----------
Operating expenses:
  General and administrative                                                                            574,317
  Repairs and maintenance                                                                               233,862
  Marketing                                                                                             810,493
  Utilities                                                                                             380,995
  Ground rent                                                                                           140,226
  Management fees                                                                                        60,201
  Real estate taxes                                                                                      27,470
  Insurance                                                                                              73,423
  Depreciation                                                                                          634,141
  Amortization                                                                                          104,488
                                                                                                    -----------
      Total operating expenses                                                                        3,039,616
                                                                                                    -----------

Operating loss                                                                                       (2,519,301)
                                                                                                    -----------
Other expenses:

Interest expense                                                                                        709,480
                                                                                                    -----------
      Total other expenses                                                                              709,480
                                                                                                    -----------

Net loss                                                                                            $(3,228,781)
                                                                                                    ===========

See notes to financial statements.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 2004


Balance - January 1, 2004                                         $ 12,459,794

Contributions                                                        7,000,900

Net loss                                                            (3,228,781)
                                                                  ------------
Balance - December 31, 2004                                       $ 16,231,913
                                                                  ============

See notes to financial statements.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                            STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 2004



Cash flows from operating activities:
          Net loss                                                                                    $(3,228,781)
          Adjustment to reconcile net loss to net cash used
             in operating activities:
               Depreciation                                                                               634,141
               Amortization                                                                               104,488
               Ground rent                                                                                138,782
               Changes in assets:
                 Increase in accounts receivable                                                         (507,011)
                 Increase in prepaid expenses and other assets                                           (338,672)
                                                                                                      -----------
                    Net cash used in operating activities                                              (3,197,053)
                                                                                                      -----------
Cash flows from investing activities:
               Real estate under development                                                          (50,037,743)
                                                                                                      -----------
                    Net cash used in investing activities                                             (50,037,743)
                                                                                                      -----------
Cash flows from financing activities:
             Proceeds from mortgage note payable                                                       58,500,000
             Loan payoff                                                                               (6,500,000)
             Restricted cash deposits                                                                  (5,538,372)
             Capital lease obligation                                                                   3,355,616
             Members' contributions                                                                     7,000,900
             Deferred financing costs                                                                  (2,200,095)
                                                                                                      -----------
                    Net cash provided by financing activities                                          54,618,049
                                                                                                      -----------
Net increase in cash and cash equivalents                                                               1,383,253

Cash and cash equivalents - beginning of year                                                             679,064
                                                                                                      -----------
Cash and cash equivalents - end of year                                                               $ 2,062,317
                                                                                                      ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net of amounts capitalized                                $   506,401
                                                                                                      ===========
Supplemental disclosure of non-cash financing activities:
    Deferred ground rent payable                                                                      $ 1,013,376
                                                                                                      ===========

See notes to financial statements.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


Note   1 - Organization

           KOA Investors, LLC (the "Company"), was formed as a limited liability company under the laws of the State of Delaware in November 1999. The Company was formed to acquire a mortgage note (see Note 3) and foreclose on the note for the purpose of owning, developing and operating a hotel resort in Keauhou, Hawaii (the "Project").

           The Project contains 521 guest rooms, cabana style dining services, and a multilevel pool with a poolside grill and bar. Management projects the renovation of the hotel will be completed by the beginning of 2005. The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") as its exclusive managing agent to operate the Project.

           Pursuant to the operating agreement, the Company will continue in existence until the earlier of December 31, 2051 or upon the decision of the Decision Members, as defined, to terminate the Company.


Note   2 - Summary of Significant Accounting Policies

           a) Basis of Accounting

              The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

           b) Real Estate Under Development

              Costs for the acquisition, development and construction of the Project are charged to real estate under development. Capitalized costs include deferred ground rent and interest expenditures incurred during the acquisition, development and construction of the Project.


           c) Cash and Cash Equivalents

              Cash and cash equivalents include cash in banks and overnight investments that at various times during the year have exceeded the Federally insured limits. The Company believes it mitigates its risk by banking with major financial institutions.

           d) Accounts Receivable

              Accounts receivable consists of the receivables from guests for guest room revenue. Accounts receivable does not bear interest and is periodically evaluated for collectibility. At December 31, 2004, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. The Company generally does not require collateral for accounts receivable.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


Note   2 - Summary of Significant Accounting Policies (continued)

           e) Inventories

              Inventories are comprised primarily of hotel operating supplies and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

           f) Revenue Recognition

              Revenues are primarily derived from hotel and resort revenues at the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii and the Company recognizes revenues when services are rendered.


           g) Deferred Financing Costs

              Costs incurred in obtaining financing are amortized over the term of the related financing instrument. Amortization of such costs from inception through completion of construction is capitalized as a cost of the Project and is amortized on a straight-line basis over the life of the related debt, which approximates amortization expense under the effective interest method.


           h) Property and Equipment Under Capital Lease

              Property and equipment under capital lease represents property and equipment, which have been leased and have been capitalized by the Company. The property and equipment are recorded at cost and are depreciated on the straight-line basis over the term of the lease.

           i) Leasehold Improvements and Equipment

              Leasehold improvements and furniture, fixtures and equipment are carried at cost and depreciated on the straight-line basis over their estimated useful lives.

              Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments, which extend the useful life of the assets, are capitalized.

           j) Deferred Ground Rent Payable

              Base rental expense on the ground lease is recognized ratably over its non-cancelable term. The difference between the ground rent expense recognized using the straight-line method and the ground rent in accordance with the lease is shown as deferred ground rent payable on the balance sheet.

           k) Income Taxes

              No provision or benefit for income taxes has been included in the financial statements because such taxable income or loss passes through to, and is reportable by, the members.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


Note   2 - Summary of Significant Accounting Policies (continued)

           1) Use of Estimates

              The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note   3 - Fixed Assets and Real Estate Under Development

           FIXED ASSETS

           As of December 31, 2004, fixed assets consists of the following:

           Building  and leasehold interest                      $ 32,287,529
           Land improvements                                        2,937,572
           Furniture and equipment                                 10,123,055
                                                                 ------------
                                                                   45,338,156
           Less: accumulated depreciation                             634,141
                                                                 ------------
           Total                                                 $ 44,714,014
                                                                 ============

           Depreciation expense for the year ended December 31, 2004 amounted to $634,141.

           REAL ESTATE UNDER DEVELOPMENT

           The Company purchased a non-performing note, collateralized by a leasehold interest in a hotel resort in Hawaii, for approximately $7,300,000. The Company foreclosed on the note and took possession of the leasehold for renovation and operation of the hotel. During 2004, the Company began to phase-in operations at the Project. At December 31, 2004, real estate under development of $32,625,132 represents the portion of the Project that has yet to be placed in service, including approximately $1,399,000 of capitalized deferred ground rent and $936,632 of capitalized interest.

Note   4 - Mortgage Note Payable

           On August 18, 2002, the Company entered into a pre-development loan agreement (the "Loan") with Far East National Bank in an amount up to $5,000,000. The Loan bore interest at the Prime Rate (as defined in the Loan) plus 2.00% per annum. Interest only payments were required on the first day of every month in arrears. All principal and all accrued and unpaid interest were due and payable at the Loan's maturity date, February 28, 2004. Far East National Bank funded additional loan proceeds in the amount of $1,500,000 to the Company in January 2004, at which time the Loan's maturity date was extended to May 31, 2004. The Loan was collateralized by the Company's real estate under development. Interest expense relating to the Loan amounted to approximately $269,000, all of which was capitalized as a cost of the Project.

           The Company entered into a loan agreement ("New Loan Agreement") with Canpartners Realty Holding Company IV, LLC (the "Lender") in the amount of $57,000,000 (the "New Loan") on April 15th 2004. Proceeds of the New Loan included amounts to payoff the principal and interest of the Loan, $6,500,000 and $22,750, respectively.

           The New Loan bears interest at 10% per annum and calculated on 360-day year. Principal and interest payments are due on the first day of the month beginning May 1, 2004 through January 31, 2007, the maturity date. For the year ending December 31, 2004 the Company incurred interest pf $2,935,043, of which $2,223,563 was capitalized as a costs of the Project and $709,480 was expensed.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


Note   5 - Cash - Restricted

           Cash - restricted represents unused funds from the proceeds of the New Loan. Cash - restricted is disbursed upon requisition of project expenditures in agreement with the funding schedule and approved budget in accordance with the New Loan Agreement. Unused funds available from the New Loan as of December 31, 2004 amounted to $5,538,372.


Note   6 - Deferred Ground Rent Payable

           In conjunction with the purchase of the hotel mortgage note the Company assumed two ground leases for the leasehold. On December 20, 2002, the Company entered into a Lease Escrow Agreement, which modified the provisions of the two ground leases.

           As of December 31, 2004, the minimum amounts payable under the terms of the ground lease for the next five years and in the aggregate thereafter are approximately as follows:


                   Year Ending
                   December 31,                           Amount
                   ------------                           ------

                       2005                           $      12,000
                       2006                                   12,000
                       2007                                   12,000
                       2008                                   12,000
                       2009                                   12,000
                       Thereafter                         76,729,110
                                                      --------------
                                                      $   76,789,110
                                                      ==============

           Subsequent to December 31, 2037 minimum payments are to be agreed upon at a later date in accordance with the Lease Escrow Agreement, but in no event will be less than $1,537,000. The ground lease expires on December 31, 2067.

           The Company is also obligated to pay to the ground lessor percentage rent, as stipulated in the original ground lease agreement, once the hotel begins operations.

           For the year ended December 31, 2004 the Company incurred ground rent expense of approximately $1,165,000, of which approximately $1,025,000 capitalized as a cost of the Project.

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


Note   7 - Capital Lease Obligations

           The Company has entered into a lease agreement with GMAC Commercial Mortgage Corporation ("GMAC") on November 11, 2004, whereby the Company may receive advances in the amount of $5,000,000 for furniture, fixtures and equipment for the Project. Monthly payments will be determined upon commencement of the lease in May 2005. The lease terminates on May 5, 2012 at which time the Company has the option to purchase the leased equipment for $1, unless terminated earlier in accordance with the lease agreement. Accordingly, the Company's leasehold interest has been recorded as an asset and the capital lease is recorded as a liability in the accompanying balance sheet as capital lease obligation at the lower of the present value of the minimum lease payments or the fair market value of the asset. At December 31, 2004 the Company has drawn $3,355,516 of advances from GMAC.

Note   8 - Related Party Transactions

           Due to Affiliates

           Due to affiliates represents advances from affiliates of the Company through common control to finance short-term cash flow requirements of the Company. The advance is non-interest bearing and due on demand.

           Management Fees

           In accordance with the terms of the operating agreement, the managing member shall provide asset management services to the Company for an annual fee equal to the greater of $500,000 or 2% of the gross asset value, at cost, of the assets owned by the Company and the project entities, prior to depreciation. For the year ended December 31, 2004 the Company incurred management fees in the amount of $500,000, of which $439,803 have been capitalized as costs of the Project.

Note   9 - Commitments, Contingencies and Other Matters

a)       Management Agreement - Starwood

                On December 20 of 2002, the Company entered into a management agreement (the "Management Agreement") with Sheraton Operating Corporation ("Starwood"), which requires Starwood to provide managerial and promotional services for the Project. The Management Agreement has an operating term of two (2) periods of five (5) years each, as more fully described in the Management Agreement.

                Starwood has the option to renew the Management Agreement for two successive terms of five years each. The Management Agreement provides for a base management fee equal to 2% of the Gross Operating Revenue of the Project, as defined in the Management Agreement. Management fees in the amount of $56,200 were incurred for the year ending December 31, 2004.

           b) A Leasehold Mortgage and Security Agreement secure the New Loan. Individuals that are affiliates of the Company are the guarantors of the New Loan.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                                 BALANCE SHEET

                               DECEMBER 31, 2003

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS
                                  (Unaudited)

                                C O N T E N T S


                                                                                    Page



Balance Sheet                                                                       1

Statement of Changes in Members' Equity                                             2

Statement of Cash Flows                                                             3

Notes to Financial Statements                                                       4 - 7

                              KOA INVESTORS, LLC
                         (A Limited Liability Company)
                                 BALANCE SHEET
                               DECEMBER 31, 2003
                                  (Unaudited)

ASSETS
Real estate under development                                                                            $19,850,414
Cash and cash equivalents                                                                                    679,064
Deferred financing costs, net of accumulated amortization of $233,139                                        138,572
Prepaid expenses and other assets                                                                            141,940
                                                                                                         -----------
                                                                                                         $20,809,990
                                                                                                         ===========
LIABILITIES AND MEMBERS' EQUITY

Mortgage note payable                                                                                     $5,000,000
Construction costs and accounts payable                                                                      976,259
Due to affiliates                                                                                             66,950
Deferred ground rent payable                                                                               2,306,987
                                                                                                         -----------
                                                                                                           8,350,196
Commitments, contingencies and other matters

Members' equity                                                                                           12,459,794
                                                                                                         -----------

                                                                                                         $20,809,990
                                                                                                         ===========

See notes to financial statements.

                               KOA INVESTORS, LLC
                          (A Limited Liability Company)
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   (Unaudited)



Balance - January 1, 2003...................................      $ 9,400,694

Contributions...............................................        3,059,100
                                                                  -----------

Balance - December 31, 2003.................................      $12,459,794
                                                                  ===========

                               KOA INVESTORS, LLC
                          (A Limited Liability Company)
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   (Unaudited)



Cash flows from operating activities:

    Net income ...........................................          $        --
    Changes in asset and liabilities:
        Increase in accounts receivable ..................              139,927
        Increase in prepaid expenses and other assets ....               11,750
                                                                    -----------
           Net cash provided from operating activities ...              151,677
                                                                    -----------

Cash flows from investing activities:
        Real estate under development ....................           (5,388,567)
                                                                    -----------
           Net cash used in investing activities .........           (5,388,567)
                                                                    -----------

Cash flows from financing activities:
        Proceeds from mortgage note payable ..............            5,000,000
        Payment of mortgage note payable .................           (2,384,544)
        Members' contributions ...........................            3,059,100
                                                                    -----------
           Net cash provided by financing activities .....            5,674,556
                                                                    -----------

Net increase in cash and cash equivalents ................              437,666

Cash and cash equivalents - beginning of year ............              241,398
                                                                    -----------

Cash and cash equivalents - end of year ..................          $   679,064
                                                                    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net
      of amounts capitalized .............................          $        --
                                                                    ===========

Supplemental disclosure on non-cash financing activities:
    Deferred ground rent payable .........................          $ 1,152,158
                                                                    ===========

    Amortization of deferred finance costs ...............          $    70,564
                                                                    ===========

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                             NOTES TO BALANCE SHEET
                               DECEMBER 31, 2003
                                  (Unaudited)

Note   1 - Organization

           KOA Investors, LLC (the "Company"), was formed as a limited liability company under the laws of the State of Delaware in November 1999. The Company was formed to acquire a mortgage note (see Note 3) and foreclose on the note for the purpose of owning, developing and operating a hotel resort in Keauhou, Hawaii (the "Project").

           Pursuant to the operating agreement, the Company will continue in existence until the earlier of December 31, 2051 or upon the decision of the Decision Members, as defined, to terminate the Company.


Note   2 - Summary of Significant Accounting Policies

           a) Basis of Accounting

              The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

           b) Real Estate Under Development

              Costs for the acquisition, development and construction of the Project are charged to real estate under development. Capitalized costs include deferred ground rent and interest expenditures incurred during the acquisition, development and construction of the Project.

           c) Cash and Cash Equivalents

              Cash and cash equivalents include cash in banks and overnight investments that at various times during the year have exceeded the Federally insured limits. The Company believes it mitigates its risk by banking with major financial institutions.

           d) Deferred Financing Costs

              Costs incurred in obtaining financing are amortized over the term of the related financing instrument. Amortization of such costs from inception through completion of construction is capitalized as a cost of the Project and is amortized on a straight-line basis over the life of the related debt, which approximates amortization expense under the effective interest method.


           e) Deferred Ground Rent Payable

              Base rental expense on the ground lease is recognized ratably over its non-cancelable term. The difference between the ground rent expense recognized using the straight-line method and the ground rent in accordance with the lease is shown as deferred ground rent payable on the balance sheet.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                             NOTES TO BALANCE SHEET
                               DECEMBER 31, 2003
                                  (Unaudited)

Note   2 - Summary of Significant Accounting Policies (continued)

           f) Income Taxes

              The Company is treated as the equivalent of a partnership for income tax purposes. Accordingly, all components of income and expense are reported in the income tax returns of the Company's members.

           g) Use of Estimates

              The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.


Note   3 - Real Estate Under Development

           The Company purchased a non-performing note, collateralized by a leasehold interest in a hotel resort in Hawaii, for approximately $7,300,000. The Company foreclosed on the note and took possession of the leasehold for renovation and operation of the hotel. At December 31, 2003, the Company's real estate under development includes approximately $5,700,000 of predevelopment costs.


Note   4 - Mortgage Note Payable

           On August 18, 2002, the Company entered into a pre-development loan agreement (the "Loan") with Far East National Bank in an amount up to $5,000,000. The Loan bears interest at the Prime Rate (as defined in the Loan) plus 2.00% per annum. Interest only payments are required on the first day of every month in arrears. All principal and all accrued and unpaid interest are due and payable at the Loan's maturity date, February 28, 2004. The Loan is secured by the Company's real estate under development. Interest expense relating to the Loan amounted to approximately $269,000 all of which was capitalized and is included in real estate under development. The Company is currently in negotiations for new construction financing.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                             NOTES TO BALANCE SHEET
                               DECEMBER 31, 2003
                                  (Unaudited)

Note   5 - Deferred Ground Rent Payable

           In conjunction with the purchase of the hotel mortgage note the Company assumed two ground leases for the leasehold. On December 20, 2002, the Company entered into a Lease Escrow Agreement, which modified the provisions of the two ground leases.

           As of December 31, 2003, the amounts payable under the terms of the ground lease for the next five years and in the aggregate thereafter are approximately as follows:


                   Year Ending
                   December 31,                            Amount
                   ------------                            ------

                       2004                           $      12,000
                       2005                                   12,000
                       2006                                   12,000
                       2007                                   12,000
                       2008                                   12,000
                       Thereafter                         76,741,110
                                                      --------------
                                                      $   76,801,110
                                                      ==============

           Subsequent to December 31, 2037 minimum payments are to be agreed upon at a later date in accordance with the Lease Escrow Agreement, but in no event will be less $1,537,000. The ground lease expires on December 31, 2067.

           The Company is also obligated to pay to the ground lessor percentage rent, as stipulated in the original ground lease agreement, once the hotel begins operations.

           For the year ended December 31, 2003 the Company incurred ground rent expense of approximately $1,165,000 all of which was capitalized and included in real estate under development.


Note   6 - Related Party Transactions

           Due to Affiliates

           Due to affiliates of the members presents costs paid on behalf of the Company. The amounts due are non-interest bearing and due upon demand.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                                  (Unaudited)


Note   6 - Related Party Transactions (continued)

           Management Fees

           In accordance with the terms of the operating agreement, the managing member shall provide asset management services to the Company for an annual fee of the greater of $500,000 or 2% of the gross asset value, at cost, of the assets owned by the Company and the project entities, prior to depreciation. For the year ended December 31, 2003 management fees in the amount of $500,000 have been capitalized and are included in real estate under development.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                              FINANCIAL STATEMENTS
                                  (Unaudited)

                               DECEMBER 31, 2002

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS
                                  (Unaudited)




                                    CONTENTS

                                                                                Page
Financial Statements

     Balance Sheet...............................................                1

     Statement of Operations.....................................                2

     Statement of Changes in Members' Equity.....................                3

     Statement of Cash Flows.....................................                4

     Notes to Financial Statements...............................                5 - 8

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                                 BALANCE SHEET
                               DECEMBER 31, 2002
                                  (Unaudited)



ASSETS

Real estate under development........................         $13,077,473
Cash and cash equivalents............................             241,398
Accounts receivable..................................             139,927
Deferred financing costs.............................             209,136
Prepaid expenses and other assets....................             153,690
                                                             ------------
                                                              $13,821,624
                                                             ============
LIABILITIES AND MEMBERS' EQUITY

Mortgage note payable................................        $  2,384,544
Construction costs and accounts payable..............             814,607
Due to affiliates....................................              66,950
Deferred ground rent payable.........................           1,154,829
                                                              -----------
                                                                4,420,930

Commitments, contingencies and other matters.........                   -

Members' equity......................................           9,400,694
                                                              -----------
                                                              $13,821,624
                                                             ============


See Notes to Financial Statements

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                            STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                  (Unaudited)





Expenses:
    Loss on disposal of fixed assets..........................        $ 2,108,924
                                                                     ------------

Net loss......................................................        $(2,108,924)
                                                                      ===========

See Notes to Financial Statements

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                  (Unaudited)



Balance - January 1, 2002.......        $10,069,618

Contributions...................         1,440,000

Net loss........................        (2,108,924)
                                        ----------

Balance - December 31, 2002.....        $ 9,400,694
                                        ===========


See Notes to Financial Statements

                               KOA INVESTOR, LLC
                         (A Limited Liability Company)
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                  (Unaudited)


Cash flows from operating activities:

    Net loss..................................................        $(2,108,924)
    Adjustment to reconcile net loss to net cash used
      in operating activities:
        Amortization..........................................             59,753
        Loss on disposal of fixed assets......................          2,108,924
    Changes in asset and liabilities:
        Increase in accounts receivable.......................           (139,927)
        Increase in prepaid expenses and other assets.........           (153,690)
                                                                      -----------
           Net cash used in operating activities..............           (233,884)
                                                                      -----------
Cash flows from investing activities:
        Real estate under development.........................         (2,989,225)
        Construction costs and accounts payable...............           (183,191)
                                                                      -----------
           Net cash used in investing activities..............         (3,172,416)
                                                                      -----------
Cash flows from financing activities:
        Proceeds from mortgage note payable...................          2,384,544
        Members' contributions................................          1,440,000
        Deferred financing costs..............................           (268,889)
        Due to affiliate......................................           (114,445)
                                                                      -----------
           Net cash provided by financing activities..........          3,441,210
                                                                      -----------
Net increase in cash and cash equivalents.....................             34,930

Cash and cash equivalents - beginning of year.................            206,468
                                                                      -----------
Cash and cash equivalents - end of year.......................       $  1,154,829
                                                                     ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest....................       $     29,706
                                                                     ============
Supplemental disclosure of non-cash investing activities:
    Foreclosure on mortgage note..............................       $  9,004,879
                                                                     ============

Supplemental disclosure on non-cash financing activities:
    Deferred ground rent payable..............................       $  1,154,829
                                                                     ============

See Notes to Financial Statements

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
                                  (Unaudited)


Note 1 - Organization

         KOA Investors, LLC (the "Company") was formed as a limited liability company under the laws of the State of Delaware in November 1999. The Company was formed to acquire a mortgage note (see Note 3) and foreclose on the note for the purpose of owning, developing and operating a hotel resort in Keauhou, Hawaii (the "Project").

         Pursuant to the operating agreement, the Company will continue in existence until the earlier of December 31, 2051 or upon the decision of the Decision Members, as defined, to terminate the Company.

Note 2 - Summary of Significant Accounting Policies

         a)   Basis of Accounting

              The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         b)   Real Estate Under Development

              Costs for the acquisition, development and construction of the Project are charged to real estate under development. Capitalized costs include deferred ground rent and interest expenditures incurred during the acquisition, development and construction of the Project.


         c)   Cash and Cash Equivalents

              Cash and cash equivalents include cash in banks and overnight investments that at various times during the year have exceeded the Federally insured limits. The Company believes it mitigates its risk by banking with major financial institutions.

           d) Deferred Financing Costs

              Deferred financing costs are amortized over the term of the related financing instrument. Amortization of such costs from inception through completion of construction is capitalized as a cost of the Project and is amortized on a straight-line basis over the life of the related debt, which approximates amortization expense under the effective interest method.

           e) Deferred Ground Rent Payable

              Base rental expense on the ground lease is recognized ratably over its non-cancelable term. The difference between the ground rent expense recognized using the straight-line method and the ground rent in accordance with the lease is shown as deferred ground rent payable on the balance sheet.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                               DECEMBER 31, 2002
                                  (Unaudited)


Note 2 - Summary of Significant Accounting Policies (continued)

           f) Income Taxes

              The Company is treated as the equivalent of a partnership for income tax purposes. Accordingly, all components of income and expense are reported in the income tax returns of the Company's members.

           g) Use of Estimates

              The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Real Estate Under Development

         In July 2001, the Company purchased a non-performing mortgage note, collateralized by a leasehold interest in a hotel resort in Hawaii, for approximately $7,300,000. In June 2002, the Company foreclosed on the note and took possession of the leasehold for renovation and operation of the hotel. At December 31, 2002, the Company's real estate under development includes approximately $5,700,000 of pre-development costs.

Note 4 - Mortgage Note Payable

         On August 18, 2002, the Company entered into a pre-development loan agreement (the "Loan") with Far East National Bank in an amount up to $5,000,000. The Loan bears interest at the Prime Rate (as defined in the Loan) plus 2.00%, subject to a minimum interest rate of 6.75% per annum. Interest only payments are required on the first day of every month in arrears. All principal and all accrued and unpaid interest is due and payable at the Loan's maturity date, February 28, 2004. The Loan is secured by the Company's real estate under development. Interest expense relating to the Loan amounted to approximately $42,000, all of which was capitalized and is included in real estate under development.

Note 5 - Deferred Financing Costs

         Deferred financing costs consist of costs incurred with the Loan (see
         Note 3). For the year ended December 31, 2002, amortization of the deferred financing costs amounted to approximately $60,000, all of which was capitalized and is included in real estate under development.

Note 6 - Deferred Ground Rent Payable

         In conjunction with the purchase of the hotel mortgage note, the Company assumed two ground leases for the leasehold. On December 20, 2002, the Company entered into a Lease Escrow Agreement, which modified the provisions of the two ground leases.

         As of December 31, 2002, the amounts payable under the terms of the ground lease for the next five years and in the aggregate thereafter are approximately as follows:


                         Year Ending
                         December 31,                  Amount
                         ------------                  ------
                             2003                 $     12,000
                             2004                       12,000
                             2005                       12,000
                             2006                       12,000
                             2007                       12,000
                            Thereafter              76,753,110
                                                  ------------
                                                 $  76,813,110
                                                 =============

         Subsequent to December 31, 2037, minimum payments are to be agreed upon at a later date in accordance with the Lease Escrow Agreement, but in no event will be less $1,537,000. The ground lease expires on December 31, 2067.

         The Company is also obligated to pay to the ground lessor percentage rent, as stipulated in the original ground lease agreement, once the hotel begins operations.

         For the year ended December 31, 2002, the Company incurred ground rent expense of approximately $1,165,000, all of which was capitalized and included in real estate under development.

Note 7 - Related Party Transactions

         Due to affiliates

         Amounts due to affiliates are non-interest bearing and due upon demand.

         Management Fees

         In accordance with the terms of the operating agreement, the managing member shall provide asset management services to the Company for an annual fee of the greater of $500,000 or 2% of the gross asset value, at cost, of the assets owned by the Company and the project entities, prior to depreciation. Management fees in the amount of $500,000 have been capitalized and are included in real estate under development at December 31, 2002.

Note 8 - Other Matters

         The Company called for capital contributions in the amount of $1,500,000. Contributions in the amount of $1,440,000 were received at December 31, 2002. The remaining $60,000 was contributed subsequent to December 31, 2002.

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


Date: March 31, 2005