Form 10-Q
period 2005-03-31
VECTOR GROUP LTD
filed 2005-05-10
CIK 59440

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2005

VECTOR GROUP LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-5759 Commission File Number	65-0949535 (I.R.S. Employer Identification No.)

100 S.E. Second Street
Miami, Florida 33131
305/579-8000

(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes   ☒   No    ☐

     At May 9, 2005, Vector Group Ltd. had 41,837,553 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

	March 31,	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$140,509	$110,004
Investment securities available for sale	20,446	14,927
Accounts receivable — trade	12,421	2,464
Other receivables	567	653
Inventories	73,831	78,941
Restricted assets	—	606
Deferred income taxes	9,220	22,695
Other current assets	9,582	11,834

Total current assets	266,576	242,124

Property, plant and equipment, net	63,750	65,357
Assets held for sale	2,213	54,077
Long-term investments, net	2,456	2,410
Investments in non-consolidated real estate businesses	26,620	27,160
Restricted assets	4,224	4,374
Deferred income taxes	18,121	18,119
Intangible asset	107,511	107,511
Other assets	13,427	14,763

Total assets	$504,898	$535,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Current portion of notes payable and long-term debt	$5,466	$6,043
Accounts payable	8,146	10,549
Accrued promotional expenses	15,238	17,579
Accrued taxes payable, net	24,983	28,859
Settlement accruals	36,154	28,200
Deferred income taxes	4,175	4,175
Accrued interest	3,134	4,931
Other accrued liabilities	17,203	19,499

Total current liabilities	114,499	119,835

Notes payable, long-term debt and other obligations, less current portion	222,559	254,603
Fair value of derivatives embedded within convertible debt	30,379	25,686
Noncurrent employee benefits	16,965	15,727
Deferred income taxes	147,033	146,284
Other liabilities	4,847	5,134
Minority interests	59,787	53,429

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 45,227,348 and 45,163,386 shares and outstanding
41,837,553 and 41,733,591 shares	4,183	4,177
Additional paid-in capital	227,031	241,775
Unearned compensation	(3,579)	(656)
Deficit	(292,228)	(303,538)
Accumulated other comprehensive loss	(10,426)	(10,409)
Less: 3,389,795 and 3,389,795 shares of common stock in treasury, at cost	(16,152)	(16,152)

Total stockholders’ equity (deficit)	(91,171)	(84,803)

Total liabilities and stockholders’ equity (deficit)	$504,898	$535,895

The accompanying notes are an integral part

of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues*	$104,173	$126,573

Expenses:
Cost of goods sold*	58,998	74,100
Operating, selling, administrative and general expenses	26,527	38,979
Restructuring and impairment charges	—	653

Operating income	18,648	12,841

Other income (expenses):
Interest and dividend income	710	695
Interest expense	(6,647)	(6,101)
Gain on investments, net	1,430	251
Gain on LTS conversion	9,461	—
Equity (loss) income from non-consolidated real
estate businesses	(306)	646
Equity loss from LTS	(299)	—
Other, net	(1)	(5)

Income from continuing operations before provision for
income taxes and minority interests	22,996	8,327
Provision for income taxes	12,704	4,370
Minority interests	(2,016)	536

Income from continuing operations	8,276	4,493

Discontinued operations:
Income from discontinued operations, net of minority
interest and taxes	82	134
Gain on disposal of discontinued operations, net of
minority interest and taxes	2,952	—

Gain from discontinued operations	3,034	134

Net income	$11,310	$4,627

Per basic common share:

Income from continuing operations	$0.20	$0.11

Income from discontinued operations	$0.07	$—

Net income applicable to common shares	$0.27	$0.11

Basic weighted average common shares outstanding	41,793,658	41,016,149

Per diluted common share:

Income from continuing operations	$0.19	$0.10

Income from discontinued operations	$0.07	$—

Net income applicable to common shares	$0.26	$0.11

Diluted weighted average common shares outstanding	43,554,881	43,322,966

*Revenues and Cost of goods sold include excise taxes of $33,432 and $46,170 for the three months ended March 31, 2005 and 2004, respectively.

The accompanying notes are an integral part

of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Unearned		Treasury	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Stock	Income (Loss)	Total
Balance, December 31, 2004	41,773,591	$4,177	$241,775	$(656)	$(303,538)	$(16,152)	$(10,409)	$(84,803)

Net income	—	—	—	—	11,310	—	—	11,310
Foreign currency adjustments, net	—	—	—	—	—	—	(112)	(112)
Unrealized gain on investment securities, net	—	—	—	—	—	—	95	95

Total other comprehensive loss	—	—	—	—	—	—	—	(17)

Total comprehensive income	—	—	—	—	—	—	—	11,293

Distributions on common stock	—	—	(19,721)	—	—	—	—	(19,721)
Issuance of New Valley’s restricted stock	—	—	583	(3,152)	—	—	—	(2,569)
Exercise of options	63,962	6	773	—	—	—	—	779
Tax benefit of options exercised	—	—	81	—	—	—	—	81
Amortization of deferred compensation, net	—	—	—	229	—	—	—	229
Beneficial conversion feature of notes payable	—	—	3,406	—	—	—	—	3,406
Other, net	—	—	134	—	—	—	—	134

Balance, March 31, 2005	41,837,553	$4,183	$227,031	$(3,579)	$(292,228)	$(16,152)	$(10,426)	$(91,171)

The accompanying notes are an integral part

of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
 Unaudited

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net cash provided by operating activities:	$6,390	$1,343

Cash flows from investing activities:
Sale or maturity of investment securities	5,420	29,950
Purchase of investment securities	(2,724)	(10,317)
Sale or liquidation of long-term investments	—	149
Purchase of long-term investments	(46)	(230)
Investment in non-consolidated real estate businesses	—	(1,500)
New Valley purchase of LTS common stock	(1,500)	—
Issuance of note receivable	(1,750)	—
Capital expenditures	(968)	(581)

Net cash (used in) provided by investing activities	(1,568)	17,471

Cash flows from financing activities:
Proceeds from debt	14,959	—
Repayments of debt	(1,434)	(4,949)
Deferred financing charges	(678)	—
Borrowings under revolver	91,615	129,243
Repayments on revolver	(91,268)	(129,231)
Distributions on common stock	(16,735)	(15,635)
Proceeds from exercise of options	779	667
Other, net	11	—

Net cash used in financing activities	(2,751)	(19,905)

Net cash provided by discontinued operations	28,434	606

Net increase (decrease) in cash and cash equivalents	30,505	(485)
Cash and cash equivalents, beginning of period	110,004	74,808

Cash and cash equivalents, end of period	$140,509	$74,323

The accompanying notes are an integral part

of the consolidated financial statements.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation:

The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding Inc. (“VGR Holding”), Liggett Group Inc. (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley Corporation (“New Valley”) and other less significant subsidiaries. The Company owned 55.1% of the common shares of New Valley at March 31, 2005. All significant intercompany balances and transactions have been eliminated. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year’s presentation.

Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is currently engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     (b) Estimates and Assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, embedded derivative liability, the tobacco quota buy-out, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

     (c) Earnings Per Share:

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 29, 2004. In connection with the 5% stock dividend, the Company increased the number of

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

outstanding stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2004.

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and vested restricted stock grants. Basic and diluted EPS were calculated using the following shares for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Weighted-average shares for basic EPS	41,793,658	41,016,149
Plus incremental shares related to stock options	1,761,223	2,306,817

Weighted-average shares for diluted EPS	43,554,881	43,322,966

     (d) Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income was $11,293 for the three months ended March 31, 2005 and $6,108 for the three months ended March 31, 2004.

     (e) Financial Instruments:

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. The fair value of the hedge at March 31, 2005 was a liability of approximately $190.

     (f) Change in Stock Ownership of Subsidiary:

The Company recognizes changes in its ownership percentage in a subsidiary caused by issuances of a subsidiary’s stock as an adjustment to additional paid-in capital and unearned compensation. During the three month period ended March 31, 2005, the Company recorded $2,569 in connection with the decrease in the Company’s ownership of New Valley from 58.2% to 55.1%.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

     (g) New Accounting Pronouncements:

In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, results of operations or cash flows.

In 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

2. RESTRUCTURING

Liggett Vector Brands Restructurings. During April 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. As part of the plan, Liggett Vector Brands eliminated 83 positions and consolidated operations, subletting its New York office space and relocating several employees. As a result of these actions, the Company recognized pre-tax restructuring charges of $2,735 in 2004 ($432 in the first quarter of 2004), including $798 relating to employee severance and benefit costs and $1,937 for contract termination and other associated costs. Approximately $503 of these charges represent non-cash items.

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

The Company recognized pre-tax restructuring charges of $10,583 in 2004, with approximately $5,659 of the charges related to employee severance and benefit costs and approximately $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

represented non-cash items. Additionally, the Company incurred other charges in 2004 for various compensation and related payments to employees which are related to the restructuring. These charges of $1,670 were included in selling, general and administrative expenses.

The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the three months ended March 31, 2005 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total
Balance, December 31, 2004	$3,614	$186	$3,285	$7,085
Utilized	(1,685)	—	(1,138)	(2,823)

Balance, March 31, 2005	$1,929	$186	$2,147	$4,262

Timberlake Restructuring. In October 2003, the Company announced that it would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, was moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina. As a result of these actions, the Company recognized restructuring and impairment charges of $21,696, of which $21,300 was recognized in 2003 and the remaining $221 was taken in the first quarter of 2004.

The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility for the three months ended March 31, 2005 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total
Balance, December 31, 2004	$467	$—	$52	$519
Utilized	(115)	—	(22)	(137)

Balance, March 31, 2005	$352	$—	$30	$382

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

3. INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2005	2004
Leaf tobacco	$35,242	$35,416
Other raw materials	4,241	3,400
Work-in-process	2,727	1,610
Finished goods	36,782	42,003

Inventories at current cost	78,992	82,429
LIFO adjustments	(5,161)	(3,488)

	$73,831	$78,941

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At March 31, 2005, Liggett had leaf tobacco purchase commitments of approximately $15,494. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.

Included in the above table was approximately $1,488 at March 31, 2005 and $1,595 at December 31, 2004 of leaf inventory associated with Vector Tobacco’s QUEST product.

LIFO inventories represent approximately 93% and 85% of total inventories at March 31, 2005 and December 31, 2004, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2005	2004
Land and improvements	$1,418	$1,418
Buildings	13,391	13,431
Machinery and equipment	94,276	93,700
Leasehold improvements	2,828	3,045
Construction-in-progress	3,694	3,240

	115,607	114,834
Less accumulated depreciation	(51,857)	(49,477)

	$63,750	$65,357

Depreciation and amortization expense for the three months ended March 31, 2005 was $2,552. Future machinery and equipment purchase commitments at Liggett were $5,504 at March 31, 2005.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 5 and 11). The buildings were classified as assets held for sale on the balance sheet at December 31, 2004.

In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at March 31, 2005 of approximately $2,213. The option agreement permits the purchaser to acquire the property during a two-year period expiring July 15, 2005, at a purchase price of $15,250. At March 31, 2005, Liggett has received non-refundable option fees of $1,250, creditable against the purchase price, which are recorded as deferred income in other current liabilities. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

5. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2005	2004
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net
of unamortized discount of $45,596 and $38,259*	$36,268	$28,646
6.25% Convertible Subordinated Notes due 2008	132,492	132,492

Liggett:
Revolving credit facility	364	17
Term loan under credit facility	4,179	4,411
Equipment loans	5,520	6,341

Vector Tobacco:
Notes payable — Medallion acquisition	35,000	35,000

V.T. Aviation:
Note payable	9,168	9,436

VGR Aviation:
Note payable	5,034	5,090

New Valley:
Note payable — operating real estate	—	39,213

Total notes payable, long-term debt and other obligations	228,025	260,646
Less:
Current maturities	(5,466)	(6,043)

Amount due after one year	$222,559	$254,603

*	The fair value of the derivatives embedded within these notes ($30,379 at March 31, 2005 and $25,686 at December 31, 2004) is separately classified as a derivatives liability in the consolidated balance sheet and the beneficial conversion feature ($17,031 at March 31, 2005 and $13,625 at December 31, 2004) is recorded as additional paid-in capital.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

5% Variable Interest Senior Convertible Notes Due November 2011 — Vector:

In November 2004, the Company sold $65,500 of its 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase up to an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the remaining $14,959 principal amount of notes were purchased during the first quarter of 2005. In April 2005, Vector issued an additional $30,000 principal amount of 5% variable interest senior convertible notes due November 15, 2011 in a separate private offering to qualified institutional investors in accordance with Rule 144A. These notes, which were issued under a new indenture at a price of 103.5%, were on the same terms as the $81,864 principal amount of notes previously issued in connection with the November 2004 placement.

The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by the Company per share on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of its common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date will be the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into the Company’s common stock, at the holder’s option. The conversion price of $19.40 per share is subject to adjustment for various events, including the issuance of stock dividends.

The notes will mature on November 15, 2011. The Company must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such redemption amount, the Company will also redeem on November 15, 2009 and on each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require the Company to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.

Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and is classified as a derivative liability on the consolidated balance sheet. At December 31, 2004, with the issuance of $1,405 of additional notes, the derivative liability was estimated at $25,686. At March 31, 2005, with the issuance of $14,959 of additional notes in connection with the November 2004 placement, the derivative liability was estimated at $30,379. Changes to the fair value of this embedded derivative are

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

reflected quarterly as an adjustment to interest expense. The Company recognized in the first quarter of 2005 a gain of $828, due to changes in the fair value of the embedded derivative, which was reported as an adjustment to interest expense.

Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($17,031 at March 31, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense in the first quarter of 2005 of $524 due to the amortization of the debt discount attributable to the beneficial conversion feature.

6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:

In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $24.03 per share at March 31, 2005, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock and, in October 2004, an additional $8 of the notes were converted. A total $132,492 of the notes were outstanding at March 31, 2005.

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

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”). A total of $364 was outstanding under the facility at March 31, 2005. Availability as determined under the facility was approximately $29,793 based on eligible collateral at March 31, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $49,290 and net working capital was $23,223, as computed in accordance with the agreement.

100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,179 outstanding under Liggett’s credit facility at March 31, 2005. The remaining balance of the term loan is payable in 14 monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.

Equipment Loans — Liggett:

In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. The note was paid in full during the first quarter of 2005. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments through April 2005 of $22 with an effective interest rate of 10.20%.

In October and December 2001, Liggett purchased equipment for $3,204 and $3,200, respectively, through the issuance of notes guaranteed by the Company, each payable in 60 monthly installments of $53 with interest calculated at the prime rate.

In March 2002, Liggett purchased equipment for $3,023 through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51. Interest is calculated at LIBOR plus 2.8%.

In May 2002, Liggett purchased equipment for $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48. Interest is calculated at LIBOR plus 2.8%.

In September 2002, Liggett purchased equipment for $1,573 through the issuance of a note guaranteed by the Company, payable in 60 monthly installments of $26 plus interest calculated at LIBOR plus 4.31%.

Each of these equipment loans is secured by the purchased equipment.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

Notes Payable — V.T. Aviation:

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,927 based on current interest rates.

Notes Payable — VGR Aviation:

In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,233 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which has assumed the debt.

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

6. EMPLOYEE BENEFIT PLANS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2005 and 2004 consists of the following:

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Service cost — benefits earned
during the period	$1,321	$1,248	$7	$8
Interest cost on projected benefit
obligation	2,172	2,240	153	157
Expected return on plan assets	(3,069)	(3,027)	—	—
Amortization of net loss	468	506	11	5

Net expense	$892	$967	$171	$170

The Company did not make contributions to its pension benefits plans for the three months ended March 31, 2005 and does not anticipate making any contributions to such plans in 2005. The Company anticipates paying approximately $550 in other postretirement benefits in 2005.

7. CONTINGENCIES

Smoking-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company’s predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers in recent years. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended March 31, 2005, Liggett incurred legal fees and other litigation costs totaling approximately $1,229 compared to $1,738 for the three months ended March 31, 2004.

Individual Actions. As of March 31, 2005, there were approximately 340 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 115 were pending in Maryland, 98 in Florida, 43 in Mississippi, 19 in New York and 16 in Puerto Rico. The balance of the individual cases were pending in 16 states. In one of these cases, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.

There are six individual cases pending where Liggett is the only named defendant. In April 2004, in the Beverly Davis v. Liggett Group Inc. case, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in the Angel Martinez v. Liggett Group Inc. case, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff’s post-trial motion seeking a new trial is pending. In March 2005, in another case in Florida state court where Liggett is the only defendant, Ferlanti v. Liggett Group Inc., the court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed.

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

Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:

•	In February, 1999, in Henley v. Philip Morris, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court’s 2003 opinion in State Farm, limiting punitive damages. In September 2004, the California Supreme Court upheld the $9,000 punitive damages award. In March 2005, the United States Supreme Court denied review and the defendant has paid the amount of the judgment plus accrued interest of $6,400.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. The Oregon Supreme Court has agreed to review the case.

•	In 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

•	In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In April 2005, the California Court of Appeals reaffirmed its decision. The defendant has appealed to the California Supreme Court.

•	In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court’s final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

•	In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. In February 2005, the United States Court of Appeals for the Tenth Circuit overturned the punitive damages award, while upholding the compensatory damages award. The defendant has filed a petition for rehearing.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed to the Oregon Court of Appeals.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. The parties have appealed to the California Court of Appeals.

•	In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,540 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants’ motion for rehearing was denied, and the judgment was paid in October 2004.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

•	In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. In January 2005, the United States Court of Appeals for the Eighth Circuit affirmed the compensatory damages award, but reduced the punitive damages award to $5,000. The judgment was paid in February 2005.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed to the Missouri Court of Appeals.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed.

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris has appealed to the Florida Second District Court of Appeals.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants intend to appeal.

•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants intend to appeal.

In 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on product liability.” Based on this ruling, Liggett is seeking, or intends to seek, dismissal of each of the 43 cases pending against it in Mississippi.

Class Actions. As March 31, 2005, there were approximately 16 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

The extent of the impact of the Castano decision on smoking-related class action litigation is still uncertain. The Castano decision has had a limited effect with respect to courts’ decisions regarding narrower smoking-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit’s ruling, a court in Louisiana (Liggett is not a defendant in this proceeding) certified an “addiction-as-injury” class action, in the Scott v. American Tobacco Co., Inc. case, that covered only citizens in the state. In May 2004, the Scott jury returned a verdict in the amount of $591,000, plus prejudgment interest, on the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

class’ claim for a smoking cessation program. The case is on appeal. Two other class actions, Broin, et al., v. Philip Morris Companies Inc., et al., and Engle, et al., v. R.J. Reynolds Tobacco Company, et al., were certified in state court in Florida prior to the Fifth Circuit’s decision.

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
 (Unaudited)

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

In May 2000, legislation was enacted in Florida that limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict to the lesser of the punitive award plus twice the statutory rate of interest, $100,000 or 10% of the net worth of the defendant, but the limitation on the bond does not affect the amount of the underlying verdict. In November 2000, Liggett filed the $3,450 bond required by the Florida law in order to stay execution of the Engle judgment, pending appeal. Legislation limiting the amount of the bond required to file an appeal of an adverse judgment has been enacted in more than 30 states.

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

In August 2000, in Blankenship v. Philip Morris, a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. In January 2001, the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict, and it denied plaintiffs’ petition for rehearing during July of 2004. Plaintiffs did not seek further appellate review of this matter and the case has been concluded in favor of the other defendants.

In April 2001, the California state court in Brown, et al., v. The American Tobacco Co., Inc. et al. granted in part plaintiff’s motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiff’s claims that defendants violated California’s unfair business practices statute. The court subsequently defined “the applicable class period” for plaintiff’s claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. In March 2005, the court issued a ruling granting defendants’ motion to decertify the class based on a recent change in California law. In April 2005, the court issued a tentative ruling that denied the plaintiff’s motion for reconsideration of the order which decertified the case. Liggett is a defendant in the case.

In September 2002, in In Re Simon II Litigation, the federal district court for the Eastern District of New York granted plaintiffs’ motion for certification of a nationwide non-opt-out punitive damages class action against the major tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In May 2005, the United States Court of Appeals for the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings.

Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Trial in Schwab is scheduled for January 2006.

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

Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants’ price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants’ motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. A Kansas state court, in the case of Smith v. Philip Morris, et al., granted class certification in November 2001. In April 2003, plaintiffs’ motion for class certification was granted in Romero v. Philip Morris, a case pending in New Mexico state court. In February 2005, the New Mexico Supreme Court affirmed the trial court’s certification order. Liggett is one of the defendants in both the Kansas and New Mexico cases.

Governmental Actions. As of March 31, 2005, there were approximately 11 Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Trial in the health care recovery case brought by the City of St. Louis, Missouri, and area hospitals against the major cigarette manufacturers is scheduled for January 2006.

Third-Party Payor Actions. As of March 31, 2005, there were approximately five Third-Party Payor Actions pending against Liggett. The claims in these cases are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions, including an action brought by 24 Blue Cross/Blue Shield Plans, remain pending.

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
 (Unaudited)

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

Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government’s RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. In April 2004, the court denied Liggett’s motion to be dismissed from the case. Trial of the case began in September 2004 and is proceeding. In February 2005, the United States Court of Appeals for the District of Columbia upheld the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. In April 2005, the appellate court denied the government’s request that the disgorgement ruling be reconsidered by the full court. The government may appeal to the United States Supreme Court.

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
 (Unaudited)

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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003 and 2.3% during 2004. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco entered into a settlement agreement with the Settling States whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $23,315 for their estimated MSA obligations for 2004 and $1,447 for the first three months of 2005 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

Year	Amount
2005 - 2007	$8,000,000
2008 - 2017	$8,139,000
2018 and each year thereafter	$9,000,000

These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686.

By letter dated April 28, 2005, the Settling States provided Liggett with a 30-day notice under the MSA which stated, among other things, that one or more of the Settling States may initiate proceedings against Liggett under Sections IX (i) and XI (d) of the MSA and the June 2003 settlement agreement between Liggett and the Settling States. The Settling States contend that Liggett had no right under the MSA or the June 2003 settlement agreement to pay into the disputed payments account any amount claimed as an adjustment for market share loss for non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. The Settling States sent similar letters to several other Subsequent Participating Manufacturers that paid into the disputed payments account.

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

Liggett has objected to this retroactive change, and intends to challenge it by way of arbitration or court proceeding if it is ultimately implemented. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible for several reasons, including:

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

In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

to cure the alleged defaults. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults.

No amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the MSA due to the recalculation of the Participating Manufacturers’ payment obligations or under the settlement agreements with these three states. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional material payments under the MSA and the settlement agreements with these three states, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

In August 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intend to initiate proceedings against the Attorneys General for violating the terms of the MSA. The Company’s subsidiaries allege that the Attorneys General violated their rights and the MSA by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a/ General Tobacco when, on August 19, 2004, the Attorneys General entered into an agreement with General Tobacco allowing it to become a Subsequent Participating Manufacturer under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.

In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they will seek to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites.

Copies of the various settlement agreements are filed as exhibits to the Company’s Annual Report on Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

Trials. Trial in the United States government action began on September 21, 2004 in federal court in the District of Columbia. Cases currently scheduled for trial during the next six months include two individual actions, with trial in one of these cases in Florida state court scheduled for May 2005 and trial in another case in Missouri state court scheduled for October 2005. Liggett is the sole defendant in both of these cases. Trial dates, however, are subject to change.

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
 (Unaudited)

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
 (Unaudited)

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

In February 1996, the United States trade representative issued an “advance notice of proposed rule making” concerning how tobacco is imported under a previously established tobacco tariff rate quota (“TRQ”). Currently, tobacco imported under the TRQ is allocated on a “first-come, first-served” basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an “end-user licensing” system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company.

In August 1996, the Food and Drug Administration (the “FDA”) filed in the Federal Register a Final Rule classifying tobacco as a “drug” or “medical device”, asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. In March 2000, the United States Supreme Court ruled that the FDA does not have the power to regulate tobacco. Liggett supported the FDA Rule and began to phase in compliance with certain of the proposed FDA regulations. Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulations have introduced legislation that would give the FDA authority to regulate the manufacture, sale, distribution and labeling of tobacco products to protect public health, thereby allowing the FDA to reinstate its prior regulations or adopt new or additional regulations. In October 2004, the Senate passed a bill, which did not become law, providing for FDA regulation of tobacco

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

products. A substantially similar bill was reintroduced in Congress in March 2005. The ultimate outcome of these proposals cannot be predicted, but FDA regulation of tobacco products could have a material adverse effect on the Company.

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

Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2004, 10 states enacted increases in excise taxes, and two states have enacted increases in excise taxes in 2005. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse impact on sales of cigarettes.

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
 (Unaudited)

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

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

Other Matters:

In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleges that New Valley’s purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff seeks a declaration that New Valley’s directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley’s board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. In March 2005, New Valley, its directors and Brooke Group Holding settled the consolidated action. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the agreement, the Company will pay New Valley $7,000, and New Valley will pay legal fees and expenses of up to $2,150. The Company recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement. A hearing on the proposed settlement is scheduled for June 14, 2005.

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

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve’s guarantee was negligible at March 31, 2005.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and a demand note for $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2005.

As of March 31, 2005, New Valley had $300 of remaining prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

8. EQUITY

The Company accounts for employee stock compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, no compensation expense is recognized when the exercise price is equal to the market price of the underlying common stock on the date of grant.

Awards under the Company’s stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three months ended March 31, 2005 and March 31, 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and income per share if the Company had applied the fair value provisions of SFAS No. 123:

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net income	$11,310	$4,627

Add: stock option employee compensation
expense included in reported net income,
net of related tax effects	229	32

Deduct: total stock option employee
compensation expense determined
under the fair value method for all
awards, net of related tax effects	(310)	(548)

Pro forma net income	$11,229	$4,111

Income per share:
Basic — as reported	$0.27	$0.11

Diluted — as reported	$0.26	$0.11

Basic — pro forma	$0.27	$0.11

Diluted — pro forma	$0.26	$0.09

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

9. INCOME TAXES

Vector’s income tax rate for the three months ended March 31, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley. Vector’s tax rate for the three months ended March 31, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations. Vector currently anticipates that its income tax rate for the year ended December 31, 2005 will be lower than the rate applicable to the first quarter.

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2005, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $123,867. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $123,000, including interest, net of tax benefits, through March 31, 2005. These amounts have been previously recognized in the Company’s consolidated financial statements as tax liabilities. As of March 31, 2005, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.

The Company believes the positions reflected on its income tax returns are correct and intends to vigorously oppose any proposed adjustments to its returns. The Company has filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 8%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that the Company incurred a tax obligation prior to the exercise dates of these options and it was required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to the Company, its liquidity could be materially adversely affected.

10. NEW VALLEY CORPORATION

Real Estate Activities. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale. (Refer to Notes 5 and 11.)

New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and in Koa Investors LLC on the equity method. Douglas Elliman Realty operates a residential real estate brokerage

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms.

New Valley recorded income of $1,334 and $709 for the three months ended March 31, 2005 and 2004, respectively, associated with Douglas Elliman Realty. Summarized financial information for the three months ended March 31, 2005 and 2004 and as of December 31, 2004 for Douglas Elliman Realty is presented below.

	March 31, 2005	December 31, 2004
Cash	$20,446	$21,375
Other current assets	4,828	4,726
Property, plant and equipment, net	15,694	15,520
Trademarks	21,663	21,663
Goodwill	36,687	36,676
Other intangible assets, net	2,578	2,748
Other noncurrent assets	1,029	1,112
Notes payable — current	4,820	4,998
Other current liabilities	18,274	18,264
Notes payable — long term	64,138	66,710
Other long-term liabilities	3,083	3,125
Members’ equity	12,610	10,723

	Three Months Ended March 31,
	2005	2004
Revenues	$71,402	$53,520
Costs and expenses	66,325	49,772
Depreciation expense	1,126	1,096
Amortization expense	184	299
Interest expense, net	1,548	1,443
Income tax expense	181	—

Net income	$2,038	$910

New Valley recorded a loss of $1,640 and $63 for the three months ended March 31, 2005 and 2004, respectively, associated with Koa Investors. Summarized financial information for the three months ended March 31, 2005 and 2004 and as of December 31, 2004 for Koa Investors is presented below.

	March 31, 2005	December 31, 2004
Cash	$381	$2,062
Restricted assets	3,254	5,538
Other current assets	2,555	988
Property, plant and equipment, net	74,742	77,339
Deferred financing costs, net	1,531	1,724
Accounts payable and other current liabilities	9,146	11,064
Notes payable	60,366	60,356
Members’ equity	12,951	16,231

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$5,530	$—
Costs and operating expenses	5,754	—
Management fees	30	125
Depreciation expense	1,319	—
Amortization expense	208	—
Interest expense, net	1,499	—

Net loss	$(3,280)	$(125)

Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

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

On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, the Company distributed the 10,947,448 shares of LTS common stock that it received from New Valley to the holders of its common stock as a special distribution. New Valley stockholders of record on March 18, 2005 received 0.852 of a LTS share for each share of New Valley, and the Company’s stockholders of record on that date received 0.24 of a LTS share for each share of the Company.

Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), the $5,000 of LTS’s notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.

Share Repurchase. In October 1999, New Valley’s Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,895.

Restricted Share Award. On January 10, 2005, New Valley’s President and Chief Operating Officer, who also serves in the same positions with the Company, was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to New Valley’s 2000 Long-Term Incentive Plan.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

Under the terms of the award, one-seventh of the shares vest on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event the President and Chief Operating Officer’s employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by him. Vector recorded deferred compensation of $8,875 ($3,152 net of income taxes and minority interests), representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. Vector recorded an expense of $545 ($194 net of income taxes and minority interests) associated with the grant in the first quarter of 2005. In addition, Vector recorded a decrease to its stockholders’ equity of $2,569, net of income taxes, associated with its decrease in ownership percentage of New Valley.

11. DISCONTINUED OPERATIONS

As discussed in Note 10, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three months ended March 31, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by discontinued operations.” The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.

Summarized operating results of the discontinued real estate leasing operations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues	$924	$1,781

Expenses	515	1,179

Income from discontinued operations before
income taxes and minority interests	409	602

Income tax expense from discontinued
operations	223	318

Minority interests	104	150

Income from discontinued operations	$82	$134

The Company recorded a gain in connection with the sale of the office buildings of $2,952, net of minority interests and income taxes.

VECTOR GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
 (Unaudited)

12. SEGMENT INFORMATION

The Company’s significant business segments for each of the three months ended March 31, 2005 and 2004 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s continuing operations before taxes and minority interests for the three months ended March 31, 2005 and 2004 follows:

			Vector		Real	Corporate
	Liggett		Tobacco		Estate	and Other	Total
Three months ended March 31, 2005
Revenues	$101,635		$2,538		$—	$—	$104,173
Operating income (loss)	31,870		(4,432)		—	(8,790)	18,648
Identifiable assets	260,762		7,972		—	236,164	504,898
Depreciation and amortization	1,817		228		—	621	2,666
Capital expenditures	698		12		—	258	968

Three months ended March 31, 2004
Revenues	$122,221		$4,352		$—	$—	$126,573
Operating income (loss)	27,783	(1)	(8,706	)(1)	—	(6,236)	12,841	(1)
Identifiable assets	310,471		64,821		76,382	155,035	606,709
Depreciation and amortization	1,997		592		—	615	3,204
Capital expenditures	495		35		—	51	581

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

     All of Liggett’s unit volume in 2004 and the first quarter of 2005 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions. Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the deep discount level for JADE and the branded discount level for EVE.

     Liggett’s cigarettes are produced in approximately 220 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT – the second largest brand in the deep discount category,

•	EVE – a leading brand of 120 millimeter cigarettes in the branded discount category,

•	JADE – a free-standing deep discount menthol brand,

•	PYRAMID – the industry’s first deep discount product with a brand identity, and

•	USA and various control and private label brands.

     In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 46.6% of Liggett’s unit volume in the first three months of 2005 and 55.8% of Liggett’s unit volume in 2004.

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

Recent Developments

     Lawsuit Settlement. In March 2005, we, along with New Valley and its directors, settled a stockholder derivative suit that alleges, among other things, that New Valley paid excessive consideration to purchase our BrookeMil Ltd. subsidiary in 1997. For additional information concerning the suit, see Note 7 to our consolidated financial statements. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the agreement, we will pay New Valley $7,000, and New Valley will pay legal fees and expenses of up to $2,150. We recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement. A hearing on the settlement is scheduled for June 14, 2005.

     Issuance of Convertible Notes. In November 2004, we sold $65,500 of our 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the remaining $14,959 principal amount of notes were purchased during the first quarter of 2005. In April 2005, we issued an additional $30,000 principal amount of 5% variable interest senior convertible notes due November 15, 2011 in a separate private offering to qualified institutional investors in accordance with Rule 144A. These notes, which were issued under a new indenture at a price of 103.5%, were on the same terms as the $81,864 principal amount of notes previously issued in connection with the November 2004 placement.

     Ladenburg Distribution. In March 2005, New Valley converted a convertible note of Ladenburg Thalmann Financial Services Inc. into 19,876,358 shares of Ladenburg common stock and purchased 11,111,111 Ladenburg shares for $5,000. On March 30, 2005, New Valley distributed the 19,876,358 shares of Ladenburg common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, we distributed the 10,947,448 shares of Ladenburg common stock that we received from New Valley to the holders of our common stock as a special distribution. New Valley stockholders of record on March 18, 2005 received 0.852 of a Ladenburg share for each share of New Valley, and our stockholders of record on that date received 0.24 of a Ladenburg share for each share of ours.

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

     Timberlake Restructuring. In October 2003, we announced that we would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, was moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina.

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

     Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $123,000, including interest, net of tax benefits, through March 31, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of March 31, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

     We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeals process. Interest currently is accruing on the disputed amounts at a rate of 8%, with the rate adjusted quarterly based on rates published by the U.S. Treasury

Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be materially adversely affected.

     Tobacco Settlement Agreements. Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $2,000 per year for the period 2001 through 2004, or a total of approximately $8,000, and require Liggett to pay an additional amount of approximately $2,000 per year in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible and has objected to the change. Liggett intends to challenge it by way of arbitration or court proceeding if it is ultimately implemented.

     On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686.

     By letter dated April 28, 2005, the settling states under the Master Settlement Agreement provided Liggett with a 30-day notice under the Master Settlement Agreement which stated, among other things, that one or more of the settling states may initiate proceedings against Liggett under Sections IX (i) and XI (d) of the Master Settlement Agreement and the June 2003 settlement agreement between Liggett and the settling states. The settling states contend that Liggett had no right under the Master Settlement Agreement or the June 2003 settlement agreement to pay into the disputed payments account any amount claimed as an adjustment for market share loss for non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. The settling states sent similar letters to several other Subsequent Participating Manufacturers that paid into the disputed payments account.

     In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults.

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

     Real Estate Activities. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale.

     New Valley accounts for its 50% interests in Douglas Elliman Realty LLC and Koa Investors LLC on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms.

Recent Developments in Legislation, Regulation and Litigation

     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2005, there were approximately 340 individual suits, 16 purported class actions and 16 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. In April 2005, the appellate court denied the government’s request that the disgorgement ruling be reconsidered by the full court. The government may appeal to the United States Supreme Court. Trial of the case began on September 21, 2004 and is proceeding. In one of these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

     There are six individual smoking-related actions where Liggett is the only defendant, with trial in one of these cases currently scheduled for May 2005 and trial in another scheduled for October 2005. In April 2004, in one of these cases, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff’s post-trial motion seeking a new trial is pending. In March 2005, in another case in Florida state court where Liggett is the only defendant, the court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed.

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

Critical Accounting Policies

     General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, embedded derivative liability, the tobacco quota buyout, settlement accruals and litigation and defense costs. Actual results could differ from those estimates.

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

     Settlement Agreements. As discussed in Note 7 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $1,447 for the three months ended March 31, 2005 and $4,728 for the three months ended March 31, 2004. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the notes, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and is classified as a derivative liability on the consolidated balance sheet. At March 31, 2005, with the issuance of $16,364 of additional notes, the derivative liability was estimated at $30,379. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense.

     After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($17,031 at March 31, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method.

     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At March 31, 2005, approximately $1,488 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.

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

Results of Operations

     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley’s common shares was 55.1% at March 31, 2005.

     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2005 and 2004 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Liggett	$101,635	$122,221
Vector Tobacco	2,538	4,352

Total tobacco revenues	$104,173	$126,573

Operating income:
Liggett	$31,870	$27,783	(1)
Vector Tobacco	(4,432)	(8,706	)(1)

Total tobacco	27,438	19,077

Corporate and other	(8,790)	(6,236)

Total operating income	$18,648	$12,841	(1)

(1) Includes restructuring and impairment charges in 2004 of $389 at Liggett and $264 at Vector Tobacco.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenues. Total revenues were $104,173 for the three months ended March 31, 2005 compared to $126,573 for the three months ended March 31, 2004. This 17.7% ($22,400) decrease in revenues was due to an $20,586 or 16.8% decrease in revenues at Liggett and a $1,814 or 41.7% decrease in revenues at Vector Tobacco.

     Tobacco Revenues. In August 2004, Liggett increased its net sales price of LIGGETT SELECT by $1.00 per carton. In October 2004, Liggett increased the list price of all its brands by $.65 per carton.

     Effective February 1, 2004, Liggett reduced the list prices for EVE and JADE from the premium price level to the branded discount level, in the case of EVE, and the deep discount level, in the case of JADE. During 2003, the net list price for JADE had been at the deep discount level after giving effect to off-invoice promotional spending. In August 2004, the list price for JADE was increased by $1.35 per carton.

     All of Liggett’s sales in 2004 and the first quarter of 2005 were in the discount category. For the three months ended March 31, 2005, net sales at Liggett totaled $101,635, compared to $122,221 for the three months ended March 31, 2004. Revenues decreased by 16.8% ($20,586) due to an 28.0% decrease in unit sales volume (approximately 650 million units) accounting for $34,204 in unfavorable volume variance and $117 in unfavorable sales mix partially offset by a combination of list price increases and reduced promotional spending of $13,735. Net revenues of the LIGGETT SELECT brand decreased $13,271 for the first quarter of 2005 compared to the first quarter of 2004, and its unit volume decreased 33.8% in the 2005 period compared to 2004. Unit sales volume was adversely affected by delays in implementing the strategic changes in distribution associated with the restructuring at Liggett Vector Brands in the fourth quarter of 2004, and the affect of large industry-wide wholesale purchases at year end 2004 in response to, and in anticipation of, competitors’ pricing actions associated with the tobacco quota buyout.

     Revenues at Vector Tobacco for the three months ended March 31, 2005 were $2,538 compared to revenues of $4,352 in 2004 period, a 41.7% decline, due to decreased sales volume.

Vector Tobacco’s revenues in both three month periods related primarily to sales of QUEST. Given market place conditions, and the results we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand.

     Tobacco Gross Profit. Tobacco gross profit was $45,175 for the three months ended March 31, 2005 compared to $52,473 for the three months ended March 31, 2004, a decrease of $7,298 or 13.9% when compared to the prior year period, due to the reduced sales volume. Liggett’s brands contributed 98.2% to our tobacco gross profit and Vector Tobacco contributed 1.8% for the three months ended March 31, 2005. Over the same period in 2004, Liggett brands contributed 96.2% to our gross profit and Vector Tobacco’s brands contributed 3.8%.

     Liggett’s gross profit of $44,359 for the three months ended March 31, 2005 decreased $6,100 from gross profit of $50,459 for the three months ended March 31, 2004. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 64.5% for the three months ended March 31, 2005 compared to 65.9% for the same period in 2004. This decrease in Liggett’s gross profit in 2005 was attributable to the items discussed above.

     Vector Tobacco’s gross profit was $816 for the three months ended March 31, 2005 compared to a gross profit of $2,014 for the three months ended March 31, 2004. The decrease was due primarily to reduced sales volume.

     Expenses. Operating, selling, general and administrative expenses were $26,527 for the three months ended March 31, 2005 compared to $38,979, net of restructuring charges, for the same period last year, a decrease of $12,452 or 31.9%. In the 2004 period, these expenses are net of restructuring charges of $389 at Liggett and $264 at Vector Tobacco. Expenses at Liggett were $12,489 for the three months ended March 31, 2005 compared to $22,287 for the same period in the prior year, a decrease of $9,798. The decrease in expense for the three months ended March 31, 2005 was due primarily to the reduced sales force resulting from the 2004 restructuring. Liggett’s product liability legal expenses and other litigation costs were $1,229 for the three months ended March 31, 2005 compared to $1,738 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended March 31, 2005 were $5,248 compared to expenses of $10,720 for the three months ended March 31, 2004, a decrease of $5,208, due to the sale of the Timberlake facility in 2004 and the reduction in headcount in the fourth quarter of 2004.

     For the three months ended March 31, 2005, Liggett’s operating income increased to $31,870 compared to $27,783 for the same period in 2004 due primarily to the reduced operating, selling, general and administrative expenses offset by the impact of the lower sales volume. Vector Tobacco’s operating loss was $4,432 for the three months ended March 31, 2005 compared to a loss of $8,706 for the same period in 2004.

     Other Income (Expenses). For the three months ended March 31, 2005, other income (expenses) was $4,348 compared to a loss of $4,514 for the three months ended March 31, 2004. For the three months ended March 31, 2005, a gain on the LTS conversion of $9,461, a gain on investments of $1,430, and interest and dividend income of $710 were offset by interest expense of $6,647, equity loss from non-consolidated New Valley real estate businesses of $306 and an equity loss in LTS of $299. The equity loss resulted from losses at New Valley of $1,640 related to its investment in Koa Investors, LLC, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii, offset by income of $1,334 related to New Valley’s investment in Douglas Elliman Realty, LLC. For the three months ended March 31, 2004, interest expense of $6,101 was offset by interest and dividend income of $695, a gain on investments of $251 and equity income from non-consolidated New Valley real estate businesses of $646.

     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests for the three months ended March 31, 2005 was $22,996 compared to income of $8,327 for the three months ended March 31, 2004. The income tax provision was $12,704 and minority interests in income of subsidiaries was $2,016 for the three months ended March 31, 2005. This compared to a tax provision of $4,370 and minority interests in losses of subsidiaries of $536 for the three months ended March 31, 2004. Our income tax rate for the three months ended March 31, 205 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the untitlization of deferred tax assets as New Valley. Our tax rate for the three months ended March 31, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations. We currently anticipate that our income tax rate for the year ended December 31, 2005 will be lower than the rate applicable to the first quarter.

Discontinued Operations

     In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three months ended March 31, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by discontinued operations.” The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.

     Summarized operating results of the discontinued real estate leasing operations for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues	$924	$1,781

Expenses	515	1,179

Income from discontinued operations before
income taxes and minority interests	409	602

Income tax expense from discontinued
operations	223	318
Minority interests	104	150

Income from discontinued operations	$82	$134

     The Company recorded a gain in connection with the sale of the office buildings of $2,952, net of minority interest and income taxes.

Liquidity and Capital Resources

     Net cash and cash equivalents increased $30,505 for the three months ended March 31, 2005 and decreased $485 for the three months ended March 31, 2004.

     Net cash provided by operations for the three months ended March 31, 2005 was $6,390 compared to net cash provided for the three months ended March 31, 2004 of $1,343. Cash provided by operations in the 2005 period resulted primarily from reduced operating losses at Vector Tobacco, increased operating income at Liggett and adjustments to income for deferred income taxes and non-cash depreciation and amortization expense offset principally by non-cash gain on the conversion of LTS debt into common stock of LTS. Net cash provided in 2004 resulted primarily from operating income of $12,841, a decrease in inventory and the non-cash impact of depreciation and amortization offset by a decrease in current liabilities and an increase in accounts receivable.

     Cash used in investing activities was $1,568 in the first quarter of 2005 compared to cash provided of $17,471 in the 2004 period. In the first quarter of 2005, cash was used for the purchase of investment securities for $2,724, capital expenditures of $968, the issuance by New Valley of notes receivable from LTS for $1,750 and the purchase by New Valley of LTS common stock for $1,500. This was offset primarily through the sale or maturity of investment securities for $5,420. In the first quarter of 2004, cash was provided principally through the sale or maturity of investment securities for $29,950 offset primarily by the purchase of investment securities of $10,317, the investment in non-consolidated real estate businesses by New Valley of $1,500 and capital expenditures of $581.

     Cash used in financing activities was $2,751 for the three months ended March 31, 2005 compared to cash used of $19,905 in the comparable period in 2004. In the first quarter of 2005, cash was used for dividends of $16,735, repayments on debt of $1,434 and deferred financing charges of $678. These were offset by the proceeds from the sale of convertible notes of $14,959 and proceeds from the exercise of options of $779. In the first quarter of 2004, cash was used principally for distributions on common stock of $15,635 and repayments of debt of $4,949, partially offset by proceeds of $667 from exercise of options.

     Cash flows provided from discontinued operations were $28,434 for the three months ended March 31, 2005, which consisted of $30,023 provided from the sale and operations of the New Valley office buildings in Princeton, N.J. reduced by $1,589 in connection with the payment of a state income tax assessment by New Valley.

     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. A total of $364 was outstanding under the facility at March 31, 2005. Availability as determined under the facility was approximately $29,793 based on eligible collateral at March 31, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $49,290 and net working capital was $23,223, as computed in accordance with the agreement.

     100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $4,179 outstanding as of March 31, 2005 under Liggett’s credit facility. The remaining balance of the term loan is payable in 14 monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.

     In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. This note was paid in full during the first quarter of 2005. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments through April 2005 of $22 with an effective interest rate of 10.20%.

     Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through the issuance of notes, guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an interest rate of LIBOR plus 2.8%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an interest rate of LIBOR plus 2.8%. In September 2002, Liggett purchased additional equipment for $1,573 through the issuance of a note guaranteed by us, payable in 60 monthly installments of $26 plus interest rate calculated at LIBOR plus 4.31%. Each of these equipment loans are secured by the purchased equipment.

     During 2003, Liggett leased two 100 millimeter box packers, which will allow Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4,500.

     In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at March 31, 2005 of approximately $2,213. The option agreement permits the purchaser to acquire the property during a two-year period expiring July 15, 2005, at a purchase price of $15,250. At March 31, 2005, Liggett has received nonrefundable option fees of $1,250, creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

     Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case. Oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on further appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.

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

     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $1,927, based on current interest rates.

     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,233 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.

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

     Vector. We believe that we will continue to meet our liquidity requirements through 2005. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $23,200, dividends on our outstanding shares (currently at an annual rate of approximately $67,800) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.

     In November 2004, we sold $65,500 of our 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the remaining $14,959 principal amount of notes were purchased during the first quarter of 2005. In April 2005, we issued an additional $30,000 principal amount of 5% variable interest senior convertible notes due November 15, 2011 in a separate private offering to qualified institutional investors in accordance with Rule 144A. These notes, which were issued under a new indenture at a price of 103.5%, were on the same terms as the $81,864 principal amount of notes previously issued in connection with the November 2004 placement.

     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date will be the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price of $19.40 per share is subject to adjustment for various events, including the issuance of stock dividends.

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

     In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $24.03 at March 31, 2005, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and in October 2004, $8 of the notes were converted. A total of $132,492 principal amount of the notes were outstanding at March 31, 2005.

     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2005, our deferred income tax liabilities exceeded our deferred income tax assets by $123,867. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

     In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $123,000, including interest, net of tax benefits, through March 31, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of March 31, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

     We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 8%, with the rate adjust quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be materially adversely affected.

Off-Balance Sheet Arrangements

     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2005, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at March 31, 2005.

     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and a demand note for $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2005.

     At March 31, 2005, we had outstanding approximately $3,624 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk

     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.

     As of March 31, 2005, approximately $24,242 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2005, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $262.

     We held investment securities available for sale totaling $20,446 at March 31, 2005. Adverse market conditions could have a significant effect on the value of these investments.

     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

New Accounting Pronouncements

     In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. We will adopt this new standard prospectively, on January 1, 2006, and have not yet determined whether the adoption of SFAS No. 123R will have a material impact on our consolidated financial position, results of operations or cash flows.

     In 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. We are required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission above important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” is incorporated herein by reference.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 7, incorporated herein by reference, to our consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which Brooke Group Holding, VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Brooke Group Holding and/or Liggett are party. A copy of Exhibit 99 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.

Item 6. Exhibits

* 4.1	Indenture, dated as of April 13, 2005, by and between Vector and Wells Fargo Bank, N.A., relating to the 5% Variable Interest Senior Convertible Notes due 2011 (the “Notes”), including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 14, 2005).

* 4.2	Registration Rights Agreement, dated as of April 13, 2005, by and between Vector and Jefferies & Company, Inc. (“Jefferies”) (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated April 14, 2005).

10.1	Stipulation and Agreement of Settlement, dated March 11, 2005, entered into on behalf of Vector and New Valley, relating to Goodwin v. New Valley Corporation.

* 10.2	Purchase Agreement, dated as of March 30, 2005, among Vector and Jefferies (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated March 30, 2005).

* 10.3	Letter Agreement, dated April 13, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated April 14, 2005).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

*Incorporated by reference

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ Joselynn D. Van Siclen
Joselynn D. Van Siclen
Vice President and Chief Financial Officer

Date: May 10, 2005