Form 10-Q
period 2005-06-30
VECTOR GROUP LTD
filed 2005-08-09
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-5759 Commission File Number	65-0949535 (I.R.S. Employer Identification No.)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.   Yes   ☒   No    ☐
     At August 8, 2005, Vector Group Ltd. had 41,974,623 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Vector Group Ltd. Consolidated Financial Statements (Unaudited):
VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30,	December 31,
	2005	2004
ASSETS:

Current assets:
Cash and cash equivalents	$163,489	$110,004
Investment securities available for sale	19,681	14,927
Accounts receivable — trade	10,974	2,464
Other receivables	519	653
Inventories	75,580	78,941
Restricted assets	—	606
Deferred income taxes	3,559	22,695
Other current assets	9,120	11,834

Total current assets	282,922	242,124

Property, plant and equipment, net	64,305	65,357
Assets held for sale	2,212	54,077
Long-term investments, net	2,554	2,410
Investments in non-consolidated real estate businesses	29,515	27,160
Restricted assets	5,082	4,374
Deferred income taxes	18,381	18,119
Intangible asset	107,511	107,511
Other assets	14,992	14,763

Total assets	$527,474	$535,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:
Current portion of notes payable and long-term debt	$5,077	$6,043
Accounts payable	8,529	10,549
Accrued promotional expenses	16,452	17,579
Accrued taxes payable, net	31,097	28,859
Settlement accruals	13,866	28,200
Tobacco quota buyout	9,835	—
Deferred income taxes	4,174	4,175
Accrued interest	5,712	4,931
Other accrued liabilities	15,461	19,499

Total current liabilities	110,203	119,835

Notes payable, long-term debt and other obligations, less current portion	239,583	254,603
Fair value of derivatives embedded within convertible debt	41,325	25,686
Noncurrent employee benefits	16,812	15,727
Deferred income taxes	147,280	146,284
Other liabilities	5,348	5,134
Minority interests	58,346	53,429

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 45,364,156 and 45,163,386 shares and outstanding 41,974,361 and 41,773,591 shares	4,197	4,177
Additional paid-in capital	217,124	241,775
Unearned compensation	(3,323)	(656)
Deficit	(282,249)	(303,538)
Accumulated other comprehensive loss	(11,020)	(10,409)
Less: 3,389,795 shares of common stock in treasury, at cost	(16,152)	(16,152)

Total stockholders’ equity (deficit)	(91,423)	(84,803)

Total liabilities and stockholders’ equity (deficit)	$527,474	$535,895

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues*	$113,113	$120,045	$217,286	$246,618

Expenses:
Cost of goods sold (including inventory impairment of $37,000 in 2004)*	65,901	106,828	124,900	180,928
Operating, selling, administrative and general expenses	22,850	36,757	49,376	75,736
Restructuring and impairment charges	—	2,359	—	3,012

Operating income (loss)	24,362	(25,899)	43,010	(13,058)

Other income (expenses):
Interest and dividend income	1,170	531	1,880	1,226
Interest expense	(9,242)	(6,171)	(15,889)	(12,272)
(Loss) gain on sale of investments, net	(5)	5,335	1,425	5,586
Gain from conversion of LTS notes	—	—	9,461	—
Equity loss on operations of LTS	—	—	(299)	—
Equity income from non-consolidated New Valley real estate businesses	2,324	4,642	2,018	5,288
Other, net	57	(4)	56	(9)

Income (loss) from operations before income taxes and minority interests	18,666	(21,566)	41,662	(13,239)
Income tax expense (benefit)	9,077	(7,516)	21,781	(3,146)
Minority interests	392	(2,985)	(1,624)	(2,449)

Income (loss) from continuing operations	9,981	(17,035)	18,257	(12,542)

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	133	82	267
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	—

Gain from discontinued operations	—	133	3,034	267

Net income (loss)	$9,981	$(16,902)	$21,291	$(12,275)

Per basic common share:

Income (loss) from continuing operations	$0.24	$(0.41)	$0.44	$(0.31)

Income from discontinued operations	$—	$—	$0.07	$0.01

Net income (loss) applicable to common shares	$0.24	$(0.41)	$0.51	$(0.30)

Per diluted common share:

Income (loss) from continuing operations	$0.23	$(0.41)	$0.42	$(0.31)

Income from discontinued operations	$—	$—	$0.07	$0.01

Net income (loss) applicable to common shares	$0.23	$(0.41)	$0.49	$(0.30)

Cash distributions declared per share	$0.40	$0.38	$0.80	$0.76

*Revenues and Cost of goods sold include excise taxes of $37,011, $43,933, $70,443 and $90,103, respectively.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Unearned		Treasury	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Stock	Loss	Total
Balance, December 31, 2004	41,773,591	$4,177	$241,775	$(656)	$(303,538)	$(16,152)	$(10,409)	$(84,803)

Net income	—	—	—	—	21,291	—	—	21,291
Foreign currency adjustments, net	—	—	—	—	—	—	(422)	(422)
Unrealized loss on investment securities, net	—	—	—	—	—	—	(189)	(189)

Total other comprehensive loss	—	—	—	—	—	—	—	(611)

Total comprehensive income	—	—	—	—	—	—	—	20,680

Distributions on common stock	—	—	(36,510)	—	—	—	—	(36,510)
Issuance of New Valley’s restricted stock	—	—	583	(3,152)	—	—	—	(2,569)
Exercise of options	200,770	20	2,526	—	—	—	—	2,546
Amortization of deferred compensation, net	—	—	—	485	—	—	—	485
Tax benefit of options exercised	—	—	300	—	—	—	—	300
Beneficial conversion feature of notes payable	—	—	8,450	—	—	—	—	8,450
Other, net	—	—	—	—	(2)	—	—	(2)

Balance, June 30, 2005	41,974,361	$4,197	$217,124	$(3,323)	$(282,249)	$(16,152)	$(11,020)	$(91,423)

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net cash provided by (used in) operating activities:	$21,243	$(19,212)

Cash flows from investing activities:
Sale or maturity of investment securities	5,844	63,108
Purchase of investment securities	(6,497)	(12,253)
Sale of long-term investments	—	278
Purchase of long-term investments	(144)	—
Investments in non-consolidated real estate businesses	(1,377)	(2,500)
(Increase) decrease in restricted assets	(842)	114
Capital expenditures	(4,505)	(1,132)
Other	(153)	—

Net cash (used in) provided by investing activities	(7,674)	47,615

Cash flows from financing activities:
Proceeds from debt	47,059	—
Repayments of debt	(2,297)	(7,063)
Borrowings under revolver	201,605	276,606
Repayments on revolver	(201,946)	(262,586)
Distributions on common stock	(33,525)	(31,495)
Proceeds from exercise of options	2,546	1,724
Deferred financing charges	(1,960)	—

Net cash provided by (used in) financing activities	11,482	(22,814)

Net cash provided by discontinued operations	28,434	—

Net increase in cash and cash equivalents	53,485	5,589
Cash and cash equivalents, beginning of period	110,004	74,808

Cash and cash equivalents, end of period	$163,489	$80,397

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding Inc. (“VGR Holding”), Liggett Group Inc. (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley Corporation (“New Valley”) and other less significant subsidiaries. The Company owned 55.1% of the common shares of New Valley at June 30, 2005. All significant intercompany balances and transactions have been eliminated. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year’s presentation.
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
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and vested restricted stock grants. Basic and diluted EPS were calculated using the following shares for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average shares for basic EPS	41,892,270	41,173,865	41,843,237	41,095,007
Plus incremental shares related to stock options	1,925,848	—	1,863,137	—

Weighted-average shares for diluted EPS	43,818,118	41,173,865	43,706,374	41,095,007

The Company had a net loss for the three and six months ended June 30, 2004. Therefore, the effect of the common stock equivalents and convertible securities was excluded from the computation of diluted net loss per share since the effect is antidilutive. Potentially dilutive shares that were not included in the diluted loss per share calculations were 1,918,224 and 1,958,146 for the three and six months ended June 30, 2004, respectively, which shares were issuable upon the exercise of stock options or conversion of debt, assuming the treasury stock method.
(d) Comprehensive Income (Loss):
Other comprehensive income (loss) is a component of stockholders’ equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income was $20,680 for the six months ended June 30, 2005 and total comprehensive loss was $13,291 for the six months ended June 30, 2004.
(e) Financial Instruments:
The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. The fair value of the hedge at June 30, 2005 was a liability of approximately $643. The Company did not have any open forward foreign exchange contracts at December 31, 2004.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
(f) Change in Stock Ownership of Subsidiary:
The Company recognizes changes in its ownership percentage in a subsidiary caused by issuances of a subsidiary’s stock as an adjustment to additional paid-in capital and unearned compensation. During the six month period ended June 30, 2005, the Company recorded a decrease to its stockholders’ equity of $2,569, net of taxes, in connection with the decrease in the Company’s ownership of New Valley from 58.2% to 55.1%.
(g) New Accounting Pronouncements:
In 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, results of operations or cash flows.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
2. RESTRUCTURING
Liggett Vector Brands Restructurings. During April 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. As part of the plan, Liggett Vector Brands eliminated 83 positions and consolidated operations, subletting its New York office space and relocating several employees. As a result of these actions, the Company recognized pre-tax restructuring charges of $2,791 in the first half of 2004, ($2,359 in the second quarter of 2004), including $824 relating to employee severance and benefit costs and $1,967 for contract termination and other associated costs. Approximately $503 of these charges represent non-cash items.
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
The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the six months ended June 30, 2005 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total
Balance, December 31, 2004	$3,614	$186	$3,285	$7,085
Utilized	(2,155)	(113)	(1,526)	(3,794)

Balance, June 30, 2005	$1,459	$73	$1,759	$3,291

Timberlake Restructuring. In October 2003, the Company announced that it would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, was moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina. As a result of these actions, the Company

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
recognized restructuring and impairment charges of $21,696, of which $21,300 was recognized in 2003. Charges of $221 and $175 were taken in the first and third quarter of 2004, respectively.
The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility for the six months ended June 30, 2005 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total
Balance, December 31, 2004	$467	$52	$519
Change in estimate	(20)	20	—
Utilized	(197)	(72)	(269)

Balance, June 30, 2005	$250	$—	$250

3. INVENTORIES
Inventories consist of:

	June 30,	December 31,
	2005	2004
Leaf tobacco	$35,786	$35,416
Other raw materials	3,986	3,400
Work-in-process	2,578	1,610
Finished goods	37,943	42,003

Inventories at current cost	80,293	82,429
LIFO adjustments	(4,713)	(3,488)

	$75,580	$78,941

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At June 30, 2005, Liggett had leaf tobacco purchase commitments of approximately $9,985. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.
Included in the above table was approximately $1,398 at June 30, 2005 and $1,595 at December 31, 2004 of leaf inventory associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimated future demand and market conditions.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
LIFO inventories represent approximately 94% and 85% of total inventories at June 30, 2005 and December 31, 2004, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	June 30,	December 31,
	2005	2004
Land and improvements	$1,418	$1,418
Buildings	13,391	13,431
Machinery and equipment	92,332	93,700
Leasehold improvements	2,828	3,045
Construction-in-progress	7,097	3,240

	117,066	114,834
Less accumulated depreciation	(52,761)	(49,477)

	$64,305	$65,357

Depreciation and amortization expense for the three and six months ended June 30, 2005 was $2,878 and $5,486, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2004 was $3,531 and $7,056, respectively. Future machinery and equipment purchase commitments at Liggett were $8,692 at June 30, 2005.
In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 5 and 11). The buildings were classified as assets held for sale on the balance sheet at December 31, 2004.
In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at June 30, 2005 of approximately $2,212. The option agreement, as amended, permits the purchaser to acquire the property during the period expiring October 31, 2005, at a purchase price of $15,250. At June 30, 2005, Liggett has received non-refundable option fees of $1,500, creditable against the purchase price, which are recorded as deferred income in other accrued liabilities. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
5. NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	June 30,	December 31,
	2005	2004
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized discount and premium of $57,423 and $38,259*	$54,441	$28,646
6.25% Convertible Subordinated Notes due 2008	132,492	132,492

Liggett:
Revolving credit facility	23	17
Term loan under credit facility	3,946	4,411
Equipment loans	4,806	6,341

Vector Tobacco:
Notes payable – Medallion acquisition	35,000	35,000

V.T. Aviation:
Note payable	8,902	9,436

VGR Aviation:
Note payable	4,980	5,090

New Valley:
Note payable – operating real estate	—	39,213

Other	70	—

Total notes payable, long-term debt and other obligations	244,660	260,646
Less:
Current maturities	(5,077)	(6,043)

Amount due after one year	$239,583	$254,603

*	The fair value of the derivatives embedded within these notes ($41,325 at June 30, 2005 and $25,686 at December 31, 2004) is separately classified as a derivatives liability in the consolidated balance sheet and the beneficial conversion feature ($22,075 at June 30, 2005 and $13,625 at December 31, 2004) is recorded as additional paid-in capital.
5% Variable Interest Senior Convertible Notes Due November 2011 – Vector:
In November 2004, the Company sold $65,500 of its 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase up to an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the remaining $14,959 principal amount of notes were purchased during the first quarter of 2005. In April 2005, Vector issued an additional $30,000 principal amount of 5% variable interest senior convertible notes due November 15, 2011 in a separate private offering to qualified institutional investors in accordance with Rule 144A. These notes, which were issued under a new indenture at a net price of 103.5%, were on the same terms as

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
the $81,864 principal amount of notes previously issued in connection with the November 2004 placement.
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
In connection with the November 2004 placement, in order to facilitate hedging transactions by the purchasers of the notes, the purchasers required the principal stockholder and Chairman of the Company to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 3,472,875 shares of common stock from the principal stockholder or an entity affiliated with him during a 30-month period, subject to extension under various conditions, and that he agree not to dispose of such shares during this period, subject to limited exceptions. In consideration for the principal stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and the principal stockholder, shares of common stock, equal to 1% of the aggregate market value of 3,472,875 shares of common stock. In addition, the Company agreed to hold the principal stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. The principal stockholder has the right to assign to the President of the Company some or all of his obligation to lend the shares under such agreement. In connection with the April 2005 placement, the Company entered into a similar arrangement through May 2007 with one of the Company’s principal stockholders, who is the President of the Company, with respect to 300,000 shares of common stock.
Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At December 31, 2004, with the issuance of $1,405 of additional notes, the derivative liability was estimated at $25,686. At June 30, 2005, with the issuance of $14,959 of additional notes in connection with the November 2004 placement and the issuance of $30,000 of additional notes in April 2005, the derivative liability was estimated at $41,325. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. The Company recognized a gain of $299 in the second quarter of 2005 and a gain of $1,127 for the first half of 2005, due to changes in the fair value of the embedded derivative, which was reported as an adjustment to interest expense.
Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
requires that the intrinsic value of the beneficial conversion feature ($22,075 at June 30, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $834 in the second quarter of 2005 and $1,358 in the first half of 2005 due to the amortization of the debt discount attributable to the beneficial conversion feature.
6.25% Convertible Subordinated Notes Due July 15, 2008 – Vector:
In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $23.63 per share at June 30, 2005, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock and, in October 2004, an additional $8 of the notes were converted. A total $132,492 of the notes were outstanding at June 30, 2005.
Vector may redeem the notes, in whole or in part, at a price of 102.083% in the year beginning July 15, 2005, 101.042% in the year beginning July 15, 2006 and 100% in the year beginning July 15, 2007, together with accrued interest. If a change of control occurs, Vector will be required to offer to repurchase the notes at 101% of their principal amount, plus accrued interest and, under certain circumstances, a “make whole” payment.
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”). A total of $23 was outstanding under the facility at June 30, 2005. Availability as determined under the facility was approximately $30,932 based on eligible collateral at June 30, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $65,996 and net working capital was $36,006, as computed in accordance with the agreement.
100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,946 outstanding under Liggett’s credit facility at June 30, 2005. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,099. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
Equipment Loans – Liggett:
In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments through April 2005 of $22 with an effective interest rate of 10.20%. The notes were paid in full during the first half of 2005.
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
Each of these equipment loans is collateralized by the purchased equipment.
Notes for Medallion Acquisition – Vector Tobacco:
The purchase price for the acquisition of Medallion included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.
Notes Payable – V.T. Aviation:
In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,096 based on current interest rates.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Notes Payable – VGR Aviation:
In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,233 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
Note Payable – New Valley:
In December 2002, New Valley financed a portion of its purchase of two office buildings in Princeton, New Jersey with a $40,500 mortgage loan. In February 2005, New Valley completed the sale of the buildings, and the loan was retired at closing with the proceeds of the sale.
6. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and six months ended June 30, 2005 and 2004 consists of the following:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost – benefits earned during the period	$1,321	$1,248	$2,642	$2,496
Interest cost on projected benefit obligation	2,172	2,240	4,344	4,480
Expected return on plan assets	(3,069)	(3,027)	(6,138)	(6,054)
Amortization of net loss	468	506	936	1,012

Net expense	$892	$967	$1,784	$1,934

	Other		Other
	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost – benefits earned during the period	$7	$8	$14	$16
Interest cost on projected benefit obligation	153	157	306	314
Expected return on plan assets	—	—	—	—
Amortization of net loss	11	5	22	10

Net expense	$171	$170	$342	$340

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The Company did not make contributions to its pension benefits plans for the three and six months ended June 30, 2005 and does not anticipate making any contributions to such plans in 2005. The Company anticipates paying approximately $550 in other postretirement benefits in 2005.
7. CONTINGENCIES
Smoking-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. These cases are reported here as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Brooke Group Holding Inc., the Company’s predecessor and a wholly-owned subsidiary of VGR Holding, or Liggett). New cases continue to be commenced against Liggett and the other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the six months ended June 30, 2005, Liggett incurred legal fees and other litigation costs totaling approximately $2,451 compared to $2,553 for the six months ended June 30, 2004.
Individual Actions. As of June 30, 2005, there were approximately 361 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 117 were pending in Maryland, 100 in Florida, 44 in Mississippi, 22 in Missouri and 17 in New York. The balance of the individual cases were pending in 16 states. In one of these cases, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.
There are six individual cases pending where Liggett is the only named defendant. In April 2004, in the Beverly Davis v. Liggett Group Inc. case, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in the Angel Martinez v. Liggett Group Inc. case, a Florida state court jury returned a verdict in favor of Liggett. In

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
July 2005, the court denied the plaintiff’s post-trial motion seeking a new trial. The plaintiff may appeal. In March 2005, in the Ferlanti v. Liggett Group Inc. case, a Florida state court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed.
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
Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:
•	In February, 1999, in Henley v. Philip Morris, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court’s 2003 opinion in State Farm, limiting punitive damages. In September 2004, the California Supreme Court upheld the $9,000 punitive damages award. In March 2005, the United States Supreme Court denied review and the defendant has paid the amount of the judgment plus accrued interest.

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. The Oregon Supreme Court agreed to review the case, and oral argument was held in May 2005.

•	In 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
•	In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In April 2005, the California Court of Appeals reaffirmed its decision. The defendant has appealed to the California Supreme Court.

•	In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court’s final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

•	In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. In February 2005, the United States Court of Appeals for the Tenth Circuit overturned the punitive damages award, while upholding the compensatory damages award. The defendant paid the compensatory damages award in June 2005.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed to the Oregon Court of Appeals.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. The parties have appealed to the California Court of Appeals.

•	In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,540 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants’ motion for rehearing was denied, and the judgment was paid in October 2004.

•	In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. In January 2005, the United States Court of Appeals for the Eighth Circuit affirmed the compensatory damages award, but reduced the punitive damages award to $5,000. The judgment was paid in February 2005.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed to the Missouri Court of Appeals.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed to the New York Supreme Court, Appellate Division.

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris has appealed to the Florida Second District Court of Appeals.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals.

•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants intend to appeal.
In 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on product liability.” In a 2005 decision, the Mississippi Supreme Court ruled that certain claims against cigarette manufacturers may remain available to plaintiffs.
Class Actions. As of June 30, 2005, there were approximately 11 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
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
In October 2003, the Third District Court of Appeals denied class counsel’s motions seeking, among other things, a rehearing by the court. Class counsel filed a motion with the Florida Supreme Court to invoke discretionary review on the basis that the Third District Court of Appeals decision construes the due process provisions of the state and federal constitutions and conflicts with other appellate and supreme court decisions. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the Third District Court of Appeal’s ruling is not upheld on appeal, it will have a material adverse effect on the Company.
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
Class certification motions are pending in a number of putative class actions. Classes remain certified against Liggett in West Virginia (Blankenship), Kansas (Smith) and New Mexico (Romero). A number of class certification denials are on appeal.
In August 2000, in Blankenship v. Philip Morris, a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of present or former West Virginia smokers who desire to participate in a medical monitoring plan. In January 2001, the judge declared a mistrial. In July 2001, the court issued an order severing Liggett from the retrial of the case which began in September 2001. In November 2001, the jury returned a verdict in favor of the other defendants. In May 2004, the West Virginia Supreme Court affirmed the defense jury verdict, and it denied plaintiffs’ petition for rehearing. Plaintiffs did not seek further appellate review of this matter and the case has been concluded in favor of the other defendants.
In April 2001, the California state court in Brown, et al., v. The American Tobacco Co., Inc. et al. granted in part plaintiffs’ motion for class certification and certified a class comprised of adult residents of California who smoked at least one of defendants’ cigarettes “during the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
applicable time period” and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated California’s unfair business practices statute. The court subsequently defined “the applicable class period” for plaintiffs’ claims, pursuant to a stipulation submitted by the parties, as June 10, 1993 through April 23, 2001. In March 2005, the court issued a ruling granting defendants’ motion to decertify the class based on a recent change in California law. In April 2005, the court denied plaintiffs’ motion for reconsideration of the order which decertified the case. The plaintiffs have appealed. Liggett is a defendant in the case.
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
Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Plaintiffs’ motion for class certification will be heard in September 2005. Trial in Schwab is scheduled for January 2006.
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
Governmental Actions. As of June 30, 2005, there were approximately seven Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Trial in the health care recovery case brought by the City of St. Louis, Missouri, and approximately 50 area hospitals against the major cigarette manufacturers is scheduled for January 2006. As a result of a June 2005 ruling, the court has limited plaintiffs’ claims by barring those that occurred more than five years before the case was filed.
Third-Party Payor Actions. As of June 30, 2005, there were approximately two Third-Party Payor Actions pending against Liggett. The claims in Third-Party Payor Actions are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions remain pending.
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
In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in a Third-Party Payor Action brought by the largest private insurer in that country, Clalit Health Services. The court ruled that, although Liggett had not sold product in Israel since 1978, it may still have liability for damages resulting from smoking of its product when it did sell cigarettes there.
In August 2005, a seniors group filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the Medicare Secondary Payer Act seeking to recover for the Medicare program all expenditures since August 1999 on smoking-related diseases.
Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government’s RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. In April 2004, the court denied Liggett’s motion to be dismissed from the case. In February 2005, the United States Court of Appeals for the District of Columbia upheld the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. In April 2005, the appellate court denied the government’s request that the disgorgement ruling be reconsidered by the full court. The government has petitioned the United States Supreme Court to review this decision.
The trial began on September 21, 2004, and closing arguments concluded on June 10, 2005. The judge has directed the parties to file various post-trial submissions between August 8, 2005 and October 9, 2005.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003 and 2.3% during 2004. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their MSA

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco entered into a settlement agreement with the Settling States whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $23,315 for their estimated MSA obligations for 2004 and $7,015 for the first six months of 2005 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

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
On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686. The $9,304 paid into the disputed payment accounts represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the MSA for market share loss to non-participating manufacturers. At June 30, 2005, included in “Other current assets” on the Company’s balance sheet was a receivable of $6,578 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 MSA obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed below, to the method for computing payment obligations under the MSA which Liggett contends, among other things, is not in accordance with the MSA. On May 31, 2005, New York State filed a motion on behalf of the Settling States in New York state court seeking to compel Liggett and the other Subsequent Participating Manufacturers that paid into the disputed payments account to release to the Settling States the amounts paid into such account. The Settling States contend that Liggett had no right under the MSA and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the Settling States of the $9,304 it had paid into the account.
Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the MSA, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $2,400 per year for the period 2001 through 2004, or a total of approximately $9,500, and require Liggett to pay an additional amount of approximately $2,400 per year in 2005 and in future periods by lowering Liggett’s market share exemption under the MSA.
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
In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett has met with representatives of the three states to discuss the issues relating to the alleged defaults. No resolution has been reached. Liggett anticipates additional discussions with the representatives of the three states in an effort to resolve these issues.
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
There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust law. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against the “allocable share” provision of the New York escrow statute. In addition, similar lawsuits have been brought in Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma. Liggett is not a defendant in these cases.
Copies of the various settlement agreements are filed as exhibits to the Company’s Annual Report on Form 10-K and the discussion herein is qualified in its entirety by reference thereto.
Trials. Trial in the United States government action concluded on June 10, 2005 in federal court in the District of Columbia. The judge has directed the parties to file various post-trial submissions between August 8, 2005 and October 9, 2005. Cases currently scheduled for trial during the next six months include two individual actions, with trial in one of these cases in Florida state court scheduled for October 2005 and trial in another case in Missouri state court

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
scheduled for November 2005, the health care recovery case in Missouri state court brought by the City of St. Louis and area hospitals scheduled for January 2006 and the Schwab purported class action in New York federal court scheduled for January 2006. Liggett is the sole defendant in both of these cases. Trial dates, however, are subject to change.
Management is not able to predict the outcome of the litigation pending against Brooke Group Holding or Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Brooke Group Holding or Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.
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
Liggett has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including Liggett, profited from the use of slave labor. Seven additional cases have been filed in California, Illinois and New York. Liggett is a named defendant in only one of these additional cases, but has not been served. The nine cases were consolidated before the United States District Court for the Northern District of Illinois. In June 2005, the court granted defendants’ motion to dismiss the consolidated action. The plaintiffs intend to appeal.
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
In February 1996, the United States trade representative issued an “advance notice of proposed rule making” concerning how tobacco is imported under a previously established tobacco tariff rate quota (“TRQ”). Currently, tobacco imported under the TRQ is allocated on a “first-come, first-served” basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an “end-

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
user licensing” system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company.
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
In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $20,000 for the first year of the program which began January 1, 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
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
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2004, 10 states enacted increases in excise taxes, and six states have enacted increases in excise taxes in 2005. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse impact on sales of cigarettes.
Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for “fire-safe” or self-extinguishing cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Liggett and Vector Tobacco have not historically provided products that would be compliant under these new OFPC regulations, and certain design and manufacturing changes have been necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have complied with these New York regulatory requirements. Effective May 1, 2006, cigarettes sold in Vermont must meet certain reduced ignition propensity standards. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.
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
Other Matters:
In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding by a stockholder of New Valley. The suit alleged that New Valley’s purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff sought a declaration that New Valley’s directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleged, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley’s board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In March 2005, New Valley, its directors and Brooke Group Holding settled the consolidated action. The defendants did not admit any wrongdoing as part of the settlement. At a hearing held on June 14, 2005, the court approved the settlement. No appeal was taken and, therefore, the settlement is final. Under the settlement, the Company paid New Valley $7,000 in July 2005, and New Valley paid legal fees and expenses of $2,150. The Company recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Brooke Group Holding and New Valley filed a motion for summary judgment on the remaining three claims which was granted by the court in May 2005. The plaintiffs did not appeal the decision.
In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve’s guarantee was negligible at June 30, 2005.
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2005.
As of June 30, 2005, New Valley had $300 of remaining prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.
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
Awards under the Company’s stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three and six month periods ended June 30, 2005 and June 30, 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income (loss)	$9,981	$(16,902)	$21,291	$(12,275)

Add: employee stock compensation expense included in reported net income (loss), net of related tax effects	255	52	484	84
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(530)	(408)	(1,034)	(956)

Pro forma net income (loss)	$9,706	$(17,258)	$20,741	$(13,147)

Income (loss) per share:
Basic – as reported	$0.24	$(0.41)	$0.51	$(0.30)

Diluted – as reported	$0.23	$(0.41)	$0.49	$(0.30)

Basic – pro forma	$0.23	$(0.42)	$0.50	$(0.32)

Diluted – pro forma	$0.22	$(0.42)	$0.47	$(0.32)

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
9. INCOME TAXES
Vector’s income tax rate for the six months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley. Vector’s tax rate for the six months ended June 30, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
2005, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $129,514. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $124,000, including interest, net of tax benefits, through June 30, 2005. These amounts have been previously recognized in the Company’s consolidated financial statements as tax liabilities. As of June 30, 2005, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.
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
10. NEW VALLEY CORPORATION
Office Buildings. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
mortgage loan on the properties was retired at closing with the proceeds of the sale. (Refer to Notes 5 and 11.)
Residential Brokerage Business. New Valley accounts for its 50% interest in Douglas Elliman Realty LLC and in Koa Investors LLC on the equity method. Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms.
New Valley recorded income of $4,126 and $4,704 for the three months ended June 30, 2005 and 2004, respectively, and income of $5,460 and $5,413 for the six months ended June 30, 2005 and 2004, respectively, associated with Douglas Elliman Realty. Summarized financial information for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004 for Douglas Elliman Realty is presented below.

	June 30, 2005	December 31, 2004
Cash	$17,902	$21,375
Other current assets	6,937	4,726
Property, plant and equipment, net	16,718	15,520
Trademarks	21,663	21,663
Goodwill	38,392	36,676
Other intangible assets, net	2,750	2,748
Other noncurrent assets	724	1,112
Notes payable – current	4,570	4,998
Other current liabilities	17,860	18,264
Notes payable – long term	60,600	66,710
Other long-term liabilities	2,070	3,125
Members’ equity	19,986	10,723

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	$90,167	$79,880	$161,569	$133,400
Costs and expenses	79,437	68,528	145,762	118,300
Depreciation expense	1,202	1,053	2,328	2,149
Amortization expense	183	151	367	450
Interest expense, net	1,526	1,410	3,074	2,853
Income tax expense	193	—	374	—

Net income	$7,626	$8,738	$9,664	$9,648

Hawaiian Hotel. New Valley recorded a loss of $1,802 and $62 for the three months ended June 30, 2005 and 2004, respectively, and a loss of $3,442 and $125 for the six months ended June 30, 2005 and 2004, respectively, associated with Koa Investors. Summarized financial information for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004 for Koa Investors is presented below.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	June 30, 2005	December 31, 2004
Cash	$247	$2,062
Restricted assets	220	5,538
Other current assets	2,322	988
Property, plant and equipment, net	74,888	77,339
Deferred financing costs, net	1,333	1,724
Accounts payable and other current liabilities	7,963	11,064
Notes payable	61,131	60,356
Members’ equity	9,916	16,231

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	$5,223	$—	$10,753	$—
Costs and operating expenses	5,461	—	11,215	—
Management fees	304	125	334	250
Depreciation expense	1,333	—	2,652	—
Amortization expense	210	—	418	—
Interest expense, net	1,519	—	3,018	—

Net loss	$(3,604)	$(125)	$(6,884)	$(250)

Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.
In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley.
St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel in Washington, D.C. for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $1,377 in the project and had committed to make additional investments of up to $8,623 at June 30, 2005, of which $4,873 has been funded in the third quarter 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.
New Valley accounts for its interest in Hotel LLC under the equity method. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.
In the event that Hotel LLC makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 11% IRR, compounded quarterly. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 22% IRR. The Company is then entitled to 30% of subsequent

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
cash distributions until it has achieved an annual 32% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.
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
The note conversion transaction was approved by the LTS shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares. In the first quarter 2005, New Valley recorded a gain of $9,461 which represented the fair value of the converted shares as determined by an independent appraisal firm.
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
Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), the $5,000 of LTS’s notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $6,333 on the Company’s condensed consolidated balance sheet at June 30, 2005.
Share Repurchase. In October 1999, New Valley’s Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,895.
Restricted Share Award. On January 10, 2005, New Valley’s President and Chief Operating Officer, who also serves in the same positions with the Company, was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to New Valley’s 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event the President and Chief Operating Officer’s employment with New Valley is

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by him. Vector recorded deferred compensation of $8,875 ($3,152 net of income taxes and minority interests), representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. Vector recorded an expense of $620 ($220 net of income taxes and minority interests) associated with the grant in the second quarter of 2005, and an expense of $1,165 ($414 net of income taxes and minority interests) for the six months ended June 30, 2005. In addition, Vector recorded on the date of grant a decrease to its stockholders’ equity of $2,569, net of income taxes, associated with its decrease in ownership percentage of New Valley.
11. DISCONTINUED OPERATIONS
As discussed in Note 10, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three and six months ended June 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by discontinued operations.” The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.
Summarized operating results of the discontinued real estate leasing operations for the three and six months ended June, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	$—	$1,811	$924	$3,592
Expenses	—	1,194	515	2,373

Income from discontinued operations before income taxes and minority interests	—	617	409	1,219

Income tax expense from discontinued operations	—	335	223	653

Minority interests	—	149	104	299

Income from discontinued operations	$—	$133	$82	$267

The Company recorded a gain in connection with the sale of the office buildings of $2,952, net of minority interests ($3,725) and income taxes ($8,008), in the first quarter 2005.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
12. SEGMENT INFORMATION
The Company’s significant business segments for each of the three and six months ended June 30, 2005 and 2004 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s continuing operations before taxes and minority interests for the three and six months ended June 30, 2005 and 2004 follows:

			Vector		Real		Corporate
	Liggett		Tobacco		Estate		and Other	Total
Three Months Ended June 30, 2005:

Revenues	$110,229		$2,884		—		$—	$113,113
Operating income (loss)	34,345		(2,749)		—		(7,234)	24,362
Depreciation and amortization	2,160		168		—		550	2,878

Three Months Ended June 30, 2004:

Revenues	$115,551		$4,494		—		$—	$120,045
Operating income (loss)	25,368	(1)	(44,441	)(1)	—		(6,826)	(25,899	)(1)
Depreciation and amortization	2,013		543		—		975	3,531

Six Months Ended June 30, 2005:

Revenues	$211,864		$5,422		—		$—	$217,286
Operating income (loss)	66,215		(7,180)		—		(16,025)	43,010
Identifiable assets	267,492		8,350		—		251,632	527,474
Depreciation and amortization	3,977		396		—		1,113	5,486
Capital expenditures	4,083		12		—		410	4,505

Six Months Ended June 30, 2004:

Revenues	$237,772		$8,846		$—		$—	$246,618
Operating income (loss)	53,151	(2)	(53,147	)(2)	—		(13,062)	(13,058	)(2)
Identifiable assets	281,667		32,876		54,945	(3)	182,016	551,504
Depreciation and amortization	4,010		1,135		—		1,911	7,056
Capital expenditures	1,097		35		—		—	1,132

(1) Includes restructuring and impairment charges of $1,963 at Liggett and $396 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(2) Includes restructuring and impairment charges of $2,352 at Liggett and $660 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(3) Identifiable assets in the real estate segment relate to discontinued operations.

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
     All of Liggett’s unit volume in 2004 and the first half of 2005 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions. Effective February 1, 2004,

     Liggett reduced the list prices for EVE and JADE from the premium price level to the deep discount level for JADE and the branded discount level for EVE.
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
     In 1999, Liggett introduced LIGGETT SELECT, one of the fastest growing brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 48.9% of Liggett’s unit volume in the first six months of 2005 and 55.8% of Liggett’s unit volume in 2004.
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
     In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. Management believes these results show real promise for the QUEST technology as a smoking cessation aid. We have received guidance from the Food and Drug Administration as to the additional clinical research and regulatory filings necessary to market QUEST as a smoking cessation product. We are currently conducting a multi-centered clinical trial with QUEST cigarettes, which should be completed by the end of the first quarter of 2006. Management believes that obtaining the Food and Drug Administration’s approval to market QUEST as a smoking cessation product will be an important factor in the long-term commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
Recent Developments
     Lawsuit Settlement. In March 2005, we, along with New Valley and its directors, settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration to purchase our BrookeMil Ltd. subsidiary in 1997. For additional information concerning the suit, see Note 7 to our consolidated financial statements. The defendants did not admit any wrongdoing as part of the settlement, which was approved by the court in June 2005.

Under the agreement, we paid New Valley $7,000 in July 2005, and New Valley paid legal fees and expenses of $2,150. We recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement.
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
     Ladenburg Distribution. In March 2005, New Valley converted a convertible note of Ladenburg Thalmann Financial Services Inc. into 19,876,358 shares of Ladenburg common stock and purchased 11,111,111 Ladenburg shares for $5,000. In the first quarter 2005, New Valley recorded a gain of $9,461 which represented the fair value of the converted shares as determined by an independent appraisal firm. On March 30, 2005, New Valley distributed the 19,876,358 shares of Ladenburg common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, we distributed the 10,947,448 shares of Ladenburg common stock that we received from New Valley to the holders of our common stock as a special distribution. New Valley stockholders of record on March 18, 2005 received 0.852 of a Ladenburg share for each share of New Valley, and our stockholders of record on that date received 0.24 of a Ladenburg share for each share of ours.
     Tobacco Quota Elimination. In October 2004, federal legislation was enacted which will eliminate the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $20,000 for the first year of the program which began January 1, 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
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
     Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $124,000, including interest, net of tax benefits, through June 30, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of June 30, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
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
     Tobacco Settlement Agreements. Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $2,400 per year for the period 2001 through 2004, or a total of approximately $9,500, and require Liggett to pay an additional amount of approximately $2,400 per year in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible and has objected to the change. Liggett intends to challenge it by way of arbitration or court proceeding if it is ultimately implemented.
     On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686. The $9,304 paid into the disputed payments account represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers. At June 30, 2005, included in “Other current assets” on our balance sheet was a receivable of $6,578 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. On May 31, 2005, New York State filed a motion on behalf of the Settling States in New York state court seeking to compel Liggett and the other Subsequent Participating Manufacturers that paid into the disputed payments account to release to the Settling States the amounts paid into such account. The Settling States contend that Liggett had no right under the Master Settlement Agreement and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the Settling States of the $9,304 it had paid into the account.
     In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nations provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett has met with representatives of the three states to discuss the issues relating to the alleged defaults. No resolution has been reached. Liggett anticipates additional discussions with the representatives of the three states in an effort to resolve these issues.
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
Recent Developments in Legislation, Regulation and Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 2005, there were approximately 361 individual suits, 11 purported class actions and 9 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. The government has petitioned the United States Supreme Court to review this decision. Trial of the case concluded on June 15, 2005. The judge has directed the parties to file various post-trial submissions between August 8, 2005 and October 9, 2005. In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
     There are six individual smoking-related actions where Liggett is the only defendant, with trial in one of these cases currently scheduled for October 2005 and trial in another scheduled for November 2005. In April 2004, in one of these cases, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. In July 2005, the court denied the plaintiff’s post-trial motion seeking a new trial. The plaintiff may appeal. In March 2005, in another case in Florida state court where Liggett is the only defendant, the court granted

Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed.
     In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect under the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which is subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     Settlement Agreements. As discussed in Note 7 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $7,015 for the six months ended June 30, 2005 and $8,391 for the six months ended June 30, 2004. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. (In December 2004 and during the first half of 2005, we issued additional notes on the same terms.) This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At the initial issuance of the notes in November 2004, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At June 30, 2005, with the issuance of

$46,364 of additional notes, the derivative liability was estimated at $41,325. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense.
     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at June 30, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At June 30, 2005, approximately $1,398 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
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
Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley’s common shares was 55.1% at June 30, 2005.
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the six months ended June 30, 2005 and 2004 were Liggett and Vector

Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended			Six Months Ended
	June 30,	June 30		June 30,	June 30,
	2005	2004		2005	2004
Revenues:
Liggett	$110,229	$115,551		$211,864	$237,772
Vector Tobacco	2,884	4,494		5,422	8,846

Total revenues	$113,113	$120,045		$217,286	$246,618

Operating income (loss):
Liggett	$34,345	$25,368	(1)	$66,215	$53,151	(2)
Vector Tobacco	(2,749)	(44,441	)(1)	(7,180)	(53,147	)(2)

Total tobacco	31,596	(19,073)		59,035	4

Corporate and other	(7,234)	(6,826)		(16,025)	(13,062)

Total operating income (loss)	$24,362	$(25,899	)(1)	$43,010	$(13,058	)(2)

(1) Includes restructuring and impairment charges of $1,963 at Liggett and $396 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(2) Includes restructuring and impairment charges of $2,352 at Liggett and $660 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues. Total revenues were $113,113 for the three months ended June 30, 2005 compared to $120,045 for the three months ended June 30, 2004. This $6,932 (5.8%) decrease in revenues was due to a $5,322 (4.6%) decrease in revenues at Liggett and a $1,610 (35.8%) decrease in revenues at Vector Tobacco.
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
     All of Liggett’s sales for the first half of 2005 were in the discount category. For the three months ended June 30, 2005, net sales at Liggett totaled $110,229, compared to $115,551 for the three months ended June 30, 2004. Revenues decreased by 4.6% ($5,322) due to a 15.7% decrease in sales volume (approximately 345.3 million units) accounting for $18,089 in unfavorable volume variance, partially offset by a combination of list price increases and reduced promotional spending of $12,760 and a favorable sales mix of $7. Net revenues of the LIGGETT SELECT brand decreased $5,503 in the second quarter of 2005 compared to the second quarter of 2004, and its unit volume decreased 25.0% in the 2005 period compared to 2004. Unit sales volume was adversely affected by delays in implementing the strategic changes in distribution associated with the restructuring at Liggett Vector Brands in the fourth quarter of 2004, and the affect of large industry-wide wholesale purchases at year end 2004 in response to, and in anticipation of, competitors’ pricing actions associated with the tobacco quota buyout.
     Revenues at Vector Tobacco for the three months ended June 30, 2005 were $2,884 compared to $4,494 for the three months ended June 30, 2004 due to decreased sales volume. Vector Tobacco’s sales in both periods related primarily to sales of QUEST. Given market place conditions, and the results we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand.
     Tobacco Gross Profit. Tobacco gross profit was $47,212 for the three months ended June 30, 2005 compared to $50,217 for the three months ended June 30, 2004, excluding the inventory write-off of $37,000 taken by Vector Tobacco in the second quarter of 2004 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product. This represented a decrease of $3,005 or 6.0% when compared to the same period last year, due to the reduced sales volume. Liggett’s brands contributed 97.7% to our gross profit, and Vector Tobacco contributed 2.3% for the three months ended June 30, 2005. Over the same period in 2004, Liggett brands contributed 96.7% to our gross profit and Vector Tobacco contributed 3.3%.
     Liggett’s gross profit of $46,127 for the three months ended June 30, 2005 decreased $2,441 from gross profit of $48,568 for the three months ended June 30, 2004. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 62.5% for the three months ended June 30, 2005 compared to 67.3% for the same period in 2004. This decrease in Liggett’s gross profit in the 2005 period was attributable to higher Master Settlement Agreement costs and tobacco quota buyout costs, partially offset by increased prices discussed above.
     Vector Tobacco had gross profit of $1,085 for the three months ended June 30, 2005 compared to gross profit, excluding the inventory write-off, of $1,649 for the same period in 2004. This decrease was due primarily to reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $22,850 for the three months ended June 30, 2005 compared to $36,757, net of restructuring charges, for the same period last year, a decrease of $13,907 or 37.8%. In the 2004 period, these expenses are net of restructuring charges of $1,963 at Liggett and $396 at Vector Tobacco. Expenses at Liggett were $11,649 for the three months ended June 30, 2005 compared to $21,086 for the same period in the prior year, a decrease of $9,437 or 44.8%. The decrease in expense for the three months ended June 30, 2005 was due primarily to the reduced sales force resulting from the 2004 restructuring. Liggett’s product liability legal expenses and other litigation costs were $1,221 for the three months ended June 30, 2005 compared to $990 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended June 30, 2005 were $3,834 compared to expenses of $8,695 for the three months ended June 30, 2004, a decrease of $4,861, due primarily to the sale of the Timberlake facility in 2004 and the reduction in headcount in the fourth quarter of 2004.
     Restructuring and impairment charges for the three months ended June 30, 2004 were $2,359 and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands’ New York office space.
     For the three months ended June 30, 2005, Liggett’s operating income increased to $34,345 compared to $25,368 for the same period in 2004 due primarily to the reduced operating, selling, general and administrative expenses offset by the impact of the lower sales volume.

Vector Tobacco’s operating loss was $2,749 for the three months ended June 30, 2005 compared to a loss of $44,441 for the same period in 2004. Liggett’s operating income for the 2004 period included restructuring charges of $1,963, and Vector Tobacco’s operating loss included the non-cash inventory charge of $37,000 and restructuring charges of $396.
     Other Income (Expenses). For the three months ended June 30, 2005, other income (expenses) was an expense of $5,696 compared to other income of $4,333 for the three months ended June 30, 2004. For the three months ended June 30, 2005, interest and dividend income of $1,170 and equity income from non-consolidated New Valley real estate businesses of $2,324 were offset by interest expense of $9,242. The equity income resulted from income of $4,126 related to New Valley’s investment in Douglas Elliman Realty, LLC offset by losses at New Valley of $1,802 related to its investment in Koa Investors, LLC, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii. For the three months ended June 30, 2004, interest and dividend income of $531, a gain on sale of investments of $5,335 and equity income from non-consolidated New Valley real estate businesses of $4,642 were offset by interest expense of $6,171.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests for the three months ended June 30, 2005 was $18,666 compared to a loss of $21,566 for the three months ended June 30, 2004. The income tax provision was $9,077 and minority interests in loss of subsidiaries was $392 for the three months ended June 30, 2005. This compared to a tax benefit of $7,516 and minority interests in income of subsidiaries of $2,985 for the three months ended June 30, 2004. Our income tax rate for the three months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes. Our tax rate for the three months ended June 30, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues. Total revenues were $217,286 for the six months ended June 30, 2005 compared to $246,618 for the six months ended June 30, 2004. This $29,332 (11.9%) decrease in revenues was due to a $25,908 (10.9%) decrease in revenues at Liggett and a decrease of $3,424 (38.7%) in revenues at Vector Tobacco.
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
     All of Liggett’s sales for the first half of 2004 and 2005 were in the discount category. For the six months ended June 30, 2005, net sales at Liggett totaled $211,864, compared to $237,772 for the first half of 2004. Revenues decreased by 10.9% ($25,908) due to a 22.0% decrease in unit sales volume (approximately 995.2 million units) accounting for $52,260 in unfavorable volume variance and $220 in unfavorable sales mix, partially offset by a combination of list price increases and reduced promotional spending of $26,572. Net revenues of the LIGGETT SELECT brand decreased $18,773 for the six months ended June 30, 2005 compared to the same period in 2004, and its unit volume decreased 29.2% in the 2005 period compared to 2004. Unit sales volume was adversely affected by delays in implementing the strategic changes in distribution associated with the restructuring at Liggett Vector Brands in the fourth quarter of 2004, and the affect of large industry-wide wholesale purchases at year end 2004 in response to, and in anticipation of, competitors’ pricing actions associated with the tobacco quota buyout.
     Revenues at Vector Tobacco were $5,422 for the six months ended June 30, 2005 compared to $8,846 for the six months ended June 30, 2004 due to decreased sales volume. Vector Tobacco’s revenues in 2005 and 2004 related primarily to sales of QUEST. Given market place conditions, and the results we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand.
     Tobacco Gross Profit. Tobacco gross profit was $92,386 for the six months ended June 30, 2005 compared to $102,690 for the six months ended June 30, 2004, excluding the inventory write-off of $37,000 taken by Vector Tobacco in the second quarter of 2004 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product. This represented a decrease of $10,304 or 10.0% when compared to the same period last year, due primarily to the reduced sales volume. Liggett’s brands contributed 97.9% to our gross profit and Vector Tobacco contributed 2.1% for the six months ended June 30, 2005. Over the same period in 2004, Liggett’s brands contributed 96.4% to tobacco gross profit and Vector Tobacco contributed 3.6%.
     Liggett’s gross profit of $90,485 for the six months ended June 30, 2005 decreased $8,542 from gross profit of $99,027 for the six months ended June 30, 2004. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 63.5% for the six months ended June 30, 2005 compared to 66.6% for the same period in 2004. This decrease in Liggett’s gross profit in the 2005 period was attributable to higher Master Settlement Agreement costs and tobacco quota buyout costs, partially offset by increased prices discussed above.
     Vector Tobacco’s gross profit was $1,901 for the six months ended June 30, 2005 compared to gross profit, excluding the inventory write-down, of $3,663 for the same period in 2004. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $49,376 for the six months ended June 30, 2005 compared to $75,736, net of restructuring charges, for the same period last year, a decrease of $26,360, or 34.8%. In 2004, these expenses are net of restructuring charges of $2,352 at Liggett and $660 at Vector Tobacco. Expenses at Liggett were $24,271 for the six months ended June 30, 2005 compared to $43,222 for the same period last year, a decrease of $18,951 or 43.8%. The decrease in expense for the six months ended June 30, 2005 was due primarily to the reduced sales force resulting from the 2004 restructuring. Liggett’s product liability legal expenses and other litigation costs of $2,451 for the six months ended June 30, 2005 compared to $2,553 for the same period in the prior year. Expenses at Vector Tobacco for the six months ended June 30, 2005 were $9,081 compared to expenses of $19,151 for the six months ended June 30, 2004 due to the sale of the Timberlake facility in 2004 and the reduction in headcount in the fourth quarter of 2004.
     Restructuring and impairment charges for the six months ended June 30, 2004 were $3,012 and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands’ New York office space.
     For the six months ended June 30, 2005, Liggett’s operating income increased to $66,215 compared to $53,151 for the prior year period. For the six months ended June 30, 2005, Vector Tobacco’s operating loss was $7,180 compared to a loss of $53,147 in the prior year period. Liggett’s operating income for the 2004 period included restructuring charges of $2,352, and Vector Tobacco’s operating loss for the 2004 period included the non-cash inventory charge of $37,000 and restructuring charges of $660.

     Other Income (Expenses). For the six months ended June 30, 2005, other income (expenses) was a loss of $1,348 compared to a loss of $181 for the six months ended June 30, 2004. For the six months ended June 30, 2005, interest expense of $15,889 and equity loss in operations of LTS of $299 were partially offset by a gain from conversion of the LTS notes of $9,461, equity income from non-consolidated real estate businesses of $2,018, interest and dividend income of $1,880 and a net gain on sale of investments of $1,425. The equity income resulted from $5,460 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $3,442 related to its investment in Koa Investors. For the six months ended June 30, 2004, interest expense of $12,272 was partially offset by interest and dividend income of $1,226, a gain on investments of $5,586 and equity income from non-consolidated New Valley real estate businesses of $5,288.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests for the six months ended June 30, 2005 was $41,662 compared to a loss of $13,239 for the six months ended June 30, 2004. The income tax provision was $21,781 and minority interests in income of subsidiaries was $1,624 for the six months ended June 30, 2005. This compared to a tax benefit of $3,146 and minority interests in income of subsidiaries of $2,449 for the six months ended June 30, 2004. Our income tax rate for the six months ended June 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley. Our tax rate for the six months ended June 30, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
Discontinued Operations
     In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three and six months ended June 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by discontinued operations.” The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.

     Summarized operating results of the discontinued real estate leasing operations for the three and six months ended June 30, 2005 and June 30, 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	$—	$1,811	$924	$3,592

Expenses	—	1,194	515	2,373

Income from discontinued operations before income taxes and minority interests	—	617	409	1,219

Income tax expense from discontinued operations	—	335	223	653

Minority interests	—	149	104	299

Income from discontinued operations	$—	$133	$82	$267

     The Company recorded a gain in connection with the sale of the office buildings of $2,952, net of minority interests ($3,725) and income taxes ($8,008) in the first quarter 2005.
Liquidity and Capital Resources
     Net cash and cash equivalents increased $53,485 for the six months ended June 30, 2005 and increased $5,589 for the six months ended June 30, 2004.
     Net cash provided by operations for the six months ended June 30, 2005 was $21,243 compared to net cash used in operations of $19,212 for the comparable period of 2004. Cash provided by operations for the 2005 period resulted primarily from the operating income of $43,010 with cash used in operations for the 2004 period resulting primarily from an operating loss of $13,058. Cash in the 2005 period was also provided by depreciation and amortization, and non-cash interest expense partially offset by a gain on conversion of the LTS notes, decrease in current liabilities and an increase in receivables. The operating loss in 2004 was offset primarily by the non-cash charge on the inventory write-down at Vector Tobacco and depreciation and amortization expense.
     Cash used in investing activities was $7,674 for the six months ended June 30, 2005 compared to cash provided of $47,615 for the 2004 period. In the 2005 period, cash was used primarily for capital expenditures of $4,505, purchase of investment securities of $6,497 and investment in non-consolidated real estate businesses at New Valley of $1,377 offset by the sale or maturity of investment securities of $5,844. In the six months ended June 30, 2004, cash was provided primarily through the sale or maturity of investment securities for $63,108 offset by the purchase of investment securities for $12,253, investment in non-consolidated real estate businesses at New Valley of $2,500 and capital expenditures of $1,132.
     Cash provided by financing activities was $11,482 for the six months ended June 30, 2005 compared to cash used of $22,814 for the 2004 period. In the 2005 period, cash was provided by proceeds from debt of $47,059 and proceeds from the exercise of options of $2,546 partially offset by distributions on common stock of $33,525. In the six months ended June 30, 2004, cash was used for dividends of $31,495 and repayments of debt of $7,063. These were offset by net borrowings under the revolver of $14,020 and proceeds from the exercise of options of $1,724.

     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. A total of $23 was outstanding under the facility at June 30, 2005. Availability as determined under the facility was approximately $30,932 based on eligible collateral at June 30, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At June 30, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $65,996 and net working capital was $36,006, as computed in accordance with the agreement.
     100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,946 outstanding as of June 30, 2005 under Liggett’s credit facility. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,099. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
     In March 2000, Liggett purchased equipment for $1,000 through the issuance of a note, payable in 60 monthly installments of $21 with an effective annual interest rate of 10.14%. In April 2000, Liggett purchased equipment for $1,071 through the issuance of notes, payable in 60 monthly installments through April 2005 of $22 with an effective interest rate of 10.20%. The notes were paid in full during the first half of 2005.
     Beginning in October 2001, Liggett upgraded the efficiency of its manufacturing operation at Mebane with the addition of four new state-of-the-art cigarette makers and packers, as well as related equipment. The total cost of these upgrades was approximately $20,000. Liggett took delivery of the first two of the new lines in the fourth quarter of 2001 and financed the purchase price of $6,404 through the issuance of notes, guaranteed by us and payable in 60 monthly installments of $106 with interest calculated at the prime rate. In March 2002, the third line was delivered, and the purchase price of $3,023 was financed through the issuance of a note, payable in 30 monthly installments of $62 and then 30 monthly installments of $51 with an interest rate of LIBOR plus 2.8%. In May 2002, the fourth line was delivered, and Liggett financed the purchase price of $2,871 through the issuance of a note, payable in 30 monthly installments of $59 and then 30 monthly installments of $48 with an interest rate of LIBOR plus 2.8%. In September 2002, Liggett purchased additional equipment for $1,573 through the issuance of a note guaranteed by us, payable in 60 monthly installments of $26 plus interest rate calculated at LIBOR plus 4.31%. Each of these equipment loans is collateralized by the purchased equipment.
     During 2003, Liggett leased two 100 millimeter box packers, which will allow Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4,500.
     In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at June 30, 2005 of approximately $2,212. The option agreement, as amended, permits the purchaser to acquire the property during the period expiring October 31, 2005, at a purchase price of $15,250. At June 30, 2005, Liggett has received nonrefundable option fees of $1,500, creditable against the purchase price. The purchaser is currently seeking financing for the transaction, and there can be no assurance the sale of the property will occur.
     Liggett (and, in certain cases, Brooke Group Holding, our predecessor and a wholly-owned subsidiary of VGR Holding) and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Brooke Group Holding and Liggett have a number of valid defenses to claims asserted against them. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,096, based on current interest rates.
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
     Vector. We believe that we will continue to meet our liquidity requirements through 2005. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $23,100, dividends on our outstanding shares (currently at an annual rate of approximately $69,600) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
     In November 2004, we sold $65,500 of our 5% variable interest senior convertible notes due November 15, 2011 in a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The buyers of the notes had the right, for a 120-day period ending March 18, 2005, to purchase an additional $16,375 of the notes. At December 31, 2004, buyers had exercised their rights to purchase an additional $1,405 of the notes, and the remaining $14,959 principal amount of notes were purchased during the first quarter of 2005. In April 2005, we issued an additional $30,000 principal amount of 5% variable interest senior convertible notes due November 15, 2011 in a separate private offering to qualified institutional investors in accordance with Rule 144A. These notes, which were issued under a new indenture at a net price of 103.5%, were on the same terms as the $81,864 principal amount of notes previously issued in connection with the November 2004 placement.
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
     In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $23.63 at June 30, 2005, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and in October 2004, $8 of the notes were converted. A total of $132,492 principal amount of the notes were outstanding at June 30, 2005.
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of June 30, 2005, our deferred income tax liabilities exceeded our deferred income tax assets by $129,514. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
     In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $124,000, including interest, net of tax benefits, through June 30, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of June 30, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.

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
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2005, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at June 30, 2005.
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2005.
     At June 30, 2005, we had outstanding approximately, $3,624 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.
     As of June 30, 2005, approximately $22,657 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2005, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $208.
     We held investment securities available for sale totaling $19,681 at June 30, 2005. Adverse market conditions could have a significant effect on the value of these investments.
     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which reflect our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, we have identified under “Risk Factors” in Item 1 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of us.
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
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2005 annual meeting of stockholders on May 23, 2005. There were 41,837,553 shares of our common stock entitled to be voted on the April 19, 2005 record date for the meeting. The matter submitted to our stockholders for a vote at the annual meeting was to elect the following seven director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such matter were as follows:
Election of Directors:

Nominee	For	Withheld
Bennett S. LeBow	39,665,413	140,453
Howard M. Lorber	38,960,238	845,628
Ronald J. Bernstein	39,697,322	108,544
Henry C. Beinstein	39,665,713	140,153
Robert J. Eide	39,645,847	160,019
Jeffrey S. Podell	39,727,688	78,178
Jean E. Sharpe	39,688,611	117,255
Based on these voting results, each of the directors nominated was elected.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD. (Registrant)
By:	/s/ Joselynn D. Van Siclen
Joselynn D. Van Siclen
Vice President and Chief Financial Officer

Date: August 9, 2005