Form 10-Q
period 2005-09-30
VECTOR GROUP LTD
filed 2005-11-09
CIK 59440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-5759 Commission File Number	65-0949535 (I.R.S. Employer Identification No.)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. ☑ Yes ☐ No
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☑ Yes ☐ No
     At November 8, 2005, Vector Group Ltd. had 44,592,890 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30,	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$158,964	$110,004
Investment securities available for sale	19,672	14,927
Accounts receivable — trade	22,373	2,464
Other receivables	502	653
Inventories	76,602	78,941
Restricted assets	—	606
Deferred income taxes	3,486	22,695
Other current assets	9,140	11,834

Total current assets	290,739	242,124

Property, plant and equipment, net	62,615	65,357
Assets held for sale	2,212	54,077
Long-term investments, net	2,540	2,410
Investments in non-consolidated real estate businesses	33,441	27,160
Restricted assets	5,082	4,374
Deferred income taxes	17,937	18,119
Intangible asset	107,511	107,511
Other assets	14,330	14,763

Total assets	$536,407	$535,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:
Current portion of notes payable and long-term debt	$16,955	$6,043
Accounts payable	9,161	10,549
Accrued promotional expenses	15,442	17,579
Accrued taxes payable, net	31,084	28,859
Settlement accruals	14,130	28,200
Tobacco quota buyout	9,975	—
Deferred income taxes	3,731	4,175
Accrued interest	3,643	4,931
Other accrued liabilities	18,555	19,499

Total current liabilities	122,676	119,835

Notes payable, long-term debt and other obligations, less current portion	237,772	254,603
Fair value of derivatives embedded within convertible debt	40,194	25,686
Noncurrent employee benefits	17,760	15,727
Deferred income taxes	150,332	146,284
Other liabilities	5,328	5,134
Minority interests	58,590	53,429

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 48,160,679 and 45,163,386 shares and outstanding 44,592,890 and 41,773,591 shares	4,459	4,177
Additional paid-in capital	30,029	61,468
Unearned compensation	(10,100)	(656)
Deficit	(93,175)	(123,231)
Accumulated other comprehensive loss	(11,138)	(10,409)
Less: 3,567,789 and 3,389,795 shares of common stock in treasury, at cost	(16,320)	(16,152)

Total stockholders’ equity (deficit)	(96,245)	(84,803)

Total liabilities and stockholders’ equity (deficit)	$536,407	$535,895

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues*	$124,965	$124,251	$342,251	$370,869

Expenses:
Cost of goods sold (including inventory impairment of $0, $0, $0 and $37,000)*	77,880	71,117	202,780	252,045
Operating, selling, administrative and general expenses	27,109	31,887	76,485	107,623
Restructuring and impairment charges	—	4,532	—	7,544

Operating income	19,976	16,715	62,986	3,657

Other income (expenses):
Interest and dividend income	1,380	322	3,260	1,548
Interest expense	(8,266)	(6,378)	(24,155)	(18,650)
Gain on sale of investments, net	8	302	1,433	5,888
Gain from conversion of LTS notes	—	—	9,461	—
Equity loss on operations of LTS	—	—	(299)	—
Equity income from non-consolidated New Valley real estate businesses	4,184	4,539	6,202	9,827
Other, net	13	(1)	69	(10)

Income from operations before income taxes and minority interests	17,295	15,499	58,957	2,260
Income tax expense	7,541	6,708	29,322	3,562
Minority interests	(779)	(837)	(2,403)	(3,286)

Income (loss) from continuing operations	8,975	7,954	27,232	(4,588)

Discontinued operations:
Income from discontinued operations, net of minority interests and taxes	—	112	82	379
Gain on disposal of discontinued operations, net of minority interests and taxes	—	—	2,952	—

Gain from discontinued operations	—	112	3,034	379

Net income (loss)	$8,975	$8,066	$30,266	$(4,209)

Per basic common share:

Income (loss) from continuing operations	$0.20	$0.18	$0.62	$(0.11)

Income from discontinued operations	$—	$—	$0.07	$0.01

Net income (loss) applicable to common shares	$0.20	$0.18	$0.69	$(0.10)

Per diluted common share:

Income (loss) from continuing operations	$0.19	$0.17	$0.59	$(0.11)

Income from discontinued operations	$—	$—	$0.07	$0.01

Net income (loss) applicable to common shares	$0.19	$0.17	$0.66	$(0.10)

Cash distributions declared per share	$0.38	$0.36	$1.14	$1.08

*	Revenues and Cost of goods sold include excise taxes of $42,413, $42,626, $112,856 and $132,729, respectively.
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Unearned		Treasury	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Stock	Loss	Total
Balance, December 31, 2004	41,773,591	$4,177	$61,468	$(656)	$(123,231)	$(16,152)	$(10,409)	$(84,803)
Net income	—	—	—	—	30,266	—	—	30,266
Foreign currency adjustments, net	—	—	—	—	—	—	(543)	(543)
Unrealized loss on investment securities, net	—	—	—	—	—	—	(186)	(186)

Total other comprehensive loss	—	—	—	—	—	—	—	(729)

Total comprehensive income	—	—	—	—	—	—	—	29,537

Distributions on common stock	—	—	(53,312)	—	—	—	—	(53,312)
Effect of stock dividend	2,099,452	210	—	—	(210)	—	—	—
Impact of restricted stock grant	500,000	50	9,634	(9,634)	—	—	—	50
Exercise of options	219,847	22	2,924	—	—	(168)	—	2,778
Effect of New Valley restricted stock transactions, net	—	—	596	—	—	—	—	596
Amortization of deferred compensation, net	—	—	—	190	—	—	—	190
Tax benefit of options exercised	—	—	330	—	—	—	—	330
Beneficial conversion feature of notes payable	—	—	8,450	—	—	—	—	8,450
Other	—	—	(61)	—	—	—	—	(61)

Balance, September 30, 2005	44,592,890	$4,459	$30,029	$(10,100)	$(93,175)	$(16,320)	$(11,138)	$(96,245)

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2004
Net cash provided by (used in) operating activities:	$27,401	$(6,194)

Cash flows from investing activities:
Proceeds from sales of assets, net	—	25,821
Sale or maturity of investment securities	3,268	65,454
Purchase of investment securities	(500)	(10,747)
Sale of long-term investments	—	243
Purchase of long-term investments	(128)	—
Investments in non-consolidated real estate businesses	(6,250)	(2,500)
Distributions from non-consolidated real estate businesses	5,500	—
(Increase) decrease in restricted assets	(842)	1,832
New Valley repurchase of common shares	—	(202)
Issuance of LTS common stock	(1,500)	—
Issuance of LTS notes	(1,750)	—
Capital expenditures	(5,164)	(3,005)

Net cash (used in) provided by investing activities	(7,366)	76,896

Cash flows from financing activities:
Proceeds from debt	44,959	—
Repayments of debt	(3,542)	(20,246)
Borrowings under revolver	328,086	411,150
Repayments on revolver	(319,359)	(395,660)
Distributions on common stock	(50,326)	(47,397)
Issuance of restricted stock	63	—
Proceeds from exercise of options	2,778	2,868
Issuance of note receivable	—	(500)
Deferred financing charges	(2,168)	(208)

Net cash provided by (used in) financing activities	491	(49,993)

Net cash provided by discontinued operations	28,434	1,983

Net increase in cash and cash equivalents	48,960	22,692
Cash and cash equivalents, beginning of period	110,004	74,808

Cash and cash equivalents, end of period	$158,964	$97,500

The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation:
The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding Inc. (“VGR Holding”), Liggett Group Inc. (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley Corporation (“New Valley”) and other less significant subsidiaries. The Company owned 57.7% of the common shares of New Valley at September 30, 2005. (See Note 11.) All significant intercompany balances and transactions have been eliminated.
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
Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year’s presentation, including reflecting stock dividends at par value when paid in a deficit position in common stock rather than at fair value in additional paid-in capital. Accordingly, the Company decreased its December 31, 2004 additional paid-in capital by $180,307 to $61,468 from $241,775 and decreased the deficit in like amount. The Company decreased its December 31, 2003 additional paid-in capital by $150,838 to $100,401 from $251,239 and decreased the deficit in like amount. The Company decreased its December 2002 additional paid-in capital by $122,753 from $279,305 to $156,552 and decreased the deficit in like amount. These changes in classification do not affect assets, liabilities or stockholders’ equity.
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
Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2004 and September 29, 2005. In connection with the 5% stock dividends, the Company increased

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All share amounts have been presented as if the stock dividends had occurred on January 1, 2004.
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options and restricted stock grants. Basic and diluted EPS were calculated using the following shares for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average shares for basic EPS	44,095,747	43,752,583	43,989,435	43,352,166
Plus incremental shares related to stock options	2,429,573	1,720,179	2,118,392	—

Weighted-average shares for diluted EPS	46,525,320	45,472,762	46,107,827	43,352,166

The Company had a net loss for the nine months ended September 30, 2004. Therefore, the effect of the common stock equivalents and convertible securities was excluded from the computation of diluted net loss per share since the effect is antidilutive. Potentially dilutive shares that were not included in the diluted loss per share calculations were 1,933,239 for the nine months ended September 30, 2004 which shares were issuable upon the exercise of stock options or conversion of debt, assuming the treasury stock method.
(d)	Comprehensive Income (Loss):
Other comprehensive income (loss) is a component of stockholders’ equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts and minimum pension liability adjustments. Total comprehensive income was $29,426 for the nine months ended September 30, 2005 and total comprehensive loss was $5,665 for the nine months ended September 30, 2004.
(e)	Financial Instruments:
The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. The fair value of the hedge at September 30, 2005 was a liability of approximately $775. The Company did not have any open forward foreign exchange contracts at December 31, 2004.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
(f)	Change in Stock Ownership of Subsidiary:
The Company recognizes changes in its ownership percentage in a subsidiary caused by issuances of a subsidiary’s stock as an adjustment to additional paid-in capital and unearned compensation. During the nine month period ended September 30, 2005, the Company recorded a net decrease to its stockholders’ equity of $596, net of taxes, in connection with the decrease in the Company’s ownership of New Valley from 58.2% to 57.7%.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for the Company for new arrangements entered into after April 2, 2006. The Company does not expect the adoption of EITF No. 04-13 to have a material impact on its financial position, results of operations or cash flows.
In September 2005, the EITF reached a consensus on Issue 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” The issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements back to the issuance of the convertible debt. The requirement to restate applies even if the convertible debt has been repaid or converted and no longer exists. The Company has not completed its assessment of the impact of this issue.
2.	RESTRUCTURING
Liggett Vector Brands Restructurings. During April 2004, Liggett Vector Brands adopted a restructuring plan in its continuing effort to adjust the cost structure of the Company’s tobacco business and improve operating efficiency. As part of the plan, Liggett Vector Brands eliminated 83 positions and consolidated operations, subletting its New York office space and relocating several employees. As a result of these actions, the Company recognized pre-tax restructuring charges of $2,791 in the first half of 2004, including $824 relating to employee severance and benefit costs and $1,967 for contract termination and other associated costs. Approximately $518 of these charges represent non-cash items. A reduction in contract termination and exit costs of $71 related to the above restructuring was recognized in the third quarter of 2004.
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
The Company recognized pre-tax restructuring charges of $10,583 in 2004, with approximately $5,659 of the charges related to employee severance and benefit costs and approximately $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges represented non-cash items. Approximately $4,428 was recognized in the third quarter of 2004. Additionally, the Company incurred other charges in 2004 for various compensation and related payments to employees which are related to the restructuring. These charges of $1,670 were included in selling, general and administrative expenses.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the nine months ended September 30, 2005 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total
Balance, December 31, 2004	$3,614	$186	$3,285	$7,085

Utilized	(2,561)	(113)	(1,682)	(4,356)

Balance, September 30, 2005	$1,053	$73	$1,603	$2,729

Timberlake Restructuring. In October 2003, the Company announced that it would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, was moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina. As a result of these actions, the Company recognized restructuring and impairment charges of $21,696, of which $21,300 was recognized in 2003. Charges of $221 and $175 were taken in the first and third quarters of 2004, respectively.
The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility for the nine months ended September 30, 2005 are as follows:

	Employee	Contract
	Severance	Termination/
	and Benefits	Exit Costs	Total
Balance, December 31, 2004	$467	$52	$519
Change in estimate	(22)	22	—
Utilized	(227)	(74)	(301)

Balance, September 30, 2005	$218	$—	$218

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
3.	INVENTORIES
     Inventories consist of:

	September 30,	December 31,
	2005	2004
Leaf tobacco	$34,685	$35,416
Other raw materials	2,989	3,400
Work-in-process	1,976	1,610
Finished goods	40,995	42,003

Inventories at current cost	80,645	82,429
LIFO adjustments	(4,043)	(3,488)

	$76,602	$78,941

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At September 30, 2005, Liggett had leaf tobacco purchase commitments of approximately $5,125. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.
Included in the above table was approximately $1,309 at September 30, 2005 and $1,595 at December 31, 2004 of leaf inventory associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimated future demand and market conditions.
LIFO inventories represent approximately 93% and 85% of total inventories at September 30, 2005 and December 31, 2004, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of:

	September 30,	December 31,
	2005	2004
Land and improvements	$1,418	$1,418
Buildings	13,792	13,431
Machinery and equipment	97,343	93,700
Leasehold improvements	2,432	3,045
Construction-in-progress	2,607	3,240

	117,592	114,834
Less accumulated depreciation	(54,977)	(49,477)

	$62,615	$65,357

Depreciation and amortization expense for the three and nine months ended September 30, 2005 was $2,737 and $8,281, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2004 was $2,877 and $9,287, respectively. Future machinery and equipment purchase commitments at Liggett were $9,463 at September 30, 2005.
In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 5 and 12). The buildings were classified as assets held for sale on the balance sheet at December 31, 2004.
In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at September 30, 2005 of approximately $2,212. The option agreement, as amended in October 2005, permits the purchaser to acquire the property during the period expiring December 15, 2005, at a purchase price of $15,450. At September 30, 2005, Liggett had received non-refundable option fees of $1,625 (increased to $1,775 after the October 2005 amendment to the agreement), creditable against the purchase price, which are recorded as deferred income in other accrued liabilities. The purchaser has the right on or prior to December 9, 2005 to further extend the closing date to January 31, 2006, in which event the purchase price will be increased to $15,700 and the purchaser’s notice of extension must be accompanied by an additional option payment of $250. The purchaser is currently seeking to complete the financing for the transaction, and there can be no assurance the sale of the property will occur.
During the nine months ended September 30, 2005, the Company assumed $266 of equipment in connection with capital lease obligations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
5.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
     Notes payable, long-term debt and other obligations consist of:

	September 30,	December 31,
	2005	2004
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized discount and premium of $55,375 and $38,259*	$56,489	$28,646
6.25% Convertible Subordinated Notes due 2008	132,492	132,492

Liggett:
Revolving credit facility	9,092	17
Term loan under credit facility	3,714	4,411
Equipment loans	4,111	6,341

Vector Tobacco:
Notes payable — Medallion acquisition	35,000	35,000

V.T. Aviation:
Note payable	8,637	9,436

VGR Aviation:
Note payable	4,926	5,090

New Valley:
Note payable — operating real estate	—	39,213

Other	266	—

Total notes payable, long-term debt and other obligations	254,727	260,646
Less:
Current maturities	(16,955)	(6,043)

Amount due after one year	$237,772	$254,603

*	The fair value of the derivatives embedded within these notes ($40,194 at September 30, 2005 and $25,686 at December 31, 2004) is separately classified as a derivatives liability in the consolidated balance sheet and the beneficial conversion feature ($22,075 at September 30, 2005 and $13,625 at December 31, 2004) is recorded as additional paid-in capital.
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
The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by the Company per share on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of its common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date will be the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into the Company’s common stock, at the holder’s option. The conversion price, which was $18.48 at September 30, 2005, is subject to adjustment for various events, including the issuance of stock dividends.
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
In connection with the November 2004 placement, in order to facilitate hedging transactions by the purchasers of the notes, the purchasers required the principal stockholder and Chairman of the Company to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 3,646,518 shares of common stock from the principal stockholder or an entity affiliated with him during a 30-month period, subject to extension under various conditions, and that he agree not to dispose of such shares during this period, subject to limited exceptions. In consideration for the principal stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and the principal stockholder, shares of common stock, equal to 1% of the aggregate market value of 3,646,518 shares of common stock. In addition, the Company agreed to hold the principal stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. The principal stockholder has the right to assign to the President of the Company some or all of his obligation to lend the shares under such agreement. In connection with the April 2005 placement, the Company entered into a similar arrangement through May 2007 with one of the Company’s principal stockholders, who is the President of the Company, with respect to 315,000 shares of common stock.
Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At December 31, 2004, with the issuance of $1,405 of additional notes, the derivative liability was estimated at $25,686. At September 30, 2005, with the issuance of $14,959 of additional notes in connection with the November 2004 placement and the issuance of $30,000 of additional notes in April 2005, the derivative liability was estimated at $40,194. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. The Company recognized a gain of $1,131 in the third quarter of 2005 and a gain of $2,258 for the nine months ended September 30, 2005, due to changes in the fair value of the embedded derivative, which was reported as an adjustment to interest expense.
Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at September 30, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $731 in the third quarter of 2005 and $2,089 for the nine months ended September 30, 2005 due to the amortization of the debt discount attributable to the beneficial conversion feature.
6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:
In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $22.12 per share at September 30, 2005, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock and, in October 2004, an additional $8 of the notes were converted. A total $132,492 of the notes were outstanding at September 30, 2005.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Revolving Credit Facility — Liggett:
Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”). A total of $9,092 was outstanding under the facility at September 30, 2005. Availability as determined under the facility was approximately $21,864 based on eligible collateral at September 30, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $64,554 and net working capital was $43,771, as computed in accordance with the agreement.
100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,714 outstanding under Liggett’s credit facility at September 30, 2005. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,099. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
Note Payable — V.T. Aviation:
In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,206 based on current interest rates.
Note Payable — VGR Aviation:
In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,479 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
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
Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three and nine months ended September 30, 2005 and 2004 consists of the following:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Service cost — benefits earned during the period	$1,321	$1,248	$3,963	$3,744
Interest cost on projected benefit obligation	2,172	2,240	6,516	6,720
Expected return on plan assets	(3,069)	(3,027)	(9,207)	(9,081)
Amortization of net loss	468	506	1,404	1,518

Net expense	$892	$967	$2,676	$2,901

	Other		Other
	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Service cost — benefits earned during the period	$7	$8	$21	$24
Interest cost on projected benefit obligation	153	157	459	471
Expected return on plan assets	—	—	—	—
Amortization of net loss	11	5	33	15

Net expense	$171	$170	$513	$510

The Company did not make contributions to its pension benefits plans for the three and nine months ended September 30, 2005 and does not anticipate making any contributions to such plans in the fourth quarter of 2005. The Company anticipates paying approximately $550 in other postretirement benefits in 2005.
7.	CONTINGENCIES
Smoking-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and the other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the nine months ended September 30, 2005, Liggett incurred legal fees and other litigation costs totaling approximately $3,715 compared to $3,677 for the nine months ended September 30, 2004.
Individual Actions. As of September 30, 2005, there were approximately 278 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 106 were pending in Florida, 44 in Mississippi, 23 in Missouri, 27 in Maryland and 17 in New York. The balance of the individual cases were pending in 16 states. In one of these cases, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs has been consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:
•	In February, 1999, in Henley v. Philip Morris, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court’s 2003 opinion in State Farm, limiting punitive damages. In September 2004, the California Supreme Court upheld the $9,000 punitive damages award. In March 2005, the United States Supreme Court denied review and the defendant has paid the amount of the judgment plus accrued interest.

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. The Oregon Supreme Court agreed to review the case, and oral argument was held in May 2005.

•	In 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

•	In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In April 2005, the California Court of Appeals reaffirmed its decision. In August 2005, the California Supreme Court declined further review of the case. The defendant is seeking review by the United States Supreme Court.

•	In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court’s final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

•	In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. In February 2005, the United States Court of Appeals for the Tenth Circuit overturned the punitive damages award,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
while upholding the compensatory damages award. The defendant paid the compensatory damages award in June 2005.
•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed to the Oregon Court of Appeals.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. The parties have appealed to the California Court of Appeals.

•	In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,540 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants’ motion for rehearing was denied, and the judgment was paid in October 2004.

•	In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. In January 2005, the United States Court of Appeals for the Eighth Circuit affirmed the compensatory damages award, but reduced the punitive damages award to $5,000. The judgment was paid in February 2005.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed to the Missouri Court of Appeals.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed to the New York Supreme Court, Appellate Division.

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris has appealed to the Florida Second District Court of Appeals.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals.

•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the New York Supreme Court, Appellate Division.

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
Class Actions. As of September 30, 2005, there were approximately 11 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
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
In September 2002, in In Re Simon II Litigation, the federal district court for the Eastern District of New York granted plaintiffs’ motion for certification of a nationwide non-opt-out punitive damages class action against the major tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In May 2005, the United States Court of Appeals for the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings. The Second Circuit Court of Appeals denied plaintiffs’ motion for reconsideration of the decertification ruling.
Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005.
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
Governmental Actions. As of September 30, 2005, there were approximately five Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Trial in the health care recovery case brought by the City of St. Louis, Missouri, and approximately 50 area hospitals against the major cigarette manufacturers is scheduled for January 2006. As a result of a June 2005 ruling, the court has limited plaintiffs’ claims by barring those that occurred more than five years before the case was filed. The action is currently stayed pending a petition for writ of mandamus and prohibition.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Third-Party Payor Actions. As of September 30, 2005, there were approximately three Third-Party Payor Actions pending against Liggett. The claims in Third-Party Payor Actions are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal. However, a number of Third-Party Payor Actions remain pending.
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
In August 2005, the United Seniors Association, Inc. filed a lawsuit in federal court in Massachusetts pursuant to the private cause of action provisions of the Medicare Secondary Payer Act seeking to recover for the Medicare program all expenditures since August 1999 on smoking-related diseases.
Federal Government Action. In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the Federal Government for lung cancer, heart disease, emphysema and other smoking-related illnesses

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20,000,000 annually. The action asserted claims under three federal statutes, the Medical Care Recovery Act (“MCRA”), the Medicare Secondary Payer provisions of the Social Security Act (“MSP”) and RICO. In September 2000, the court dismissed the government’s claims based on MCRA and MSP, reaffirming its decision in July 2001. In the September 2000 decision, the court also determined not to dismiss the government’s RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289,000,000 is an appropriate remedy in the case. In April 2004, the court denied Liggett’s motion to be dismissed from the case. In February 2005, the United States Court of Appeals for the District of Columbia upheld the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. In April 2005, the appellate court denied the government’s request that the disgorgement ruling be reconsidered by the full court. In October 2005, the United States Supreme Court declined to review this decision, although the government could again seek review of this issue following a verdict.
Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. The relief can be grouped into four categories: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. The parties are expected to complete their post-trial submissions during November 2005.
Settlements. In March 1996, Liggett entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. The Castano class was subsequently decertified by the court.
In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Liggett from all smoking-related claims, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003 and 2.3% during 2004. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the annual and strategic contribution payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco entered into a settlement agreement with the Settling States whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. Liggett and Vector Tobacco have expensed $23,315 for their estimated MSA obligations for 2004 and $10,988 for the first nine months of 2005 as part of cost of goods sold. Under the annual and strategic contribution payment provisions of the MSA, the OPMs (and Liggett and Vector Tobacco to the extent their market shares exceed their base shares) are required to pay the following annual amounts (subject to certain adjustments):

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
On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686. The $9,304 paid into the disputed payment accounts represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the MSA for market share loss to non-participating manufacturers. At September 30, 2005, included in “Other current assets” on the Company’s balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 MSA obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed below, to the method for computing payment obligations under the MSA which Liggett contends, among other things, is not in accordance with the MSA. On May 31, 2005, New York State filed a motion on behalf of the Settling States in New York state court seeking to compel Liggett and the other Subsequent Participating Manufacturers that paid into the disputed payments account to release to the Settling States the amounts paid into such account. The Settling States contend that Liggett had no right under the MSA and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated
July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the Settling States of the $9,304 it had paid into the account, although Liggett continues to dispute that it owes this amount.
Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the MSA, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $2,300 per year for the period 2001 through 2004, or a total of approximately $9,200, and require Liggett to pay an additional amount of approximately $2,400 per year in 2005 and in future periods by lowering Liggett’s market share exemption under the MSA.
Liggett has objected to this retroactive change, and intends to challenge the change in methodology. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible for several reasons, including:
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
The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained “most-favored nations” provisions, which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states have been eliminated, except for a $100 a year payment to Minnesota negotiated in 2003, to be paid any year cigarettes manufactured by Liggett are sold in that state. With respect to all non-economic obligations under the previous settlements, Liggett is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments might be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nation provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett has met with representatives of the three states to discuss the issues relating to the alleged defaults. No resolution has been reached.
No amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the MSA due to the recalculation of the Participating Manufacturers’ payment obligations or under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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
Trials. Trial in the United States government action concluded on June 15, 2005 in federal court in the District of Columbia. The parties are expected to complete their post-trial submissions during November 2005. Cases currently scheduled for trial during the next six months include an individual action in Missouri state court, where Liggett is the sole defendant, scheduled for November 2005 and the health care recovery case in Missouri state court brought by the City of St. Louis and area hospitals scheduled for January 2006. Trial dates, however, are subject to change.
Management is not able to predict the outcome of the litigation pending against Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett intends to appeal the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In October 2004, federal legislation was enacted which abolished the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $25,000 for the first year of the program which began January 1, 2005, including a special federal quota stock liquidation assessment of $5,219, which was expensed as cost of goods sold in the third quarter of 2005. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
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
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2004, 10 states enacted increases in excise taxes, and nine states have enacted increases in excise taxes in 2005. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse impact on sales of cigarettes.
Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for “fire-safe” or self-extinguishing cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to certain self-extinguishment standards set out in the regulations. Liggett and Vector Tobacco have not historically provided

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
products that would be compliant under these new OFPC regulations, and certain design and manufacturing changes have been necessary for cigarettes manufactured for sale in New York to comply with the standards. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standards, may continue to be sold provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities to the same period in the previous year. Liggett and Vector Tobacco have complied with these New York regulatory requirements. Effective May 1, 2006 and January 1, 2007, cigarettes sold in Vermont and California, respectively, must meet certain reduced ignition propensity standards. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Other Matters:
In March 1997, a stockholder derivative suit was filed in Delaware Chancery Court against New Valley, as a nominal defendant, its directors and Brooke Group Holding, Inc., the Company’s predecessor, by a stockholder of New Valley. The suit alleged that New Valley’s purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by New Valley. The plaintiff sought a declaration that New Valley’s directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to New Valley. In December 1999, another stockholder of New Valley commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleged, among other things, that the consideration paid by New Valley for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of New Valley’s board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In March 2005, New Valley, its directors and Brooke Group Holding settled the consolidated action. The defendants did not admit any wrongdoing as part of the settlement. At a hearing held on June 14, 2005, the court approved the settlement. No appeal was taken and, therefore, the settlement is final. Under the settlement, the Company paid New Valley $7,000 in July 2005, and New Valley paid legal fees and expenses of $2,150. The Company recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement.
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
See Note 11 for information concerning purported class action lawsuits commenced against the Company, New Valley and New Valley’s directors in connection with the Company’s exchange offer for New Valley.
In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve’s guarantee was negligible at September 30, 2005.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2005.
As of September 30, 2005, New Valley had $300 of remaining prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.
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
Awards under the Company’s stock compensation plans generally vest over periods ranging from four to five years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three and nine month periods ended September 30, 2005 and September 30, 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Net income (loss)	$8,975	$8,066	$30,266	$(4,209)

Add: employee stock compensation expense included in reported net income (loss), net of related tax effects	547	42	1,031	126
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(904)	(432)	(1,938)	(1,388)

Pro forma net income (loss)	$8,618	$7,676	$29,359	$(5,471)

Income (loss) per share:
Basic — as reported	$0.20	$0.18	$0.69	$(0.10)

Diluted — as reported	$0.19	$0.17	$0.66	$(0.10)

Basic — pro forma	$0.19	$0.18	$0.66	$(0.13)

Diluted — pro forma	$0.19	$0.17	$0.64	$(0.13)

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
On September 27, 2005, the President of the Company was awarded a restricted stock grant of 500,000 shares of Vector’s common stock pursuant to Vector’s Amended and Restated 1999 Long-Term Incentive Plan. Under the terms of the award, one-fourth of the shares vest on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event the his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $9,775 representing the fair market value of the restricted shares on the date of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
9.	INCOME TAXES
Vector’s income tax rate for the three and nine months ended September 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley, as applicable. Vector’s tax rate for the three and nine months ended September 30, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2005, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $132,640. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $126,000, including interest, net of tax benefits, through September 30, 2005. These amounts have been previously recognized in the Company’s consolidated financial statements as tax liabilities. As of September 30, 2005, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.
The Company believes the positions reflected on its income tax returns are correct and intends to vigorously oppose any proposed adjustments to its returns. The Company has filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
disputed amounts at a rate of 9%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that the Company incurred a tax obligation prior to the exercise dates of these options and it was required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to the Company, its liquidity could be materially adversely affected.
10. NEW VALLEY CORPORATION
Office Buildings. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale. (Refer to Notes 5 and 12.)

Real Estate Businesses. New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC on the equity method. Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. 16th & K Holdings acquired the St. Regis Hotel in Washington, D.C. in August 2005.

Residential Brokerage Business. New Valley recorded income of $4,229 and $4,602 for the three months ended September 30, 2005 and 2004, respectively, and income of $9,689 and $10,015 for the nine months ended September 30, 2005 and 2004, respectively, associated with Douglas Elliman Realty. Summarized financial information for Douglas Elliman Realty for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004 is presented below.

	September 30, 2005	December 31, 2004
Cash	$26,510	$21,375
Other current assets	6,538	4,726
Property, plant and equipment, net	16,546	15,520
Trademarks	21,663	21,663
Goodwill	37,589	36,676
Other intangible assets, net	2,241	2,748
Other noncurrent assets	1,100	1,112
Notes payable – current	3,258	4,998
Other current liabilities	20,817	18,264
Notes payable – long term	56,898	66,710
Other long-term liabilities	3,288	3,125
Members’ equity	27,926	10,723

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues	$92,523	$78,379	$254,092	$211,779
Costs and expenses	81,498	67,265	227,260	185,565
Depreciation expense	1,259	1,102	3,587	3,251
Amortization expense	183	150	550	600
Interest expense, net	1,365	1,462	4,439	4,315
Income tax expense	276	—	650	—

Net income	$7,942	$8,400	$17,606	$18,048

Hawaiian Hotel. New Valley recorded a loss of $58 and $63 for the three months ended September 30, 2005 and 2004, respectively, and a loss of $3,500 and $188 for the nine months ended September 30, 2005 and 2004, respectively, associated with Koa Investors. Summarized financial information for Koa Investors for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004 is presented below.

	September 30, 2005	December 31, 2004
Cash	$2,841	$2,062
Restricted assets	2,962	5,538
Other current assets	1,837	988
Property, plant and equipment, net	74,359	77,339
Deferred financing costs, net	2,408	1,724
Accounts payable and other current liabilities	8,719	11,064
Notes payable	82,000	60,356
Members’ (deficiency) equity	(6,312)	16,231

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues	$6,986	$—	$17,739	$—
Costs and operating expenses	7,776	—	18,991	—
Management fees	200	125	534	375
Depreciation expense	1,347	—	3,999	—
Amortization expense	1,452	—	1,870	—
Interest expense, net	1,439	—	4,457	—

Net loss	$(5,228)	$(125)	$(12,112)	$(375)

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at September 30, 2005.

St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $6,250 in the project and had committed to make additional investments of up to $3,750 at September 30, 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

New Valley accounts for its interest in Hotel LLC under the equity method and recorded income of $13 for the three and nine months ended September 30, 2005. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.

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

On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special distribution. On the same date, the Company distributed the 10,947,448 shares of LTS common stock that it received from New Valley to the holders of its common stock as a special distribution. New Valley stockholders of record on March 18, 2005 received 0.852 of a LTS share for each share of New Valley, and the Company’s stockholders of record on that date received 0.24 ($2,968) of a LTS share for each share of the Company.

Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), the $5,000 of LTS’s notes due

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $6,778 on the Company’s condensed consolidated balance sheet at September 30, 2005.

Share Repurchase. In October 1999, New Valley’s Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,895.

Restricted Share Award. On January 10, 2005, New Valley’s President and Chief Operating Officer, who also serves in the same positions with the Company, was awarded a restricted stock grant of 1,250,000 New Valley common shares pursuant to New Valley’s 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. On September 27, 2005, the executive renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future.

Vector initially recorded deferred compensation of $8,875 ($3,152 net of income taxes and minority interests), representing the fair market value of the restricted shares on the date of the grant which was anticipated to be amortized over the vesting period as a charge to compensation expense. In connection with the executive’s renouncement of the unvested common shares, the Company reduced the deferred compensation associated with the award by $7,608 during the third quarter of 2005. The Company recorded expense associated with the grant of $102 and $1,267 for the three and nine months ended September 30, 2005, respectively.
11. NEW VALLEY EXCHANGE OFFER
On October 20, 2005, VGR Holding Inc., a direct wholly-owned subsidiary of Vector, made an offer to the holders of common shares of New Valley to exchange 0.461 shares of Vector’s common stock (and cash instead of fractional shares) for each outstanding common share of New Valley validly tendered and not withdrawn in the exchange offer (the “Offer”). If New Valley’s stockholders choose to tender their shares, Vector would issue approximately 4.4 million shares of its common stock to complete the transaction. Vector currently owns approximately 57.7% of all of the outstanding common shares of New Valley. The Offer is subject to the non-waivable condition that, after giving effect to the Offer, Vector owns at least 90% of the total number of outstanding common shares of New Valley. If this minimum tender condition is satisfied, more than a majority of the minority stockholders (i.e., stockholders unaffiliated with Vector and its subsidiaries and stockholders who are not directors or officers of New Valley) will have also validly tendered and not properly withdrawn their common shares of New Valley in the Offer. The Offer is also subject to approval by the Company’s stockholders of the issuance of certain shares of the Company’s common stock to be issued in the Offer and to other customary conditions. The Offer will expire on December 9, 2005, unless it is extended by Vector. If Vector completes the Offer, it intends to effect a “short form” merger of New Valley with and into a wholly-owned subsidiary of Vector shortly thereafter. Each common share of New Valley not acquired in the Offer, other than the shares owned by

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Vector, would be converted in the “short form” merger into 0.461 shares of Vector’s common stock and cash instead of fractional shares.

On or about September 29, 2005, an individual stockholder of New Valley filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit against Vector, New Valley and each of the individual directors of New Valley. The complaint was styled as Pill v. New Valley Corporation, et al. (C.A. No. 1678-N). On or about September 29, 2005, a separate action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida styled as Tombs v. New Valley Corporation, et al. (Case No. 05-19623 CA 22). On or about October 28, 2005, an additional action was filed in the Delaware Court of Chancery styled as Lindstrom v. LeBow, et al. (C.A. No. 1745-N). In general, the complaints allege, among other things: (1) breaches of fiduciary duty by Vector, New Valley and the members of New Valley’s board in connection with the Offer and the subsequent merger; (2) that the consideration Vector is offering is inadequate; and (3) that Vector is acting to further its own interests at the expense of the holders of New Valley’s common shares. Among other remedies, the complaints seek to enjoin the Offer and the subsequent merger or, alternatively, damages in an unspecified amount and rescission in the event the merger occurs. Vector is not aware of any purported class action complaints other than those referenced above. In the Tombs matter, on or about November 3, 2005, the plaintiffs filed an amended complaint. On or about October 21, 2005, the plaintiffs moved to expedite discovery and that motion, which was opposed by the defendants, was heard on November 8, 2005. Further argument has been set for November 10, 2005. Plaintiffs have filed a motion to consolidate the Pill and Lindstrom cases, and the Pill plaintiff has filed a motion to certify the case, which motions defendants do not oppose. In the Pill matter, Vector filed an answer on or about October 25, 2005. On or about November 1, 2005, the plaintiffs moved (i) to amend their complaint to, among other things, add VGR Holding Inc. as a defendant, (ii) for a preliminary injunction, and (iii) for expedited discovery. Defendants have agreed that the amended complaint may be filed with the Delaware Court of Chancery and have agreed to a discovery schedule, as a result of which plaintiff is no longer proceeding with his motion to expedite discovery. Vector believes that each of these lawsuits is without merit and will defend against each lawsuit.
12. DISCONTINUED OPERATIONS
As discussed in Note 10, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three and nine months ended September 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by discontinued operations.” The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.

Summarized operating results of the discontinued real estate leasing operations for the three and nine months ended September, 2005 and 2004 are as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues	$—	$1,809	$924	$5,401

Expenses	—	1,285	515	3,658

Income from discontinued operations before income taxes and minority interests	—	524	409	1,743

Income tax expense from discontinued operations	—	287	223	940

Minority interests	—	125	104	424

Income from discontinued operations	$—	$112	$82	$379

The Company recorded a gain in connection with the sale of the office buildings of $2,952, net of minority interests ($3,725) and income taxes ($8,008), in the first quarter 2005.
13. SEGMENT INFORMATION
The Company’s significant business segments for each of the three and nine months ended September 30, 2005 and 2004 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
(Unaudited)
Financial information for the Company’s continuing operations before taxes and minority interests for the three and nine months ended September 30, 2005 and 2004 follows:

			Vector		Real	Corporate
	Liggett		Tobacco		Estate	and Other	Total
Three Months Ended Sept. 30, 2005:

Revenues	$122,718		$2,247		$—	$—	$124,965
Operating income (loss)	31,478	(1)	(4,115	)(1)	—	(7,387)	19,976	(1)
Depreciation and amortization	1,903		143		—	691	2,737

Three Months Ended Sept. 30, 2004:

Revenues	$120,793		$3,458		$—	$—	$124,251
Operating income (loss)	27,228	(2)	(3,623	)(2)	—	(6,890)	16,715	(2)
Depreciation and amortization	1,906		350		—	621	2,877

Nine Months Ended Sept. 30, 2005:

Revenues	$334,582		$7,669		$—	$—	$342,251
Operating income (loss)	97,693	(1)	(11,295	)(1)	—	(23,412)	62,986	(1)
Identifiable assets	282,766		4,901		—	248,740	536,407
Depreciation and amortization	5,880		539		—	1,862	8,281
Capital expenditures	4,723		12		—	429	5,164

Nine Months Ended Sept. 30, 2004:

Revenues	$358,565		$12,304		$—	$—	$370,869
Operating income (loss)	80,379	(3)	(56,770	)(3)	—	(19,952)	3,657	(3)
Identifiable assets	266,214		21,061		82,652 (4)	158,120	528,047
Depreciation and amortization	5,916		1,485		—	1,886	9,287
Capital expenditures	2,704		62		—	239	3,005

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 ($5,150 at Liggett and $69 at Vector Tobacco).

(2)	Includes restructuring and impairment charges of $3,968 at Liggett and $564 at Vector Tobacco.

(3)	Includes restructuring and impairment charges of $6,320 at Liggett and $1,224 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(4)	Identifiable assets in the real estate segment relate to discontinued operations.

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
     All of Liggett’s unit sales volume in 2004 and the first nine months of 2005 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions. Effective February 1, 2004, Liggett reduced the list price for EVE from the premium price level to the branded discount level and for JADE from the premium price level to the deep discount level.
     Liggett’s cigarettes are produced in approximately 230 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT – the second largest brand in the deep discount category,

•	EVE – a leading brand of 120 millimeter cigarettes in the branded discount category,

•	GRAND PRIX – a brand in the lowest price level of the deep discount segment,

•	JADE – a free-standing deep discount menthol brand,

•	PYRAMID – the industry’s first deep discount product with a brand identity, and

•	USA and various control and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 47.4% of Liggett’s unit volume in the first nine months of 2005 and 55.5% of Liggett’s unit volume in 2004. In September 2005, Liggett introduced GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” and specifically competes with brands which are priced at the lowest level of the deep discount segment.
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
     In recent years, the domestic tobacco business has experienced the following trends:
•	Declining unit volumes due to health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places, federal and state excise tax increases and settlement-related expenses which have augmented cigarette prices,

•	Narrower price gaps between the premium and all discount segments resulting from aggressive premium price discounts and promotions by larger competitors, including Philip Morris USA and Reynolds American, and the impact of the MSA-related allocable share legislation and the tobacco quota buyout, and

•	Pressure on volume and market share for discount cigarettes such as those sold by Liggett due to increases in volume and market share by the smaller cigarette companies producing low quality, deep discount cigarettes.
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

Recent Developments
     New Valley Exchange Offer. On October 20, 2005, VGR Holding Inc., a direct wholly-owned subsidiary of ours, made an offer to the holders of common shares of New Valley to exchange 0.461 shares of our common stock (and cash instead of fractional shares) for each outstanding common share of New Valley validly tendered and not withdrawn in the exchange offer. If New Valley’s stockholders choose to tender their shares, we would issue approximately 4.4 million shares of our common stock to complete the transaction. We currently own approximately 57.7% of all of the outstanding common shares of New Valley. The offer is subject to the non-waivable condition that, after giving effect to the offer, we own at least 90% of the total number of outstanding common shares of New Valley. If this minimum tender condition is satisfied, more than a majority of the minority stockholders (i.e., stockholders unaffiliated with us and our subsidiaries and stockholders who are not directors or officers of New Valley) will have also validly tendered and not properly withdrawn their common shares of New Valley in the offer. The offer is also subject to approval by our stockholders of the issuance of certain shares of our common stock to be issued in the offer and to other customary conditions. The offer will expire on December 9, 2005, unless it is extended by us. If we complete the offer, we intend to effect a “short form” merger of New Valley with and into a wholly-owned subsidiary of ours shortly thereafter. Each common share of New Valley not acquired in the offer, other than the shares owned by us, would be converted in the “short form” merger into 0.461 shares of our common stock and cash instead of fractional shares.
     On or about September 29, 2005, an individual stockholder of New Valley filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit against our company, New Valley and each of the individual directors of New Valley. The complaint was styled as Pill v. New Valley Corporation, et al. (C.A. No. 1678-N). On or about September 29, 2005, a separate action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida styled as Tombs v. New Valley Corporation, et al. (Case No. 05-19623 CA 22). On or about October 28, 2005, an additional action was filed in the Delaware Court of Chancery styled as Lindstrom v. LeBow, et al. (C.A. No. 1745-N). In general, the complaints allege, among other things: (1) breaches of fiduciary duty by our company, New Valley and the members of New Valley’s board in connection with the offer and the subsequent merger; (2) that the consideration we are offering is inadequate; and (3) that we are acting to further our own interests at the expense of the holders of New Valley’s common shares. Among other remedies, the complaints seek to enjoin the offer and the subsequent merger or, alternatively, damages in an unspecified amount and rescission in the event the merger occurs. We are not aware of any purported class action complaints other than those referenced above. In the Tombs matter, on or about November 3, 2005, the plaintiffs filed an amended complaint. On or about October 21, 2005, the plaintiffs moved to expedite discovery and that motion, which was opposed by the defendants, was heard on November 8, 2005. Further argument has been set for November 10, 2005. Plaintiffs have filed a motion to consolidate the Pill and Lindstrom cases, and the Pill plaintiff has filed a motion to certify the case, which motions defendants do not oppose. In the Pill matter, we filed an answer on or about October 25, 2005. On or about November 1, 2005, the plaintiffs moved (i) to amend their complaint to, among other things, add VGR Holding as a defendant, (ii) for a preliminary injunction, and (iii) for expedited discovery. Defendants have agreed that the amended complaint may be filed with the Delaware Court of Chancery and have agreed to a discovery schedule, as a result of which plaintiff is no longer proceeding with his motion to expedite discovery. We believe that each of these lawsuits is without merit and will defend against each lawsuit.
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
     Tobacco Quota Elimination. In October 2004, federal legislation was enacted which abolished the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $25,000 for the first year of the program which began January 1, 2005, including a special federal quota stock liquidation assessment of $5,219. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
     Effective October 22, 2004, Liggett increased the list price of all its brands by $.65 per carton. The increase was taken due to the federal tobacco buyout legislation.
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
     As a result of the actions announced in October 2004, we currently expect to realize annual cost savings of approximately $30,000 beginning in 2005. Expenses at Liggett were $39,279 for the nine months ended September 30, 2005, compared to $64,419 for the same period in 2004, a decrease of $25,140 primarily attributable to the restructuring announced in October 2004. We recognized pre-tax restructuring charges of $10,583 in 2004, with $5,659 of the charges related to employee severance and benefit costs and $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges represented non-cash items. Additionally, we incurred other charges in 2004 for various compensation and related payments to employees which were related to the restructuring. These charges of $1,670 were included in operating, selling, administrative and general expenses.
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
     Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $126,000, including interest, net of tax benefits, through September 30, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of September 30, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
     We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeals process. Interest currently is accruing on the disputed amounts at a rate of 9%, with the rate adjusted quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be materially adversely affected.
     Tobacco Settlement Agreements. Liggett has recently been notified that all Participating Manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing net unit amounts, rather than gross unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $2,300 per year for the period 2001 through 2004, or a total of approximately $9,200, and require Liggett to pay an additional amount of approximately $2,400 per year in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing gross unit amounts to net unit amounts is impermissible and has objected to the change. Liggett intends to challenge the change in methodology.
     On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686. The $9,304 paid into the disputed payments account represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers. At September 30, 2005, included in “Other current assets” on our balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. On May 31, 2005, New York State filed a motion on behalf of the Settling States in New York state court seeking to compel Liggett and the other Subsequent Participating Manufacturers that paid into the disputed payments account to release to the Settling States the amounts paid into such account. The Settling States contend that Liggett had no right under the Master Settlement Agreement and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the Settling States of the $9,304 it had paid into the account, although Liggett continues to dispute that it owes this amount.
     In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the settlement agreements with these three states for the period 1998 through 2003 and that additional payments might be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most-favored nation provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. Liggett has met with representatives of the three states to discuss the issues relating to the alleged defaults. No resolution has been reached.

     No amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the Master Settlement Agreement, due to the recalculation of the Participating Manufacturers’ payment obligations, or under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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
     New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC on the equity method. Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area. Koa Investors LLC owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. In August 2005, 16th & K Holdings LLC acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000.
Recent Developments in Legislation, Regulation and Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 2005, there were approximately 278 individual suits, 11 purported class actions and 8 governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. In October 2005, the United States Supreme Court declined to review this decision. Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. That relief can be grouped into four categories: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. The parties are expected to complete post-trial submissions during November 2005. In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
     There are seven individual smoking-related actions where Liggett is the only defendant, with trial in one of these cases currently scheduled for November 2005. In April 2004, in one of these cases, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In February 2005, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. In July 2005, the court denied the plaintiff’s post-trial motion seeking a new trial. The plaintiff may appeal. In March 2005, in another case in Florida state court where Liggett is the only defendant, the court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed.
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
     Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has agreed to suspend all print advertising for its QUEST brand while discussions are pending. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings.
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
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods to the customer, when there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     In October 2003, we announced that we would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility and produce its cigarette products at Liggett’s Mebane, North Carolina facility. We evaluated the net realizable value of the long-lived assets located at the Timberlake facility which has been sold. Based on management’s estimates of the values, we initially recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003 on machinery and equipment. As of June 30, 2004, we decreased the asset impairment accrual to reflect the actual amounts to be realized from the Timberlake sale and to reduce values of other excess machinery and equipment in accordance with SFAS No. 144.
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
     Settlement Agreements. As discussed in Note 7 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $10,988 for the nine months ended September 30, 2005 and $14,813 for the nine months ended September 30, 2004. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. (In December 2004 and during the first half of 2005, we issued additional notes on the same terms.) This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At the initial issuance of the notes in November 2004, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At September 30, 2005, with the issuance of $46,364 of additional notes, the derivative liability was estimated at $40,194. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense.
     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at September 30, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At September 30, 2005, approximately $1,309 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
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
Results of Operations
     The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of VGR Holding, Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries. Our interest in New Valley’s common shares was 57.7% at September 30, 2005.
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the nine months ended September 30, 2005 and 2004 were Liggett and

Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended				Nine Months Ended
	Sept. 30,		Sept. 30		Sept. 30,		Sept. 30,
	2005		2004		2005		2004
Revenues:
Liggett	$122,718		$120,793		$334,582		$358,565
Vector Tobacco	2,247		3,458		7,669		12,304

Total revenues	$124,965		$124,251		$342,251		$370,869

Operating income (loss):
Liggett	$31,478	(1)	$27,228	(2)	$97,693	(1)	$80,379	(3)
Vector Tobacco	(4,115	)(1)	(3,623	)(2)	(11,295	)(1)	(56,770	)(3)

Total tobacco	27,363	(1)	23,605	(2)	86,398	(1)	23,609	(3)

Corporate and other	(7,387)		(6,890)		(23,412)		(19,952)

Total operating income	$19,976	(1)	$16,715	(2)	$62,896	(1)	$3,657	(3)

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 ($5,150 at Liggett and $69 at Vector Tobacco).

(2)	Includes restructuring and impairment charges of $3,968 at Liggett and $564 at Vector Tobacco.

(3)	Includes restructuring and impairment charges of $6,320 at Liggett and $1,224 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenues. Total revenues were $124,965 for the three months ended September 30, 2005 compared to $124,251 for the three months ended September 30, 2004. This $714 (0.6%) increase in revenues was due to a $1,925 (1.6%) increase in revenues at Liggett and a $1,211 (35.0%) decrease in revenues at Vector Tobacco.
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
     All of Liggett’s sales for the first nine months of 2005 were in the discount category. For the three months ended September 30, 2005, net sales at Liggett totaled $122,718, compared to $120,793 for the three months ended September 30, 2004. Revenues increased by 1.6% ($1,925) due to a combination of list price increases and reduced promotional spending of $4,111 partially offset by a 0.4% decrease in sales volume (approximately 8.4 million units) accounting for $464 in unfavorable volume variance and an unfavorable sales mix of $1,722. Net revenues of the LIGGETT SELECT brand decreased $12,265 in the third quarter of 2005 compared to the third quarter of 2004, and its unit volume decreased 23.9% in the 2005 period compared to 2004. Unit sales volume for Liggett has been affected by the strategic changes in distribution associated with the restructuring at Liggett Vector Brands in the fourth quarter of 2004, partially offset by the introduction of GRAND PRIX in September 2005.
     Revenues at Vector Tobacco for the three months ended September 30, 2005 were $2,247 compared to $3,458 for the three months ended September 30, 2004 due to decreased sales volume. Vector Tobacco’s sales in both periods related to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $47,085 for the three months ended September 30, 2005 compared to $53,134 for the three months ended September 30, 2004. This represented a decrease of $6,049 or 11.4% when compared to the same period last year, due primarily to the decrease in Liggett’s gross profit discussed below. Liggett’s brands contributed 98.7% to our gross profit, and Vector Tobacco contributed 1.3% for the three months ended September 30, 2005. Over the same period in 2004, Liggett brands contributed 98.6% to our gross profit and Vector Tobacco contributed 1.4%.
     Liggett’s gross profit of $46,487 for the three months ended September 30, 2005 decreased $5,906 from gross profit of $52,393 for the three months ended September 30, 2004. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 57.5% for the three months ended September 30, 2005 compared to 66.7% for the same period in 2004. This decrease in Liggett’s gross profit in the 2005 period was primarily attributable to costs under the federal tobacco buyout legislation, including a special federal quota stock liquidation assessment of $5,150, partially offset by lower Master Settlement Agreement costs and increased prices discussed above.
     Vector Tobacco had gross profit of $598 for the three months ended September 30, 2005 compared to gross profit of $741 for the same period in 2004. This decrease was due primarily to reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $27,109 for the three months ended September 30, 2005 compared to $31,887 for the same period last year, a decrease of $4,778 or 15.0%. Expenses at Liggett were $15,009 for the three months ended September 30, 2005 compared to $21,197 for the same period in the prior year, a decrease of $6,188 or 29.2%. The decrease in expense for the three months ended September 30, 2005 was due primarily to the lower expenses of a reduced sales force resulting from the 2004 restructuring. Liggett’s product liability legal expenses and other litigation costs were $1,264 for the three months ended September 30, 2005 compared to $1,124 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended September 30, 2005 were $4,713 compared to expenses of $3,800 for the three months ended September 30, 2004, an increase of $913, due primarily to increased research costs.
     Restructuring and impairment charges for the three months ended September 30, 2004 were $3,968 at Liggett and $564 at Vector Tobacco, a total of $4,532, and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands’ New York office space.
     For the three months ended September 30, 2005, Liggett’s operating income increased to $31,478 compared to $27,228 for the same period in 2004 due primarily to the reduced operating, selling, general and administrative expenses partially offset by the impact of costs under the federal tobacco buyout legislation, including the special federal quota stock liquidation assessment discussed above. Vector Tobacco’s operating loss was $4,115 for the three months ended September 30, 2005 compared to a loss of $3,623 for the same period in 2004. Liggett’s operating income for the 2004 period included restructuring charges of $3,968, and Vector Tobacco’s operating loss included restructuring charges of $564.
     Other Income (Expenses). For the three months ended September 30, 2005, other income (expenses) was a loss of $2,681 compared to a loss of $1,216 for the three months ended September 30, 2004. For the three months ended September 30, 2005, interest expense of $8,266 was offset by interest and dividend income of $1,380 and equity income from non-consolidated New Valley real estate businesses of $4,184. The equity income resulted primarily from income of $4,229 related to New Valley’s investment in Douglas Elliman Realty LLC offset by losses at New Valley of $58 related to its investment in Koa Investors LLC, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii. For the three months ended September 30, 2004, interest expense of $6,378, was partially offset by equity income from non-consolidated New Valley real estate businesses of $4,539, interest and dividend income of $322 and a gain on investments of $302.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests for the three months ended September 30, 2005 was $17,295 compared to income of $15,499 for the three months ended September 30, 2004. The income tax provision was $7,541 and minority interests in income of subsidiaries was $779 for the three months ended September 30, 2005. This compared to an income tax provision of $6,708 and minority interests in income of subsidiaries of $837 for the three months ended September 30, 2004. Our income tax rate for the three months ended September 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes. Our tax rate for the three months ended September 30, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenues. Total revenues were $342,251 for the nine months ended September 30, 2005 compared to $370,869 for the nine months ended September 30, 2004. This $28,618 (7.7%) decrease in revenues was due to a $23,983 (6.7%) decrease in revenues at Liggett and a $4,635 (37.7%) decrease in revenues at Vector Tobacco.
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
     All of Liggett’s sales for the first nine months of 2004 and 2005 were in the discount category. For the nine months ended September 30, 2005, net sales at Liggett totaled $334,582, compared to $358,565 for the first nine months of 2004. Revenues decreased by 6.7% ($23,983) due to a 15.0% decrease in unit sales volume (approximately 1,003.7 million units) accounting for $53,887 in unfavorable volume variance and $7,278 in unfavorable sales mix, partially offset by a combination of list price increases and reduced promotional spending of $37,182. Net revenues of the LIGGETT SELECT brand decreased $31,038 for the nine months ended September 30, 2005 compared to the same period in 2004, and its unit volume decreased 27.4% in the 2005 period compared to 2004. Unit sales volume for Liggett has been affected by the strategic changes in distribution associated with the restructuring at Liggett Vector Brands in the fourth quarter of 2004.
     Revenues at Vector Tobacco were $7,669 for the nine months ended September 30, 2005 compared to $12,304 for the nine months ended September 30, 2004 due to decreased sales volume. Vector Tobacco’s revenues in 2005 and 2004 related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $139,471 for the nine months ended September 30, 2005 compared to $155,824 for the nine months ended September 30, 2004, excluding the inventory write-off of $37,000 taken by Vector Tobacco in the second quarter of 2004 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product. This represented a decrease of $16,353 or 10.5% when compared to the same period last year, due primarily to the reduced sales volume net of related reduced promotional spending as well as tobacco quota buyout costs which included a special federal quota stock liquidation assessment of $5,219. Liggett’s brands contributed 98.1% to our gross profit and Vector Tobacco contributed 1.8% for the nine months ended September 30, 2005. Over the same period in 2004, Liggett’s brands contributed 97.2% to tobacco gross profit and Vector Tobacco contributed 2.8%.
     Liggett’s gross profit of $136,972 for the nine months ended September 30, 2005 decreased $14,146 from gross profit of $151,420 for the nine months ended September 30, 2004. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 61.3% for the nine months ended September 30, 2005 compared to gross profit of 66.6% for the same period in 2004. This decrease in Liggett’s gross profit in the 2005 period was attributable to higher than anticipated tobacco quota buyout costs discussed above, partially offset by lower Master Settlement Agreement costs and increased prices.
     Vector Tobacco’s gross profit was $2,499 for the nine months ended September 30, 2005 compared to gross profit, excluding the inventory write-down, of $4,404 for the same period in 2004. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $76,485 for the nine months ended September 30, 2005 compared to $107,623 for the same period last year, a decrease of $31,138, or 28.9%. Expenses at Liggett were $39,280 for the nine months ended September 30, 2005 compared to $64,419 for the same period last year, a decrease of $25,139 or 39.0%. The decrease in expense for the nine months ended September 30, 2005 was due primarily to the lower expenses of a reduced sales force resulting from the 2004 restructuring. Liggett’s product liability legal expenses and other litigation costs of $3,715 for the nine months ended September 30, 2005 compared to $3,677 for the same period in the prior year. Expenses at Vector Tobacco for the nine months ended September 30, 2005 were $13,794 compared to expenses of $22,950 for the nine months ended September 30, 2004 due to the sale of the Timberlake facility in 2004 and the reduction in headcount in the fourth quarter of 2004.
     Restructuring and impairment charges for the nine months ended September 30, 2004 were $6,320 at Liggett and $1,224 at Vector Tobacco, a total of $7,544, and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands’ New York office space.
     For the nine months ended September 30, 2005, Liggett’s operating income increased to $97,693 compared to $80,379 for the prior year period. For the nine months ended September 30, 2005, Vector Tobacco’s operating loss was $11,295 compared to a loss of $56,770 in the prior year period. Liggett’s operating income for the 2004 period included restructuring charges of $6,320, and Vector Tobacco’s operating loss for the 2004 period included the non-cash inventory charge of $37,000 and restructuring charges of $1,224.

     Other Income (Expenses). For the nine months ended September 30, 2005, other income (expenses) was a loss of $4,029 compared to a loss of $1,397 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, interest expense of $24,155 and equity loss in operations of LTS of $299 were partially offset by a gain from conversion of the LTS notes of $9,461, equity income from non-consolidated real estate businesses of $6,202, interest and dividend income of $3,260 and a net gain on sale of investments of $1,433. The equity income resulted primarily from $9,689 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $3,500 related to its investment in Koa Investors. For the nine months ended September 30, 2004, interest expense of $18,650 was partially offset by interest and dividend income of $1,548, a gain on investments of $5,888 and equity income from non-consolidated New Valley real estate businesses of $9,827.
     Income from Continuing Operations. The income from continuing operations before income taxes and minority interests for the nine months ended September 30, 2005 was $58,957 compared to income of $2,260 for the nine months ended September 30, 2004. The income tax provision was $29,322 and minority interests in income of subsidiaries was $2,403 for the nine months ended September 30, 2005. This compared to a tax provision of $3,562 and minority interests in income of subsidiaries of $3,286 for the nine months ended September 30, 2004. Our income tax rate for the nine months ended September 30, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley. Our tax rate for the nine months ended September 30, 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
Discontinued Operations
     In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three and nine months ended September 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”, and the net cash flows of these entities have been reported as “Net cash provided by discontinued operations.” The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.
     Summarized operating results of the discontinued real estate leasing operations for the three and nine months ended September 30, 2005 and June 30, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues	$—	$1,809	$924	$5,401

Expenses	—	1,285	515	3,658

Income from discontinued operations before income taxes and minority interests	—	524	409	1,743

Income tax expense from discontinued operations	—	287	223	940

Minority interests	—	125	104	424

Income from discontinued operations	$—	$112	$82	$379

     The Company recorded a gain in connection with the sale of the office buildings of $2,952, net of minority interests ($3,725) and income taxes ($8,008) in the first quarter 2005.
Liquidity and Capital Resources
     Net cash and cash equivalents increased $48,960 for the nine months ended September 30, 2005 and increased $22,692 for the nine months ended September 30, 2004.
     Net cash provided by operations for the nine months ended September 30, 2005 was $27,401 compared to net cash used in operations of $6,194 for the comparable period of 2004. Cash provided by operations for the 2005 period resulted primarily from the operating income of $62,986 and depreciation and amortization of $8,281, and non-cash interest expense partially offset by a gain on conversion of the LTS notes, a decrease in current liabilities and an increase in receivables. Cash used in operations for the 2004 period resulting primarily from payment of amounts due under the Master Settlement Agreement in March and April of 2004, a decrease in current liabilities, a non-cash gain in investment securities and equity income from non-consolidated real estate business, offset primarily by the non-cash charge on the inventory write-down of $37,000.
     Cash used in investing activities was $7,366 for the nine months ended September 30, 2005 compared to cash provided of $76,896 for the 2004 period. In the 2005 period, cash was used primarily for capital expenditures of $5,164, purchase of investment securities of $500, investment in non-consolidated real estate businesses at New Valley of $6,250, issuance of LTS common stock for $1,500 and issuance of LTS notes for $1,750. This was partially offset by the sale or maturity of investment securities of $3,268, the distributions from non-consolidated real estate businesses at New Valley of $5,500 and the increase in restricted assets of $842. In the nine months ended September 30, 2004, cash was provided primarily through the sale or maturity of investment securities for $65,454, the sale of assets for $25,821 and the decrease in restricted cash of $1,832. This was partially offset by the purchase of investment securities for $10,747, investment in non-consolidated real estate businesses of $2,500 and capital expenditures of $3,005.
     Cash provided by financing activities was $491 for the nine months ended September 30, 2005 compared to cash used of $49,993 for the 2004 period. In the 2005 period, cash was provided by proceeds from debt of $44,959 and proceeds from the exercise of options of $2,778, net borrowings under Liggett’s revolver of $8,727 offset by distributions on common stock of $50,326, repayments on debt of $3,542 and deferred financing charges of $2,168. In the nine months ended September 30, 2004, cash was used for dividends of $47,397 and repayments of debt of $20,246. These were offset by net borrowings under the revolver of $15,490 and proceeds from the exercise of options of $2,868.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. A total of $9,092 was outstanding under the facility at September 30, 2005. Availability as determined under the facility was approximately $21,864 based on eligible collateral at September 30, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At September 30, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $64,554 and net working capital was $43,771, as computed in accordance with the agreement.
     100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,714 outstanding as of September 30, 2005 under Liggett’s credit facility. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,099. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
     During 2003, Liggett leased three 100 millimeter box packers, which will allow Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4,500. In October 2005, Liggett purchased the equipment for $871.

     In July 2003, Liggett granted an unaffiliated third party an option to purchase Liggett’s former manufacturing facility and other excess real estate in Durham, North Carolina with a net book value at September 30, 2005 of approximately $2,212. The option agreement, as amended in October 2005, permits the purchaser to acquire the property during the period expiring December 15, 2005, at a purchase price of $15,450. At September 30, 2005, Liggett had received nonrefundable option fees of $1,625 (increased to $1,775 after the October 2005 amendment to the agreement), creditable against the purchase price. The purchaser has the right on or prior to December 9, 2005 to further extend the closing date to January 31, 2006, in which event the purchase price will be increased to $15,700 and the purchaser’s notice of extension must be accompanied by an additional option payment of $250. The purchaser is currently seeking to complete the financing for the transaction, and there can be no assurance the sale of the property will occur.
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 7 to our consolidated financial statements.
     Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,206, based on current interest rates.
     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,479 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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
     Vector. We believe that we will continue to meet our liquidity requirements through 2005. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $23,100, dividends on our outstanding shares (currently at an annual rate of approximately $71,300) and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees from subsidiaries and tax sharing and other payments from Liggett or New Valley. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date will be the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $18.48 at September 30, 2005, is subject to adjustment for various events, including the issuance of stock dividends.
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
     In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $22.12 at September 30, 2005, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and in October 2004, $8 of the notes were converted. A total of $132,492 principal amount of the notes were outstanding at September 30, 2005.
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of September 30, 2005, our deferred income tax liabilities exceeded our deferred income tax assets by $132,640. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
     In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $126,000, including interest, net of tax benefits, through September 30, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of September 30, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
     We believe the positions reflected on our income tax returns are correct and intend to vigorously oppose any proposed adjustments to our returns. We have filed a protest with the Appeals Division of the Internal Revenue Service. No payment is due with respect to these matters during the appeal process. Interest currently is accruing on the disputed amounts at a rate of 9%, with the rate adjust quarterly based on rates published by the U.S. Treasury Department. If taxing authorities were to ultimately prevail in their assertion that we incurred a tax obligation prior to the exercise dates of these options and we were required to make such tax payments prior to 2009 or 2010, and if any necessary financing were not available to us, our liquidity could be materially adversely affected.
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2005, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at September 30, 2005.
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2005.
     At September 30, 2005, we had outstanding approximately, $3,624 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.
     As of September 30, 2005, approximately $30,481 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2005, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $196.
     We held investment securities available for sale totaling $19,762 at September 30, 2005. Adverse market conditions could have a significant effect on the value of these investments.
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
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for us for new arrangements entered into after April 2, 2006. We do not expect the adoption of EITF No. 04-13 to have a material impact on our financial position, results of operations or cash flows.
     In September 2005, EITF reached a consensus on Issue 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature,” that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods (years or quarters) beginning after December 15, 2005, by retroactive restatement of prior financial statements back to the issuance of the convertible debt. The requirement to restate applies even if the convertible debt has been repaid or converted and no longer exists. We have not completed our assessment of the impact of this issue.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Note 7, incorporated herein by reference, to our consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which VGR Holding, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second St., Miami, Florida 33131, Attn. Investor Relations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2005, except for approximately 2,099,452 shares of our common stock issued as a stock dividend on September 29, 2005.

Our purchases of our common stock during the three months ended September 30, 2005 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs
July 1 to July 31, 2005	—		$—	—	—
August 1 to August 31, 2005	—		—	—	—
September 1 to September 30, 2005	8,505	(1)	19.69	—	—

Total	8,505		$19.69	—	—

(1)	Delivery of shares to us in payment of exercise price in connection with exercise of an employee stock option for 13,399 shares on September 9, 2005.
Item 6. Exhibits
10.1	Amended and Restated Employment Agreement, dated as of September 27, 2005, between Vector Group Ltd. and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 27, 2005).

10.2	Restricted Share Award Agreement, dated as of September 27, 2005, between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated September 27, 2005).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	31.2 Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ Joselynn D. Van Siclen

Joselynn D. Van Siclen
Vice President and Chief Financial Officer
Date: November 9, 2005