Form 10-K
period 2005-12-31
VECTOR GROUP LTD
filed 2006-03-17
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005

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
None
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes     ☐ No
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes     ☒ No
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer          ☒ Accelerated filer          ☐ Non-accelerated filer
      Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No
      The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2005 was approximately $550 million.
      At March 15, 2006, Vector Group Ltd. had 49,914,537 shares of common stock outstanding.
Documents Incorporated by Reference:
      Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

PART I

Item 1.	Business
Overview
      Vector Group Ltd., a Delaware corporation, is a holding company for a number of businesses. We are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group LLC,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
      In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent customers nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
      In December 2005, we completed an exchange offer and a subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley that we did not already own. As a result of these transactions, New Valley became our wholly-owned subsidiary and each outstanding New Valley common share was exchanged for 0.54 shares of our common stock. A total of approximately 5.05 million of our common shares were issued to the New Valley shareholders in the transactions.
      Financial information relating to our business segments can be found in Note 20 to our consolidated financial statements. For the purposes of this discussion and segment reporting in this report, references to the Liggett segment encompass the manufacture and sale of conventional cigarettes and includes the former operations of The Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). References to the Vector Tobacco segment include the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for these purposes, exclude the operations of Medallion.

Strategy
      Our strategy is to maximize shareholder value by increasing the profitability of our subsidiaries in the following ways:

Liggett

•	Capitalize upon Liggett’s cost advantage in the U.S. cigarette market due to the favorable treatment that it receives under settlement agreements with the state attorneys general and the Master Settlement Agreement,

•	Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (LIGGETT SELECT, GRAND PRIX and EVE) and utilize core brand equity to selectively build distribution,

•	Continue product development to provide the best quality products relative to other discount products in the marketplace,

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential,

•	Selectively expand the portfolio of private and control label partner brands utilizing a pricing strategy that offers long-term list price stability for customers,

•	Identify, develop and launch relevant new brands to the market in the future, and

•	Pursue strategic acquisitions of smaller tobacco manufacturers.

Vector Tobacco

•	Take a measured approach to expanding the market presence of the QUEST brand,

•	Continue to pursue the QUEST technology as a smoking cessation aid, and

•	Continue to conduct appropriate studies relating the reduction of carcinogens in cigarettes to reduced risk in smoking.

New Valley

•	Continue to grow Douglas Elliman operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities,

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns,

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means, and

•	Invest New Valley’s excess funds opportunistically in situations that we believe can maximize shareholder value.
Liggett Group LLC
      General. Liggett, which is the operating successor to the Liggett & Myers Tobacco Company, is currently the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina.
      Liggett manufactures and sells cigarettes in the United States. According to data from Management Science Associates, Inc., Liggett’s domestic shipments of approximately 8.2 billion cigarettes during 2005 accounted for 2.2% of the total cigarettes shipped in the United States during such year. This market share percentage represents a decrease of 0.1% from 2004 and a decrease of 0.3% from 2003. Historically, Liggett produced premium cigarettes as well as discount cigarettes (which include among others, control label, private label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-

recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace. This has led to some brands that were traditionally considered premium brands to become more appropriately categorized as branded discount, following list price reductions. Liggett’s EVE brand would fall into that category. All of Liggett’s unit volume in 2005 and 2004 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade.
      Liggett produces cigarettes in approximately 270 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the third largest brand in the deep discount category,

•	GRAND PRIX — the fastest growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
      In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing PYRAMID, a branded discount product which, at that time, sold for less than most other discount cigarettes. In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 44.6% of Liggett’s unit volume in 2005, 55.8% in 2004 and 50.9% in 2003. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment. According to Management Science Associates data, Liggett held a share of approximately 7.5% of the overall discount market segment for 2005 compared to 7.4% for 2004 and 7.3% for 2003.
      Liggett’s premium cigarettes represented approximately 6.2% in 2003 of Liggett’s revenues. According to Management Science Associates data, Liggett’s unit share of the premium market segment was approximately 0.3% in 2003. Until May 1999, Liggett produced four premium cigarette brands: L&M, CHESTERFIELD, LARK and EVE. As part of the Philip Morris brand transaction (which is further described below) which closed in May 1999, Liggett transferred the L&M, CHESTERFIELD and LARK brands.
      Effective February 1, 2004, Liggett reduced the EVE list price from the premium price level to the branded discount level. During 2003, the net list price for EVE was at the discount level after giving effect to promotional spending.
      In March 2005, Liggett Vector Brands announced an agreement with Circle K Stores, Inc., which operates over 2,200 convenience stores in the United States under the Circle K and Mac’s names, to supply MONTEGO, a deep discount brand, exclusively for the Circle K and Mac’s stores. The MONTEGO brand was the first to be offered under Liggett Vector Brands’ new “Partner Brands” program which offers customers quality product with long-term price stability. In November 2005, Liggett Vector Brands announced an agreement with Sunoco Inc., which operates over 800 Sunoco APlus branded convenience stores in the United States, to manufacture SILVER EAGLE. SILVER EAGLE, a deep discount brand, is exclusive to Sunoco and is the second brand to be offered under Liggett Vector Brands’ “Partner Brands” program.
      The source of industry data in this report is Management Science Associates, Inc., an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and distributors and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. Management Science Associates’ information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates developed by Management Science Associates. Effective June 2004, Management Science Associates made three changes in the information it reports as noted below and these changes are reflected in the information presented in this report:

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
      We believe that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market.
      In November 1999, Liggett acquired an industrial facility in Mebane, North Carolina. Liggett completed the relocation of its tobacco manufacturing operations from its old plant in Durham, North Carolina to the Mebane facility in October 2000. Since January 1, 2004, all of Vector Tobacco’s cigarette brands have been produced at the Mebane facility.
      At the present time, Liggett has no foreign operations. Liggett does not own the international rights to EVE, which is marketed by Philip Morris in foreign markets.
      Business Strategy. Liggett’s business strategy is to capitalize upon its cost advantage in the United States cigarette market due to the favorable treatment Liggett receives under its settlement agreements with the states and the Master Settlement Agreement. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (LIGGETT SELECT, GRAND PRIX and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product development to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek to increase efficiency by developing and adapting its organizational structure to maximize profit potential. Liggett intends to expand the portfolio of its private and control label and Partner Brands utilizing a pricing strategy that offers long-term list price stability for customers. In addition, Liggett may bring niche-driven brands to the market in the future.
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
      Liggett’s customers are primarily tobacco and candy distributors, the military, warehouse club chains, and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett, and approximately 90% of customers pay more rapidly through electronic funds transfer arrangements. Liggett’s largest single customer, Speedway SuperAmerica LLC, accounted for approximately 11.9% of its revenues in 2005, 13.8% of its revenues in 2004 and 16.6% of its revenues in 2003. Sales to this customer were primarily in the private label discount segment. Liggett’s contract with this customer currently extends through March 31, 2009.
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
      Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products may vary between premium and discount products. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett’s cigarettes, have historically been 30% to 35% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 2005, virtually all of Liggett’s commitments were for the purchase of foreign tobacco.
      Liggett’s cigarette manufacturing facilities in Mebane, North Carolina were designed for the execution of short production runs in a cost-effective manner, which enable Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett produces cigarettes in approximately 270 different brand styles under Eve’s trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores.
      The Mebane facility currently produces approximately 8.5 billion cigarettes per year, but maintains the capacity to produce approximately 16 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transferred production from the Timberlake facility, which has been sold, to the manufacturing facility in Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, approximately 150 manufacturing and administrative positions were eliminated.
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
      Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, in recent years, a number of these smaller companies have been able to overcome these competitive barriers due to excess production capacity in the industry and the cost advantage for certain manufacturers and importers resulting from the Master Settlement Agreement.
      Many smaller manufacturers and importers that are not parties to the Master Settlement Agreement have only recently started to be impacted by the statutes enacted pursuant to the Master Settlement Agreement and to see a resultant decrease in volume after years of growth. Liggett’s management believes, while these companies still have significant market share through competitive discounting in this segment, they are losing their cost advantage as their payment obligations under these statutes increase and are more effectively enforced by the states, through implementation of allocable share legislation.
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
      According to Management Science Associates’ data, the unit sales of Philip Morris, Reynolds American and Lorillard accounted in the aggregate for approximately 86.1% of the domestic cigarette market in 2005. Liggett’s domestic shipments of approximately 8.2 billion cigarettes during 2005 accounted for 2.2% of the approximately 381 billion cigarettes shipped in the United States during that year, compared to 9 billion cigarettes in 2004 (2.3%) and 9.8 billion cigarettes (2.4%) during 2003.
      Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 3.4% (13 billion units) in 2005. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to high cigarette price levels in recent years.
      Historically, because of their dominant market share, Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices in line with the levels established by these two major manufacturers. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. Recent discounting by manufacturers has been far greater than historical levels, and the actual price gap between premium and deep-discount cigarettes has changed accordingly. This has led to shifts in price segment performance depending upon the actual price gaps of products at retail.
      In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction will further consolidate the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American, who had a combined market share of approximately 76.9% at December 31, 2005. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows.

      Acquisition of Medallion. In April 2002, a subsidiary of ours acquired the stock of The Medallion Company, Inc., and related assets from Gary L. Hall, Medallion’s principal stockholder. The total purchase price consisted of $50 million in cash and $60 million in notes, with the notes guaranteed by us and Liggett. Medallion is a discount cigarette manufacturer selling product in the deep discount category, primarily under the USA brand name. Medallion is a participating manufacturer under the Master Settlement Agreement. Medallion has no payment obligations under the Master Settlement Agreement unless its market share exceeds approximately 0.28% of total cigarettes sold in the United States (approximately 1.1 billion cigarettes in 2005).
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
      Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and we recognized a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. As discussed in Note 10 to our consolidated financial statements, the Internal Revenue Service has issued to us a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.
Vector Tobacco Inc.
      Vector Tobacco, a wholly-owned subsidiary of VGR Holding, is engaged in the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products.
      QUEST. In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in both menthol and non-menthol styles. Each QUEST style (regular and menthol) offers three different packagings, with decreasing amounts of nicotine — QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary, patented and patent pending processes and materials that enable the production of cigarettes with nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparably to other premium brands.
      QUEST was initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by point-of-purchase awareness campaigns. Vector Tobacco has established a website, www.questcigs.com, to provide adult smokers with additional information about QUEST.
      The premium segment of the tobacco industry continues to experience intense competitive activity, with significant discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In January 2004, QUEST and QUEST Menthol were introduced into an expansion market in Arizona, which accounts for approximately 2% of the industry volume nationwide.
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
      QUEST brand cigarettes are currently marketed to permit adult smokers, who wish to continue smoking, to gradually reduce their intake of nicotine. The products are not labeled or advertised for smoking cessation and Vector Tobacco makes no claims that QUEST is safer than other cigarette products.

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
      During 2002, acceptance of OMNI in the marketplace was limited, with revenues of approximately $5.1 million on sales of 70.7 million units. During 2003, OMNI sales activity was minimal as Vector Tobacco was not actively marketing the OMNI product, and the product is not currently being distributed. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI with consumers through the “reduced carcinogen” message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies relating OMNI’s reduction of carcinogens to reduced risk in smokers and, based on these studies, management will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success.
      OMNI cigarettes are produced using a patented technology developed by Vector Tobacco. Traditional tobacco is treated with a complex catalytic system that significantly reduces the levels of certain carcinogens and other toxins. Additionally, OMNI employs the use of an innovative carbon filter, which reduces a wide range of harmful compounds in smoke, yet has no impact on OMNI’s premium taste. Vector Tobacco is committed to continuing its research to find new, innovative ways to further reduce carcinogens as well as other identified substances that may play a role in smoking-related diseases.
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
      Manufacturing and Marketing. The QUEST brands are priced as premium cigarettes and marketed by the sales representatives of Liggett Vector Brands, which coordinates and executes the sales and marketing efforts for all our tobacco operations. In the fourth quarter of 2002, Vector Tobacco began production of QUEST at a facility it had purchased in Timberlake, North Carolina, and converted into a modern cigarette manufacturing plant. In October 2003, we announced that we would close Vector Tobacco’s Timberlake facility in order to reduce excess cigarette production capacity and improve operating efficiencies company-wide. As of January 1, 2004, production of QUEST and Vector Tobacco’s other cigarette brands was moved to Liggett’s state-of-the-art manufacturing facility in Mebane, North Carolina.
      The Mebane facility currently produces approximately 8.5 billion cigarettes per year, but maintains the capacity to produce approximately 16 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce its cigarettes and has transferred production from Timberlake to Mebane. All production ceased at Timberlake by December 31, 2003. As part of the transition, approximately 150 manufacturing and administrative positions were eliminated.
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
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of the Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25.8 million. In connection with the closing, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $0.4 million, all of which was recognized by the Company in 2004. Approximately $5.2 million of the proceeds from the sale were used at closing to retire debt secured by the Timberlake property.
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
      Annual cost savings related to the Timberlake restructuring and impairment charges and the actions taken at Liggett Vector Brands in the first half of 2004 were estimated to be at least $23 million beginning in 2004. Management believes that the anticipated annual cost savings have been achieved beginning in 2004.
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
      As a result of the actions announced in October 2004, management believes we have realized annual cost savings of approximately $30 million beginning in 2005. We recognized pre-tax restructuring charges of

$10.6 million in 2004. Approximately $5.7 million of the charges related to employee severance and benefit costs and approximately $4.9 million to contract termination and other associated costs. Approximately $2.5 million of these charges represented non-cash items. Additionally, we incurred other charges in 2004 for various compensation and related payments to employees which were related to the restructuring. These charges of $1.7 million were included in operating, selling, administrative and general expenses. Management will continue to review opportunities for additional cost savings in our tobacco business.
      The OMNI product used traditional tobaccos, and the QUEST 3 product uses genetically modified tobacco grown specifically for Vector Tobacco. The Quest 1 and 2 products use a mixture of genetically modified tobacco and traditional tobaccos.
      The introduction of the QUEST and OMNI brands required the expenditure of substantial sums for advertising and sales promotion. The advertising media used included age appropriate magazines, newspapers, direct mail and point-of-sale display materials. Sales promotion activities were conducted by distribution of store coupons, point-of-sale display and advertising, advertising in print media, and personal contact with distributors, retailers and consumers.
      Expenditures by Vector Tobacco for research and development activities were $9.0 million in 2005, $8.1 million in 2004 and $9.8 million in 2003.
      Competition. Vector Tobacco’s competitors generally have substantially greater resources than it, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced that it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke and have been pursuing patents for its technology. RJR Tobacco has disclosed that a primary focus for its research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco has stated that it continues to sell in limited distribution throughout the country a brand of cigarettes that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with the low nicotine, nicotine-free and reduced risk products that Vector Tobacco currently markets or may develop.
      Intellectual Property. Vector Tobacco is the exclusive sublicensee of technology for reducing or eliminating nicotine in tobacco through certain genetic engineering techniques. Patents encompassing this technology have been issued in the United States and more than 70 countries. Patent applications encompassing this technology remain pending in the United States and various other countries around the world.
      Vector Tobacco has filed patent applications in the United States, Europe, Japan and Hong Kong relating to the use of palladium and other compounds to reduce the presence of carcinogens and other toxins. Patents encompassing this technology have been issued in the United States.
      Research related to the biological basis of tobacco-related disease is being conducted at Vector Tobacco and together with third-party collaborators. This research is being directed by Dr. Anthony P. Albino, Vector Tobacco’s Senior Vice President of Public Health Affairs. Vector Tobacco believes that as this research progresses, it may generate additional intellectual property. Vector Tobacco has filed international patent applications directed to technology arising from this research.
      Risks. Vector Tobacco’s new product initiatives are subject to substantial risks, uncertainties and contingencies which include, without limitation, the challenges inherent in new product development initiatives, the ability to raise capital and manage the growth of its business, recovery of costs of inventory, the need to obtain Food and Drug Administration approval to market QUEST as a smoking cessation product, potential disputes concerning Vector Tobacco’s intellectual property, intellectual property of third parties, potential extensive government regulation or prohibition, third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims, potential delays in obtaining tobacco, other raw materials and any technology needed to produce Vector Tobacco’s products, market acceptance of Vector

Tobacco’s products, competition from companies with greater resources and the dependence on key employees. See Item 1A. “Risk Factors”.
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
      In October 2004, federal legislation was enacted which abolished the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.1 billion over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s assessment was approximately $25 million for the first year of the program which began January 1, 2005, including a special federal quota stock liquidation assessment of $5.2 million. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
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
      In February 1996, the United States Trade Representative issued an “advance notice of proposed rule making” concerning how tobacco imported under a previously established tobacco tariff rate quota should be allocated. Currently, tobacco imported under the quota is allocated on a “first-come, first-served” basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an “end-user licensing” system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on us.
      A wide variety of federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. For example, many local laws prohibit smoking in restaurants and other public places, and many employers have initiated programs restricting or eliminating smoking in the workplace. There are various other legislative efforts pending on the federal and state level which seek to, among other things, eliminate smoking in public places, further restrict displays and advertising of cigarettes, require additional warnings, including graphic warnings, on cigarette packaging and advertising, ban vending machine sales and curtail affirmative defenses of tobacco companies in product liability litigation. This trend has had, and is likely to continue to have, an adverse effect on us.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with the current federal excise tax, may currently exceed $4.00 per pack. In 2005, nine states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. We believe that increases in excise and similar taxes have had an adverse effect on sales of cigarettes.
      Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont and California have passed similar laws utilizing the same technical standards, to become effective on May 1, 2006 and June 1, 2007, respectively. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the Federal Trade Commission and the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on Vector Tobacco’s business, operating results and prospects.
      The cigarette industry continues to be challenged on numerous fronts. The industry is facing increased pressure from anti-smoking groups and continued smoking and health litigation, including private class action litigation and health care cost recovery actions brought by governmental entities and other third parties, the effects of which, at this time, we are unable to evaluate. As of December 31, 2005, there were approximately 268 individual suits, approximately 11 purported class actions or actions where class certification has been sought and approximately eight governmental and other third-party payor health care recovery actions pending in the United States in which Liggett was a named defendant. In addition to these cases, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated for trial on some common related issues before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. There are five individual actions where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $0.5 million against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $0.8 million. Liggett has appealed the verdict. The plaintiffs’ allegations of liability in those cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity and violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state racketeering statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.

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
      In September 1999, the United States government commenced litigation against Liggett and the other major tobacco companies in the United States District Court for the District of Columbia. The action seeks to recover an unspecified amount of health care costs paid for and furnished, and to be paid for and furnished, by the federal government for lung cancer, heart disease, emphysema and other smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants, to restrain defendants and co-conspirators from engaging in fraud and other unlawful conduct in the future, and to compel defendants to disgorge the proceeds of their unlawful conduct. The complaint alleges that such costs total more than $20 billion annually. The action asserted claims under three federal statutes: the Medical Care Recovery Act, the Medicare Secondary Payer provisions of the Social Security Act and RICO. In September 2000, the court dismissed the government’s claims based on the Medical Care Recovery Act and the Medicare Secondary Payor provisions, reaffirming its decision in July 2001. In the September 2000 ruling, the court also determined not to dismiss the government’s RICO claims, under which the government continues to seek court relief to restrain the defendant tobacco companies from allegedly engaging in fraud and other unlawful conduct and to compel disgorgement. In a January 2003 filing with the court, the government alleged that disgorgement by defendants of approximately $289 billion is an appropriate remedy in the case. In February 2005, the United States Court of Appeals for the District of Columbia upheld the defendants’ motion for summary judgment to dismiss the government’s disgorgement claim, ruling that disgorgement is not an available remedy in a civil RICO action. In April 2005, the appellate court denied the government’s request that the disgorgement ruling be reconsidered by the full court. In October 2005, the United States Supreme Court declined to review this decision, although the government could again seek review of this issue following a verdict.
      Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. The relief can be grouped into four categories: (1) $14 billion for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005.
      Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants’ price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants’ motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas state court, in the case of Smith v. Philip Morris Companies Inc., et al., granted class certification in November 2001. In April 2003, plaintiffs’ motion for class certification was granted in Romero v. Philip Morris Companies Inc., the case pending in New Mexico state court. In February 2005, the New Mexico Supreme Court affirmed the trial court’s certification order. Liggett is a defendant in both the Kansas and New Mexico cases.
      In 1996, 1997 and 1998, Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Liggett from all smoking-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
      In November 1998, Philip Morris, RJR Tobacco, Brown & Williamson, Lorillard and Liggett entered into the Master Settlement Agreement with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those settling jurisdictions. As described above, Liggett had previous settlements with a number of these settling states. The Master Settlement Agreement received final judicial approval in each settling jurisdiction.
      Liggett has no payment obligations under the Master Settlement Agreement unless its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the Master Settlement Agreement except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to Management Science Associates data, domestic shipments by Liggett and Vector Tobacco accounted for 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003, 2.3% during 2004 and 2.2% during 2005. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their respective base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that paid during such following year by the original participating manufacturers under the payment provisions of the Master Settlement Agreement, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31.1 million for their 2001 Master Settlement Agreement obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37.5 million for their 2002 Master Settlement Agreement obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their Master Settlement Agreement payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco reached a settlement with the jurisdictions party to the Master Settlement Agreement whereby Liggett and Vector Tobacco agreed to pay $2.5 million in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50.3 million for their 2003 Master Settlement Agreement obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 Master Settlement Agreement obligations. Liggett and Vector Tobacco have expensed $14,924 for their estimated Master Settlement Agreement obligations for 2005 as part of cost of goods sold. As of December 31, 2005, Liggett and Vector Tobacco have disputed assessments under the Master Settlement Agreement related to failure to receive credit for market share loss to non-participating manufacturers of $6.5 million for 2003, $3.7 million for 2004 and approximately $0.8 million for 2005. These disputed amounts have not been accrued in the accompanying consolidated financial statements.
      Under the payment provisions of the Master Settlement Agreement, participating manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Year	Amount

2006 - 2007	$8.0 billion
2008 and each year thereafter	$9.0 billion
These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the Master Settlement Agreement are the several, and not joint, obligations of each participating manufacturer and are not the responsibility of any parent or affiliate of a participating manufacturer.
      In October 2004, Liggett was notified that all participating manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $9.4 million for the periods 2001 through 2004, and require Liggett to pay an additional amount of approximately $2.8 million in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement.
      Liggett has objected to this retroactive change, and has disputed the change in methodology. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible for several reasons, including that:

•	utilization of “net” unit amounts is not required by the Master Settlement Agreement (as reflected by, among other things, the utilization of “gross” unit amounts for the past six years),

•	such a change is not authorized without the consent of affected parties to the Master Settlement Agreement,

•	the Master Settlement Agreement provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption), and

•	Liggett and others have relied upon the calculations based on “gross” unit amounts for the past six years.
No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
      The Master Settlement Agreement replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the Master Settlement Agreement, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained “most favored nation” provisions, which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett is entitled to the most favorable provisions as between the Master Settlement Agreement and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the Master Settlement Agreement.
      In 2003, in order to resolve any potential issues with the State of Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100,000 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In November 2005, Florida made a revised offer that Liggett pay Florida $4.25 million to resolve all matters through December 31, 2005, and pay Florida $0.17 per pack on all Liggett cigarettes sold in Florida beginning January 1, 2006. After further discussions, Florida’s most recent offer is that Liggett pay a total of $3.5 million in four annual payments, $1 million for the first three years and $0.5 million in the fourth year, and defer further discussion of any alleged future obligations until the end of Florida’s 2006 legislative session. Liggett has not yet responded to this most recent offer from Florida and there can be no assurance that a settlement will be reached. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by the State of Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2.0 million accrued for the year ended December 31, 2005 in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
      Cigarette manufacturers that have not signed the Master Settlement Agreement (“non-participating manufacturers”) are required by law to make escrow deposits in each settling state where they sell cigarettes. The amount of escrow deposit is based on the number of cigarettes the non-participating manufacturer sells in the settling state. The escrow deposits are intended as a source of funds to pay potential future judgments against the non-participating manufacturers for smoking-related healthcare costs. Forty-six states have passed legislation intended to prevent non-participating manufacturers from evading their escrow deposit obligations. Under this legislation, distributors are prohibited from selling or applying excise tax stamps to any cigarette brand that is not on a state-approved list. In order for a brand to be on the state-approved list, the manufacturer must be a compliant party to the Master Settlement Agreement, or must be a non-participating manufacturer that has made all required escrow deposits. Failure to make escrow deposits in a settling state could result in the loss of a non-participating manufacturer’s ability to sell tobacco products in that state. Additionally, 44 states have enacted, and several other states have pending, legislation, known as an “allocable share” amendment, that is designed to correct a loophole in the settling states’ escrow statutes. The loophole allows many non-participating manufacturers to obtain a refund of monies deposited into escrow, and thereby reduce, in many cases substantially, the amounts they deposit into escrow.
      There is a suit pending against New York state officials, in which importers of cigarettes allege that the Master Settlement Agreement and certain New York statutes enacted in connection with the Master Settlement Agreement violate federal antitrust law. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the Master Settlement Agreement and certain related New York statutes, but the court issued a preliminary injunction against the “allocable share” provision of the New York escrow statute. In addition, similar lawsuits are pending in Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma. Liggett is not a defendant in these cases.
      In August 2004, we announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intend to initiate proceedings against one or more of settling states for violating the terms of the Master Settlement Agreement. Our subsidiaries allege that the settling states violated their rights and the Master Settlement Agreement by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a/ General Tobacco when, on August 19, 2004, the settling states entered into an agreement with General Tobacco allowing it to become a subsequent participating manufacturer under the Master Settlement Agreement. General Tobacco imports discount cigarettes manufactured in Colombia, South America.
      In the notice sent to the Attorneys General, our subsidiaries indicate that they will seek to enforce the terms of the Master Settlement Agreement, void the General Tobacco agreement and enjoin the settling states and National Association of Attorneys General from listing General Tobacco as a participating manufacturer on their websites. Several subsequent participating manufacturers, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the Master Settlement Agreement with respect to General Tobacco. On January 26, 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were reasonable and not in violation of the Master Settlement Agreement. The judge also found that the subsequent participating manufacturers, under these circumstances, were not entitled to most favored nation treatment. These subsequent participating manufacturers have given notice of appeal in this case.

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
      See Note 13 to our consolidated financial statements, which contain a description of legislation, regulation and litigation and of the Master Settlement Agreement and Liggett’s other settlements.
New Valley LLC
      New Valley LLC, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York City metropolitan area. New Valley also holds, through its New Valley Realty Division, a 50% interest in the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii, and a 50% interest in the St. Regis Hotel in Washington, D.C. In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton, New Jersey.
      In December 2005, we completed an exchange offer and subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley Corporation that we did not already own. As result of these transactions, New Valley Corporation became our wholly-owned subsidiary and each outstanding New Valley Corporation common share was exchanged for 0.54 shares of our common stock. A total of approximately 5.05 million of our common shares were issued to the New Valley Corporation shareholders in the transactions. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation. Prior to these transactions, New Valley Corporation was registered under the Securities Exchange Act of 1934 and filed periodic reports and other information with the SEC.

      New Valley Corporation was originally organized under the laws of New York in 1851 and operated for many years under the name “Western Union Corporation”. In 1991, bankruptcy proceedings were commenced against New Valley Corporation. In January 1995, New Valley Corporation emerged from bankruptcy. As part of the plan of reorganization, New Valley Corporation sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

Business Strategy
      The business strategy of New Valley is to continue to operate its real estate business, to acquire additional real estate properties and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. New Valley may also seek from time to time to dispose of such businesses and properties when favorable market conditions exist. New Valley’s cash and investments are available for general corporate purposes, including for acquisition purposes.
      As a result of the sale of the office buildings in February 2005, New Valley’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2003 and 2004, have been treated as discontinued operations in the accompanying consolidated financial statements.

Douglas Elliman Realty, LLC
      During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, which conducts business as Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. In October 2004, upon receipt of required regulatory approvals, the former owners of Douglas Elliman Realty contributed to Douglas Elliman Realty their interests in the related mortgage company.
      In March 2003, Douglas Elliman Realty purchased the New York City — based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had a principal amount of $9.5 million, bears interest at 12% per annum and is due in March 2013. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.
      We account for our interest in Douglas Elliman Realty on the equity method. We recorded income of $11.2 million in 2005, $11.6 million in 2004 and $1.2 million in 2003 associated with Douglas Elliman Realty. Equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and, prior to October 1, 2004, 44% of the mortgage company’s results from operations.
      Real Estate Brokerage Business. Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 66 offices with more than 3,300 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $11.1 billion of real estate in 2005, approximately $10 billion of real estate in 2004 and approximately $6.8 billion of real estate in 2003. In 2005, Douglas Elliman Realty was ranked as the seventh largest residential brokerage company in the United States based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $330.0 million in 2005, $286.8 million in 2004 and $179.9 million in 2003.
      Douglas Elliman was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 16 New York City offices, with more than 1,375 real estate agents, and had sales volume of approximately $6.3 billion of real estate in 2005, approximately $5.9 billion of real estate in 2004 and approximately $4 billion in 2003.
      Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 50 offices and more than 1,934 real estate agents. During 2005, Prudential Douglas Elliman Real Estate closed approximately 8,254 transactions, representing sales volume of approximately $4.7 billion of real estate. This compared to approximately 7,975 transactions closed in 2004, representing approximately $4.2 billion of real estate, and approximately 6,955 transactions closed in 2003, representing approximately $2.8 billion in real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.
      Douglas Elliman and Prudential Douglas Elliman Real Estate both act as a broker or agent in residential real estate transactions. In performing these services, the companies have historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the companies a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The two companies also offer buyer brokerage services. When acting as a broker for the buyer, their services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the companies which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the companies may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. Their sales and marketing services are mostly provided by licensed real estate sales associates who have entered into independent contractor agreements with the companies. The companies recognize revenue and commission expenses upon the consummation of the real estate sale.
      The two brokerage companies also offer relocation services to employers, which provide a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees’ existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.
      As part of the brokerage companies’ franchise agreement with Prudential, its subsidiaries have an agreement with Prudential Relocation Services, Inc. to provide relocation services to the Prudential network. The companies anticipate that participation in Prudential network will continue to provide new relocation opportunities with firms on a national level.
      Preferred Empire Mortgage Company is engaged in the residential mortgage brokerage business, which involves the origination of loans for one-to-four family residences. Preferred Empire primarily originates loans for purchases of properties located on Long Island and in New York City. Approximately one-half of these loans are for home sales transactions in which Prudential Douglas Elliman Real Estate acts as a broker. The term “origination” refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. Preferred Empire’s revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as “points”, and application and other fees paid by the borrowers. Preferred Empire recognizes mortgage origination revenues and costs when the mortgage loan is consummated.
      Marketing. As members of The Prudential Real Estate Affiliates, Inc., Douglas Elliman and Prudential Douglas Elliman Real Estate offer real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business and their mortgage business.
      Competition. The real estate brokerage business is highly competitive. However, Douglas Elliman and Prudential Douglas Elliman Real Estate believe that their ability to offer their customers a range of inter-related services and their level of residential real estate sales and marketing help position them to meet the competition and improve their market share.
      In the two brokerage companies’ traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/ MAX and Coldwell Banker. The companies believe that their major competitors in 2006 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
      Both companies’ relocation businesses are fully integrated with their residential real estate sales and marketing business. Accordingly, their major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is likewise based primarily on level of service, reputation, personal contact and, recently to a greater degree, price.
      In its mortgage loan origination business, Preferred Empire competes with other mortgage originators, such as mortgage brokers, mortgage bankers, state and national banks, and thrift institutions. Because Preferred Empire does not fund, sell or service mortgage loans, many of Preferred Empire’s competitors for mortgage services have substantially greater resources than Preferred Empire.
      Government Regulation. Several facets of real estate brokerage businesses are subject to government regulation. For example, their real estate sales and marketing divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, their real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the real estate brokerage operations of Douglas Elliman and Prudential Douglas Elliman Real Estate into new geographic markets may subject them to similar licensing requirements in other states.
      A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning, and other land use restrictions, which can materially impact the marketability of certain real estate. However, Douglas Elliman and Prudential Douglas Elliman Real Estate do not believe that compliance with environmental, zoning and land use laws and regulations has had, or will have, a materially adverse effect on their financial condition or operations.
      In Preferred Empire’s mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting Preferred Empire’s mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, and as a result, Preferred Empire is required to submit annual audited financial statements to the New York Commissioner of Banks and maintain a minimum net worth of $50,000. As of December 31, 2005, Preferred

Empire was in compliance with these requirements. Preferred Empire is also licensed as a mortgage broker in Connecticut and New Jersey.
      Neither Douglas Elliman nor Prudential Douglas Elliman Real Estate is aware of any material licensing or other government regulatory requirements governing its relocation business, except to the extent that such business also involves the rendering of real estate brokerage services, the licensing and regulation of which are described above.
      Franchises and Trade Names. In December 2002, Prudential Douglas Elliman Real Estate renewed for an additional ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, in New York for the counties of Nassau and Suffolk on Long Island. In addition, in June 2004, Prudential Douglas Elliman Real Estate was granted an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, with respect to the boroughs of Brooklyn and Queens. In March 2003, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, for Manhattan.
      The “Douglas Elliman” trade name is a registered trademark in the United States. The name has been synonymous with the most exacting standards of excellence in the real estate industry since Douglas Elliman’s formation in 1911. Other trademarks used extensively in Douglas Elliman’s business, which are owned by Douglas Elliman Realty and registered in the United States, include “We are New York”, “Bringing People and Places Together”, “If You Clicked Here You’d Be Home Now” and “Picture Yourself in the Perfect Home”.
      The “Prudential” name and the tagline “From Manhattan to Montauk” are used extensively in both the Prudential Douglas Elliman Real Estate and Douglas Elliman businesses. In addition, Prudential Douglas Elliman Real Estate continues to use the trade names of certain companies that it has acquired.
      Residential Property Management Business. Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing according to a survey in the February 2004 issue of The Cooperator. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 45,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. The company is seeking to continue to expand its property management business in the Long Island market during 2006. Among the notable properties currently managed are the Dakota, Museum Tower, Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 250 people, of whom approximately 150 work at the company’s headquarters and the remainder at remote site offices in the New York metropolitan area.

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
      In February 2005, New Valley completed the sale of the two office buildings for $71.5 million to an entity advised by Falcon Real Estate Investment Company, L.P. New Valley retired the outstanding mortgage on the property ($39.2 million principal amount at December 31, 2004) at closing with the proceeds of the sale. As a result of the sale, New Valley’s real estate leasing operations have been treated as discontinued operations in the accompanying consolidated financial statements.
      Hawaiian Hotel. In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $11.9 million in the project and had committed to make additional investments of up to an aggregate of $0.6 million as of December 31, 2005. We account for our investment in Koa Investors under the equity method and recorded losses of $3.5 million in 2005, $1.8 million in 2004 and $0.3 million in 2003 associated with the Kona Surf Hotel. Koa Investors’ losses in 2004 primarily represented losses from operations and management fees. Koa Investors’ losses in 2003 primarily represented management fees. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa anticipates that the hotel will continue to experience operating losses during its opening phase.
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
      A subsidiary of Koa Investors has entered into an agreement with Sheraton Operating Corporation, a subsidiary of Starwood Hotels and Resorts Worldwide, Inc., for Sheraton to manage the hotel. Following a major renovation, the property reopened in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star family resort with 521 rooms. The renovation of the property included comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and spa, retail stores and new restaurants. A 10,000 square foot convention center, wedding chapel and other revenue producing amenities were also restored. In April 2004, a subsidiary of Koa Investors closed on a $57 million construction loan to fund the renovation.
      In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82 million at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57 million construction loan and distributed a portion of the proceeds to its members, including $5.5 million to New Valley. As a result of the refinancing, we suspended our recognition of equity losses in Koa Investors to the extent such losses exceed our basis plus any commitment to make additional investments, which totaled $0.6 million at December 31, 2005.
      St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47 million in August 2005. New Valley, which holds a 50% interest in Hotel LLC, had invested $6.25 million in the project and had committed to make additional investments of up to $3.75 million at December 31, 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50 million of senior and subordinated debt.
      We account for our interest in Hotel LLC under the equity method and recorded a loss of $0.2 million for 2005. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.
      In the event that Hotel LLC makes distributions of cash, New Valley is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 11% internal rate of return (IRR), compounded quarterly. New Valley is then entitled to 35% of subsequent cash distributions until it has achieved an annual 22% IRR. New Valley is then entitled to 30% of subsequent cash distributions until it has achieved an annual 32% IRR. After New Valley has achieved an annual 35% IRR, New Valley is then entitled to 25% of subsequent cash distributions.

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

      On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. (“LTS”). New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bore interest at 7.5% per annum and were convertible into shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS common stock from the former Chairman of LTS for $1.00 per share. To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., LTS borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of 8.5% senior convertible notes due December 31, 2005. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, on a basic and fully diluted basis, respectively. LTS (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.
      In December 2001, New Valley distributed its 22,543,158 shares of LTS common stock to holders of New Valley common shares through a special dividend. At the same time, we distributed the 12,694,929 shares of LTS common stock, that we received from New Valley, to the holders of our common stock as a special dividend. Our stockholders received 0.348 of a LTS share for each share of ours.
      In 2002, LTS borrowed a total of $5 million from New Valley. The loans, which bore interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS received at least $5 million in total proceeds. In November 2002, New Valley agreed, in connection with a $3.5 million loan to LTS by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.
      New Valley evaluated its ability to collect its notes receivable and related interest from LTS at September 30, 2002. These notes receivable included the $5 million of notes issued in 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on the then current trends in the broker-dealer industry and LTS’s operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.
      In November 2004, New Valley entered into a debt conversion agreement with LTS and the other remaining holder of the convertible notes. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18 million, together with the accrued interest, into common stock of LTS. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5 million of LTS common stock at $0.45 per share.
      The note conversion transaction was approved by the LTS shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9.9 million of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares.
      LTS borrowed $1.75 million from New Valley in 2004 and an additional $1.75 million in the first quarter 2005. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of LTS common stock.
      On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special dividend. On the same date, we distributed the 10,947,448 shares of LTS common stock that we received from New Valley to the holders of our common stock as a special dividend. Our stockholders of record on March 18, 2005 received approximately 0.23 of a LTS share for each share of ours.
      Following the distribution, New Valley continues to hold the 11,111,111 shares of LTS common stock (approximately 7.8% of the outstanding shares), the $5 million of LTS’s notes due December 31, 2006 and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per share.

      Four of our directors, Howard M. Lorber, Henry C. Beinstein, Robert J. Eide and Jeffrey S. Podell, also serve as directors of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS. Bennett S. LeBow, our Executive Chairman, served as a director of LTS until September 2003.

Long-Term Investments
      As of December 31, 2005, long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $7.8 million. New Valley has committed to make an additional investment in one of these limited partnerships of up to $0.6 million.
Employees
      At December 31, 2005, we had approximately 450 employees, of whom approximately 277 were employed at Liggett’s Mebane facility, approximately 30 were employed by Vector Tobacco and Vector Research and approximately 126 were employed by Liggett Vector Brands. Approximately 46% of our employees are hourly employees who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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

Item 1A.	Risk Factors
      Our business faces many risks. We have described below some of the more significant risks which we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, financial condition or equity of us or one or more of our subsidiaries, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all of the information included in this report and any subsequent reports that we may file with the Securities and Exchange Commission or make available to the public before investing in any securities issued by us.
We and our subsidiaries have a substantial amount of indebtedness.
      We and our subsidiaries have significant indebtedness and debt service obligations. At December 31, 2005, we and our subsidiaries had total outstanding indebtedness (including embedded derivative liability and beneficial conversion feature related to convertible notes) of $306.2 million. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
      We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding and New Valley. In addition to our own cash resources, our ability to pay interest on our convertible notes and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett, its wholly-owned subsidiary, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement permits Liggett to pay cash dividends to VGR Holding only if Liggett’s borrowing availability exceeds $5 million for the 30 days prior to payment of the dividend and immediately after giving effect to the dividend, and so long as no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement.
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
      In connection with the 1998 and 1999 transaction with Philip Morris Incorporated, in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, or Trademarks, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294.1 million in our consolidated financial statements and established a deferred tax liability of $103.1 million relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150 million and $129.9 million, respectively, rather than upon the exercise of the options during either of the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $127 million, including interest, net of tax benefits, through December 31, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. In addition, we have filed a protest with the Appeals Division of the Internal Revenue Service. Although no payment is due with respect to these matters during the appeal process, interest is accruing on the disputed amounts.
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
      Liggett is considerably smaller and has fewer resources than its major competitors and, as a result, has a more limited ability to respond to market developments. Management Science Associates data indicate that the three largest cigarette manufacturers controlled approximately 86.1% of the United States cigarette market during 2005. Philip Morris is the largest and most profitable manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had approximately 62.7% of the premium segment and 48.7% of the total domestic market during 2005. During 2005, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 2.2%. Philip Morris and RJR Tobacco (which is now part of Reynolds American), the two largest cigarette manufacturers, have historically, because of their dominant market share, been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused the other cigarette manufacturers to bring their prices into line with the levels established by these two major manufacturers.
      In July 2004, RJR Tobacco and Brown & Williamson, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create Reynolds American. This transaction has further consolidated the dominance of the domestic cigarette market by Philip Morris and the newly created Reynolds American, who had a combined market share of approximately 76.9% at December 31, 2005. This concentration of United States market share could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse affect on their sales volume, operating income and cash flows, which in turn could negatively affect the value of our common stock.
Liggett’s business is highly dependent on the discount cigarette segment.
      Liggett depends more on sales in the discount cigarette segment of the market, relative to the full-price premium segment, than its major competitors. All of Liggett’s unit volume in 2005 and 2004 were generated in the discount segment. The discount segment is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While the three major manufacturers all compete with Liggett in the discount segment of the market, the strongest competition for market share has recently come from a group of small manufacturers and importers, most of which sell low quality, deep discount cigarettes. While Liggett’s share of the discount market increased to 7.5% in 2005 from 7.4% in 2004 and 7.3% in 2003, Management Science Associates data indicate that the discount market share of these other smaller manufacturers and importers was approximately 38.0% in 2005, 39.4% in 2004 and 37.8% in 2003. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected, which in turn could negatively affect the value of our common stock.
Liggett’s market share is susceptible to decline.
      In years prior to 2000, Liggett suffered a substantial decline in unit sales and associated market share. Liggett’s unit sales and market share increased during each of 2000, 2001 and 2002, and its market share increased in 2003 while its unit sales declined. During 2004 and 2005, Liggett’s unit sales and market share declined compared to the prior year. This earlier market share erosion resulted in part from Liggett’s highly leveraged capital structure that existed until December 1998 and its limited ability to match other competitors’ wholesale and retail trade programs, obtain retail shelf space for its products and advertise its brands. The decline in recent years also resulted from adverse developments in the tobacco industry, intense competition and changes in consumer preferences. According to Management Science Associates data, Liggett’s overall domestic market share during 2005 was 2.2% compared to 2.3% during 2004 and 2.4% during 2003. Liggett’s share of the premium segment was 0.2% in 2003, and its share of the discount segment during 2005 was 7.5%, up from 7.4% in 2004 and 7.3% in 2003. If Liggett’s market share continues to decline, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods.
      Industry-wide shipments of cigarettes in the United States have been generally declining for a number of years, with published industry sources estimating that domestic industry-wide shipments decreased by approximately 3.4% during 2005. According to Management Science Associates data, domestic industry-wide shipments decreased by 1.7% in 2004 compared to 2003. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will generally continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as federal and state excise tax increases and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Litigation and regulation will continue to harm the tobacco industry.
      The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2005, there were approximately 268 individual suits, 11 purported class actions and eight governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit has been filed by the United States federal government seeking disgorgement of approximately $289 billion from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. In October 2005, the United States Supreme Court declined to review this decision. Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. That relief can be grouped into four categories: (1) $14 billion for a cessation and counter marketing program; (2) so-called “corrective statements”; (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005. In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated for trial on some common related issues before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico alleging antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “light” and “ultralights” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005. In November 2005, the Court issued an opinion permitting plaintiffs to seek fluid recovery damages if class certification is granted. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. Although trial was scheduled to commence in January 2006, the judge has allowed an additional period for discovery before deciding the class certification issue.
      There are five individual actions where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a jury in a Florida state court action awarded compensatory damages of $0.5 million against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $0.8 million. Liggett has appealed the verdict. In March 2005, in another case in Florida state court in which Liggett is the only defendant, the court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed. In March 2006, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff may appeal.
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
      In recent years, there have been a number of proposed restrictive regulatory actions from various federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation, which in turn could negatively affect the value of our common stock.
Liggett may have additional payment obligations under the Master Settlement Agreement and its other settlement agreements with the states.
      In October 2004, Liggett was notified that all participating manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $9.4 million for the periods 2001 through 2004, and require Liggett to pay an additional amount of approximately $2.8 million in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible and has objected to the change. Liggett has disputed the change in methodology. No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
      On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28.7 million in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11.7 million of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $17.0 million. Of the disputed amount, Liggett paid $9.3 million into the disputed payments account under the Master Settlement Agreement and withheld from payment $7.7 million. The $9.3 million paid into the disputed payments account represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers. The $7.7 million withheld from payment represents $5.3 million claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for market share loss to non-participating manufacturers and $2.4 million relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. On May 31, 2005, New York State filed a motion on behalf of the settling states in New York state court seeking to compel Liggett and the other subsequent participating manufacturers that paid into the disputed payments account to release to the settling states the amounts paid into such account. The settling states contend that Liggett had no right under the Master Settlement Agreement and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the settling states of the $9.3 million it had paid into the account, although Liggett continues to dispute that it owes this amount. Liggett intends to withhold from its payment due under the Master Settlement Agreement on April 15, 2006 approximately $1.6 million which Liggett claims as the non-participating manufacturers adjustment to its 2005 payment obligation. As of December 31, 2005, Liggett and Vector Tobacco have disputed the following assessments under the Master Settlement Agreement related to failure to receive credit for market share loss to non-participating manufacturers: $6.5 million for 2003, $3.7 million for 2004 and approximately $0.8 for 2005. These disputed amounts have not been accrued in the accompanying consolidated financial statements.
      In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13.5 million. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In November 2005, Florida made a revised offer that Liggett pay Florida $4.25 million to resolve all matters through December 31, 2005, and pay Florida $0.17 per pack on all Liggett cigarettes sold in Florida beginning January 1, 2006. After further discussions, Florida’s most recent offer is that Liggett pay a total of $3.5 million in four annual payments, $1 million for the first three years and $0.5 million in the fourth year, and defer further discussion of any alleged future obligations until the end of Florida’s 2006 legislative session. Liggett has not yet responded to this most recent offer from Florida and there can be no assurance that a settlement will be reached. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6.5 million. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by the

State of Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2.0 million accrued for the year ended December 31, 2005 in connection with the foregoing matters, no other amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could materially adversely affect our consolidated financial position, results of operations or cash flows and the value of our common stock.
Liggett has significant sales to a single customer.
      During 2005, 11.9% of Liggett’s total revenues and 11.7% of our consolidated revenues were generated by sales to Liggett’s largest customer. Liggett’s contract with this customer currently extends through March 31, 2009. If this customer discontinues its relationship with Liggett or experiences financial difficulties, Liggett’s results of operations could be materially adversely affected.
Liggett may be adversely affected by recent legislation to eliminate the federal tobacco quota system.
      In October 2004, federal legislation was enacted which abolished the federal tobacco quota system and price support system. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10.1 billion over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Liggett’s assessment was approximately $25 million for the first year of the program which began January 1, 2005, including a special federal quota stock liquidation assessment of $5.2 million. The relative cost of the legislation to each of the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
Excise tax increases adversely affect cigarette sales.
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with the current federal excise tax, may currently exceed $4.00 per pack. In 2005, nine states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. Further substantial federal or state excise tax increases could accelerate the trend away from smoking and could have a material adverse effect on Liggett’s sales and profitability, which in turn could negatively affect the value of our common stock.
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

      The substantial risks facing Vector Tobacco include:
      Risks of market acceptance of new products. In November 2001, Vector Tobacco launched nationwide its reduced carcinogen OMNI cigarettes. During 2002, acceptance of OMNI in the marketplace was limited, with revenues of only approximately $5.1 million on sales of 70.7 million units. Since 2003, OMNI sales activity has been minimal as Vector Tobacco has not been actively marketing the OMNI product, and the product is not currently in distribution. Vector Tobacco was unable to achieve the anticipated breadth of distribution and sales of the OMNI product due, in part, to the lack of success of its advertising and marketing efforts in differentiating OMNI from other conventional cigarettes with consumers through the “reduced carcinogen” message. Over the next several years, our in-house research program, together with third-party collaborators, plans to conduct appropriate studies relating OMNI’s reduction of carcinogens to reduced risk in smokers and, based on these studies, we will review the marketing and positioning of the OMNI brand in order to formulate a strategy for its long-term success. OMNI has not been a commercially successful product to date, and there is a risk that we will be unable to take action to significantly increase the level of OMNI sales in the future.
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
      Recoverability of costs of inventory. At December 31, 2005, approximately $1.2 million of our leaf inventory was associated with Vector Tobacco’s QUEST product. We estimate an inventory reserve for excess quantities and obsolete items, taking into account future demand and market conditions. During the second quarter of 2004, we recognized a non-cash charge of $37 million to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.
      Third party allegations that Vector Tobacco products are unlawful or bear deceptive or unsubstantiated product claims. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarettes and the development of reduced risk cigarette products. With respect to OMNI, which is not currently being distributed by Vector Tobacco, reductions in carcinogens have not yet been proven to result in a safer cigarette. Like other cigarettes, the OMNI and QUEST products also produce tar, carbon monoxide, other harmful by-products, and, in the case of OMNI, increased levels of nitric oxide and formaldehyde. There are currently no specific governmental standards or parameters for these products and product claims. There is a risk that federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s defense against such claims could require it to incur substantial expense and to divert significant efforts of its scientific and marketing personnel. An adverse determination in a judicial proceeding or by a regulatory agency could have a material and adverse impact on Vector Tobacco’s business, operating results and prospects.

      Potential extensive government regulation. Vector Tobacco’s business may become subject to extensive additional domestic and international government regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering matters such as the manufacture, sale, distribution and labeling of tobacco products as well as any health claims associated with reduced risk and low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the Food and Drug Administration, the Federal Trade Commission and the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the Food and Drug Administration, alleging that the marketing of the OMNI product is subject to regulation by the Food and Drug Administration under existing law. Vector Tobacco has filed a response in opposition to the petition. The Federal Trade Commission has expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on Vector Tobacco’s business, operating results and prospects.
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
      Competition from other cigarette manufacturers with greater resources. Vector Tobacco’s competitors generally have substantially greater resources than Vector Tobacco has, including financial, marketing and personnel resources. Other major tobacco companies have stated that they are working on reduced risk cigarette products and have made publicly available at this time only limited additional information concerning their activities. Philip Morris has announced it is developing products that potentially reduce smokers’ exposure to harmful compounds in cigarette smoke. RJR Tobacco has disclosed that a primary focus for its research and development activity is the development of potentially reduced exposure products, which may ultimately be recognized as products that present reduced risks to health. RJR Tobacco has stated that it continues to sell in limited distribution throughout the country a brand of cigarettes that primarily heats rather than burns tobacco, which it claims reduces the toxicity of its smoke. There is a substantial likelihood that other major tobacco companies will continue to introduce new products that are designed to compete directly with the low nicotine, nicotine-free and reduced risk products that Vector Tobacco currently markets or may develop.
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
      Intellectual property rights, including Vector Tobacco’s patents (owned or licensed), involve complex legal and factual issues. Any conflicts resulting from third party patent applications and granted patents could significantly limit Vector Tobacco’s ability to obtain meaningful patent protection or to commercialize its technology. If patents currently exist or are issued to other companies that contain claims which encompass Vector Tobacco’s products or the processes used by Vector Tobacco to manufacture or develop its products,

Vector Tobacco may be required to obtain licenses to use these patents or to develop or obtain alternative technology. Licensing agreements, if required, may not be available on acceptable terms or at all. If licenses are not obtained, Vector Tobacco could be delayed in, or prevented from, pursuing the further development or marketing of its new cigarette products. Any alternative technology, if feasible, could take several years to develop.
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
      Dependence on key scientific personnel. Vector Tobacco’s business depends on the continued services of key scientific personnel for its continued development and growth. The loss of Dr. Anthony Albino, Vector Tobacco’s Senior Vice President of Public Health Affairs, could have a serious negative impact upon Vector Tobacco’s business, operating results and prospects.
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
      Risks of real estate ventures. New Valley has three significant investments, Douglas Elliman Realty, LLC, the Sheraton Keauhou Bay Resort & Spa (which reopened in the fourth quarter 2004) and the St. Regis Hotel in Washington, D. C. (since August 2005), in each of which it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.
      New Valley may pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.
      Risks relating to the residential brokerage business. Through New Valley’s investment in Douglas Elliman Realty, LLC, we are subject to the risks and uncertainties endemic to the residential brokerage business. Both Douglas Elliman and Prudential Douglas Elliman Real Estate operate as franchisees of The Prudential Real Estate Affiliates, Inc. Prudential Douglas Elliman operates each of its offices under its franchiser’s brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of the two brokerage companies’ business. The franchise agreements require the companies to:

•	coordinate with the franchiser on significant matters relating to their operations, including the opening and closing of offices;

•	make substantial royalty payments to the franchiser and contribute significant amounts to national advertising funds maintained by the franchiser;

•	indemnify the franchiser against losses arising out of the operations of their business under the franchise agreements; and

•	maintain standards and comply with guidelines relating to their operations which are applicable to all franchisees of the franchiser’s real estate franchise system.
      The franchiser has the right to terminate Douglas Elliman’s and Prudential Douglas Elliman Real Estate’s franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreement and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman’s or Prudential Douglas Elliman Real Estate’s franchise agreement could adversely affect our investment in Douglas Elliman Realty.
      The franchise agreements grant Douglas Elliman and Prudential Douglas Elliman Real Estate exclusive franchises in New York for the counties of Nassau and Suffolk on Long Island and for Manhattan, Brooklyn and Queens, subject to various exceptions and to meeting specified annual revenue thresholds. If the two companies fail to achieve these levels of revenues for two consecutive years or otherwise materially breach the franchise agreements, the franchisor would have the right to terminate their exclusivity rights. A loss of these rights could have a material adverse on Douglas Elliman Realty.
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
      All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty and our investment in that company.
Potential new investments we may make are unidentified and may not succeed.
      We currently hold a significant amount of marketable securities and cash not committed to any specific investments. This subjects a security holder to increased risk and uncertainty because a security holder will not be able to evaluate how this cash will be invested and the economic merits of particular investments. There may be substantial delay in locating suitable investment opportunities. In addition, we may lack relevant management experience in the areas in which we may invest. There is a risk that we will fail in targeting, consummating or effectively integrating or managing any of these investments.
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
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of our common stock issuable upon exchange when you want or at prices you find attractive.
      The trading price of our common stock has ranged between $14.29 and $20.82 per share over the past 52 weeks. We expect that the market price of our common stock will continue to fluctuate.
      The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of our competitors;

•	announcements by us or our competitors of new products or services or significant contract, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the initiation or outcome of litigation;

•	changes in interest rates;

•	general economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our equity or convertible securities.
      We cannot predict the extent, if any, to which future sales of shares of common stock or the availability of shares of common stock for future sale may depress the trading price of our common stock.
      In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. These factors, among others, could significantly depress the price of our common stock issued upon exchange.
We have many potentially dilutive securities outstanding.
      At December 31, 2005, we had outstanding options granted to employees to purchase approximately 8,567,174 shares of our common stock, at prices ranging from $6.93 to $35.81 per share, of which options for 8,426,597 shares were exercisable at December 31, 2005. We also have outstanding two series of convertible notes maturing in July 2008 and November 2011, which are currently convertible into 12,153,247 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal executive offices are located in Miami, Florida. We lease 13,849 square feet of office space from an unaffiliated company in an office building in Miami, which we share with various of our subsidiaries. The lease expires in November 2009.
      We lease approximately 18,000 square feet of office space in New York, New York under leases that expire in 2013. Approximately 9,000 square feet of such space has been subleased to third parties for the balance of the term of the lease. New Valley’s operating properties are discussed above under the description of New Valley’s business.
      Substantially all of Liggett’s tobacco manufacturing facilities, consisting principally of factories and distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. As of December 31, 2005, the principal properties owned or leased by Liggett are as follows:

			Approximate Total
Type	Location	Owned or Leased	Square Footage

Warehouse	Durham, NC	Leased	128,000
Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	50,000
Warehouse	Mebane, NC	Leased	30,000
      In December 2005, Liggett completed the sale for $15.45 million of its former manufacturing plant, research facility and offices located in Durham, North Carolina. Vector Research Ltd. continues to lease through December 15, 2006 approximately 5% of the research facility and offices from the purchaser.
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
      Liggett and other United States cigarette manufacturers have been named as defendants in numerous, direct, third-party and class actions predicated on the theory that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. See Item 1. “Business — Liggett Group Inc. — Legislation, Regulation and Litigation”. Reference is made to Note 13 to our consolidated financial statements, which contains a general description of certain legal proceedings to which Liggett, New Valley or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings, incorporated herein, for additional information regarding the pending smoking-related material legal proceedings to which Liggett is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn: Investor Relations.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held a special meeting of stockholders on December 8, 2005. There were 44,671,417 shares of our common stock entitled to be voted on the October 25, 2005 record date for the meeting. The matter submitted to our stockholders for a vote at the special meeting was to approve the issuance of shares of our common stock pursuant to our exchange offer for all the common shares of New Valley, not currently owned by us, and the subsequent merger. The votes cast were as follows:

For	Against	Abstain

32,694,429	304,241	67,555
      Based on these voting results, the issuance of the shares was approved.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 16, 2006. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Bennett S. LeBow	68	Executive Chairman	1990
Howard M. Lorber	57	President and Chief Executive Officer	2001
Richard J. Lampen	52	Executive Vice President	1996
Joselynn D. Van Siclen	65	Vice President, Chief Financial Officer and Treasurer	1996
Marc N. Bell	45	Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	52	President and Chief Executive Officer of Liggett	2000
      Bennett S. LeBow has been our Executive Chairman since January 2006. He served as our Chairman and Chief Executive Officer from June 1990 to December 31, 2005 and has been a director of ours since October 1986. Mr. LeBow has served as President and Chief Executive Officer of Vector Tobacco since January 2001 and as a director since October 1999. Mr. LeBow was Chairman of the Board of New Valley from January 1988 to December 2005 and served as its Chief Executive Officer from November 1994 to December 2005.
      Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan’s Famous, Inc., a chain of fast food restaurants; a consultant to us and Liggett from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and

Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University.
      Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since November 1998, he has served as President and Chief Executive Officer of CDSI Holdings Inc., an affiliate of New Valley with an interest in a direct mail and telemarketing services company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of CDSI Holdings and Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
      Joselynn D. Van Siclen has been our Vice President, Chief Financial Officer and Treasurer since May 1996, and currently holds various positions with our subsidiaries. Prior to May 1996, Ms. Van Siclen served as our Director of Finance and was employed in various accounting capacities with our subsidiaries since 1992. Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P. Ms. Van Siclen will retire as our Chief Financial Officer effective April 1, 2006 and as an employee of ours on or before June 30, 2006.
      Marc N. Bell has been a Vice President of ours since January 1998, our General Counsel and Secretary since May 1994 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman Spaeder LLP in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein • Badillo • Wagner • Harding in New York, New York.
      Ronald J. Bernstein has served as President and Chief Executive Officer of Liggett since September 1, 2000 and of Liggett Vector Brands since March 2002 and has been a director of ours since March 2004. From July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat, our former Russian tobacco business sold in 2000. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer.
      J. Bryant Kirkland III will become our Chief Financial Officer effective April 1, 2006, upon the retirement of Ms. Van Siclen. Mr. Kirkland, 40, has served as a Vice President of ours since January 2001 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since November 1994 in various financial capacities with us and New Valley. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI Holdings Inc. since January 1998 and as a director of CDSI Holdings Inc. since November 1998.

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
      Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR”. The following table sets forth, for the periods indicated, high and low sale prices for a share of its common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends

2005:
Fourth Quarter	$20.82	$17.94	$.40
Third Quarter	20.27	17.01	.38
Second Quarter	18.78	14.29	.38
First Quarter	16.01	14.62	.38
2004:
Fourth Quarter	$15.95	$14.02	$.38
Third Quarter	15.80	13.49	.36
Second Quarter	15.56	13.07	.36
First Quarter	16.39	14.52	.36
      At March 10, 2006, there were approximately 1,600 holders of record of our common stock.
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
      We paid 5% stock dividends on September 29, 2003, September 29, 2004 and September 29, 2005 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.
      A special dividend of 0.23 of a share of Ladenburg Thalmann Financial Services Inc. common stock was paid on each share of our common stock on March 30, 2005.
Issuer Purchases of Equity Securities
      No securities of ours were repurchased by us or our affiliated purchasers during the fourth quarter of 2005.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues(1),(3)	$478,427	$498,860	$529,385	$503,078	$447,382
Income (loss) from continuing operations	38,198	4,039	(16,132)	(31,819)	21,200
Income (loss) from discontinued operations	3,034	2,689	522	25	(537)
Extraordinary item	7,850	—	—	—	—
Net income (loss)	49,082	6,728	(15,610)	(31,794)	20,663
Per basic common share(2):
Income (loss) from continuing operations	$0.86	$0.09	$(0.38)	$0.79	$0.59
Income (loss) from discontinued operations	$0.07	$0.06	$0.01	—	$(0.01)
Income from extraordinary item	$0.18	—	—	—	—
Net income (loss) applicable to common shares	$1.11	$0.15	$(0.37)	$0.79	$0.58
Per diluted common share(2):
Income (loss) from continuing operations	$0.82	$0.09	$(0.38)	$0.79	$0.49
Income (loss) from discontinued operations	$0.07	$0.06	$0.01	—	$(0.01)
Income from extraordinary items	$0.17	—	—	—	—
Net income (loss) applicable to common shares	$1.06	$0.15	$(0.37)	$0.79	$0.48
Cash distributions declared per common share(2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$319,099	$242,124	$314,741	$376,815	$515,727
Total assets	603,130	535,895	628,212	707,270	688,903
Current liabilities	128,100	119,835	173,086	184,384	141,629
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	282,961	280,289	299,977	307,028	225,415
Noncurrent employee benefits, deferred income taxes, minority interests and other long-term liabilities	158,666	220,574	201,624	193,561	208,501
Stockholders’ equity (deficit)	33,403	(84,803)	(46,475)	22,297	113,358

(1)	Revenues include excise taxes of $161,753, $175,674, $195,342, $192,664 and $151,174, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 29, 2005, September 29, 2004, September 29, 2003, September 27, 2002 and September 28, 2001.

(3)	Revenues in 2002 include $35,199 related to the Medallion acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Thousands, Except Per Share Amounts)
Overview
      We are a holding company for a number of businesses. We are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our subsidiary Liggett Group Inc.,

•	the development and marketing of the low nicotine and nicotine-free QUEST cigarette products and the development of reduced risk cigarette products through our subsidiary Vector Tobacco Inc., and

•	the real estate business through our subsidiary, New Valley LLC, which is seeking to acquire additional operating companies and real estate properties. New Valley owns 50% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area.
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
      In April 2004, we eliminated a number of positions in our tobacco operations and subleased excess office space. In October 2004, we announced a plan to restructure the operations of Liggett Vector Brands. Liggett Vector Brands has realigned its sales force and adjusted its business model to more efficiently serve its chain and independent customers nationwide. In connection with the restructuring, we eliminated approximately 330 full-time positions and 135 part-time positions as of December 15, 2004.
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
      In December 2005, we completed an exchange offer and a subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley that we did not already own. As a result of these transactions, New Valley became our wholly-owned subsidiary and each outstanding New Valley common share was exchanged for 0.54 shares of our common stock. A total of approximately 5.05 million of our common shares were issued to the New Valley shareholders in the transactions.
      All of Liggett’s unit sales volume in 2004 and 2005 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions. Effective February 1, 2004, Liggett reduced the EVE list price from the premium price level to the branded discount level.

      Liggett’s cigarettes are produced in approximately 270 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	LIGGETT SELECT — the third largest brand in the deep discount category,

•	GRAND PRIX — the fastest growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
      In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 44.6% of Liggett’s unit volume in 2005, 55.8% in 2004 and 50.9% in 2003. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
      We believe that Liggett has gained a sustainable cost advantage over its competitors through its various settlement agreements. Under the Master Settlement Agreement reached in November 1998 with 46 states and various territories, the three largest cigarette manufacturers must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds approximately 1.65% of the U.S. cigarette market. Additionally, as a result of the Medallion acquisition, Vector Tobacco likewise has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. market.
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
      In January 2003, Vector Tobacco introduced QUEST, its brand of low nicotine and nicotine-free cigarette products. QUEST is designed for adult smokers who are interested in reducing their levels of nicotine intake and is available in both menthol and non-menthol styles. Each QUEST style (regular and menthol) offers three different packagings, with decreasing amounts of nicotine — QUEST 1, 2 and 3. QUEST 1, the low nicotine variety, contains 0.6 milligrams of nicotine. QUEST 2, the extra-low nicotine variety, contains 0.3 milligrams of nicotine. QUEST 3, the nicotine-free variety, contains only trace levels of nicotine — no more than 0.05 milligrams of nicotine per cigarette. QUEST cigarettes utilize proprietary, patented and patent pending processes and materials that enables the production of cigarettes with nicotine-free tobacco that tastes and smokes like tobacco in conventional cigarettes. All six QUEST varieties are being sold in box style packs and are priced comparably to other premium brands.
      QUEST was initially available in New York, New Jersey, Pennsylvania, Ohio, Indiana, Illinois and Michigan. These seven states account for approximately 30% of all cigarette sales in the United States. A multi-million dollar advertising and marketing campaign, with advertisements running in magazines and regional newspapers, supported the product launch. The brand continues to be supported by point-of-purchase awareness campaigns.
      The premium segment of the industry continues to experience intense competitive activity, with significant discounting of premium brands at all levels of retail. Given these marketplace conditions, and the results that we have seen to date with QUEST, we have taken a measured approach to expanding the market presence of the brand. In November 2003, Vector Tobacco introduced three menthol varieties of QUEST in the seven state market. In January 2004, QUEST and QUEST Menthol were introduced into an expansion market in Arizona, which accounts for approximately 2% of the industry volume nationwide.
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
Recent Developments
      New Valley Exchange Offer. In December 2005, we completed an exchange offer and subsequent short-form merger whereby we acquired the remaining 42.3% of the common shares of New Valley Corporation that we did not already own. As result of these transactions, New Valley Corporation became our wholly-owned subsidiary and each outstanding New Valley Corporation common share was exchanged for 0.54 shares of our common stock. A total of approximately 5.05 million of our common shares were issued to the New Valley Corporation shareholders in the transactions. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation. Prior to these transactions, New Valley Corporation was registered under the Securities Exchange Act of 1934 and filed periodic reports and other information with the SEC.
      On or about September 29, 2005, an individual stockholder of New Valley filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit against us, New Valley and each of the individual directors of New Valley. The complaint was styled as Pill v. New Valley Corporation, et al. (C.A. No. 1678-N). A similar action was also filed in state court in Miami-Dade County, Florida, on September 29, 2005 by another individual stockholder of New Valley. This action has been stayed, pending final resolution of the Pill action, by agreement of the parties. On or about October 28, 2005, a separate action was filed in the Delaware Court of Chancery purporting to commence a class action lawsuit against us, New Valley and each of the individual directors of New Valley. The complaint was styled as Lindstrom v. LeBow, et al. (Civil Action No. 1745-N). On November 9, 2005, the Delaware Court of Chancery entered an order of consolidation providing that the Pill action and the Lindstrom action be consolidated for all purposes. On November 15, 2005, the Delaware Chancery Court entered an order certifying the Pill action as a class action comprised of all persons who owned common shares of New Valley on October 20, 2005.
      On November 16, 2005, we and the plaintiff class in the Pill action reached an agreement in principle to settle the litigation, which was memorialized in a memorandum of understanding entered into on November 22, 2005. The memorandum of understanding provided, among other things, that (i) the consideration being offered be raised from 0.461 shares of our common stock per common share of New Valley to 0.54 shares of our common stock per common share of New Valley; (ii) the plaintiff acknowledged that

0.54 shares of our common stock per common share of New Valley was adequate and fair consideration; (iii) we agreed to make supplemental disclosures in the Prospectus with respect to the offer to address claims raised in the Pill action; (iv) the plaintiff shall have the right to comment upon and suggest additional disclosures to be made to the public stockholders by New Valley prior to the filing of its amended Schedule 14D-9 with the SEC and such suggested additional disclosures will be considered in good faith for inclusion in such filing by New Valley; and (v) all claims, whether known or unknown, of the plaintiff shall be released as against all of the defendants in the Pill matter and the Lindstrom matter. On January 20, 2006, the parties executed a Stipulation of Settlement providing for, among other things, payment by us of up to $860 in legal fees and costs. A hearing on the settlement, which is subject to court approval, is scheduled for April 10, 2006. We recorded a charge to operating, selling, administrative and general expense for 2005 of $860 related to the settlement.
      Sale of Durham Real Estate. In December 2005, Liggett completed the sale for $15,450 of its former manufacturing plant, research facility and offices located in Durham, North Carolina. We recorded a gain of $7,706, net of income taxes of $5,042, in 2005 in connection with the sale.
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
      Ladenburg Distribution. In March 2005, New Valley converted a convertible note of Ladenburg Thalmann Financial Services Inc. into 19,876,358 shares of Ladenburg common stock and purchased 11,111,111 Ladenburg shares for $5,000. In the first quarter 2005, New Valley recorded a gain of $9,461 which represented the fair value of the converted shares as determined by an independent appraisal firm. On March 30, 2005, New Valley distributed the 19,876,358 shares of Ladenburg common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, we distributed the 10,947,448 shares of Ladenburg common stock that we received from New Valley to the holders of our common stock as a special distribution. New Valley stockholders of record on March 18, 2005 received 0.852 of a Ladenburg share for each share of New Valley, and our stockholders of record on that date received 0.23 of a Ladenburg share for each share of ours.
      Lawsuit Settlement. In March 2005, we, along with New Valley and its directors, settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration to purchase our BrookeMil Ltd. subsidiary in 1997. For additional information concerning the suit, see Note 13 to our consolidated financial statements. The defendants did not admit any wrongdoing as part of the settlement, which was approved by the court in June 2005. Under the agreement, we paid New Valley $7,000 in July 2005, and New Valley paid legal fees and expenses of $2,150. We recorded a charge to operating, selling, administrative and general expense in 2004 of $4,177 (net of minority interests) related to the settlement.
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
      As a result of the actions announced in October 2004, we realized annual cost savings of approximately $30,000 beginning in 2005. Expenses at Liggett, excluding the accrual for disputed settlement payments in 2005 and product liability legal expenses and other litigation costs, were $49,415 for 2005, compared to $78,954 for 2004, a decrease of $29,539 primarily attributable to the restructuring announced in October 2004. We recognized pre-tax restructuring charges of $10,583 in 2004, with $5,659 of the charges related to employee severance and benefit costs and $4,924 to contract termination and other associated costs. Approximately $2,503 of these charges represented non-cash items. Additionally, we incurred other charges in 2004 for various compensation and related payments to employees which were related to the restructuring. These charges of $1,670 were included in operating, selling, administrative and general expenses.
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
      We decreased the asset impairment accrual as of June 30, 2004 to reflect the actual amounts realized from the sale of the Timberlake facility and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144. We further adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring charges previously recognized.
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
      Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $127,000, including interest, net of tax benefits, through December 31, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of December 31, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
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
      Tobacco Settlement Agreements. In October 2004, Liggett was notified that all participating manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $9,400 for the periods 2001 through 2004, and require Liggett to pay an additional amount of approximately $2,800 in 2005 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible and has objected to the change. Liggett has disputed the change in methodology. No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
      On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686. The $9,304 paid into the disputed payments account represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers. At December 31, 2005, included in “Other current assets” on our balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. On May 31, 2005, New York State filed a motion on behalf of the settling states in New York state court seeking to compel Liggett and the other subsequent participating manufacturers that paid into the disputed payments account to release to the settling states the amounts paid into such account. The settling states contend that Liggett had no right under the Master

Settlement Agreement and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the settling states of the $9,304 it had paid into the account, although Liggett continues to dispute that it owes this amount. Liggett intends to withhold from its payment due under the Master Settlement Agreement on April 15, 2006 approximately $1,600 which Liggett claims as the non-participating manufacturers adjustment to its 2005 payment obligation. As of December 31, 2005, Liggett and Vector Tobacco have disputed the following assessments under the Master Settlement Agreement related to failure to receive credit for market share loss to non-participating manufacturers: $6,513 for 2003, $3,723 for 2004 and approximately $800 for 2005. These disputed amounts have not been accrued in the accompanying consolidated financial statements.
      In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In November 2005, Florida made a revised offer that Liggett pay Florida $4,250 to resolve all matters through December 31, 2005, and pay Florida $0.17 per pack on all Liggett cigarettes sold in Florida beginning January 1, 2006. After further discussions, Florida’s most recent offer is that Liggett pay a total of $3,500 in four annual payments, $1,000 for the first three years and $500 in the fourth year, and defer further discussion of any alleged future obligations until the end of Florida’s 2006 legislative session. Liggett has not yet responded to this most recent offer from Florida and there can be no assurance that a settlement will be reached. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by the State of Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2,000 accrued for the year ended December 31, 2005 in connection with the foregoing matters, no other amounts have been accrued in the accompanying financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect our consolidated financial position, results of operations or cash flows.
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

Recent Developments in Legislation, Regulation and Litigation
      The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2005, there were approximately 268 individual suits, 11 purported class actions and eight governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. In October 2005, the United States Supreme Court declined to review this decision. Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. That relief can be grouped into four categories: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005. In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated for trial on some common related issues before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
      There are five individual smoking-related actions where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In March 2005, in another case in Florida state court where Liggett is the only defendant, the court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed. In March 2006, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff may appeal.
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
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its QUEST brand. If Vector Tobacco is unable to advertise its QUEST brand, it could have a material adverse effect on sales of QUEST. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings.
      In recent years, there have been a number of proposed restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration. There have also been adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of third-party payor actions. These developments generally receive widespread media attention. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any smoking-related litigation. See Note 13 to our consolidated financial statements for a description of legislation, regulation and litigation.
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
      Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely effected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
      Restructuring and Asset Impairment Charges. We have recorded charges related to employee severance and benefits, asset impairments, contract termination and other associated exit costs during 2003 and 2004. The calculation of severance pay requires management to identify employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. As discussed further below, the asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires management to estimate the fair value of assets to be disposed of. On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity’s commitment to an exit plan in accordance with EITF 94-3, “Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. These restructuring charges are based on management’s best estimate at the time of restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, are recorded as an adjustment to operating income.
      Purchase Accounting. We account for business combination transactions, including the exchange offer and merger with New Valley, in accordance with SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that we allocate the cost of the acquisition to assets acquired and liabilities assumed, based on their fair values as of the acquisition date. Estimates of fair values for the non-consolidated real estate businesses of New Valley are generally based on independent appraisals and other accounts are based on management’s best estimates using assumptions that are believed to be reasonable. The determination of fair values involves considerable estimation and judgment, including developing forecasts of cash flows and discount rates for the non-consolidated real estate businesses.
      Impairment of Long-Lived Assets. We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be fully recoverable. Examples of such events or changes in circumstances include a significant adverse charge in the manner in which a long-lived asset, or group of assets, is being used or a current expectation that, more likely than not, a long-lived asset, or group of assets, will be disposed of before the end of its estimated useful life. The estimate of fair value of our long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.
      In October 2003, we announced that we would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility and produce its cigarette products at Liggett’s Mebane, North Carolina facility. We evaluated the net realizable value of the long-lived assets located at the Timberlake facility which has been sold. Based on management’s estimates of the values, we initially recognized non-cash asset impairment charges of $18,752 in the third quarter of 2003 on machinery and equipment. As of June 30, 2004, we decreased the asset impairment accrual to reflect the actual amounts realized from the Timberlake sale and to reduce values of other excess machinery and equipment in accordance with SFAS No. 144.
      Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 13 to our consolidated financial statements and above under the heading “Recent Developments in Legislation, Regulation and Litigation”, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.
      Settlement Agreements. As discussed in Note 13 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $14,924 for 2005, $23,315 for 2004 and $35,854 for 2003. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
      Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. (In December 2004 and during the first half of 2005, we issued additional notes on the same terms.) This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At the initial issuance of the notes in November 2004, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At December 31, 2005, with the issuance of $46,364 of additional notes, the derivative liability was estimated at $39,371. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. We recognized a gain of $3,082 in 2005 and a loss of $412 in 2004, due to changes in the fair value of the embedded derivative, which were reported as adjustments to interest expense.
      After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at December 31, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. We recognized non-cash interest expense of $2,824 in 2005 and $247 in 2004, due to the amortization of the debt discount attributable to the beneficial conversion feature.
      Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At December 31, 2005, approximately $1,208 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
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

      Net pension expense for defined benefit pension plans and other postretirement benefit expense aggregated approximately $4,250 for 2005, and we currently anticipate such expense will be approximately $4,650 for 2006. In contrast, our funding obligations under the pension plans are governed by ERISA. To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2006 and ending on December 31, 2006. Any additional funding obligation that we may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
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
      For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three years ended December 31, 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	For the Year Ended December 31,

	2005		2004		2003

	(Dollars in Thousands)
Revenues:
Liggett	$468,652		$484,898		$503,231
Vector Tobacco	9,775		13,962		26,154

Total revenues	$478,427		$498,860		$529,385

Operating income:
Liggett	$143,361	(1)	$110,675	(2)	$119,749
Vector Tobacco	(14,992	)(1)	(64,942	)(2)	(92,825	)(3)

Total tobacco	128,369		45,733		26,924
Corporate and other	(39,258)		(30,286)		(26,434)

Total operating income	$89,111	(1)	$15,447	(2)	$490	(3)

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), gain on sale of assets at Liggett of $12,748 in 2005 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

(2)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory impairment charge at Vector Tobacco in 2004.

(3)	Includes restructuring and impairment charges of $21,300 in 2003.

2005 Compared to 2004
      Revenues. Total revenues were $478,427 for the year ended December 31, 2005 compared to $498,860 for the year ended December 31, 2004. This $20,433 (4.1%) decrease in revenues was due to a $16,246 (3.4%) decrease in revenues at Liggett and a $4,187 (30.0%) decrease in revenues at Vector Tobacco.

      Tobacco Revenues. Effective February 1, 2004, Liggett reduced the list prices for EVE from the premium price level to the branded discount level. In August 2004, Liggett increased its list price on LIGGETT SELECT by $1.00 per carton. In October 2004, Liggett increased the list price of all its brands by $.65 per carton.
      All of Liggett’s sales in 2004 and 2005 were in the discount category. In 2005, net sales at Liggett totaled $468,652, compared to $484,898 in 2004. Revenues decreased by 3.4% ($16,246) due to a 7.9% decrease in unit sales volume (approximately 700 million units) accounting for $38,391 in unfavorable volume variance and $13,721 in unfavorable sales mix, partially offset by a combination of list price increases and reduced promotional spending of $35,866. Net revenues of the LIGGETT SELECT brand decreased $47,262 in 2005 compared to 2004, and its unit volume decreased 26.5% in 2005 compared to 2004. Unit sales volume for Liggett has been affected by the strategic changes in distribution associated with the restructuring at Liggett Vector Brands in the fourth quarter of 2004.
      Revenues at Vector Tobacco were $9,775 in 2005 compared to $13,962 in 2004 due to decreased sales volume. Vector Tobacco’s revenues in 2005 and 2004 related primarily to sales of QUEST.
      Tobacco Gross Profit. Tobacco gross profit was $193,034 in 2005 compared to $210,197 in 2004, excluding the inventory write-off of $37,000 taken by Vector Tobacco in the second quarter of 2004 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product. This represented a decrease of $17,170 (8.2%) when compared to 2004, due primarily to the reduced sales volume net of related reduced promotional spending as well as tobacco quota buyout costs which included a special federal quota stock liquidation assessment of $5,219. Liggett’s brands contributed 98.4% to our gross profit and Vector Tobacco contributed 1.6% in 2005. In 2004, Liggett’s brands contributed 97.9% to tobacco gross profit and Vector Tobacco contributed 2.1%.
      Liggett’s gross profit of $189,961 in 2005 decreased $15,853 from gross profit of $205,814 in 2004. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 61.5% in 2005 compared to gross profit of 66.2% in 2004. This decrease in Liggett’s gross profit in 2005 was attributable to higher than anticipated tobacco quota buyout costs discussed above, partially offset by lower Master Settlement Agreement costs and increased prices.
      Vector Tobacco’s gross profit was $3,073 in 2005 compared to gross profit, excluding the inventory write-down, of $4,383 for the same period in 2004. The decrease was due primarily to the reduced sales volume.
      Expenses. Operating, selling, general and administrative expenses were $114,048 in 2005 compared to $144,051 in 2004, a decrease of $30,003 (20.8%). Expenses for 2004 included a charge of $4,177 (net of minority interests) in connection with the settlement of the shareholder derivative lawsuit. Expenses at Liggett were $59,463 in 2005 compared to $84,064 in 2004, a decrease of $24,601 (29.3%). The decrease in expense in 2005 was due primarily to the lower expenses of a reduced sales force resulting from the 2004 restructuring. Liggett’s product liability legal expenses and other litigation costs of $8,048 in 2005 compared to $5,110 in 2004. Expenses at Vector Tobacco in 2005 were $18,070 compared to expenses of $29,702 in 2004 due to the sale of the Timberlake facility in 2004 and the reduction in headcount in the fourth quarter of 2004.
      Restructuring and impairment charges in 2004 were $11,075 at Liggett and $2,624 at Vector Tobacco, a total of $13,699, and relate to the closing of the Timberlake facility, sales force reductions and the loss on the sublease of Liggett Vector Brands’ New York office space.
      In 2005, Liggett’s operating income increased to $143,361 compared to $110,675 for the prior year. In 2005, Vector Tobacco’s operating loss was $14,992 compared to a loss of $64,942 in 2004. Liggett’s operating income for 2005 included a gain on sale of assets of $12,748. Liggett’s operating income for 2004 included restructuring charges of $11,075, and Vector Tobacco’s operating loss for 2004 included the non-cash inventory charge of $37,000 and restructuring charges of $2,624.
      Other Income (Expenses). In 2005, other income (expenses) was a loss of $8,592 compared to a loss of $9,341 in 2004. In 2005, interest expense of $31,980 and equity loss in operations of LTS of $299 were partially offset by a gain from conversion of the LTS notes of $9,461, equity income from non-consolidated real estate businesses of $7,543, interest and dividend income of $5,610 and a net gain on sale of investments of $1,426. The equity income resulted primarily from $11,217 related to New Valley’s investment in Douglas Elliman Realty offset by losses of $3,501 related to its investment in Koa Investors and $173 related to its investment in 16th & K Holdings. In 2004, interest expense of $25,077 and loss on extinguishment of debt of $5,333 were offset by interest and dividend income of $2,563, a gain on sale of investments of $8,664 and equity income from non-consolidated New Valley real estate businesses of $9,782.
      Income from Continuing Operations. The income from continuing operations before income taxes and minority interests in 2005 was $80,519 compared to income of $6,106 in 2004. The income tax provision was $40,352 and minority interests in income of subsidiaries was $1,969 in 2005. This compared to a tax benefit of $6,960 and minority interests in income of subsidiaries of $9,027 in 2004. Our income tax rate for 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, the receipt of the LTS distribution, the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley. Our tax rate for 2004 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.
      Significant Fourth Quarter 2005 Adjustments. Fourth quarter 2005 income from continuing operations included a $12,748 gain on the sale of Liggett’s excess Durham real estate, an $860 charge in connection with the settlement of shareholder litigation relating to the New Valley acquisition, reserves for uncollectibility of $2,750 established against advances by New Valley, a $2,000 charge related to Liggett’s state settlement agreements and a $127 gain from the reversal of amounts previously accrued as restructuring charges. In the fourth quarter 2005, we recognized extraordinary income of $7,850 in connection with unallocated goodwill associated with the New Valley acquisition.

2004 Compared to 2003
      Revenues. Total revenues were $498,860 for the year ended December 31, 2004 compared to $529,385 for the year ended December 31, 2003. This 5.8% ($30,525) decrease in revenues was due to an $18,333 or 3.6% decrease in revenues at Liggett and a $12,192 (46.6%) decrease in revenues at Vector Tobacco.
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
      Effective February 1, 2004, Liggett reduced the list price for EVE from the premium price level to the branded discount level. During 2003, EVE product had been subject to promotional buy-downs at the retail level and was effectively promoted to consumers at a level that was fully reflected in the new reduced list price.
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
      Expenses. Operating, selling, general and administrative expenses, net of restructuring charges, were $144,051 in 2004 compared to $167,978, a decrease of $23,927. The effects of the restructurings were offset by a charge in 2004 of $4,177 (net of minority interests) in connection with the settlement of the shareholder derivative lawsuit. Expenses at Liggett were $84,064 in 2004 compared to $78,480, an increase of $5,584 in 2004. The increase in 2004 was due primarily to increased selling, marketing and administrative expenses allocated from Liggett Vector Brands of $12,388 and $1,670 of various additional compensation payments made to retained employees which were related to the Liggett Vector Brands restructuring, offset by a decrease in sales and marketing research costs and point of sales material and distribution costs of $6,040 and a decrease in product liability legal expenses and other litigation costs of $1,012. Liggett’s product liability legal expenses and other litigation costs were $5,110 in 2004 compared to $6,122 in 2003. Expenses at Vector Tobacco in 2004 were $29,702 compared to expenses of $83,946 in 2003, a decrease of $54,244, due to the closing and sale of the Timberlake facility, related reduction in headcount and reduced expense allocation from Liggett Vector Brands. Effective January 1, 2004, we modified the allocations of the selling, marketing and administrative expenses of Liggett Vector Brands to Liggett and Vector Tobacco based on a review of relative business activities. Accordingly, in 2004, the increased selling, marketing and administrative expenses allocated to Liggett of $12,388 had a corresponding decrease in such expenses at Vector Tobacco compared to the allocation of these expenses between the segments during 2003. These modifications did not affect the consolidated financial statements.
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
      Income (Loss) from Continuing Operations. The income from continuing operations before income taxes and minority interests in 2004 was $6,106 compared to a loss of $19,774 for 2003. Income tax benefit was $6,960 and minority interests in income of subsidiaries was $9,027 in 2004. This compared to a tax benefit of $666 and minority interests in losses of subsidiaries of $2,976 in 2003. The effective tax rates for the years ended December 31, 2004 and 2003 do not bear a customary relationship to pre-tax accounting income principally as a consequence of changes in New Valley’s valuation allowance, which resulted in the recognition of $9,000 of deferred tax assets at December 31, 2004, the intraperiod tax allocation between income from continuing operations and discontinued operations, non-deductible expenses and state income taxes.
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
Discontinued Operations
      Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three years ended December 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”. The assets of the discontinued operations were recorded as “Assets held for sale” in the consolidated balance sheet at December 31, 2004.
      Summarized operating results of the discontinued real estate leasing operations for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Revenues	$924	$7,333	$7,298
Expenses	515	5,240	4,952

Income from operations before income taxes and minority interests	409	2,093	2,346
Provision for income taxes	223	1,125	1,240
Minority interests	104	510	584

Income from discontinued operations	$82	$458	$522

      Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) for the year ended December 31, 2005 in connection with the sale of the office buildings. New Valley recorded a gain on disposal of discontinued operations of $2,231 (net of minority interests and taxes) for the year ended December 31, 2004 related to the adjustment of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established and were made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.

Liquidity and Capital Resources
      Net cash and cash equivalents increased $71,055 in 2005 and $35,196 in 2004 and decreased $25,219 in 2003.
      Net cash provided by operations was $68,189 in 2005, $44,622 in 2004 and $17,191 in 2003. Cash provided by operations in 2005 resulted primarily from the net income of $49,082, depreciation and amortization of $11,220, deferred income taxes of $20,310 and non-cash interest expense of $6,317, partially offset by a gain on sale of assets of $12,432, a gain from conversion of LTS notes of $9,461, a decrease in current liabilities and an increase in receivables. Cash provided by operations in 2004 resulted primarily from non-cash charges for depreciation and amortization expense, restructuring and impairment charges, loss on retirement of debt and effect of minority interests, offset by the payment of the Master Settlement Agreement expense for 2003 in April of 2004, a decrease in current liabilities, the non-cash gain on investment securities and equity income from non-consolidated real estate businesses. Net cash provided in 2003 resulted from non-cash charges for depreciation and amortization expense, restructuring, stock-based expense and non-cash interest expense, a decrease in receivables and an increase in accounts payable and accrued liabilities and other assets and liabilities. These were offset primarily by an increase in inventories as well as deferred income taxes and the effect from minority interests.
      Cash provided by investing activities was $64,177 in 2005, $72,693 in 2004 and $48,838 in 2003. In 2005, cash was provided by cash flows from discontinued operations of $66,912, the sale or maturity of investment securities of $7,490, distributions from non-consolidated real estate businesses at New Valley of $5,500 and proceeds from the sale of assets of $14,118. This was offset in part by capital expenditures of $10,295, purchase of investment securities of $4,713, investment in non-consolidated real estate businesses at New Valley of $6,250, purchase of LTS common stock for $3,250, issuance of note receivable for $2,750 and costs associated with New Valley acquisition of $2,422. In 2004, cash was provided primarily through the sale or maturity of investment securities for $68,357, the sale of assets for $25,713 and the decrease in restricted cash of $1,157. This was partially offset primarily by the purchase of investment securities for $12,197, investment in non-consolidated real estate businesses at New Valley of $4,500 and capital expenditures of $4,294. In 2003, cash was provided principally through the sale or maturity of investment securities for $135,737 offset primarily by the purchase of investment securities of $68,978, the investment by new Valley of $9,500 in Douglas Elliman Realty and $1,500 in KOA Investors and capital expenditures principally at Liggett of $8,894.
      Cash used by financing activities was $61,311 in 2005, $82,119 in 2004 and $91,248 in 2003. In 2005, cash was used for distributions on common stock of $70,252, discontinued operations of $39,213, repayments on debt of $4,305 and deferred financing charges of $2,068, offset by proceeds from debt of $50,841, and proceeds from the exercise of options of $3,626. In 2004, cash was used for distributions on common stock of $64,106 and repayments on debt of $84,425, including $70,000 of VGR Holding’s 10% senior secured notes. These were offset by the proceeds from the sale of convertible notes of $66,905 and proceeds from the exercise of options of $3,233. In 2003, cash was used principally for distributions on common stock of $59,997 and repayments of debt of $31,064, including $12,000 of VGR Holding’s 10% senior secured notes, $12,500 of the Medallion notes and $6,564 in various other notes.
      Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. No amount was outstanding under the facility at December 31, 2005. Availability as determined under the facility was approximately $33,606 based on eligible collateral at December 31, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $54,462 and net working capital was $29,858, as computed in accordance with the agreement.
      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,482 outstanding as of December 31, 2005 under Liggett’s credit facility. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
      During 2003, Liggett leased three 100 millimeter box packers, which will allow Liggett to meet the growing demand for this cigarette style, and a new filter maker to improve product quality and capacity. These operating lease agreements provide for payments totaling approximately $4,500. In October 2005, Liggett purchased the three box packers for $2,351.
      In October 2005, Liggett purchased equipment for $4,441 through a financing agreement payable in 24 installments of $112 and then 24 installments of $90. Interest is calculated at 4.89%. Liggett was required to provide a security deposit equal to 25% of the funded amount or $1,110.
      In December 2005, Liggett purchased equipment for $2,272 through a financing agreement payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount or $568.
      In December 2005, Liggett completed the sale for $15,450 of its former manufacturing plant, research facility and offices located in Durham, North Carolina. We recorded a gain of $7,706, net of income taxes of $5,042, in 2005 in connection with the sale.
      Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November

2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 13 to our consolidated financial statements.
      Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
      V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,404, based on current interest rates.
      VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,666 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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

      Vector. We believe that we will continue to meet our liquidity requirements through 2006. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $23,600, dividends on our outstanding shares (currently at an annual rate of approximately $81,000 and corporate expenses. We anticipate funding our expenditures for current operations with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
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
      The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $18.48 at December 31, 2005, is subject to adjustment for various events, including the issuance of stock dividends.
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
      In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $21.72 at December 31, 2005, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and in October 2004, $8 of the notes were converted. A total of $132,492 principal amount of the notes were outstanding at December 31, 2005.
      Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2005, our deferred income tax liabilities exceeded our deferred income tax assets by $43,509. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 16 to our consolidated financial statements.
      In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $127,000, including interest, net of tax benefits, through December 31, 2005. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of December 31, 2005, we believe amounts potentially due have been fully provided for in our consolidated statements of operations.
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
Long-Term Financial Obligations and Other Commercial Commitments
      Our significant long-term contractual obligations as of December 31, 2005 were as follows:

	Fiscal Year

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt(1)	$9,313	$38,866	$135,455	$16,744	$1,519	$104,313	$306,210
Operating leases(2)	4,423	2,729	2,027	1,640	1,188	2,810	14,817
Inventory purchase commitments(3)	5,577	—	—	—	—	—	5,577
Capital expenditure purchase commitments(4)	5,748	1,474	—	—	—	—	7,222
New Valley obligations under limited partnership agreements	4,905	—	—	—	—	—	4,905
Interest payments(5)	27,624	20,373	16,304	11,883	10,713	8,961	95,858

Total	$57,590	$63,442	$153,786	$30,267	$13,420	$116,084	$434,589

(1)	Long-term debt is shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 7 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 8 to our consolidated financial statements.

(3)	Inventory purchase commitments represent purchase commitments under our leaf inventory management program. See Note 4 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett and Vector Tobacco. See Note 5 to our consolidated financial statements.

(5)	Interest payments are based on the assumption our current dividend policy will continue.
      Payments under the Master Settlement Agreement and the federal tobacco quota legislation discussed in Note 13 to our consolidated financial statements are excluded from the table above, as the payments are subject to adjustment for several factors, including inflation, overall industry volume, our market share and the market share of non-participating manufacturers.
Off-Balance Sheet Arrangements
      We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2005, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
      In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at December 31, 2005.
      In December 2001, New Valley’s subsidiary, Western Realty Development LLC, sold all the membership interests in Western Realty Investments LLC to Andante Limited. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley has contested the indemnification claim.
      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2005.
      At December 31, 2005, we had outstanding approximately $3,624 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
      We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. The market risk management procedures of us and New Valley cover all market risk sensitive financial instruments.
      As of December 31, 2005, approximately $20,066 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2005, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $183.
      We held investment securities available for sale totaling $18,507 at December 31, 2005. Adverse market conditions could have a significant effect on the value of these investments.
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
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. We have not completed our assessment of the impact of this standard.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:

•	economic outlook,

•	capital expenditures,

•	cost reduction,

•	new legislation,

•	cash flows,

•	operating performance,

•	litigation,

•	impairment charges and cost savings associated with restructurings of our tobacco operations, and

•	related industry developments (including trends affecting our business, financial condition and results of operations).
      We identify forward-looking statements in this report by using words or phrases such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may be”, “objective”, “plan”, “seek”, “predict”, “project” and “will be” and similar words or phrases or their negatives.
      The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of restructurings on our tobacco business and our ability to achieve any increases in profitability estimated to occur as a result of these restructurings,

•	impact of new legislation on our competitors’ payment obligations, results of operations and product costs, i.e. the impact of recent federal legislation eliminating the federal tobacco quota system,

•	uncertainty related to litigation and potential additional payment obligations for us under the Master Settlement Agreement and other settlement agreements with the states, and

•	risks inherent in our new product development initiatives.
      Further information on risks and uncertainties specific to our business include the risk factors discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
      Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      Our Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006, are set forth beginning on page F-1 of this report.

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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

ITEM 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      This information is contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, and incorporated herein by reference.

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
(a)(1) INDEX TO 2005 CONSOLIDATED FINANCIAL STATEMENTS:
      Our consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006, appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-64
      Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Douglas Elliman Realty, LLC
      The consolidated financial statements of Douglas Elliman Realty, LLC as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 will be filed by amendment hereto on Form 10-K/ A. Such financial statements will be filed with the SEC no later than 90 days after the end of our fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

Koa Investors LLC
      The consolidated financial statements of Koa Investors LLC as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 will be filed by amendment hereto on form 10-K/ A. Such financial statements will be filed with the SEC no later than 90 days after the end of our fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

(a)(3) EXHIBITS
      (a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

Exhibit
No.	Description

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).
* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).
* 3.3	By-Laws of Vector (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated January 1, 2006).
* 4.1	Amended and Restated Loan and Security Agreement, dated as of April 14, 2004, by and between Congress Financial Corporation, as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated April 14, 2004).
* 4.2	Amendment to Amended and Restated Loan and Security Agreement, dated December 13, 2005, by and between Wachovia Bank, N.A., as lender, Liggett Group Inc., as borrower, 100 Maple LLC and Epic Holdings Inc. (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated December 13, 2005).
* 4.3	Indenture, dated as of July 5, 2001, between Vector and U.S. Bank Trust National Association, as Trustee, relating to the 6.25% Convertible Subordinated Notes due 2008, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 16, 2001)
* 4.4	Form of 6 1/2% Promissory Note of VGR Acquisition Inc. due 2007 (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated February 15, 2002).
* 4.5	Indenture, dated as of November 18, 2004, between Vector and Wells Fargo Bank, N.A., as Trustee, relating to the 5% Variable Interest Senior Convertible Notes due 2011, including the form of Note (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 18, 2004).
* 4.6	Form of Additional Investment Rights, dated as of November 18, 2004, among Vector and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 16, 2004).
* 4.7	Registration Rights Agreement, dated as of November 16, 2004, by and among Vector and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 4.3 in Vector’s Form 8-K dated November 16, 2004).
* 4.8	Indenture, dated as of April 13, 2005, by and between Vector and Wells Fargo Bank, N.A., relating to the 5% Variable Interest Senior Convertible Notes due 2011 including the form of Note (incorporated by reference to Exhibit 4.1 in Vector’s Form 8-K dated April 14, 2005).
* 4.9	Registration Rights Agreement, dated as of April 13, 2005, by and between Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated April 14, 2005).
* 10.1	Corporate Services Agreement, dated as of June 29, 1990, between Vector and Liggett (incorporated by reference to Exhibit 10.10 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.2	Services Agreement, dated as of February 26, 1991, between Brooke Management Inc. (“BMI”) and Liggett (the “Liggett Services Agreement”) (incorporated by reference to Exhibit 10.5 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).
* 10.3	First Amendment to Liggett Services Agreement, dated as of November 30, 1993, between Liggett and BMI (incorporated by reference to Exhibit 10.6 in VGR Holding’s Registration Statement on Form S-1, No. 33-93576).

Exhibit
No.	Description

* 10.4	Second Amendment to Liggett Services Agreement, dated as of October 1, 1995, between BMI, Vector and Liggett (incorporated by reference to Exhibit 10(c) in Vector’s Form 10-Q for the quarter ended September 30, 1995).
* 10.5	Third Amendment to Liggett Services Agreement, dated as of March 31, 2001, by and between Vector and Liggett (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-K for the year ended December 31, 2003).
* 10.6	Corporate Services Agreement, dated January 1, 1992, between VGR Holding and Liggett (incorporated by reference to Exhibit 10.13 in Liggett’s Registration Statement on Form S-1, No. 33-47482).
* 10.7	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
* 10.8	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).
* 10.9	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).
* 10.10	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).
* 10.11	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.12	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett Group Inc. and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).
* 10.13	Letter Agreement, dated November 20, 1998, by and among Philip Morris Incorporated (“PM”), Brooke Group Holding, Liggett & Myers Inc. (“L&M”) and Liggett (incorporated by reference to Exhibit 10.1 in Vector’s Report on Form 8-K dated November 25, 1998).
* 10.14	Amended and Restated Formation and Limited Liability Company Agreement of Trademarks LLC, dated as of May 24, 1999, among Brooke Group Holding, L&M, Eve Holdings Inc. (“Eve”), Liggett and PM, including the form of Trademark License Agreement (incorporated by reference to Exhibit 10.4 in Vector’s Form 10-Q for the quarter ended June 30, 1999).
* 10.15	Class A Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.16	Class B Option Agreement, dated as of January 12, 1999, among Brooke Group Holding, L&M, Eve, Liggett and PM (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1998).
* 10.17	Pledge Agreement dated as of May 24, 1999 from Eve, as grantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.5 in Vector’s Form 10-Q for the quarter ended June 30, 1999).
* 10.18	Guaranty dated as of June 10, 1999 from Eve, as guarantor, in favor of Citibank, N.A., as agent (incorporated by reference to Exhibit 10.6 in Vector’s Form 10-Q for the quarter ended June 30, 1999).

Exhibit
No.	Description

* 10.19	Vector Group Ltd. 1998 Long-Term Incentive Plan (incorporated by reference to the Appendix to Vector’s Proxy Statement dated September 15, 1998).
* 10.20	Stock Option Agreement, dated July 20, 1998, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 6 in the Amendment No. 5 to the Schedule 13D filed by Bennett S. LeBow on October 16, 1998 with respect to the common stock of Vector).
* 10.21	Amended and Restated Employment Agreement (“LeBow Employment Agreement), dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 27, 2005).
* 10.22	Amendment dated January 27, 2006 to LeBow Employment Agreement (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006).
* 10.23	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).
* 10.24	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).
* 10.25	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).
* 10.26	Executive Retirement Agreement and Release, dated as of February 3, 2006, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 3, 2006).
* 10.27	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).
* 10.28	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).
* 10.29	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix A in Vector’s Proxy Statement dated April 21, 2004).
* 10.30	Stock Option Agreement, dated November 4, 1999, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.59 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.31	Stock Option Agreement, dated November 4, 1999, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.60 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.32	Stock Option Agreement, dated November 4, 1999, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.61 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.33	Stock Option Agreement, dated November 4, 1999, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.62 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.34	Stock Option Agreement, dated November 4, 1999, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 1999).
* 10.35	Stock Option Agreement, dated October 26, 2000, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.63 in Vector’s Form 10-K for the year ended December 31, 2000).
* 10.36	Stock Option Agreement, dated January 22, 2001, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2001).

Exhibit
No.	Description

* 10.37	Stock Option Agreement, dated January 22, 2001, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 10-Q for the quarter ended March 31, 2001).
* 10.38	Restricted Share Award Agreement, dated as of September 27, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated September 27, 2005).
* 10.39	Restricted Share Award Agreement, dated as of November 11, 2005, between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated November 11, 2005).
* 10.40	Option Letter Agreement, dated as of November 11, 2005 between Vector and Ronald J. Bernstein (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated November 11, 2005).
* 10.41	Restricted Share Award Agreement, dated as of November 16, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 16, 2005).
* 10.42	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).
* 10.43	Vector Supplemental Retirement Plan (as amended and restated January 27, 2006) (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated January 27, 2006).
* 10.44	Purchase and Sale Agreement, dated as of February 15, 2002, between VGR Acquisition Inc., The Medallion Company, Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 15, 2002).
* 10.45	Form of Asset Purchase Agreement between VGR Acquisition Inc. and Gary L. Hall (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated February 15, 2002).
* 10.46	Asset Purchase Agreement, dated June 4, 2004, by and between VT Roxboro LLC and Flue-Cured Tobacco Cooperative Stabilization Corporation (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated June 4, 2004).
* 10.47	Securities Purchase Agreement, dated as of November 16, 2004, by and among Vector and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated November 16, 2004).
* 10.48	Letter Agreement, dated November 22, 2004, between Vector and Mr. LeBow (incorporated by reference to Exhibit 14 to Amendment No. 11, dated November 23, 2004, to the Schedule 13D filed by Bennett S. LeBow with respect to the Company’s common stock).
* 10.49	Purchase Agreement, dated as of March 30, 2005, among Vector and Jefferies & Company, Inc. (incorporated by reference to Exhibit 1.1 in Vector’s Form 8-K dated March 30, 2005).
* 10.50	Letter Agreement, dated April 13, 2005, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated April 14, 2005).
* 10.51	Stipulation and Agreement of Settlement, dated March 11, 2005, entered into on behalf of Vector and New Valley, relating to Goodwin v. New Valley Corporation (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended March 31, 2005).
21	Subsidiaries of Vector.
23	Consent of PricewaterhouseCoopers LLP relating to Vector’s Registration Statements on Form S-8 (No. 333-59210, No. 333-71596, No. 333-118113 and 333-130406) and Registration Statements on Form S-3 (No. 333-46055, No. 33-38869, No. 333-45377, No. 333-56873, No. 333-62156, No. 333-69294, No. 333-82212, No. 333-121502, No. 333-121504, No. 333-125077 and No. 333-131393).
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Material Legal Proceedings.

*	Incorporated by reference
      Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10.19 through 10.43.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By:	/s/ Joselynn D. Van Siclen

Joselynn D. Van Siclen
Vice President, Chief Financial Officer and
Treasurer
Date: March 16, 2006

POWER OF ATTORNEY
      The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/s/ Howard M. Lorber Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)

/s/ Joselynn D. Van Siclen Joselynn D. Van Siclen	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Ronald J. Bernstein Ronald J. Bernstein	Director

/s/ Robert J. Eide Robert J. Eide	Director

/s/ Bennett S. LeBow Bennett S. LeBow	Director

/s/ Jeffrey S. Podell Jeffrey S. Podell	Director

/s/ Jean E. Sharpe Jean E. Sharpe	Director

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005
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
      We have completed integrated audits of Vector Group Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vector Group Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Miami, Florida
March 16, 2006

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2005	2004

ASSETS:
Current assets:
Cash and cash equivalents	$181,059	$110,004
Investment securities available for sale	18,507	14,927
Accounts receivable — trade	12,714	2,464
Other receivables	638	653
Inventories	70,395	78,941
Restricted assets	—	606
Deferred income taxes	26,179	22,695
Other current assets	9,607	11,834

Total current assets	319,099	242,124
Property, plant and equipment, net	62,523	65,357
Assets held for sale	—	54,077
Long-term investments, net	7,828	2,410
Investments in non-consolidated real estate businesses	17,391	27,160
Restricted assets	5,065	4,374
Deferred income taxes	69,988	18,119
Intangible asset	107,511	107,511
Other assets	13,725	14,763

Total assets	$603,130	$535,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Current portion of notes payable and long-term debt	$9,313	$6,043
Accounts payable	15,394	10,549
Accrued promotional expenses	18,317	17,579
Accrued taxes payable, net	32,392	28,859
Settlement accruals	22,505	28,200
Deferred income taxes	3,891	4,175
Accrued interest	5,770	4,931
Other accrued liabilities	20,518	19,499

Total current liabilities	128,100	119,835
Notes payable, long-term debt and other obligations, less current portion	243,590	254,603
Fair value of derivatives embedded within convertible debt	39,371	25,686
Noncurrent employee benefits	17,235	15,727
Deferred income taxes	135,785	146,284
Other liabilities	5,646	5,134
Minority interests	—	53,429
Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 53,417,525 and 45,163,386 shares and outstanding 49,849,735 and 41,773,591 shares	4,985	4,177
Additional paid-in capital	141,388	61,468
Unearned compensation	(11,681)	(656)
Deficit	(74,359)	(123,231)
Accumulated other comprehensive loss	(10,610)	(10,409)
Less: 3,567,790 and 3,389,795 shares of common stock in treasury, at cost	(16,320)	(16,152)

Total stockholders’ equity (deficit)	33,403	(84,803)

Total liabilities and stockholders’ equity (deficit)	$603,130	$535,895

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2005	2004	2003

Revenues*	$478,427	$498,860	$529,385
Expenses:
Cost of goods sold (including inventory impairment of $37,000 in 2004)*	285,393	325,663	339,617
Operating, selling, administrative and general expenses	114,048	144,051	167,978
Gain on sale of assets	(12,748)	—	—
Provision for loss on uncollectible receivable	2,750	—	—
Restructuring and impairment charges	(127)	13,699	21,300

Operating income	89,111	15,447	490
Other income (expenses):
Interest and dividend income	5,610	2,563	4,696
Interest expense	(31,980)	(25,077)	(26,592)
Loss on extinguishment of debt	—	(5,333)	(1,721)
Gain on investments, net	1,426	8,664	1,955
Gain on sale of assets	—	—	478
Gain from conversion of LTS notes	9,461	—	—
Equity in loss on operations of LTS	(299)	—	—
Equity income from non-consolidated real estate businesses	7,543	9,782	901
Other, net	(353)	60	19

Income (loss) from continuing operations before benefit for income taxes and minority interests	80,519	6,106	(19,774)
Income tax expense (benefit)	40,352	(6,960)	(666)
Minority interests	(1,969)	(9,027)	2,976

Income (loss) from continuing operations	38,198	4,039	(16,132)
Discontinued operations:
Income from discontinued operations, net of minority interest and taxes	82	458	522
Gain on disposal of discontinued operations, net of minority interest and taxes	2,952	2,231	—

Income from discontinued operations	3,034	2,689	522

Income (loss) before extraordinary item	41,232	6,728	(15,610)
Extraordinary item, unallocated goodwill	7,850	—	—

Net income (loss)	$49,082	$6,728	$(15,610)

Per basic common share:
Income (loss) from continuing operations	$0.86	$0.09	$(0.38)

Income from discontinued operations	$0.07	$0.06	$0.01

Income from extraordinary item	$0.18	$0.00	$0.00

Net income (loss) applicable to common shares	$1.11	$0.15	$(0.37)

Basic weighted average common shares outstanding	44,228,867	43,473,963	42,715,275

Per diluted common share:
Income (loss) from continuing operations	$0.82	$0.09	$(0.38)

Income from discontinued operations	$0.07	$0.06	$0.01

Income from extraordinary item	$0.17	$0.00	$0.00

Net income (loss) applicable to common shares	$1.06	$0.15	$(0.37)

Diluted weighted average common shares outstanding	46,392,980	45,383,128	42,715,275

*	Revenues and Cost of goods sold include excise taxes of $161,753, $175,674 and $195,342 for the years ended December 31, 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Amounts)

							Accumulated
							Other
	Common Stock		Additional				Comprehensive
			Paid-In	Unearned		Treasury	Income
	Shares	Amount	Capital	Compensation	Deficit	Stock	(Loss)	Total

Balance, December 31, 2002	36,439,285	$3,643	$157,566	$(1,014)	$(113,965)	$(12,303)	$(11,630)	$22,297
Net loss	—	—	—	—	(15,610)	—	—	(15,610)
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	17	17
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	2,278	2,278

Total other comprehensive income	—	—	—	—	—	—	—	2,295

Total comprehensive loss	—	—	—	—	—	—	—	(13,315)

Distributions on common stock	—	—	(59,997)	—	—	—	—	(59,997)
Effect of stock dividend	1,850,126	185	—	—	(185)	—	—	—
Exercise of warrants and options	731,778	74	1,055	—	—	620	—	1,749
Tax benefit of options exercised	—	—	2,037	—	—	—	—	2,037
Amortization of deferred compensation	—	—	—	586	—	—	—	586
Effect of New Valley share repurchase	—	—	75	—	—	—	—	75
Other, net	—	—	93	—	—	—	—	93

Balance, December 31, 2003	39,021,189	3,902	100,829	(428)	(129,760)	(11,683)	(9,335)	(46,475)
Net income	—	—	—	—	6,728	—	—	6,728
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	885	885
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	(1,959)	(1,959)

Total other comprehensive loss	—	—	—	—	—	—	—	(1,074)

Total comprehensive income	—	—	—	—	—	—	—	5,654

Distributions on common stock	—	—	(64,106)	—	—	—	—	(64,106)
Effect of stock dividend	1,987,129	199	—	—	(199)	—	—	—
Restricted stock grants	40,000	4	596	(600)	—	—	—	—
Exercise of warrants and options, net of 332,022 shares				—	—
delivered to pay exercise price	724,954	72	7,589	—	—	(4,469)	—	3,192
Tax benefit of options exercised	—	—	2,990	—	—	—	—	2,990
Amortization of deferred compensation	—	—	—	372	—	—	—	372
Note conversion	319	—	8	—	—	—	—	8
Effect of New Valley share repurchase	—	—	(63)	—	—	—	—	(63)
Beneficial conversion feature of notes payable	—	—	13,625	—	—	—	—	13,625

Balance, December 31, 2004	41,773,591	4,177	61,468	(656)	(123,231)	(16,152)	(10,409)	(84,803)
Net income	—	—	—	—	49,082	—	—	49,082
Pension related minimum liability adjustments, net of taxes	—	—	—	—	—	—	322	322
Forward contract adjustments, net of taxes	—	—	—	—	—	—	(599)	(599)
Unrealized loss on investment securities, net of taxes	—	—	—	—	—	—	(494)	(494)

Total other comprehensive loss	—	—	—	—	—	—	—	(771)

Total comprehensive income	—	—	—	—	—	—	—	48,311

Distributions on common stock	—	—	(73,238)	—	—	—	—	(73,238)
Effect of stock dividend	2,099,451	210	—	—	(210)	—	—	—
Restricted stock grants	628,570	63	12,295	(12,295)	—	—	—	63
Exercise of options, net of 8,100 shares delivered to pay exercise price	303,764	30	3,764	—	—	(168)	—	3,626
Tax benefit of options exercised	—	—	578	—	—	—	—	578
Amortization of deferred compensation	—	—	—	1,270	—	—	—	1,270
Effect of New Valley restricted stock transactions, net	—	—	(379)	—	—	—	—	(379)
Beneficial conversion feature of notes payable	—	—	8,450	—	—	—	—	8,450
Acquisition of New Valley minority interest	5,044,359	505	128,450	—	—	—	570	129,525

Balance, December 31, 2005	49,849,735	$4,985	$141,388	$(11,681)	$(74,359)	$(16,320)	$(10,610)	$33,403

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2005	2004	2003

		Revised(1)	Revised(1)
Cash flows from operating activities:
Net income (loss)	$49,082	$6,728	$(15,610)
Income from discontinued operations	(3,034)	(2,689)	(522)
Extraordinary item	(7,850)	—	—

	38,198	4,039	(16,132)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,220	11,823	14,728
Non-cash stock-based expense	3,133	578	906
Non-cash portion of restructuring and impairment charges	(127)	44,241	21,064
Loss on extinguishment of debt	—	5,333	1,721
Minority interests	1,969	9,027	(2,976)
Gain on sale of investment securities available for sale	(1,426)	(8,518)	(301)
Gain on long-term investments	—	(146)	—
(Gain) loss on sale of assets	(12,432)	14	(2,202)
Provision for loss on uncollectible receivable	2,750	—	—
Deferred income taxes	20,310	(14,230)	(4,554)
Gain from conversion of LTS notes	(9,461)	—	—
Equity loss on operations of LTS	299	—	—
Provision for loss on marketable securities	433	—	—
Equity income in non-consolidated real estate businesses	(7,543)	(9,782)	(901)
Distributions from non-consolidated real estate businesses	5,935	5,840	991
Non-cash interest expense	6,317	4,644	5,885
Changes in assets and liabilities (net of effect of acquisitions and dispositions):
Receivables	(10,235)	7,961	4,350
Inventories	8,546	10,774	(26,978)
Accounts payable and accrued liabilities	6,172	(21,040)	13,324
Cash payments on restructuring liabilities	(4,842)	(6,458)	(236)
Other assets and liabilities, net	8,241	(1,221)	5,326
Cash flows from discontinued operations	732	1,743	3,176

Net cash provided by operating activities	68,189	44,622	17,191

Cash flows from investing activities:
Proceeds from sale of businesses and assets	14,118	25,713	2,723
Proceeds from sale or maturity of investment securities	7,490	68,357	135,737
Purchase of investment securities	(4,713)	(12,197)	(68,978)
Proceeds from sale or liquidation of long-term investments	48	576	1,004
Purchase of long-term investments	(227)	(409)	(195)
Purchase of LTS stock	(3,250)	—	—
Decrease (increase) in restricted assets	16	1,157	(1,479)
Investments in non-consolidated real estate businesses	(6,250)	(4,500)	(11,000)
Distributions from non-consolidated real estate businesses	5,500
Issuance of note receivable	(2,750)	(1,750)	—
Payment of prepetition claims	—	—	(74)
Costs associated with New Valley acquisition	(2,422)	—	—
Capital expenditures	(10,295)	(4,294)	(8,894)
Discontinued operations	66,912	40	(6)

Net cash provided by investing activities	64,177	72,693	48,838

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2005	2004	2003

		Revised(1)	Revised(1)
Cash flows from financing activities:
Proceeds from debt	50,841	66,905	—
Repayments of debt	(4,305)	(84,425)	(31,064)
Deferred financing charges	(2,068)	(2,918)	—
Borrowings under revolver	457,111	531,467	629,699
Repayments on revolver	(457,127)	(531,450)	(629,699)
Distributions on common stock	(70,252)	(64,106)	(59,997)
Proceeds from exercise of Vector options and warrants	3,626	3,233	1,749
Proceeds from exercise of New Valley warrants	—	91	—
New Valley repurchase of common shares	—	(202)	(1,346)
Other, net	76	(17)	—
Discontinued operations	(39,213)	(697)	(590)

Net cash used in financing activities	(61,311)	(82,119)	(91,248)

Net increase (decrease) in cash and cash equivalents	71,055	35,196	(25,219)
Cash and cash equivalents, beginning of year	110,004	74,808	100,027

Cash and cash equivalents, end of year	$181,059	$110,004	$74,808

(1)	See Note 1(a)
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation:
      The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. The Company owned all of the limited liability company interests of New Valley at December 31, 2005 and owned 58.2% and 58.1% of the common shares of its corporate predecessor, New Valley Corporation, at December 31, 2004 and at December 31, 2003, respectively. (See Note 18.) All significant intercompany balances and transactions have been eliminated.
      Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.
      As discussed in Note 19, New Valley’s real estate leasing operations are presented as discontinued operations for the three years ended December 31, 2005.
      Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year’s presentation, including reflecting stock dividends at par value when stockholders’ equity is in a deficit position rather than at fair value in additional paid-in capital and retained earnings. Accordingly, the Company decreased its December 31, 2004 additional paid-in capital by $180,307 to $61,468 from $241,775 and decreased the deficit in like amount. The Company decreased its December 31, 2003 additional paid-in capital by $150,838 to $100,829 from $251,667 and decreased the deficit in like amount. The Company decreased its January 2003 opening balance of additional paid-in capital by $122,753 from $280,319 to $157,566 and decreased the deficit in like amount. These changes in classification do not affect assets, liabilities or total stockholders’ equity.
      The 2004 and 2003 consolidated statements of cash flows have been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. These amounts had previously been reported on a combined basis as a separate caption outside operating, financing and investing activities.

(b)	Estimates and Assumptions
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
      The carrying amounts of short-term debt reported in the consolidated balance sheets are a reasonable estimate of fair value. The fair value of long-term debt for the years ended December 31, 2005 and December 31, 2004 was estimated based on current market quotations, where available.
      As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by an independent third party at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as an adjustment to interest expense.
      The methods and assumptions used by the Company’s management in estimating fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.
      The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and is recorded in other comprehensive income. The fair value of the hedge at December 31, 2005 was a liability of approximately $734. The Company did not have any open forward foreign exchange contracts at December 31, 2004.

(e)	Investment Securities:
      The Company classifies investments in debt and marketable equity securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ equity. The cost of securities sold is determined based on average cost.
      Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. The Company recorded a loss related to an other-than-temporary decline in the fair value of its marketable equity securities totaling $433 for the year ended December 31, 2005.

(f)	Significant Concentrations of Credit Risk:
      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with what management believes are high credit quality financial institutions.
      Liggett’s customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 11.9% of Liggett’s revenues in 2005, 13.8% of Liggett’s revenues in 2004 and 16.6% of Liggett’s revenues in 2003. Sales to this customer were primarily in the private label discount segment. Concentrations of credit risk with respect to trade receivables

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
are generally limited due to the large number of customers, located primarily throughout the United States, comprising Liggett’s customer base. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s expectations.

(g)	Accounts Receivable:
      Accounts receivable-trade are recorded at their net realizable value.
      The allowance for doubtful accounts and cash discounts was $474 and $312 at December 31, 2005 and 2004, respectively.

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
      The Company recorded a charge to operations for LIFO layer liquidations of $924 in 2005, $2,470 in 2004 and $747 in 2003.
      In 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires that abnormal idle facility expense and spoilage, freight and handling costs be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on its consolidated results of operations, financial position or cash flows.

(i)	Restricted Assets:
      Current restricted assets of $0 at December 31, 2005 and $606 at December 31, 2004 consist of amounts held in escrow related to New Valley’s real estate operations. Long-term restricted assets of $5,065 and $4,374 at December 31, 2005 and December 31, 2004, respectively, consist primarily of certificates of deposit which collateralize letters of credit.

(j)	Property, Plant and Equipment:
      Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 20 to 30 years for buildings and 3 to 10 years for machinery and equipment.
      Interest costs are capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There were no capitalized interest costs in 2005 and 2004.
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
      The Company is required to conduct an annual review of intangible assets for potential impairment including the intangible asset of $107,511, which is not subject to amortization due to its indefinite useful life. This intangible asset relates to the exemption of The Medallion Company (“Medallion”), acquired in April 2002, under the Master Settlement Agreement.
      Other intangible assets, included in other assets, consisting of trademarks and patent rights, are amortized using the straight-line method over 10-12 years. The book value of other intangible assets was $22,073 at December 31, 2005 and $22,045 at December 31, 2004 and the related accumulated amortization was $21,242 and $21,113 at December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $129, $177 and $147, respectively. Based on the current amount of intangible assets subject to amortization, the estimated expense for each of the succeeding five years is $129 in 2006, $129 in 2007, $129 in 2008, $129 in 2009 and $129 in 2010 and $186 thereafter.

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
      Awards under the Company’s stock compensation plans generally vest over periods ranging from four to five years. The expense related to stock option compensation included in the determination of net income for 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value provisions

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123”:

	2005	2004	2003

Net income (loss)	$49,082	$6,728	$(15,610)
Add: stock option employee compensation expense included in reported net income (loss), net of related tax effects	2,490	204	4,738
Deduct: total stock option employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,474)	(1,803)	(7,759)

Pro forma net income (loss)	$48,098	$5,129	$(18,631)

Income (loss) per share:
Basic — as reported	$1.11	$0.15	$(0.37)
Basic — pro forma	$1.09	$0.12	$(0.44)
Diluted — as reported	$1.06	$0.15	$(0.37)
Diluted — pro forma	$1.06	$0.11	$(0.44)
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
      In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company adopted this new standard, prospectively, on January 1, 2006, and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, results of operations or cash flows.

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
      Sales: Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be materially adversely

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
      Real Estate Leasing Revenues: Prior to February 2005, the Company has leased real estate properties to tenants under operating leases. (See Note 19.) Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent.
      Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $6,596 in 2005, $6,805 in 2004 and $5,620 in 2003, are recorded as operating, selling, administrative and general expenses.

(q)	Advertising and Research and Development:
      Advertising costs, which are expensed as incurred, were $296, $4,920 and $19,473 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Research and development costs, primarily at Vector Tobacco, are expensed as incurred, and were $10,089, $9,177 and $10,546 for the years ended December 31, 2005, 2004 and 2003, respectively.

(r)	Earnings Per Share:
      Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividends paid to Company stockholders on September 29, 2005, September 29, 2004 and September 29, 2003. The dividends were recorded at par value of $210 in 2005, $199 in 2004 and $185 in 2003 since stockholders’ equity is in a deficit position. In connection with the 5% stock dividends, the Company increased the number of outstanding warrants and stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividends had occurred on January 1, 2003.
      In March 2004, the EITF reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending June 30, 2004 for calendar year companies. Earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the beneficial conversion feature and embedded derivative related to the Company’s convertible notes issued in 2004 and 2005. These notes, which are a participating security due to the contingent interest feature, had no impact on EPS for the years ended December 31, 2005 and December 31, 2004, as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings under EITF 03-6.
      Diluted EPS are calculated by dividing income (loss) by the weighted average common shares outstanding plus dilutive common stock. The Company noted that the effect of the dilutive potential common stock in 2003 was anti-dilutive. The two issues of the Company’s convertible notes were excluded from the computation of diluted income per share in 2005 and 2004 as the effect would have been anti-dilutive, resulting in higher earnings per incremental share.
      Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options, vested and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
unvested restricted stock grants and warrants. Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Weighted-average shares for basic EPS	44,228,867	43,473,963	42,715,275
Plus incremental shares related to stock options and warrants	2,164,113	1,909,165	—

Weighted-average shares for diluted EPS	46,392,980	45,383,128	42,715,275

      The Company had a net loss for the year ended December 31, 2003. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted net loss per share since the effect is anti-dilutive for that year. Potentially dilutive shares that were not included in the diluted loss per share calculation were 1,913,633 in 2003 which shares are issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the years ended December 31, 2004 and 2005, the Company had 757,246 and 218,280 stock options, respectively, and 0 and 628,570 shares of non-vested restricted stock, respectively, that were not included in the computation of earnings per share because the options’ exercise price and the per share expense associated with the non-vested restricted stock were greater than the average market price of the common stock during the respective periods.

(s)	Comprehensive Income (Loss):
      Other comprehensive income (loss) is a component of stockholders’ equity (deficit) and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts, minimum pension liability adjustments and, prior to December 9, 2005, the Company’s proportionate interest in New Valley’s capital transactions. Total comprehensive income was $48,311 and $5,654 for the years ended December 31, 2005 and 2004, respectively, and total comprehensive loss was $13,315 for the year ended December 31, 2003.
      The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

Net income (loss)	$49,082	$6,728	$(15,610)
Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains, net of income taxes and minority interests	165	1,311	3,059
Net unrealized gains reclassified into net income (loss), net of income taxes and minority interests	(659)	(3,270)	(781)

	(494)	(1,959)	2,278

Net change in forward contracts	(599)	—	—
Net change in additional minimum pension liability, net of income taxes	322	885	17

Comprehensive income (loss)	$48,311	$5,654	$(13,315)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of accumulated other comprehensive loss, net of taxes, were as follows as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Net unrealized gains on investment securities available for sale	$628	$748
Forward contracts adjustment	(599)	—
Additional pension liability	(10,639)	(11,157)

Accumulated other comprehensive loss	$(10,610)	$(10,409)

(t)	Contingencies:
      The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 13, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett.
      Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and the Company has not provided any amounts in its consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

(u)	New Accounting Pronouncements:
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In September 2005, the FASB’s EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges”. EITF No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, if the transactions were entered into in contemplation of one another. EITF No. 04-13 is effective for the Company for new arrangements entered into after April 2, 2006. The Company does not expect the adoption of EITF No. 04-13 to have a material impact on its financial position, results of operations or cash flows.

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
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. SFAS No. 155 amends SFAS Nos. 133 and 140 and relates to the financial reporting of certain hybrid financial instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years commencing after September 15, 2006. The Company has not completed its assessment of the impact of this standard.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the years ended December 31, 2005 and 2004 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, December 31, 2003	$—	$—	$—	$—
Restructuring charges	6,457	3,006	3,840	13,303
Change in estimate	(26)	(15)	56	15
Utilized	(2,817)	(2,805)	(611)	(6,233)

Balance, December 31, 2004	3,614	186	3,285	7,085
Change in estimate	(54)	(73)	—	(127)
Utilized	(2,847)	(113)	(1,882)	(4,842)

Balance, December 31, 2005	$713	$—	$1,403	$2,116

      Timberlake Restructuring. In October 2003, the Company announced that it would close Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility in order to reduce excess tobacco production capacity and improve operating efficiencies company-wide. Production of the QUEST line of low nicotine and nicotine-free cigarettes, as well as production of Vector Tobacco’s other cigarette brands, was moved to Liggett’s manufacturing facility in Mebane, North Carolina.
      Vector Tobacco has contracted with Liggett to produce its cigarettes, and all production was transitioned from Timberlake to Mebane by December 31, 2003. As part of the transition, approximately 150 manufacturing and administrative positions were eliminated.
      As a result of these actions, the Company recognized pre-tax restructuring and impairment charges of $21,696, of which $21,300 was recognized in 2003 and the remaining $396 was recognized in 2004. Machinery and equipment to be disposed of was reduced to estimated fair value less costs to sell during 2003.
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake facility, along with all equipment. (Refer to Note 5.) The Company decreased the asset impairment accrual as of June 30, 2004 by $871 to reflect the actual amounts to be realized from the Timberlake sale and to reduce the values of other excess Vector Tobacco machinery and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The $871 was reallocated to employee severance and benefits ($507) and contract termination costs ($364) due to higher than anticipated costs in those areas. The Company further adjusted the previously recorded restructuring accrual as of June 30, 2004 to reflect additional employee severance and benefits, contract termination and associated costs resulting from the Timberlake sale. No charge to operations resulted from these adjustments as there was no change to the total impairment and restructuring accruals previously recognized.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The components of the pre-tax restructuring charge relating to the closing of Vector Tobacco’s Timberlake, North Carolina cigarette manufacturing facility for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Balance, December 31, 2002	$—	$—	$—	$—
Original charges	2,045	18,752	503	21,300
Utilized in 2003	(182)	(18,752)	(54)	(18,988)

Balance, December 31, 2003	1,863	—	449	2,312
Restructuring and impairment charges	175	—	221	396
Change in estimate	507	(871)	364	—
Utilized/recoveries in 2004, net	(2,078)	871	(982)	(2,189)

Balance, December 31, 2004	467	—	52	519
Change in estimate	(46)	—	46	—
Utilized	(283)	—	(77)	(360)

Balance, December 31, 2005	$138	$—	$21	$159

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE
      Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the years ended December 31, 2005, 2004 and 2003, net realized gains were $1,426, $8,664 and $1,955, respectively. The Company recorded a loss related to an other-than-temporary decline in the fair value of its marketable equity securities totaling $433 for the year ended December 31, 2005. See Note 1.
      The components of investment securities available for sale at December 31, 2005 and 2004 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2005
Marketable equity securities	$10,171	$1,112	$(8)	$11,275
Marketable debt securities	7,296	—	(64)	7,232

	$17,467	$1,112	$(72)	$18,507

2004
Marketable equity securities	$5,886	$2,211	$(258)	$7,839
Marketable debt securities	7,123	8	(43)	7,088

	$13,009	$2,219	$(301)	$14,927

      The Company’s marketable debt securities have a weighted average maturity of 1.62 years at December 31, 2005 and mature from January 2006 to January 2010.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

4.	INVENTORIES
      Inventories consist of:

	December 31,	December 31,
	2005	2004

Leaf tobacco	$35,312	$35,416
Other raw materials	3,157	3,400
Work-in-process	1,685	1,610
Finished goods	34,653	42,003

Inventories at current cost	74,807	82,429
LIFO adjustments	(4,412)	(3,488)

	$70,395	$78,941

      The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At December 31, 2005, Liggett had leaf tobacco purchase commitments of approximately $5,577. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.
      Included in the above table was approximately $1,208 at December 31, 2005 and $1,595 at December 31, 2004 of leaf inventory associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, based on an analysis of the market data obtained since the introduction of the QUEST product, the Company determined to postpone indefinitely the national launch of QUEST and, accordingly, the Company recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimated future demand and market conditions.
      LIFO inventories represent approximately 92% and 85% of total inventories at December 31, 2005 and December 31, 2004, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consist of:

	December 31,	December 31,
	2005	2004

Land and improvements	$1,418	$1,418
Buildings	13,718	13,431
Machinery and equipment	98,037	93,700
Leasehold improvements	2,724	3,045
Construction-in-progress	2,960	3,240

	118,857	114,834
Less accumulated depreciation	(56,334)	(49,477)

	$62,523	$65,357

      Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $11,220, $11,823 and $14,728, respectively. Future machinery and equipment purchase commitments at Liggett were $7,222 at December 31, 2005.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In December 2005, Liggett completed the sale for $15,450 of its former manufacturing facility, research facility and offices in Durham, North Carolina with a net book value of approximately $2,212. The Company recorded a gain of $7,706, net of income taxes of $5,042, in 2005, in connection with the sale.
      During the year ended December 31, 2005, the Company entered into capital lease obligations of $418 for machinery and equipment.
      In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 7 and 19). The Company recorded a gain of $2,952, net of minority interests and income taxes, in 2005 in connection with the sale. The buildings were classified as assets held for sale on the balance sheet at December 31, 2004.
      The Company recorded a $3,006 non-cash asset impairment charge in 2004 relating to the Liggett Vector Brands restructuring, of which $186 related to machinery and equipment, and an $18,752 non-cash asset impairment charge in 2003 in conjunction with the closing of Vector Tobacco’s Timberlake, North Carolina facility, of which $17,968 related to machinery and equipment. (See Note 2.)
      In July 2004, a wholly-owned subsidiary of Vector Tobacco completed the sale of its Timberlake, North Carolina manufacturing facility along with all equipment to an affiliate of the Flue-Cured Tobacco Cooperative Stabilization Corporation for $25,800. In connection with the sale, the subsidiary of Vector Tobacco entered into a consulting agreement to provide certain services to the buyer for $400; all of this amount was recognized as income in 2004. (See Note 2.)

6.	LONG-TERM INVESTMENTS
      Long-term investments consist of investments in the following:

	December 31, 2005		December 31, 2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Limited partnerships	$7,828	$15,537	$2,410	$15,206
      The carrying value of the limited partnerships increased in 2005 by $5,243 in connection with purchase accounting associated with the acquisition of New Valley’s minority interest and net investments of $175. The principal business of the limited partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley is an investor in real estate partnerships where it has committed to make additional investments of up to an aggregate of $555 at December 31, 2005. New Valley’s investments in limited partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
      The Company’s estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
      Notes payable, long-term debt and other obligations consist of:

	December 31,	December 31,
	2005	2004

Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $53,307 and $38,259*	$58,557	$28,646
6.25% Convertible Subordinated Notes due 2008	132,492	132,492
Liggett:
Revolving credit facility	—	17
Term loan under credit facility	3,482	4,411
Equipment loans	9,828	6,341
Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000
V.T. Aviation:
Note payable	8,300	9,436
VGR Aviation:
Note payable	4,867	5,090
New Valley:
Note payable — operating real estate	—	39,213
Other	377	—

Total notes payable, long-term debt and other obligations	252,903	260,646
Less:
Current maturities	(9,313)	(6,043)

Amount due after one year	$243,590	$254,603

*	The fair value of the derivatives embedded within these notes ($39,371 at December 31, 2005 and $25,686 at December 31, 2004) is separately classified as a derivative liability in the consolidated balance sheet and the beneficial conversion feature ($22,075 at December 31, 2005 and $13,625 at December 31, 2004) is recorded as additional paid-in capital. The Company issued an additional $44,959 principal amount of these notes in 2005.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by the Company per share on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of its common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into the Company’s common stock, at the holder’s option. The conversion price, which was $18.48 at December 31, 2005, is subject to adjustment for various events, including the issuance of stock dividends.
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
      Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At December 31, 2004, with the issuance of $1,405 of additional notes, the derivative liability was estimated at $25,686. At December 31, 2005, with the issuance at various dates in 2005 of $14,959 of additional notes in connection with the November 2004 placement and the issuance of $30,000 of additional notes in April 2005, the derivative liability was estimated at $39,371. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. The Company recognized a gain of $3,082 in 2005 and a loss of $412 in 2004, due to changes in the fair value of the embedded derivative, which were reported as adjustments to interest expense.
      Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. Emerging Issues Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at December 31, 2005) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $2,824 in 2005 and $247 in 2004 due to the amortization of the debt discount attributable to the beneficial conversion feature.

6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:
      In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $21.72 per share at December 31, 2005, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into Vector’s common stock and, in October 2004, an additional $8 of the notes were converted. A total $132,492 of the notes were outstanding at December 31, 2005.
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

Revolving Credit Facility — Liggett:
      Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”). No amount was outstanding under the facility at December 31, 2005. Availability as determined under the facility was approximately $33,606 based on eligible collateral at December 31, 2005. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 2005, Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $54,462 and net working capital was $29,858, as computed in accordance with the agreement.
      100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,482 outstanding under Liggett’s credit facility at December 31, 2005. The remaining balance of the term loan is payable in monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.

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
      In October 2005, Liggett purchased equipment for $4,441 through a financing agreement payable in 24 installments of $112 and then 24 installments of $90. Interest is calculated at 4.89%. Liggett was required to provide a security deposit equal to 25% of the funded amount or $1,110.
      In December 2005, Liggett purchased equipment for $2,272 through a financing agreement payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount or $568.
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

Note Payable — V.T. Aviation:
      In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,404 based on current interest rates.

Note Payable — VGR Aviation:
      In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a final payment of $3,666 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Scheduled Maturities:
      Scheduled maturities of long-term debt, net of discount, are as follows:

Year ending December 31:
2006	$9,313
2007	38,866
2008	135,455
2009	10,081
2010	1,519
Thereafter	57,669

Total	$252,903

8.	COMMITMENTS
      Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more are as follows:

Year ending December 31:
2006	$4,423
2007	2,729
2008	2,027
2009	1,640
2010	1,188
Thereafter	2,810

Total	$14,817

      In 2001, the Company entered into an operating sublease for space in an office building in New York. The lease, as amended, expires in 2013. Minimum rental expense over the entire period is $10,584. A rent abatement received upon entering into the lease is recognized on a straight line basis over the life of the lease. The Company pays operating expense escalation in monthly installments along with installments of the base rent. Escalation rent in 2005 was $18.
      The Company’s rental expense for the years ended December 31, 2005, 2004 and 2003 was $5,427, $9,805 and $9,704, respectively. The Company incurred royalty expense under various agreements during the years ended December 31, 2005, 2004 and 2003 of $1,400, $1,275 and $1,600, respectively.
      The future minimum rents scheduled to be received under non-cancelable operating leases at December 31, 2005 are $1,064 in 2006, $1,018 in 2007, $1,041 in 2008, $1,024 in 2009, $946 in 2010 and $2,332 thereafter.

9.	EMPLOYEE BENEFIT PLANS
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
      In addition, the Company provides certain postretirement medical and life insurance benefits to certain employees. Substantially all of the Company’s manufacturing employees as of December 31, 2005 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 700 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 300 active employees and 525 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans.
      The following provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

			Other
	Pension Benefits		Postretirement Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at January 1	$(162,284)	$(159,520)	$(11,032)	$(10,789)
Service cost	(4,659)	(4,641)	(27)	(30)
Interest cost	(8,687)	(8,959)	(613)	(626)
Benefits paid	13,794	14,194	683	614
Plan amendment	753	—	—	—
Actuarial loss	(306)	(3,358)	56	(201)

Benefit obligation at December 31	$(161,389)	$(162,284)	$(10,933)	$(11,032)

Change in plan assets:
Fair value of plan assets at January 1	$152,467	$150,663	$—	$—
Actual return on plan assets	16,987	15,560	—	—
Contributions	352	438	683	614
Benefits paid	(13,794)	(14,194)	(683)	(614)

Fair value of plan assets at December 31	$156,012	$152,467	$—	$—

Liability less than projected benefit obligations at December 31	$(5,377)	$(9,817)	$(10,933)	$(11,032)
Unrecognized actuarial (gains) losses	16,280	22,566	(479)	(488)
Contributions of SERP benefits	91	92	—	—

Net pension asset (liability) before additional minimum liability and purchase accounting valuation adjustments	10,994	12,841	(11,412)	(11,520)
Additional minimum liability	(17,199)	(17,889)	—	—
Purchase accounting valuation adjustments relating to income taxes	291	641	91	200

Liability included in the December 31 balance sheet	$(5,914)	$(4,407)	$(11,321)	$(11,320)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

				Other
	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Actuarial assumptions:
Discount rates — benefit obligation	5.68%	4.50% - 5.75%	4.75% - 6.00%	5.68%	5.75%	6.00%
Discount rates — service cost	4.50% - 5.75%	4.25% - 6.05%	5.50% - 6.75%	5.75%	6.00%	6.75%
Assumed rates of return on invested assets	8.50%	8.50%	8.50%	—	—	—
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

				Other
	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Service cost — benefits earned during the period	$5,009	$4,991	$3,923	$27	$30	$79
Interest cost on projected benefit obligation	8,687	8,959	9,559	613	626	676
Expected return on assets	(12,274)	(12,107)	(11,721)	—	—	—
Amortization of net (gain) loss	1,120	2,048	1,659	45	51	(129)

Net expense	$2,542	$3,891	$3,420	$685	$707	$626

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Vector’s defined benefit retirement plan allocations at December 31, 2005 and 2004, by asset category, were as follows:

	Plan Assets at
	December 31

	2005	2004

Asset category:
Equity securities	51%	50%
Investment grade fixed income securities	20%	20%
High yield fixed income securities	5%	3%
Hedge funds	21%	24%
Short-term investments	3%	3%

Total	100%	100%
      As of December 31, 2005, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $97,982, $97,982 and $80,943, respectively. As of December 31, 2004, three of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $95,610, $95,610 and $79,106, respectively.
      SFAS No. 87, “Employers’ Accounting for Pensions”, permits the delayed recognition of pension fund gains and losses in ratable periods over the average remaining service period of active employees expected to receive benefits under the plan. Gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2005, Liggett used a 10 year period for its Hourly Plan and a six year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
      In January 2006, the Company amended and restated its Supplemental Retirement Plan (the “Amended SERP”), effective January 1, 2005. The amendments to the plan are intended, among other things, to cause the plan to meet the applicable requirements of Section 409A of the Internal Revenue Code. The Amended SERP is a plan pursuant to which the Company will pay supplemental retirement benefits to certain key employees, including executive officers of the Company. The Amended SERP is intended to be unfunded for tax purposes, and payments under the Amended SERP will be made out of the general assets of the Company except that, under the terms of the Chairman’s amended employment agreement, the Company has agreed during 2006, 2007 and 2008 to pay $125 per quarter into a separate trust for him that will be used to fund a portion of his benefits under the Amended SERP. Under the Amended SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s board of directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the later of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary, except that, under the terms of the Chairman’s amended employment agreement, his normal retirement date was accelerated by one year to December 30, 2008. At December 31, 2005, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2006 — $0; 2007 — $0; 2008 — $0; 2009 — $19,971; 2010 — $12,415; and 2011 and thereafter — $13,162. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
      For 2005 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0% and 13.2% between 2006 and 2015 and 5.0% after 2015. For 2004 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 2.43% and 17.27% between 2005 and 2014 and 5.0% after 2014.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$16	$(13)
Effect on benefit obligation	$286	$(231)
      To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any funding to the pension plans for the pension plan year beginning on January 1, 2006 and ending on December 31, 2006. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
      Estimated future pension benefits payments are as follows:

2006	$13,700
2007	13,405
2008	13,062
2009	32,693
2010	24,628
2011 - 2015	65,336
Profit Sharing and Other Plans:
      The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $937, $1,343 and $1,437 for the years ended December 31, 2005, 2004 and 2003, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

10.	INCOME TAXES
      The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. For periods prior to December 9, 2005, the consolidated U.S. income tax return did not include the activities of New Valley, which filed a separate consolidated U.S. income tax return that included its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,

	2005	2004	2003

Current:
U.S. Federal	$13,941	$4,242	$—
State	6,369	3,028	3,888

	$20,310	$7,270	$3,888

Deferred:
U.S. Federal	$19,951	$(14,667)	$(4,143)
State	91	437	(411)

	20,042	(14,230)	(4,554)

Total expense (benefit)	$40,352	$(6,960)	$(666)

      The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31, 2005		December 31, 2004

	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Excess of tax basis over book basis-non- consolidated entities	$3,766	$—	$14,634	$22,224
Deferral on Philip Morris brand transaction	—	108,087	—	103,100
Employee benefit accruals	17,529	3,996	16,584	2,787
Book/tax differences on fixed and intangible assets	—	18,512	—	18,641
Other	12,959	9,081	3,729	3,707
U.S. tax loss and contribution carryforwards — Vector	47,899	—	7,155	—
U.S. tax credit carryforwards — Vector	14,014	—	3,257	—
U.S. tax loss carryforwards — New Valley	—	—	65,073	—
U.S. tax credit carryforwards — New Valley	—	—	13,512	—
Valuation allowance	—	—	(83,130)	—

	$96,167	$139,676	$40,814	$150,459

      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The valuation allowance of $83,130 at December 31, 2004 consisted primarily of a reserve against New Valley’s net operating loss and tax credit carryforwards of $160,500 and $13,600, respectively. In 2004, New Valley recognized $9,000 of deferred tax assets based on its management’s belief that it was more likely than not that such deferred tax assets would be realized based upon a projection of taxable income for 2005.
      As of December 31, 2005, the Company and its more than 80%-owned subsidiaries, which included New Valley, had U.S. net operating loss carryforwards of approximately $136,900 which expire at various dates from 2006 through 2023. Approximately $18,100 of the Company’s consolidated net operating loss carryforwards expire at December 31, 2006, approximately $24,800 expire at December 31, 2007 and approximately $37,600 expire at December 31, 2011. The remaining $56,400 expire at various dates between December 31, 2017 and December 31, 2023. As of December 31, 2005, the Company and its more than 80%-owned subsidiaries, which included New Valley, also had approximately $14,014 of alternative minimum tax credit carryforwards.
      Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,

	2005	2004	2003

Income (loss) from continuing operations before income taxes	$78,550	$(2,921)	$(16,798)

Federal income tax expense (benefit) at statutory rate	27,493	(1,022)	(5,879)
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	4,213	2,256	2,265
Non-deductible expenses	5,616	4,320	3,565
Equity and other adjustments	2,070	(270)	1,314
Changes in valuation allowance, net of equity and tax audit adjustments	960	(12,244)	(1,931)

Expense (benefit) for income tax	$40,352	$(6,960)	$(666)

      Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards.
      The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of December 31, 2005, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $43,509. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. (See Note 16.)
      In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $127,000, including interest, net of tax benefits, through December 31, 2005. These amounts have been previously recognized in the Company’s consolidated financial statements as tax liabilities. As of December 31, 2005, the Company believes amounts potentially due have been fully provided for in its consolidated statements of operations.
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

11.	STOCK COMPENSATION
      In April 2004, the Company amended its 1999 Long-Term Incentive Plan. The Amended and Restated 1999 Long-Term Incentive Plan (the “Amended 1999 Plan”) authorizes the granting of up to 9,371,250 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. The Amended 1999 Plan was approved by the Company’s stockholders in May 2004. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1999 Plan.
      In September 2005, the President of the Company was awarded a restricted stock grant of 500,000 shares of Vector’s common stock pursuant to the Amended 1999 Plan. Under the terms of the award, one-fourth of the shares vest on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event the his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $9,775 representing the fair market value of the restricted shares on the date of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense.
      In November 2005, the President of the Company was awarded an additional 78,570 shares under the Amended 1999 Plan on the same terms as the shares granted in September 2005. The Company recorded deferred compensation of $1,565 representing the fair market value of the restricted shares on the date of grant.
      Also in November 2005, the President of Liggett and Liggett Vector Brands, who is also a director of the Company, was awarded a restricted stock grant of 50,000 shares of Vector’s common stock pursuant to the Amended 1999 Plan. Under the terms of the award, one-fourth of the shares vest on November 1, 2006 with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant.
      In addition, in November 2005, the President of Liggett agreed to the cancellation of an option to purchase 303,876 shares of the Company’s common stock at $31.59 per share granted to him under the 1999

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Plan in September 2001. In this regard, the executive and the Company entered into an agreement in which the Company agreed, in accordance with the Amended 1999 Plan, that in May 2006, after the passage of more than six months, and assuming his continued employment with the Company or an affiliate of the Company, it would grant him another stock option under the Amended 1999 Plan covering 250,000 shares of the Company’s common stock. The new option will have an exercise price equal to the value of the common stock on the grant date of the replacement option and a ten-year term. It will become exercisable with respect to one-fourth of the shares on December 1, 2006, with an additional one-fourth becoming exercisable on each of the three succeeding one-year anniversaries of such date through December 1, 2009.
      On June 1, 2004, the Company granted 11,025 restricted shares of the Company’s common stock pursuant to the Amended 1999 Plan to each of its four outside directors. The shares will vest over a period of three years. The Company will recognize $644 of expense over the vesting period.
      The terms of certain stock option grants awarded under the Amended 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. In 2005, 2004 and 2003, the Company recorded charges to income of $6,661, $5,798 and $5,520, respectively, for the dividend equivalent rights on these options.
      In October 1998, stockholders of the Company approved the adoption of the 1998 Long-Term Incentive Plan (the “1998 Plan”) which authorizes the granting of up to 7,035,502 shares of common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the 1998 Plan. Non-qualified options for 55,000, 210,007 and 17,365 shares of common stock were issued under the 1998 Plan during 2005, 2004 and 2003, respectively. The exercise prices of the options granted were $20.45 in 2005, $14.69 in 2004 and $11.45 in 2003, the fair market value on the dates of grants.
      In connection with the merger of New Valley with a subsidiary of the Company on December 13, 2005, employee and director stock options to purchase New Valley common shares were converted, in accordance with the terms of such options, into options to purchase a total of 110,879 shares of the Company’s common stock at prices ranging from $6.61 to $11.96 per share.
      During 2005, 323,257 options, exercisable at prices ranging from $10.39 to $16.38 per share, were exercised for $3,625 in cash and the delivery to the Company of 8,505 shares of common stock with a fair market value of $167, or $19.69, per share on the date of exercise.
      During 2004, 1,163,271 options, exercisable at prices ranging from $3.55 to $14.00 per share, were exercised for $3,165 in cash and the delivery to the Company of 366,054 shares of common stock with a fair market value of $5,346, or $14.60, per share on the date of exercise.
      During 2003, employees of the Company exercised 232,882 options to purchase Vector’s common stock at prices ranging from $3.55 to $11.52 per share.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      A summary of employee stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding on December 31, 2002	11,012,021	$11.14
Granted	17,365	$11.45
Exercised	(232,884)	$5.33
Cancelled	(169,253)	$15.96
Outstanding on December 31, 2003	10,627,249	$11.19
Granted	210,007	$11.20
Exercised	(1,162,038)	$7.31
Cancelled	(381,523)	$18.56
Outstanding on December 31, 2004	9,293,695	$11.41
Granted	55,000	$20.45
Issued in New Valley acquisition	110,879	$9.06
Exercised	(323,449)	$11.73
Cancelled	(568,951)	$25.46
Outstanding on December 31, 2005	8,567,174	$10.54

Options exercisable at:
December 31, 2003	9,129,337
December 31, 2004	8,897,497
December 31, 2005	8,426,597
      Additional information relating to options outstanding at December 31, 2005 follows:

	Options Outstanding			Options Exercisable

		Weighted-Average
	Outstanding	Remaining		Exercisable
Range of	as of	Contractual Life	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/2005	(Years)	Exercise Price	12/31/2005	Exercise Price

$ 6.93	3,528,549	2.6	$6.93	3,528,549	$6.93
$ 6.94 — 10.74	227,411	3.6	$9.97	209,179	$9.94
$10.75 — 14.32	3,342,823	3.9	$11.54	3,337,875	$11.54
$14.32 — 17.96	1,250,137	5.2	$15.17	1,221,557	$15.18
$17.91 — 21.48	55,000	9.9	$20.45	—	—
$21.48 — 25.07	4,856	6.1	$22.80	2,428	$22.80
$25.07 — 28.65	32,216	5.4	$25.89	30,782	$25.81
$28.64 — 32.73	52,566	5.6	$30.27	41,019	$30.23
$32.22 — 35.81	73,616	5.7	$32.84	55,208	$32.84

	8,567,174	3.6	$10.54	8,426,597	$10.38

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted:

	2005	2004	2003

Risk-free interest rate	4.57%	4.54%	4.00%
Expected volatility	25.82%	18.43%	53.40%
Dividend yield	7.82%	9.88%	12.70%
Expected holding period	10 years	10 years	10 years
Weighted average fair value	$2.02	$0.45	$1.54

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,

	2005	2004	2003

I. Cash paid during the period for:
Interest	$25,382	$22,506	$23,970
Income taxes	14,045	2,393	2,016
II. Non-cash investing and financing activities:
Issuance of stock dividend	210	199	185
Conversion of debt	—	8	—
Non-cash dividend of LTS shares	2,986	—	—
Capital leases with purchase of equipment	418	—	—
Equipment acquired through financing agreements	6,713	—	—

13.	CONTINGENCIES
      Smoking-Related Litigation:
      Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and the other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the year ended December 31, 2005, Liggett incurred legal fees and other litigation costs totaling approximately $8,048 compared to $5,110 for 2004 and $6,122 for 2003.
      Individual Actions. As of December 31, 2005, there were approximately 268 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 105 were pending in Florida, 44 in Mississippi,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
27 in Maryland and 21 in Missouri. The balance of the individual cases were pending in 16 states and territories.
      There are five individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in the Beverly Davis v. Liggett Group Inc. case, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed the verdict. In March 2005, in the Ferlanti v. Liggett Group Inc. case, a Florida state court granted Liggett’s motion for summary judgment. The plaintiff has appealed. In March 2006, in the Schwartz, et. al. v. Liggett Group Inc. case, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff may appeal.
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
      In February 2006, in an individual action in Missouri state court against the major tobacco companies, including Liggett, the jury returned a verdict in favor of the defense. The plaintiff may appeal.
      Jury awards in various states have been entered against other cigarette manufacturers. The awards in these individual actions are for both compensatory and punitive damages and represent a material amount of damages. Liggett is not a party to these actions. The following is a brief description of various of these matters:

•	In February, 1999, in Henley v. Philip Morris, a California state court jury awarded $1,500 in compensatory damages and $50,000 in punitive damages. The trial court reduced the punitive damages award to $25,000. In September 2003, the California Court of Appeals reduced the punitive damages award to $9,000 based on the United States Supreme Court’s 2003 opinion in State Farm, limiting punitive damages. In September 2004, the California Supreme Court upheld the $9,000 punitive damages award. In March 2005, the United States Supreme Court denied review and the defendant has paid the amount of the judgment plus accrued interest.

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. In February 2006, the Oregon Supreme Court reaffirmed the $79,500 punitive damages jury verdict. The defendant intends to seek review by the United States Supreme Court.

•	In 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

•	In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In April 2005, the California Court of Appeals reaffirmed its decision. In August 2005, the California Supreme Court declined further review of the case. The defendant is seeking review by the United States Supreme Court.

•	In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court’s final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest ($196) after exhausting all appeals.

•	In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. In February 2005, the United States Court of Appeals for the Tenth Circuit overturned the punitive damages award, while upholding the compensatory damages award. The defendant paid the compensatory damages award in June 2005.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed to the Oregon Court of Appeals.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. The parties have appealed to the California Court of Appeals.

•	In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,540 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants’ motion for rehearing was denied, and the judgment was paid in October 2004.

•	In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. In January 2005, the United States Court of Appeals for the Eighth Circuit affirmed the compensatory damages award, but reduced the punitive damages award to $5,000. The judgment was paid in February 2005.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed to the Missouri Court of Appeals.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed to the New York Supreme Court, Appellate Division.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris has appealed to the Florida Second District Court of Appeals.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals.

•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the New York Supreme Court, Appellate Division.
      In 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on product liability.” In a 2005 decision, the Mississippi Supreme Court ruled that certain claims against cigarette manufacturers may remain available to plaintiffs.
      Class Actions. As of December 31, 2005, there were approximately 11 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.
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
      In September 2002, in In Re Simon II Litigation, the federal district court for the Eastern District of New York granted plaintiffs’ motion for certification of a nationwide non-opt-out punitive damages class action against the major tobacco companies, including Liggett. The class is not seeking compensatory damages, but was created to determine whether smokers across the country may be entitled to punitive damages. In May 2005, the United States Court of Appeals for the Second Circuit vacated the trial court’s class certification order and remanded the case to the trial court for further proceedings. The Second Circuit Court of Appeals denied plaintiffs’ motion for reconsideration of the decertification ruling. In February 2006, the trial court entered an order dismissing the action effective March 8, 2006.
      Class action suits have been filed in a number of states against individual cigarette manufacturers, alleging that the use of the terms “lights” and “ultra lights” constitutes unfair and deceptive trade practices. One such suit (Schwab v. Philip Morris, et al.), pending in federal court in New York against the cigarette manufacturers, seeks to create a nationwide class of “light” cigarette smokers and includes Liggett as a defendant. Plaintiffs’ motion for class certification and summary judgment motions by both sides were heard in September 2005. In November 2005, the court issued an opinion permitting plaintiffs to seek fluid recovery damages if class certification is granted. Fluid recovery would permit potential damages to be paid out in ways other than merely giving cash directly to plaintiffs, such as establishing a pool of money that could be used for public purposes. Although trial was scheduled to commence in January 2006, the judge has allowed an additional period for discovery before deciding the class certification issue.
      In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois in the Price, et al., v. Philip Morris case awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney’s fees and costs. Entry of judgment was stayed. In December 2005, the Illinois Supreme Court overturned the lower state court’s ruling in Price, and sent the case back to the lower court with instructions to dismiss the case. The plaintiffs have moved for a rehearing.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Approximately 38 purported state and federal class action complaints were filed against the cigarette manufacturers, including Liggett, for alleged antitrust violations. The actions allege that the cigarette manufacturers have engaged in a nationwide and international conspiracy to fix the price of cigarettes in violation of state and federal antitrust laws. Plaintiffs allege that defendants’ price-fixing conspiracy raised the price of cigarettes above a competitive level. Plaintiffs in the 31 state actions purport to represent classes of indirect purchasers of cigarettes in 16 states; plaintiffs in the seven federal actions purport to represent a nationwide class of wholesalers who purchased cigarettes directly from the defendants. The federal class actions were consolidated and, in July 2000, plaintiffs filed a single consolidated complaint that did not name Liggett as a defendant, although Liggett complied with discovery requests. In July 2002, the court granted defendants’ motion for summary judgment in the consolidated federal cases, which decision was affirmed on appeal by the United States Court of Appeals for the Eleventh Circuit. All state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas state court, in the case of Smith v. Philip Morris, et al., granted class certification in November 2001. In April 2003, plaintiffs’ motion for class certification was granted in Romero v. Philip Morris, the case pending in New Mexico state court. In February 2005, the New Mexico Supreme Court affirmed the trial court’s certification order. Liggett is a defendant in both the Kansas and New Mexico cases.
      Although not technically a class action, a West Virginia state court has consolidated for trial on some common related issues approximately 1,000 individual smoker actions against cigarette manufacturers, that were pending prior to 2001. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action.
      Governmental Actions. As of December 31, 2005, there were approximately five Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. A health care recovery case is pending in Missouri state court brought by the City of St. Louis, Missouri, and approximately 50 area hospitals against the major cigarette manufacturers. As a result of a June 2005 ruling, the court has limited plaintiffs’ claims by barring those that occurred more than five years before the case was filed. The action is currently stayed pending a petition for writ of mandamus and prohibition.
      Third-Party Payor Actions. As of December 31, 2005, there were approximately three Third-Party Payor Actions pending against Liggett. The claims in Third-Party Payor Actions are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal.
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
      In June 2005, the Jerusalem District Court in Israel added Liggett as a defendant in a Third-Party Payor Action brought by the largest private insurer in that country, Clalit Health Services, against the major United States tobacco manufacturers. The court ruled that, although Liggett had not sold product in Israel since 1978, it may still have liability for damages resulting from smoking of its product if it did sell cigarettes there before 1978. Motions filed by the defendants are pending before the Israel Supreme Court, seeking appeal from a lower court’s decision granting leave to plaintiffs for foreign service of process.
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
      Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. The relief can be grouped into four categories: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005.
      Settlements. In March 1996, Liggett entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. The Castano class was subsequently decertified by the court.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with the Attorneys General of 45 states and territories. The settlements released Liggett from all smoking-related claims within those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
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
      The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of Participating Manufacturers. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each Participating Manufacturer to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with the exception of signs, 14 square feet or less, at retail establishments that sell tobacco products; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits Participating Manufacturers from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; and prohibits Participating Manufacturers from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities.
      The MSA also requires Participating Manufacturers to affirm corporate principles to comply with the MSA and to reduce underage usage of tobacco products and imposes requirements applicable to lobbying activities conducted on behalf of Participating Manufacturers.
      Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003, 2.3% during 2004 and 2.2% during 2005. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their respective base shares, Liggett and/or Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco entered into a settlement agreement with the Settling States whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 MSA obligations. Liggett and Vector Tobacco have expensed $14,924 for their estimated MSA obligations for 2005 as part of cost of goods sold.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Under the payment provisions of the MSA, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Year	Amount

2006 - 2007	$8,000,000
2008 and each year thereafter	$9,000,000
      These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.
      On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686. The $9,304 paid into the disputed payment accounts represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the MSA for market share loss to non-participating manufacturers. At December 31, 2005, included in “Other current assets” on the Company’s balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 MSA obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed below, to the method for computing payment obligations under the MSA which Liggett contends, among other things, is not in accordance with the MSA. On May 31, 2005, New York State filed a motion on behalf of the Settling States in New York state court seeking to compel Liggett and the other Subsequent Participating Manufacturers that paid into the disputed payments account to release to the Settling States the amounts paid into such account. The Settling States contend that Liggett had no right under the MSA and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the Settling States of the $9,304 it had paid into the account, although Liggett continues to dispute that it owes this amount. Liggett intends to withhold from its payment due under the MSA on April 15, 2006 approximately $1,600 which Liggett claims as the non-participating manufacturers adjustment to its 2005 payment obligation. As of December 31, 2005, Liggett and Vector Tobacco have disputed the following assessments under the MSA related to failure to receive credit for market share loss to non-participating manufacturers: $6,513 for 2003, $3,723 for 2004 and approximately $800 for 2005. These disputed amounts have not been accrued in the accompanying consolidated financial statements.
      In October 2004, Liggett was notified that all Participating Manufacturers’ payment obligations under the MSA, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $9,400, including interest expense of $872, for the periods 2001 through 2004, and require Liggett to pay an additional amount of approximately $2,800 in 2005 and in future periods by lowering Liggett’s market share exemption under the MSA.
      Liggett has objected to this retroactive change, and has disputed the change in methodology. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible for several reasons, including:

•	utilization of “net” unit amounts is not required by the MSA (as reflected by, among other things, the utilization of “gross” unit amounts for the past six years),

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

•	such a change is not authorized without the consent of affected parties to the MSA,

•	the MSA provides for four-year time limitation periods for revisiting calculations and determinations, which precludes recalculating Liggett’s 1997 Market Share (and thus, Liggett’s market share exemption), and

•	Liggett and others have relied upon the calculations based on “gross” unit amounts for the past six years.
      No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
      The MSA replaces Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Liggett’s agreements with these states remain in full force and effect, and Liggett made various payments to these states during 1996, 1997 and 1998 under the agreements. These states’ settlement agreements with Liggett contained “most favored nation” provisions, which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on each of these four states’ settlements or resolutions with United States Tobacco Company, Liggett’s payment obligations to those states had been eliminated. With respect to all non-economic obligations under the previous settlements, Liggett is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
      In 2003, in order to resolve any potential issues with the State of Minnesota as to Liggett’s settlement obligations, Liggett negotiated a $100 a year payment to Minnesota, to be paid any year cigarettes manufactured by Liggett are sold in that state. In 2004, the Attorneys General for each of Florida, Mississippi and Texas advised Liggett that they believed that Liggett has failed to make all required payments under the respective settlement agreements with these states for the period 1998 through 2003 and that additional payments may be due for 2004 and subsequent years. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. In December 2004, the State of Florida offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $13,500. In March 2005, the State of Florida reaffirmed its December 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. In November 2005, Florida made a revised offer that Liggett pay Florida $4,250 to resolve all matters through December 31, 2005, and pay Florida $0.17 per pack on all Liggett cigarettes sold in Florida beginning January 1, 2006. After further discussions, Florida’s most recent offer is that Liggett pay a total of $3,500 in four annual payments, $1,000 for the first three years and $500 in the fourth year, and defer further discussion of any alleged future obligations until the end of Florida’s 2006 legislative session. Liggett has not yet responded to this most recent offer from Florida and there can be no assurance that a settlement will be reached. In November 2004, the State of Mississippi offered to settle all amounts allegedly owed by Liggett for the period through 2003 for the sum of $6,500. In April 2005, the State of Mississippi reaffirmed its November 2004 offer to settle and provided Liggett with a 60 day notice to cure the alleged defaults. No specific monetary demand has been made by the State of Texas. Liggett has met with representatives of Mississippi and Texas to discuss the issues relating to the alleged defaults, although no resolution has been reached.
      Except for $2,000 accrued for the year ended December 31, 2005 in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.
      In August 2004, the Company announced that Liggett and Vector Tobacco had notified the Attorneys General of 46 states that they intend to initiate proceedings against one or more of the Settling States for violating the terms of the MSA. The Company’s subsidiaries allege that the Settling States violated their rights and the MSA by extending unauthorized favorable financial terms to Miami-based Vibo Corporation d/b/a General Tobacco when, on August 19, 2004, the Settling States entered into an agreement with General Tobacco allowing it to become a Subsequent Participating Manufacturer under the MSA. General Tobacco imports discount cigarettes manufactured in Colombia, South America.
      In the notice sent to the Attorneys General, the Company’s subsidiaries indicated that they will seek to enforce the terms of the MSA, void the General Tobacco agreement and enjoin the Settling States and National Association of Attorneys General from listing General Tobacco as a Participating Manufacturer on their websites. Several Subsequent Participating Manufacturers, including Liggett and Vector Tobacco, filed a motion in state court in Kentucky seeking to enforce the terms of the MSA with respect to General Tobacco. On January 26, 2006, the court entered an order denying the motion and finding that the terms of the General Tobacco settlement agreement were reasonable and not in violation of the MSA. The judge also found that the Subsequent Participating Manufacturers, under these circumstances, were not entitled to most favored nation treatment. These Subsequent Participating Manufacturers have given notice of appeal in this case.
      There is a suit pending against New York state officials, in which importers of cigarettes allege that the MSA and certain New York statutes enacted in connection with the MSA violate federal antitrust law. In September 2004, the court denied plaintiffs’ motion to preliminarily enjoin the MSA and certain related New York statutes, but the court issued a preliminary injunction against the “allocable share” provision of the New York escrow statute. In addition, similar lawsuits are pending in Kentucky, Arkansas, Kansas, Louisiana, Nebraska, Tennessee and Oklahoma. Liggett is not a defendant in these cases.
      Trials. Trial in the United States government action concluded on June 15, 2005 in federal court in the District of Columbia. Post-trial submissions have been completed, and the parties are awaiting a final decision from the trial court. Cases currently scheduled for trial during the next six months include two individual actions in Missouri state court where Liggett is a defendant along with various of the other major tobacco companies. Trial dates, however, are subject to change.
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
      Liggett has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including Liggett, profited from the use of slave labor. Seven additional cases have been filed in California, Illinois and New York. Liggett is a named defendant in only one of these additional cases, but has not been served. The nine cases were consolidated before the United States District Court for the Northern District of Illinois. In June 2005, the court granted defendants’ motion to dismiss the consolidated action. The plaintiffs have appealed.
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
      In February 1996, the United States Trade Representative issued an “advance notice of proposed rule making” concerning how tobacco imported under a previously established tobacco tariff rate quota (“TRQ”) should be allocated. Currently, tobacco imported under the TRQ is allocated on a “first-come, first-served” basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an “end-user licensing” system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company.
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
      In October 2004, federal legislation was enacted which abolished the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s assessment will be approximately $25,000 for the first year of the program which began January 1, 2005, including a special federal quota stock liquidation assessment of $5,219. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.
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
      Cigarettes are subject to substantial and increasing federal, state and local excise taxes. The federal excise tax on cigarettes is currently $0.39 per pack. State and local sales and excise taxes vary considerably and, when combined with sales taxes, local taxes and the current federal excise tax, may currently exceed $4.00 per pack. In 2005, nine states enacted increases in excise taxes. Further increases from other states are expected. Congress has considered significant increases in the federal excise tax or other payments from tobacco manufacturers, and various states and other jurisdictions have currently under consideration or pending legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had an adverse effect on sales of cigarettes.
      Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for or “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont and California have passed similar laws utilizing the same technical standards, to become effective on May 1, 2006 and June 1, 2007, respectively. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.
      Federal or state regulators may object to Vector Tobacco’s low nicotine and nicotine-free cigarette products and reduced risk cigarette products it may develop as unlawful or allege they bear deceptive or unsubstantiated product claims, and seek the removal of the products from the marketplace, or significant changes to advertising. Various concerns regarding Vector Tobacco’s advertising practices have been expressed to Vector Tobacco by certain state attorneys general. Vector Tobacco has engaged in discussions in an effort to resolve these concerns and Vector Tobacco has, in the interim, suspended all print advertising for its Quest brand. If Vector Tobacco is unable to advertise its Quest brand, it could have a material adverse effect on sales of Quest. Allegations by federal or state regulators, public health organizations and other tobacco manufacturers that Vector Tobacco’s products are unlawful, or that its public statements or advertising contain misleading or unsubstantiated health claims or product comparisons, may result in litigation or governmental proceedings. Vector Tobacco’s business may become subject to extensive domestic and international governmental regulation. Various proposals have been made for federal, state and international legislation to regulate cigarette manufacturers generally, and reduced constituent cigarettes specifically. It is possible that laws and regulations may be adopted covering issues like the manufacture, sale, distribution, advertising and labeling of tobacco products as well as any express or implied health claims associated with reduced risk, low nicotine and nicotine-free cigarette products and the use of genetically modified tobacco. A system of regulation by agencies such as the FDA, the Federal Trade Commission or the United States Department of Agriculture may be established. In addition, a group of public health organizations submitted a petition to the FDA, alleging that the marketing of the OMNI product is subject to regulation by the FDA under existing law. Vector Tobacco has filed a response in opposition to the petition. The FTC has expressed interest in the regulation of tobacco products made by tobacco manufacturers, including Vector Tobacco, which bear reduced carcinogen claims. The ultimate outcome of any of the foregoing cannot be predicted, but any of the foregoing could have a material adverse effect on the Company.

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
      See Note 18 for information concerning purported class action lawsuits commenced against the Company, New Valley and New Valley’s directors in connection with the Company’s exchange offer for New Valley.
      In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2005.
      In 1994, New Valley commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. New Valley had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government’s policy regarding commercial satellite launches, and New Valley’s satellite was not launched.
      In 1995, the United States Court of Federal Claims granted the government’s motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and decision was reserved. In December 2004,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
the case was transferred to Judge Wiese of the United States Court of Federal Claims. On August 19, 2005, Judge Wiese issued an opinion concluding that the United States government is liable for breach of contract to New Valley. A determination of damages was deferred until presentation of further evidence in a supplementary trial proceeding.
      In December 2001, New Valley’s subsidiary, Western Realty Development LLC, sold all the membership interests in Western Realty Investments LLC to Andante Limited. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley has contested the indemnification claim.
      As of December 31, 2005, New Valley had $300 of remaining prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

14.	RELATED PARTY TRANSACTIONS
      In connection with the Company’s private offering of convertible notes in November 2004, in order to permit hedging transactions by the purchasers, the purchasers of the notes required a principal stockholder of the Company, who serves as the Chairman of the Company, to enter into an agreement granting the placement agent for the offering the right, in its sole discretion, to borrow up to 3,646,518 shares of common stock from this stockholder or an entity affiliated with him during a 30-month period, subject to extension under various conditions, and that he agreed not to dispose of such shares during this period, subject to limited exceptions. In consideration for this stockholder agreeing to lend his shares in order to facilitate the Company’s offering and accepting the resulting liquidity risk, the Company agreed to pay him or an affiliate designated by him an annual fee, payable on a quarterly basis in cash or, by mutual agreement of the Company and this stockholder, shares of Common Stock, equal to 1% of the aggregate market value of 3,646,518 shares of Common Stock. In addition, the Company agreed to hold this stockholder harmless on an after-tax basis against any increase, if any, in the income tax rate applicable to dividends paid on the shares as a result of the share loan agreement. For the year ended December 31, 2005, the Company paid an entity affiliated with this stockholder an aggregate of $873 under this agreement. This stockholder has the right to assign to one of the Company’s other principal stockholders, who serves as the Company’s President, some or all of his obligation to lend the shares under such agreement.
      In connection with the April 2005 placement of additional convertible notes, the Company entered into a similar agreement through May 2007 with this other principal stockholder, who is the President of the Company, with respect to 315,000 shares of common stock. For the year ended December 31, 2005, the Company paid an entity affiliated with this stockholder an aggregate of $41 under this agreement.
      In connection with the Company’s convertible note offering in 2001, a similar agreement with the principal stockholder of the Company, who is the Chairman of the Company, had been in place for the three-year period ended June 29, 2004. For the years ended December 31, 2004 and 2003, the Company paid an entity affiliated with this stockholder an aggregate of $291 and $498, respectively, under this agreement.
      An outside director of the Company is a stockholder of and serves as the chairman and treasurer of, and the Company’s President is a stockholder and registered representative in, a registered broker-dealer that has performed stock brokerage and related services for New Valley. The broker-dealer received brokerage commissions and other income of approximately $18, $46 and $48 from New Valley during 2005, 2004 and 2003, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Various executive officers and directors of the Company and New Valley serve as members of the Board of Directors of Ladenburg Thalmann Financial Services, Inc., which is indebted to New Valley. (Refer to Note 17.)
      The Company’s President, a firm he serves as a consultant to (and, prior to January 2005, was the Chairman of), and affiliates of that firm received ordinary and customary insurance commissions aggregating approximately $495, $587 and $541 in 2005, 2004 and 2003, respectively, on various insurance policies issued for the Company and its subsidiaries and equity investees.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$181,059	$181,059	$110,004	$110,004
Investment securities available for sale	18,507	18,507	14,927	14,927
Restricted assets	5,065	5,065	4,980	4,980
Long-term investments, net	7,828	15,537	2,410	15,206
Financial liabilities:
Notes payable and long-term debt	252,903	286,477	260,646	245,517
Embedded derivatives	39,371	39,371	25,686	25,686

16.	PHILIP MORRIS BRAND TRANSACTION
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
      On May 24, 1999, Trademarks borrowed $134,900 from a lending institution. The loan is guaranteed by Eve and collateralized by a pledge by Trademarks of the three brands and Trademarks’ interest in the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
trademark license agreement (discussed below) and by a pledge by Eve of its Class B interest. In connection with the closing of the Class A option, Trademarks distributed the loan proceeds to Eve as the holder of the Class B interest. The cash exercise price of the Class B option and Trademarks’ redemption price were reduced by the amount distributed to Eve. Upon Philip Morris’ exercise of the Class B option or Trademarks’ exercise of its redemption right, Philip Morris or Trademarks, as relevant, will be required to obtain Eve’s release from its guaranty. The Class B interest will be entitled to a guaranteed payment of $500 each year with the Class A interest allocated all remaining income or loss of Trademarks. The Company believes the fair value of Eve’s guarantee is negligible at December 31, 2005.
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
      Upon the closing of the exercise of the Class A option and the distribution of the loan proceeds on May 24, 1999, Philip Morris obtained control of Trademarks, and the Company recognized a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. As discussed in Note 10, the Internal Revenue Service has issued to the Company a notice of proposed adjustment asserting, for tax purposes, that the entire gain should have been recognized by the Company in 1998 and 1999.

17.	NEW VALLEY CORPORATION
      Office Buildings. In December 2002, New Valley purchased two office buildings in Princeton, New Jersey for a total purchase price of $54,000. New Valley financed a portion of the purchase price through a borrowing of $40,500 from HSBC Realty Credit Corporation (USA). In February 2005, New Valley completed the sale of the office buildings for $71,500. The mortgage loan on the properties was retired at closing with the proceeds of the sale. (Refer to Notes 5, 7 and 19.)
      Real Estate Businesses. New Valley accounts for its 50% interests in Douglas Elliman Realty LLC, Koa Investors LLC and 16th & K Holdings LLC on the equity method. Douglas Elliman Realty operates a residential real estate brokerage company in the New York metropolitan area. Koa Investors owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter 2004 as a four star resort with 521 rooms. 16th and K Holdings acquired the St. Regis Hotel in Washington, D.C. in August 2005.
      Residential Brokerage Business. New Valley recorded income of $11,217, $11,612 and $1,228 for the years ended December 31, 2005, 2004 and 2003, respectively, associated with Douglas Elliman Realty. Summarized financial information as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 for Douglas Elliman Realty is presented below. New Valley’s equity income from Douglas Elliman Realty for the years ended December 31, 2005, 2004 and 2003 includes $1,188, $1,253 and $932, respectively, of interest income earned by New Valley on a subordinated loan to Douglas Elliman Realty and 44% of the related mortgage company’s results from operations. The summarized financial information for the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
year ended December 31, 2003 includes the results from operations of Douglas Elliman and its affiliated property management company from March 14, 2003 (date of acquisition) to December 31, 2003.

	December 31, 2005	December 31, 2004

Cash	$15,384	$21,375
Other current assets	5,977	4,726
Property, plant and equipment, net	17,973	15,520
Trademarks	21,663	21,663
Goodwill	37,924	36,676
Other intangible assets, net	2,072	2,748
Other noncurrent assets	1,579	1,112
Notes payable — current	4,770	4,998
Other current liabilities	16,977	18,264
Notes payable — long term	54,422	66,710
Other long-term liabilities	4,941	3,125
Members’ equity	21,462	10,723

	Year Ended December 31,

	2005	2004	2003

Revenues	$330,075	$286,816	$179,853
Costs and expenses	297,543	253,862	166,278
Depreciation expense	4,896	4,533	3,640
Amortization expense	899	968	5,037
Interest expense, net	5,974	6,208	4,767
Other income	—	—	67
Income tax expense	705	645	—

Net income	$20,058	$20,600	$198

      Hawaiian Hotel. New Valley recorded losses of $3,501, $1,830 and $327 for the years ended December 31, 2005, 2004 and 2003, respectively, associated with Koa Investors. Summarized financial information as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 for Koa Investors is presented below.

	December 31, 2005	December 31, 2004

Cash	$1,375	$2,062
Restricted assets	3,135	5,538
Other current assets	1,543	988
Property, plant and equipment, net	72,836	77,339
Deferred financing costs, net	2,018	1,724
Accounts payable and other current liabilities	8,539	11,064
Notes payable	82,000	60,356
Members’ equity	(9,632)	16,231

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

	Year Ended December 31,

	2005	2004	2003

Revenues	$24,252	$2,806	$—
Costs and operating expenses	24,990	4,588	—
Management fees	605	440	500
Depreciation and amortization expense	7,401	729	—
Interest expense, net	6,687	709	—

Net loss	$(15,431)	$(3,660)	$(500)

      Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.
      In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at December 31, 2005.
      St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $6,250 in the project and had committed to make additional investments of up to $3,750 at December 31, 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.
      New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $173 for the year ended December 31, 2005. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.
      Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid Acquisition Corporation (“Ceebraid”), an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although Ceebraid continues to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. Accordingly, a charge of $2,750 was recorded for the year ended December 31, 2005.
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
      The note conversion transaction was approved by the LTS shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
LTS shares. In the first quarter of 2005, New Valley recorded a gain of $9,461 which represented the fair value of the converted shares as determined by an independent appraisal firm.
      LTS borrowed $1,750 from New Valley in 2004 and an additional $1,750 in the first quarter 2005. At the closing of the debt conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of LTS common stock.
      On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, the Company distributed the 10,947,448 shares of LTS common stock that it received from New Valley to the holders of its common stock as a special distribution. New Valley stockholders of record on March 28, 2005 received 0.852 of a LTS share for each share of New Valley, and the Company’s stockholders of record on that date received 0.23 ($2,986) of a LTS share for each share of the Company. In 2005, the Company recognized equity loss in operations of LTS of $299.
      Following the distribution, New Valley will continue to hold the 11,111,111 shares of LTS common stock (approximately 7.8% of the outstanding shares), $5,000 of LTS’s notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $5,111 on the Company’s condensed consolidated balance sheet at December 31, 2005.
      Restricted Share Award. On January 10, 2005, the President of New Valley, who also serves in the same position with the Company, was awarded a restricted stock grant of 1,250,000 New Valley common shares pursuant to New Valley’s 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. On September 27, 2005, the executive renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future.
      Vector initially recorded deferred compensation of $8,875 ($3,152 net of income taxes and minority interests), representing the fair market value of the restricted shares on the date of the grant which was anticipated to be amortized over the vesting period as a charge to compensation expense. In connection with the executive’s renouncement of the unvested common shares, the Company reduced the deferred compensation associated with the award by $47,608 during the third quarter of 2005. The Company recorded expense associated with the grant of $679 for the year ended December 31, 2005.

18.	NEW VALLEY EXCHANGE OFFER
      In December 2005, the Company completed an exchange offer and subsequent short-form merger whereby it acquired the remaining 42.3% of the common shares of New Valley Corporation that it did not already own. As result of these transactions, New Valley Corporation became a wholly-owned subsidiary of the Company and each outstanding New Valley Corporation common share was exchanged for 0.54 shares of the Company’s common stock. The surviving corporation in the short-form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation.
      New Valley LLC is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. (See Note 17.)
      Purchase Accounting. Approximately 5,044,359 shares of Vector common stock were issued in connection with the transactions. The aggregate purchase price amounted to $106,900, which included $101,039 in the Company’s common stock, $758 of accrued purchase price obligation, $4,130 in acquisition related costs and $973 of exchanged options, which represents the fair value on the acquisition date of the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
Vector options issued in exchange for the outstanding New Valley options. The transactions were accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition.
      The purchase price reflects the fair value of Vector common stock issued in connection with the transactions based on the average closing price of the Vector common stock for the five trading days including November 16, 2005, which was $20.03 per share. The purchase price for New Valley was primarily determined on the basis of management’s assessment of the value of New Valley’s assets (including deferred tax assets and net operating losses) and its expectations of future earnings and cash flows, including synergies.
      In connection with the acquisition of the remaining interests in New Valley, Vector estimated the fair value of the assets acquired and the liabilities assumed at the date of acquisition, December 9, 2005. The Company’s analysis indicated that the fair value of net assets acquired, net of Vector’s stock ownership of New Valley prior to December 9, 2005, totaled $150,543, compared to a fair value of liabilities assumed of $21,018, yielding net assets acquired of $129,525 which were then compared to the New Valley purchase price of $106,900, resulting in a reduction of non-current assets acquired of $14,775 and negative goodwill of $7,850.
      Generally accepted accounting principles require, effective July 2001 for the year ended December 31, 2005, that negative goodwill be reported as an extraordinary item on the Company’s Statement of Operations.
      Prior to December 9, 2005, New Valley’s operating results were included in the accompanying consolidated financial statements of the Company and have been reduced by the minority interests in New Valley. New Valley’s operating results from December 9, 2005, the date of acquisition, through December 31, 2005 are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and New Valley, prepared based on the purchase price allocation for New Valley described above and as if the New Valley acquisition had occurred at the beginning of each fiscal year presented, would have been as follows:

	2005	2004

Pro forma net revenues	$478,427	$498,860
Pro forma income from continuing operations	$38,198	$12,024
Pro forma income before extraordinary item	$46,719	$19,171
Pro forma net income	$46,719	$19,171
Pro forma basic weighted average shares outstanding	49,024,463	48,518,322
Pro forma income from continuing operations per basic common share	$0.78	$0.25
Pro forma income before extraordinary item per basic common share	$0.95	$0.40
Pro forma net income per basic common share	$0.95	$0.40
Pro forma diluted weighted average shares outstanding	51,188,576	50,427,487
Pro forma income from continuing operations per diluted common share	$0.75	$0.24
Pro forma income before extraordinary item per diluted common share	$0.91	$0.38
Pro forma net income per diluted common share	$0.91	$0.38
      The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the New Valley acquisition had been completed

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
at the beginning of each period. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
      The Company retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist the Company with the purchase price allocation. These analyses are being used by management in the determination of the final allocation. The purchase price allocation may be subject to further refinement based on identification of any necessary changes or other acquisition-related adjustments primarily related to contingencies. The Company expects that, if any refinements become necessary, they would be completed by December 2006. There can be no assurance that such finalization will not result in material changes. The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed in the New Valley acquisition:

As of
December 9, 2005

Tangible assets acquired:
Current assets	$106,526
Long-term investments	14,982
Investments in non-consolidated real estate businesses	71,508
Deferred income taxes	70,810
Other assets	3,972

Total tangible assets acquired	267,798
Adjustment to reflect Vector’s stock ownership of New Valley prior to the offer and subsequent merger	(115,210)
Liabilities assumed	(13,919)
Deferred tax liability related to acquired long-term investments and non-consolidated real estate businesses	(9,144)

Total assets acquired in excess of liabilities assumed	129,525
Reduction of non-current assets	(14,775)
Unallocated goodwill	(7,850)

Total purchase price	$106,900

      Related Litigation. On or about September 29, 2005, an individual stockholder of New Valley filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit against Vector, New Valley and each of the individual directors of New Valley. The complaint was styled as Pill v. New Valley Corporation, et al. (C.A. No. 1678-N). A similar action was also filed in state court in Miami-Dade County, Florida, on September 29, 2005 by another individual stockholder of New Valley. This action has been stayed, pending final resolution of the Pill action, by agreement of the parties. On or about October 28, 2005, a separate action was filed in the Delaware Court of Chancery purporting to commence a class action lawsuit against Vector, New Valley and each of the individual directors of New Valley. The complaint was styled as Lindstrom v. LeBow, et al. (Civil Action No. 1745-N). On November 9, 2005, the Delaware Court of Chancery entered an order of consolidation providing that the Pill action and the Lindstrom action be consolidated for all purposes. On November 15, 2005, the Delaware Chancery Court entered an order certifying the Pill action as a class action comprised of all persons who owned common shares of New Valley on October 20, 2005.
      On November 16, 2005, Vector and the plaintiff class in the Pill action reached an agreement in principle to settle the litigation, which was memorialized in a memorandum of understanding entered into on November 22, 2005. The memorandum of understanding provided, among other things, that (i) the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
consideration being offered be raised from 0.461 shares of Vector common stock per common share of New Valley to 0.54 shares of Vector common stock per common share of New Valley; (ii) the plaintiff acknowledged that 0.54 shares of Vector common stock per common share of New Valley was adequate and fair consideration; (iii) Vector agreed to make supplemental disclosures in the Prospectus with respect to the offer to address claims raised in the Pill action; (iv) the plaintiff shall have the right to comment upon and suggest additional disclosures to be made to the public stockholders by New Valley prior to the filing of its amended Schedule 14D-9 with the SEC and such suggested additional disclosures will be considered in good faith for inclusion in such filing by New Valley; and (v) all claims, whether known or unknown, of the plaintiff shall be released as against all of the defendants in the Pill matter and the Lindstrom matter. On January 20, 2006, the parties executed a Stipulation of Settlement providing for, among other things, payment by the Company of up to $860 in legal fees and costs. A hearing on the settlement, which is subject to court approval, is scheduled for April 10, 2006. The Company recorded a charge to operating, selling, administrative and general expense of $860 related to the settlement for the year ended December 31, 2005.

19.	DISCONTINUED OPERATIONS
      Real Estate Leasing. As discussed in Note 17, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three years ended December 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”. The assets of the discontinued operations have been recorded as “Assets held for sale” in the consolidated balance sheets at December 31, 2004.
      Summarized operating results of the discontinued real estate leasing operations for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Revenues	$924	$7,333	$7,298
Expenses	515	5,240	4,952

Income from operations before income taxes and minority interests	409	2,093	2,346
Provision for income taxes	223	1,125	1,240
Minority interests	104	510	584

Income from discontinued operations	$82	$458	$522

      Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) for the year ended December 31, 2005 in connection with the sale of the office buildings. New Valley recorded a gain on disposal of discontinued operations of $2,231 (net of minority interests and taxes) for the year ended December 31, 2004 related to the adjustment of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established and were made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

20.	SEGMENT INFORMATION
      The Company’s significant business segments for each of the three years ended December 31, 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
      Financial information for the Company’s continuing operations before taxes and minority interests for the years ended December 31, 2005, 2004 and 2003 follows:

			Vector		Real		Corporate
	Liggett		Tobacco		Estate		and Other	Total

2005
Revenues	$468,652		$9,775		$—		$—	$478,427
Operating income (loss)	143,361	(1)	(14,992	)(1)	—		(39,258)	89,111	(1)
Identifiable assets	267,661		1,091		17,391	(4)	316,987	603,130
Depreciation and amortization	8,201		676		—		2,343	11,220
Capital expenditures	9,664		12		—		619	10,295
2004
Revenues	$484,898		$13,962		$—		$—	$498,860
Operating income (loss)	110,675	(2)	(64,942	)(2)	—		(30,286)	15,447	(2)
Identifiable assets	278,846		5,977		82,087	(4)	168,985	535,895
Depreciation and amortization	7,889		1,679		—		2,255	11,823
Capital expenditures	4,132		125		—		37	4,294
2003
Revenues	$503,231		$26,154		$—		$—	$529,385
Operating income (loss)	119,749		(92,825	)(3)	—		(26,434)	490	(3)
Identifiable assets	304,155		76,718		74,594	(4)	172,745	628,212
Depreciation and amortization	7,106		4,927		—		2,695	14,728
Capital expenditures	5,644		2,296		—		954	8,894

(1)	Includes a special federal quota stock liquidation assessment under the federal tobacco buyout legislation of $5,219 in 2005 ($5,150 at Liggett and $69 at Vector Tobacco), a gain on sale of assets at Liggett of $12,748 and a reversal of restructuring charges of $114 at Liggett and $13 at Vector Tobacco in 2005.

(2)	Includes restructuring and impairment charges of $11,075 at Liggett and $2,624 at Vector Tobacco and a $37,000 inventory charge at Vector Tobacco.

(3)	Includes restructuring and impairment charges of $21,300 in 2003.

(4)	Identifiable assets in the real estate segment of $0, $54,927 and $55,876 in 2005, 2004 and 2003, respectively, relate to discontinued operations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

21.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
      Quarterly data for the year ended December 31, 2005 and 2004 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2005(1)	2005	2005	2005

Revenues	$136,176	$124,965	$113,113	$104,173
Operating income	26,125	19,976	24,362	18,648
Income from continuing operations	10,966	8,975	9,981	8,276
Income from discontinued operations	—	—	—	3,034
Income from extraordinary item	7,850	—	—	—
Net income applicable to common shares	$18,816	$8,975	$9,981	$11,310

Per basic common share(2):
Income from continuing operations	$0.24	$0.20	$0.23	$0.19

Income from discontinued operations	$—	$—	$—	$0.07

Income from extraordinary item	$0.18	$—	$—	$—

Net income applicable to common shares	$0.42	$0.20	$0.23	$0.26

Per diluted common share(2):
Income from continuing operations	$0.23	$0.19	$0.22	$0.18

Income from discontinued operations	$—	$—	$—	$0.07

Income from extraordinary item	$0.17	$—	$—	$—

Net income applicable to common shares	$0.40	$0.19	$0.22	$0.25

(1)	Fourth quarter 2005 income from continuing operations included a $12,748 gain on the sale of Liggett’s excess Durham real estate, a $860 charge in connection with the settlement of shareholder litigation relating to the New Valley acquisition, reserves for uncollectibility of $2,750 established against advances by New Valley, a $2,000 charge related to Liggett’s state settlement agreements and a $127 gain from the reversal of amounts previously accrued as restructuring charges. In the fourth quarter 2005, the Company recognized extraordinary income of $7,850 in connection with unallocated goodwill associated with the New Valley acquisition.

(2)	Per share computations include the impact of a 5% stock dividend paid on September 29, 2005. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)

	December 31,	September 30,	June 30,	March 31,
	2004(1)	2004	2004	2004

Revenues	$127,991	$124,251	$120,045	$126,573
Operating income (loss)	11,790	16,715	(25,899)	12,841
Income (loss) from continuing operations	8,627	7,954	(17,035)	4,493
Income from discontinued operations	2,310	112	133	134
Net income (loss) applicable to common shares	$10,937	$8,066	$(16,902)	$4,627

Per basic common share(2):
Income (loss) from continuing operations	$0.20	$0.18	$(0.39)	$0.10

Income from discontinued operations	$0.05	$—	$—	$0.01

Net income (loss) applicable to common shares	$0.25	$0.18	$(0.39)	$0.11

Per diluted common share(2):
Income (loss) from continuing operations	$0.19	$0.17	$(0.39)	$0.10

Income from discontinued operations	$0.05	$—	$—	$—

Net income (loss) applicable to common shares	$0.24	$0.17	$(0.39)	$0.10

(1)	Fourth quarter 2004 income from continuing operations included $6,155 restructuring charge related to Liggett Vector Brands, $4,177 charge (net of minority interests) for settlement of shareholder derivative suit and $4,694 loss on extinguishment of debt related to retirement of VGR Holding’s senior secured notes. Fourth quarter 2004 income from discontinued operations included a $2,231 gain (net of minority interests of $2,478 and income taxes of $5,272) from the reversal of tax and bankruptcy accruals previously established by New Valley following resolution of these matters.

(2)	Per share computations include the impact of 5% stock dividends paid on September 29, 2004 and September 29, 2005. Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year ended December 31, 2005
Allowances for:
Doubtful accounts	$205	$—	$100	$105
Cash discounts	107	20,548	20,286	369
Deferred tax valuation allowance	83,130	—	83,130	—
Sales returns	6,030	509	1,345	5,194

Total	$89,472	$21,057	$104,861	$5,668

Year ended December 31, 2004
Allowances for:
Doubtful accounts	$350	$18	$163	$205
Cash discounts	396	23,554	23,843	107
Deferred tax valuation allowance	95,374	—	12,244	83,130
Sales returns	8,472	55	2,497	6,030

Total	$104,592	$23,627	$38,747	$89,472

Year ended December 31, 2003
Allowances for:
Doubtful accounts	$1,499	$—	$1,149	$350
Cash discounts	749	29,373	29,726	396
Deferred tax valuation allowance	97,305	—	1,931	95,374
Sales returns	8,947	—	475	8,472

Total	$108,500	$29,373	$33,281	$104,592