Form 10-K/A
period 2005-12-31
VECTOR GROUP LTD
filed 2006-03-22
CIK 59440

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
           Title of each class                            which registered
 --------------------------------------               ------------------------
 Common Stock, par value $.10 per share               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [ ] No

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[ ] Yes [X]  No

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer

         Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [X] No

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

================================================================================

                                EXPLANATORY NOTE


         This Annual Report on Form 10-K/A for the year ended December 31, 2005 is being filed to include in Part IV, Item 15, financial statements with respect to Douglas Elliman Realty, LLC and Koa Investors, LLC. In accordance with Rule 3-09 of Regulation S-X, the separate financial statements of these entities (50% or less owned persons) are being filed with the SEC no later than 90 days after the end of our fiscal year covered by this report.

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

         (a)(2) List of Financial Statement Schedules

         The following is filed as part of this report pursuant to Item 15(c) of Form 10-K:

                                                                  Page
                                                                  ----
         Douglas Elliman Realty, LLC financial statements          4
         as of December 31, 2005 and 2004 and for the three years ended December 31, 2005.

         Koa Investors, LLC financial statements as
         of December 31, 2005 and 2004 and for the three years
         ended December 31, 2005.                                 57

    -------------------------------
    * Incorporated by reference.

         (a)(3) Exhibits

              EXHIBIT
                NO.                       DESCRIPTION
              -------    -------------------------------------------------------

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

DOUGLAS ELLIMAN REALTY,
LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 2005

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
INDEX
(UNAUDITED)
DECEMBER 31, 2005

                                                                         PAGE(S)
                                                                         -------
FINANCIAL STATEMENTS
Consolidated Statement of Financial Position..........................      6
Consolidated Statement of Operations..................................      7
Consolidated Statement of Changes in Members' Equity..................      8
Consolidated Statement of Cash Flows..................................      9
Notes to Consolidated Financial Statements............................    10-20

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

                                                                          2005
                                                                        --------
ASSETS
Current assets
   Cash and cash equivalents                                            $ 15,384
   Commission receivables                                                  1,696
   Other receivables                                                       3,518
   Other current assets                                                      763
                                                                        --------
      Total current assets                                                21,361
                                                                        --------
   Property and equipment, net                                            17,973
   Goodwill                                                               37,924
   Trademarks                                                             21,663
   Other intangible assets, net                                            2,072
   Deferred financing charges                                                308
   Security deposits and other non current assets                          1,271
                                                                        --------
      Total assets                                                      $102,572
                                                                        ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
   Current portion of notes payable and other obligations               $  2,437
   Current portion of notes payable to related parties                     2,333
   Accounts payable and accrued expenses                                   7,989
   Accrued compensation                                                    5,196
   Commissions payable                                                     3,292
   Other current liabilities                                                 500
                                                                        --------
      Total current liabilities                                           21,747
                                                                        --------
Notes payable and other obligations, less current portion                    765
Notes payable to related parties, less current portion                    53,657
Other long-term liabilities                                                3,047
Accrued royalties                                                          1,894
                                                                        --------
      Total liabilities                                                   81,110
                                                                        --------
Commitments and contingencies (Note 10)
Members' equity                                                           21,462
                                                                        --------
      Total liabilities and members' equity                             $102,572
                                                                        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

                                                                         2005
                                                                       --------
REVENUES
   Commission revenues                                                 $303,291
   Property management fees                                              22,486
   Other revenues                                                         4,298
                                                                       --------
      Total                                                             330,075

COSTS AND EXPENSES
   Commissions and royalties                                            195,056
   Sales administration                                                  13,290
   General and administration                                            53,858
   Rent                                                                  14,681
   Advertising and promotions                                            20,588
   Depreciation                                                           4,896
   Amortization of intangible assets                                        899
                                                                       --------
      Total costs and expenses                                          303,268
Operating income                                                         26,807
Other income (expenses)
   Interest income                                                          299
   Interest expense                                                      (6,273)
                                                                       --------
      Net income before taxes                                            20,833
      Income tax expense                                                    782
                                                                       --------
      Net income                                                       $ 20,051
                                                                       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
YEAR ENDED DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

                                                                          2005
                                                                        -------
BALANCE, JANUARY 1,2005                                                 $10,723
Net income                                                               20,051
Distributions to members                                                 (9,312)
                                                                        -------
BALANCE, DECEMBER 31, 2005                                              $21,462
                                                                        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

                                                                         2005
                                                                       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $ 20,051
Adjustments to reconcile net income to net cash provided by
   operating activities
   Depreciation                                                           4,896
   Amortization                                                             899
   Interest paid in kind                                                    389
   Changes in operating assets and liabilities, net of
      effects of acquisitions
      Commission receivable                                                 119
      Prepaid expenses and other assets                                  (1,895)
      Accounts payable and accrued expenses                               1,739
      Commissions payable                                                (2,228)
      Other liabilities                                                   1,016
                                                                       --------
         Net cash provided by operating activities                       24,986
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (7,347)
Business acquisitions                                                      (680)
                                                                       --------
         Net cash used in investing activities                           (8,027)
                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable to related parties                            (11,452)
Payments on notes payable and other obligations                          (2,186)
Distribution to members                                                  (9,312)
                                                                       --------
         Net cash used in financing activities                          (22,950)
                                                                       --------
Net decrease in cash and cash equivalents                                (5,991)

CASH AND CASH EQUIVALENTS
Beginning of period                                                      21,375
                                                                       --------
End of period                                                          $ 15,384
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                          $  6,273
Income taxes paid                                                      $    384

Non-cash investing and financing activities - see Note 3.

              The accompanying notes are an interal part of these
                       consolidated financial statements.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

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

     In October 2004, upon receipt of required regulatory approvals, the Company purchased all of the interest in Burr Enterprises Ltd., which conducts business as Preferred Empire Mortgage Company ("Preferred"). Preferred is a mortgage broker.

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

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

     Property and Equipment. Property, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in other revenues.

     Depreciation is provided on the straight line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the improvements.

     Goodwill and Trademarks. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company does not amortize goodwill and trademarks, which are deemed to have an indefinite useful life. The Company assesses goodwill and trademarks for impairment using fair value measurement techniques on an annual basis. Based on such annual review, no impairment adjustment is required.

     Other intangible assets. Other intangible assets consist primarily of management contracts. Amortization of management contracts is being provided over fifteen years.

     Deferred Financing Charges. Deferred financing charges consist primarily of professional fees related to the acquisition of new financing and the restructuring of the Company's debt obligations in March 2003. These are being amortized on a straight-line basis over the life of the related debt obligations which approximates amortization expense under the effective interest method.

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

     Income Taxes. The Company is a limited liability company. The members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Accordingly, no provision or liability for federal income taxes is included in the financial statements, except for Preferred Empire Mortgage which is taxed as a C Corporation. Taxes for New York City operations are included in the financial statements as New York City does not follow federal tax regulations for limited liability companies.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

3.   ACQUISITIONS IN 2005

     The Company acquired the interest of several real estate offices in four transactions for an aggregate purchase price of $1,415. The results of their operations are included in the consolidated financial statements from the dates of acquisition. The Company's acquisition objective was to leverage its position in the real estate brokerage business in the New York metropolitan area.

     The acquisitions have been accounted for in accordance with SFAS No. 141, "Business Combinations". The cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition, which approximated their book values. The costs of the acquisitions were allocated to goodwill for $1,248, to fixed assets for $2, and to listings for $165. The purchases were primarily funded from the Company's operations, and the Company issued a note for $733 for one of the real estate transactions. Goodwill acquired is amortizable over 15 years for U.S. income tax purposes. Pro forma information has not been presented because the net impact of the acquisitions would not have been significant to the Company's Consolidated Financial Statements.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2005 consist of the following:

                                                                          2005
                                                                       --------
Furniture, fixtures and office equipment                               $ 14,742
Computer software                                                         5,416
Leasehold improvements                                                   11,928
Automobiles                                                                  80
Construction in progress                                                    430
                                                                       --------
   Total                                                                 32,596
                                                                       --------
Less, accumulated depreciation and amortization                         (14,623)
                                                                       --------
   Total                                                               $ 17,973
                                                                       ========

     The estimated useful life of furniture, fixtures and office equipment at December 31, 2005 ranges from five to ten years. Computer software has an estimated useful life of three to five years, and automobiles have a life of six years. Leasehold improvements are depreciated based on the lesser of the remaining life of the lease or the useful life of the leasehold improvement. Depreciation expense for the year ended December 31, 2005 was $4,896. Computer software had a net book value of $2,915 at December 31, 2005, and the related amortization expense included in the above was $967 for the year then ended.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

5.   INTANGIBLE ASSETS

     Intangible assets at December 31, 2005 consist of the following:

                                                                          2005
                                                                        -------
Goodwill                                                                $37,924
Trademarks                                                               21,663
Deferred financing charges                                                  506
Other intangible assets                                                   3,926
                                                                        -------
   Total                                                                 64,019
Less, accumulated amortization                                           (2,052)
                                                                        -------
   Total                                                                $61,967
                                                                        =======

     In accordance with SFAS No. 142, the Company does not amortize goodwill and trademarks, which have indefinite lives. Amortization expense for the year ended December 31, 2005 was $899, which includes $165 of amortization of customer-based intangible assets acquired and fully amortized during the year. Amortization expense is estimated to be $405, $344, $293, $253, and $218 for the five years ended December 31, 2006 through 2010, respectively. Accumulated amortization on deferred financing costs is $198, and on other intangible assets is $1,854 at December 31, 2005.

     The changes in the carrying amount of goodwill for the year ended December 31, 2005 was as follows:

                                              REAL ESTATE    PROPERTY
                                               BROKERAGE    MANAGEMENT    TOTAL
                                              -----------   ----------   -------
Balance as of December 31, 2004                 $36,673         $ 3      $36,676
Acquisitions                                      1,248          --        1,248
                                                -------         ---      -------
Balance as of December 31, 2005                 $37,921         $ 3      $37,924
                                                =======         ===      =======

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

6.   NOTES PAYABLE AND OTHER OBLIGATIONS

     Notes payable, capital leases and other obligations at December 31, 2005 consist of:

                                                                          2005
                                                                        --------
Notes payable and other obligations
   Payment obligation - former owner                                    $   406
   Term note payable - bank                                               1,430
   Notes payable issued in connection with acquisitions                   1,322
   Capital leases payable                                                    44
                                                                        -------
      Total notes payable, capital leases and other obligations           3,202
Less, current maturities                                                 (2,437)
                                                                        -------
Amount due after one year                                               $   765
                                                                        =======

     Payment Obligation - Former Owner:

     In connection with the acquisition of Douglas Elliman, the Company assumed an obligation to make a payment to a former owner of Douglas Elliman in an amount up to $4,000, due in 2003 and 2004. The obligation is subject to certain claims and offsets the Company has against this former owner. The 2003 payment of $2,000 was made. A payment of $1,594 was paid during 2005, and the Company assumed a liability for the remaining balance.

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

     Notes payable issued in connection with acquisitions and capital leases payable:

     Prudential Douglas Elliman has various other notes issued in connection with acquisitions of real estate brokerage companies and capital leases payable bearing interest at various rates up to 14.5%, which mature through 2009. Assets under capital lease are primarily office equipment and furniture, and have a net book value of $110 at December 31, 2005.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

     Scheduled Maturities:

     Scheduled maturities of notes payable, capital leases and other obligations are as follows:

Year ending December 31                                                    2005
-----------------------                                                   ------
2006                                                                      $2,437
2007                                                                         564
2008                                                                         103
2009                                                                          98
                                                                          ------
   Total                                                                  $3,202
                                                                          ======

7.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties at December 31, 2005 consist of:

                                                                          2005
                                                                        -------
Notes payable to related parties
Acquisition term note payable - PREFSA                                  $35,058
Acquisition subordinated notes payable - PREFSA                           8,570
Acquisition subordinated notes payable - New Valley                       8,570
Franchise term notes payable - PREA                                       3,583
Note payable - officer                                                      209
                                                                        -------
   Total notes payable to related parties                                55,990
Less, current maturities                                                 (2,333)
                                                                        -------
Amount due after one year                                               $53,657
                                                                        =======

     Acquisition Term Note Payable - PREFSA:

     In connection with the acquisition of Douglas Elliman and DEPM, Prudential Real Estate Financial Services of America, Inc. ( PREFSA ) lent the Company $52,500 of Senior Secured Debt, maturing in 2011 (the "Term Note"). The Term Note bears interest at prime rate (7.25% at December 31, 2005) plus 2% and is collateralized by substantially all the assets of the Company. The Term Note provides for monthly payments of 3% of gross revenues of Douglas Elliman and Prudential Douglas Elliman prior to March 15, 2005 and 4.5% thereafter so long as the Term Note is outstanding. The payments based on gross revenues are applied first to interest and then to outstanding principal. Additional principal payments are due on June 1 of each year in the amount equal to 60% of the Company's Excess Cash Flow, which is defined in the Term Note loan agreement as the prior year's net income plus cash proceeds received from asset sales and depreciation and amortization expense, less cash capital expenditures, principal payments on notes payable and capital leases (excluding the revolving note facility discussed below), and tax distributions made to the Company's members. The Term Note includes covenants that, among other things, require the Company to meet certain financial ratios, limit the Company's ability to incur debt, and limit capital expenditures.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

     Subordinated Notes Payable - PREFSA and New Valley:

     In connection with the acquisition of Douglas Elliman and DEPM, PREFSA and New Valley each lent the Company $9,500 of subordinated debt, due 2013 (the "Subordinated Debt"). The Subordinated Debt is subordinate to the Term Note and bears interest at 12% per annum, of which 10% is payable in cash and 2% accrues and is added to the principal amount. Interest added to the principal balance in 2005 was $389. In connection with the issuance of the Subordinated Debt, PREFSA and New Valley each acquired additional membership interests representing a 15% fully-diluted interest in the Company. Based on an appraisal conducted by an third party, the Company valued those membership interests at $2,500 and recorded this amount as a reduction to the principal amount of the Subordinated Debt. The Company is amortizing the value of these membership interests over the term of the Subordinated Debt. The amount amortized to interest expense for the year ended December 31, 2005 was $172. Principal payments are due on June 1 of each year in an amount equal to 20% of the Company's Excess Cash Flow computed in the same manner as defined in the Term Note loan agreement.

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

     Revolving Loan Facility:

     In March 2003, the Company and PREFSA entered into a revolving loan facility for $5,000, available until March 2006. Borrowings under the facility bear interest at prime rate plus 1.5% and are collateralized by substantially all the assets of the Company. As of December 31, 2005, $5,000 was available under the facility.

     Note payable - Officer:

     As of December 31, 2005, the Company was indebted to a member and executive officer of Douglas Elliman Realty, in the amount of $209 with interest at prime rate plus 1.5%. The principal amount is due on June 1 of each year in the amount equal to approximately 8.29% of the Company's Excess Cash Flow, which is computed in the same manner as defined in the Term Loan agreements, provided New Valley receives an equal payment and PREFSA receives a proportionate payment, each as a return of capital.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

     Scheduled Maturities:

     Scheduled maturities of debt to related parties are presented below. The table does not include the Company's obligations to make principal payments under the Term Note, the Subordinated Notes, or the note payable to such officer based on percentages of future Gross Revenues or future Excess Cash Flow.

Year ending December 31                                                    2005
-----------------------                                                  -------
2006                                                                     $ 2,333
2007                                                                         415
2008                                                                         451
2009                                                                         491
2010                                                                         534
Thereafter                                                                51,766
                                                                         -------
   Total                                                                 $55,990
                                                                         =======

8.   FRANCHISE AGREEMENT AND ROYALTY FEES

     Douglas Elliman is party to a franchise agreement with PREA entered into in March 2003. The agreement provides for Douglas Elliman to make monthly payments of royalty fees to PREA based on the level of gross revenue, with a royalty rate ranging from 1.8% to 6.0% of gross revenues earned. Pursuant to the franchise agreement, Douglas Elliman was granted a 25% deferral of applicable royalty fees for 2005, which is payable in monthly installments beginning in the first month of the fourth year. A balance of $2,135 was accrued at December 31, 2005 of which $241 included in accrued expenses. The royalty percentage was 1.90% for the year ended December 31, 2005. The agreement also provides for Douglas Elliman to remit advertising and annual franchise fees to PREA, which are based on gross revenues and the number of offices occupied.

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

     For the year ended December 31, 2005, total royalty fees incurred under the franchise agreements amounted to approximately $4,798.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

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

9.   DEFINED CONTRIBUTION PLANS

     Douglas Elliman, Prudential Douglas Elliman and DEPM sponsor individual 401(k) plans which allow eligible employees to make pre-tax contributions. Employees who have completed one year of service, as defined, are eligible to participate in the plans. The plans provide for matching employer contributions of 10% of employee contributions up to a maximum annual contribution of $12 per employee. Participants are immediately vested in their contributions made. Matching contributions for the year ended December 31, 2005 amounted to $305.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

10.  COMMITMENTS AND CONTINGENCIES

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

     Future minimum rental payments under the operating leases at December 31, 2005 are as follows:

Year ending December 31     2005
-----------------------   -------
2006                      $13,538
2007                       12,490
2008                       11,031
2009                        7,101
2010                        5,577
Thereafter                 34,494
                          -------
   Total                  $84,231
                          =======

11.  CONCENTRATION OF CREDIT RISK

     The Company and its subsidiaries may, from time to time, maintain demand deposits in excess of federally insured limits in the normal course of business. At December 31, 2005, cash balances in excess of insured limits were approximately $13,200.

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

(in thousands of dollars)

12.  BUSINESS SEGMENT INFORMATION

     The Company reports using separate business segments, defined by the different services offered. The following table presents certain financial information of the Company's continuing operations as of and for the year ended December 31, 2005. Corporate loss consists solely of the Company's net interest expense.

                                REAL ESTATE    PROPERTY   MORTGAGE                  2005
                                 BROKERAGE    MANAGEMENT  BROKERAGE   CORPORATE     TOTAL
                                -----------   ----------  ---------   ---------   --------
Revenues                          $295,098     $22,486    $12,491     $    --     $330,075
Net income (loss)                   26,929      (1,017)       525      (6,386)      20,051
Identifiable assets                 94,735       5,261      2,576          --      102,572
Depreciation and amortization        4,153       1,484        158          --        5,795
Capital expenditures                 6,958         293         96          --        7,347

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
INDEX
DECEMBER 31, 2004
-----------------------------------------------------------------------------


                                                                      PAGE(S)



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................23

FINANCIAL STATEMENTS

Consolidated Statement of Financial Position.............................24

Consolidated Statement of Operations.....................................25

Consolidated Statement of Changes in Members' Equity.....................26

Consolidated Statement of Cash Flows.....................................27

Notes to Consolidated Financial Statements............................28-39

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


DOUGLAS ELLIMAN REALTY, LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)

                                                                          Page
                                                                          ----
Consolidated Balance Sheet.................................................42
Consolidated Statement of Operations.......................................43
Consolidated Statement of Changes in Members' Deficiency...................44
Consolidated Statement of Cash Flows.......................................45
Notes to Consolidated Financial Statements................................46-56

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


                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2005

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS





                                C O N T E N T S

                                                                                     Page



Balance Sheet                                                                        59

Statement of Operations                                                              60

Statement of Changes in Members' Deficit                                             61

Statement of Cash Flows                                                              62

Notes to Financial Statements                                                       63 - 67

                               KOA INVESTORS, LLC
                                  BALANCE SHEET
                                DECEMBER 31, 2005
                                  (UNAUDITED)


                                                   2005
                                               -----------
                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 1,375,477
   Accounts receivable, net of allowance
      of $41,183                                 1,234,460
   Inventories                                      89,641
   Prepaid and other current assets                219,058
                                               -----------
      TOTAL CURRENT ASSETS                       2,918,636
                                               -----------
LEASEHOLD INTEREST, IMPROVEMENTS
   AND PERSONAL PROPERTY
   Leasehold interest and improvements          61,284,564
   Furnishings and equipment                    17,528,917
                                               -----------
                                                78,813,481
Less accumulated depreciation                    5,977,097
                                               -----------
                                                72,836,384
                                               -----------
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $301,053 IN 2005              2,017,622
RESTRICTED CASH                                  3,135,209
                                               -----------
                                               $80,907,851
                                               ===========

      LIABILITIES AND MEMBERS' DEFICIT

LIABILITIES
   Accounts payable and accrued expenses       $ 3,962,891
   Due to affiliates                                66,950
                                               -----------
      TOTAL CURRENT LIABILITIES                  4,029,841
MORTGAGE NOTE PAYABLE                           82,000,000
DEFERRED GROUND RENT PAYABLE                     4,509,393
                                               -----------
                                                90,539,234
COMMITMENTS AND CONTINGENCIES
MEMBERS' DEFICIT                                (9,631,383)
                                               -----------
                                               $80,907,851
                                               ===========

The accompanying notes are an integral part of these financial statements.

                               KOA INVESTORS, LLC
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2005
                                  (UNAUDITED)

                                                    2005
                                                ------------
REVENUES
   Rooms                                        $ 15,920,758
   Food and beverage                               6,677,341
   Other operating revenue                         1,653,424
                                                ------------
                                                  24,251,523
                                                ------------
COSTS AND EXPENSES
   Cost of sales                                  13,907,174
   Other operating expenses                        5,092,453
   Selling, general and administrative             4,927,758
   Management fees                                   604,980
   Ground rent                                     1,062,747
   Interest expense                                6,724,527
   Depreciation and amortization                   7,401,288
                                                ------------
                                                  39,720,927
                                                ------------
Interest income                                       38,130
                                                ------------
NET LOSS                                        $(15,431,274)
                                                ============

The accompanying notes are an integral part of these financial statements.

                               KOA INVESTORS, LLC
               STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                          YEARS ENDED DECEMBER 31, 2005

BALANCE, JANUARY 1, 2005                                     $ 14,799,913
Contributions                                                   2,000,000
Distributions                                                 (11,000,022)
Net loss                                                      (15,431,274)
                                                             ------------
BALANCE, DECEMBER 31, 2005                                   $ (9,631,383)
                                                             ============

The accompanying notes are an integral part of these financial statements.

                               KOA INVESTORS, LLC
                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2005
                                  (UNAUDITED)

                                                        2005
                                                    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                            $(15,431,274)
ADJUSTMENTS TO RECONCILE NET LOSS
   TO NET CASH USED IN OPERATING ACTIVITIES:
   Depreciation and amortization                       7,401,288
   Bad debts                                              41,183
   Accounts receivable                                  (768,632)
   Inventories                                           (11,691)
   Prepaid and other current assets                      183,604
   Accounts payable and accrued expenses               3,962,891
   Deferred ground rent                                1,050,248
                                                    ------------
      NET CASH USED IN OPERATING ACTIVITIES           (3,572,383)
                                                    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to leasehold interest, improvements
      and personal property                           (4,304,935)
   Restricted cash                                    (3,135,209)
                                                    ------------
      NET CASH USED IN INVESTING ACTIVITIES           (7,440,144)
                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage notes                       82,000,000
   Payments on mortgages and loans                   (57,000,000)
   Deferred financing costs                           (2,318,675)
   Repayment of capital obligations                   (3,355,616)
   Members' contributions                              2,000,000
   Distributions to members                          (11,000,022)
                                                    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       10,325,687
                                                    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (686,840)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         2,062,317
                                                    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $  1,375,477
                                                    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year ended for:
      Interest                                      $  5,994,885
                                                    ============

The accompanying notes are an integral part of these financial statements.

                               KOA INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)

1.   PURPOSE AND ORGANIZATION

     A.   FORMATION

          Koa Investors, LLC (the "Company") was formed as a Delaware limited liability company on November 17, 1999. The Company was formed to acquire a mortgage note and foreclose on the note for the purpose of owning, developing and operating a hotel resort in Keauhou, Hawaii (the "Hotel").

          The Hotel contains 521 guest rooms, cabana style dining services, and a multi-level pool with a poolside grill and bar. The Hotel renovation was completed in January 2005. The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") as its exclusive managing agent to operate the Hotel.

          Pursuant to the operating agreement, the Company will continue in existence until the earlier of December 31, 2051 or upon the decision of the Decision Members, as defined, to terminate the Company.

     B.   CONTRIBUTIONS

          The operating agreement (the "Agreement") provides for contributions generally based upon each member's ownership interest.

     C.   DISTRIBUTIONS

          Cash available for distribution, as defined in the Agreement, is distributed in accordance with the contributions made until the members have received a 12% return on their contributions and have been returned all contributions; thereafter incentive distributions may be earned by some of the members subject to achievement of certain returns, as defined, in the Agreement. As of December 31, 2005 unpaid returns were approximately $1,289,553.

     D.   INCOME AND LOSSES

          Generally, income and losses are allocated in such a manner as to cause each member's capital account to equal the cash distribution each would receive based upon a hypothetical liquidation at the Company's book basis.

                               KOA INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash in banks and overnight investments that at various times during the year exceed Federally insured limits. The Company believes it mitigates this risk by banking with high credit institutions.

     B.   ACCOUNTS RECEIVABLE

          Accounts receivable consists of the receivables for guest rooms and other services. Accounts receivable does not bear interest and is evaluated periodically by collectibility. The Company establishes an allowance for doubtful accounts, based on a percentage of the aged accounts receivable throughout the year.

     C.   INVENTORIES

          Inventories, comprised primarily of food, beverage and hotel operating supplies, are stated at the lower cost or market. Cost is determined by the first-in, first-out method.

     D.   RESTRICTED ASSETS

          Restricted assets at December 31, 2005 consisted primarily of amounts held in escrow related to interest, insurance and property taxes.

     E.   REAL ESTATE UNDER DEVELOPMENT

          All costs incurred in connection with the acquisition, development and construction of the Hotel were capitalized. The Hotel was completed in January 2005.

     F.   LEASEHOLD INTEREST, IMPROVEMENTS AND PERSONAL PROPERTY

          Leasehold interest, improvements and personal property are stated at cost. Buildings, improvements and furnishings and equipment are depreciated using the straight-line method over their estimated useful lives. Significant improvements and betterments are capitalized. Maintenance and repairs are charged to expense as incurred.

          The estimated useful lives are as follows:

Buildings and improvements   39 years
Land improvements            15 years
Furnishings and equipment     5 years

          On a periodic basis, management assesses whether there are any indicators that the value of the real estate and personal property may be impaired. The value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) generated by the Hotel is less than the carrying value of the assets. Any impairment losses would be measured primarily by comparing management's analysis of estimated future cash flows generated by the Hotel discounted at an appropriate rate, to the carrying value of the asset. Management does not believe that the value of any of its real estate and personal property is impaired.

                               KOA INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     G.   DEFERRED FINANCING COSTS

          Costs incurred in obtaining financing or interest cap agreements are amortized over the term of the related debt.

     H.   DEFERRED GROUND RENT

          Base rental expense on the Company's ground lease is recognized ratably over its non-cancelable term. The difference between the ground rent recognized using the straight-line method and the ground rent in accordance with the lease is reflected as deferred ground rent payable on the balance sheets.

     I.   REVENUE RECOGNITION

          Revenues are recognized when services are rendered. The Company receives deposits for events and rooms. Such deposits, which were $474,802 at December 31, 2005, are deferred and included in accounts payable and accrued expenses in the accompanying balance sheet. The amounts are charged to income when the specific event takes place.

     J.   INCOME TAXES

          No provision or benefit for income taxes has been included in the financial statements because as a limited liability company, the Company is generally not subject to Federal or state income taxes. The effects of the Company's activities accrue directly to the members.

     K.   ADVERTISING

          Advertising and marketing costs, which were $578,586 for the year ended December 31, 2005, are expensed as incurred.

     L.   USE OF ESTIMATES

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. LEASEHOLD INTEREST, IMPROVEMENTS AND PERSONAL PROPERTY AND MORTGAGE NOTE PAYABLE

     The components of the Company's Leasehold Interest, Improvements and Personal Property and the related mortgage note payable at December 31, 2005 are as follows:


      Leasehold interest and improvements ............    $ 61,284,564
      Furnishings and equipment ......................      17,528,917
                                                          ------------
       Total .........................................      78,813,481
      Less accumulated depreciation ..................      (5,977,097)
                                                          ------------
       Net investment in real estate .................    $ 72,836,384
                                                          ============

      Mortgage note payable ..........................    $ 82,000,000
      Current portion of mortgage
       note payable ..................................              --
                                                          ------------
      Mortgage note payable -
       long-term portion .............................    $ 82,000,000
                                                          ============

     MORTGAGE NOTES

     The Company entered into a loan agreement with Lehman Brothers Bank, FSB, pursuant to an $82,000,000 mortgage note payable (the "Note") dated August 1, 2005. The Note bears interest at the LIBOR rate plus 2.65% (LIBOR was 4.12% at December 31, 2005). The note matures on August 8, 2008 and has two 1-year extension options under terms defined in the loan agreement. The note is secured by the Company's property.

                               KOA INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)

     The loan agreement required the Company to purchase an interest cap agreement on the entire outstanding principal to mitigate its interest risk. The agreement caps the LIBOR rate at 5.5% per annum. The cap agreement was deemed to have a nominal value at December 31, 2005.

     The Company entered into a cash management agreement that specifies the priority of application of cash receipts. In addition, the Company was required to fund certain escrows for the ground lease, insurance, property taxes and a reserve for replacements.

     The loan agreement also provides for the maintenance of minimum debt service coverage ratios beginning in March 2007. The note provides for prepayment penalties ranging from 2% of the outstanding principal if the note is prepaid before February 9, 2006 and decreasing to 1.5% if prepaid before February 9, 2007 and to 1% if prepaid before February 9, 2008; thereafter there is no fee.

     Prior to the refinancing in 2005, the Company was obligated pursuant to a $57,000,000 mortgage note payable dated April 15, 2004. The note required payments of interest only at 10% per annum. In connection with the early repayment of the note, the Company incurred prepayment penalties of approximately $852,000 which is included in interest expense.

4.   CAPITAL LEASE OBLIGATIONS

     In June 2004, the Company entered into a capital lease agreement to acquire up to $5,000,000 of furniture and equipment through GMAC Commercial Mortgage Corporation ("GMAC"). Monthly payments commenced in May 2005. In connection with the refinancing in August, 2005, the capital lease was repaid.

5.   GROUND LEASE

     In connection with the acquisition of the property, the Company assumed two ground leases. On December 20, 2002, the Company entered into a Lease Escrow Agreement, which modified and combined the provisions of the ground lease.

     As of December 31, 2005, the minimum amounts payable under the terms of the ground lease for the next five years and in the aggregate thereafter, are as follows:

               2006         $    12,000
               2007              12,000
               2008              12,000
               2009              12,000
               2010              12,000
               Thereafter    76,745,110
                            -----------
                            $76,805,110
                            ===========

     Subsequent to December 31, 2037, minimum payments are to be agreed upon at a later date in accordance with the Lease Escrow Agreement, but in no event will be less than $1,537,000. The ground lease expires on April 30, 2069.

     The Company is also obligated to pay to the ground lessor percentage rent, as stipulated in the original ground lease agreement, once the Hotel begins operations. As of December 31, 2005, no percentage rent has been paid or accrued.

                               KOA INVESTORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)

5.   GROUND LEASE (CONTINUED)

     The Company incurred ground rent expense of approximately $1,141,000 for 2005.

6.   RELATED PARTY TRANSACTIONS

     DUE TO AFFILIATES

     Due to affiliates represents advances from affiliates of the Company through common control to finance short-term cash flow requirements of the Company. The advance is non-interest bearing and due on demand.

     ASSET MANAGEMENT FEES

     In accordance with the terms of the operating agreement, the managing member provides asset management services to the Company for an annual fee equal to the greater of $500,000 or 2% of the gross asset value, at cost, of the assets owned by the Company and prior to depreciation. Upon completion of the renovation of the Hotel, the asset management fee was reduced, by amendment, to $120,000 per annum.

     For the year ended December 31, 2005 the Company incurred asset management fees in the amount of $120,000.

7.   COMMITMENTS AND CONTINGENCIES

     MANAGEMENT FEES

     On December 20, 2002, the Company entered into a management agreement (the "Management Agreement") with Sheraton Operating Corporation ("Starwood"), which requires Starwood to provide managerial and promotional services for the Project. The Management Agreement has an operating term of two (2) periods of five (5) years each, as more fully described in the Management Agreement.

     Starwood has the option to renew the Management Agreement for two successive terms of five years each. The Management Agreement consists of a base management fee equal to 2% of the Gross Operating Revenue of the Project, as defined for the first 12 months after the Hotel opens, 2.5% for the subsequent 12 months and 3% thereafter. In addition, the Management Agreement provides for an incentive fee equal to 15% of operating income in excess of a threshold, as defined. Management fees in the amount of $484,980 were incurred in 2005.

     In accordance with the terms of the Management Agreement, the Company also reimburses Starwood for services including payroll and benefits, insurance, marketing, advertising, promotion, sales, reservation services and other charges.

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2004

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS





                                C O N T E N T S

                                                                                     Page


Report of Independent Registered Public Accounting Firm                              70

Balance Sheet                                                                        71

Statement of Operations                                                              72

Statement of Changes in Members' Equity                                              73

Statement of Cash Flows                                                              74

Notes to Financial Statements                                                       75 - 79

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

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)

                                 BALANCE SHEET

                               DECEMBER 31, 2003

                               KOA INVESTORS, LLC
                         (A Limited Liability Company)
                              FINANCIAL STATEMENTS
                                  (Unaudited)

                                C O N T E N T S


                                                                                    Page



Balance Sheet                                                                       82

Statement of Changes in Members' Equity                                             83

Statement of Cash Flows                                                             84

Notes to Financial Statements                                                      85 - 88

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



                                VECTOR GROUP LTD.
                                (Registrant)


                             By: /s/ Joselynn D. Van Siclen
                             -------------------------------------------
                             Joselynn D. Van Siclen
                             Vice President, Chief Financial Officer and
                                  Treasurer


Date: March 21, 2006