Form 10-Q
period 2006-03-31
VECTOR GROUP LTD
filed 2006-05-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006

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
     ☐  Large accelerated file ☑  Accelerated filer ☐  Non-accelerated filer
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
     At May 9, 2006, Vector Group Ltd. had 49,921,221 shares of common stock outstanding.

VECTOR GROUP LTD.
FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
          Unaudited

	March 31,	December 31,
	2006	2005
		Revised(1)
ASSETS:

Current assets:
Cash and cash equivalents	$172,151	$181,059
Investment securities available for sale	30,583	18,507
Accounts receivable — trade	16,503	12,714
Other receivables	716	638
Inventories	72,318	70,395
Deferred income taxes	25,396	26,179
Other current assets	9,556	9,607

Total current assets	327,223	319,099

Property, plant and equipment, net	61,348	62,523
Long-term investments, net	7,869	7,828
Investments in non-consolidated real estate businesses	19,623	17,391
Restricted assets	5,065	5,065
Deferred income taxes	66,644	69,988
Intangible asset	107,511	107,511
Other assets	13,611	13,725

Total assets	$608,894	$603,130

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of notes payable and long-term debt	$22,503	$9,313
Accounts payable	9,552	15,394
Accrued promotional expenses	15,924	18,317
Accrued taxes payable, net	31,766	32,392
Settlement accruals	27,118	22,505
Deferred income taxes	6,640	3,891
Accrued interest	3,699	5,770
Other accrued liabilities	11,898	20,518

Total current liabilities	129,100	128,100

Notes payable, long-term debt and other obligations, less current portion	244,789	243,590
Fair value of derivatives embedded within convertible debt	38,147	39,371
Non-current employee benefits	18,425	17,235
Deferred income taxes	150,540	143,544
Other liabilities	5,652	5,646

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 10,000,000 shares	—	—
Common stock, par value $0.10 per share, authorized 100,000,000 shares, issued 53,505,062 and 53,417,525 shares and outstanding 49,917,970 and 49,849,735 shares	4,992	4,985
Additional paid-in capital	102,309	133,529
Unearned compensation	—	(11,681)
Accumulated deficit	(64,966)	(74,259)
Accumulated other comprehensive loss	(3,403)	(10,610)
Less: 3,587,092 and 3,567,790 shares of common stock in treasury, at cost	(16,691)	(16,320)

Total stockholders’ equity	22,241	25,644

Total liabilities and stockholders’ equity	$608,894	$603,130

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
          Unaudited

	Three Months Ended
	March 31, 2006	March 31, 2005
		Revised(1)

Revenues*	$117,704	$104,173

Expenses:
Cost of goods sold*	73,341	58,998
Operating, selling, administrative and general expenses	24,136	26,527

Operating income	20,227	18,648

Other income (expenses):
Interest and dividend income	1,781	710
Interest expense	(8,266)	(6,647)
(Loss) gain on investments, net	(30)	1,430
Gain from conversion of LTS notes	—	9,461
Equity in loss on operations of LTS	—	(299)
Equity income (loss) from non-consolidated real estate businesses	3,735	(306)
Other, net	46	(1)

Income from continuing operations before provision for income taxes and minority interests	17,493	22,996
Income tax expense	8,200	12,518
Minority interests	—	(2,016)

Income from continuing operations	9,293	8,462

Discontinued operations:
Income from discontinued operations, net of minority interest and taxes	—	82
Gain on disposal of discontinued operations, net of minority interest and taxes	—	2,952

Income from discontinued operations	—	3,034

Net income	$9,293	$11,496

Per basic common share:

Income from continuing operations	$0.17	$0.19

Income from discontinued operations	$—	$0.07

Net income applicable to common shares	$0.17	$0.26

Per diluted common share:

Income from continuing operations	$0.17	$0.18

Income from discontinued operations	$—	$0.07

Net income applicable to common shares	$0.17	$0.25

Cash distributions declared per share	$0.40	$0.38

*	Revenues and Cost of goods sold include excise taxes of $40,118 and $33,432 for the three months ended March 31, 2006 and 2005, respectively.

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Per Share Amounts)
          Unaudited

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Unearned	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stock	Loss	Total
			Revised(1)	Revised(1)				Revised(1)

Balance, December 31, 2005	49,849,735	$4,985	$133,529	$(74,259)	$(11,681)	$(16,320)	$(10,610)	$25,644

Net income	—	—	—	9,293	—	—	—	9,293
Forward contract adjustments, net of taxes	—	—	—	—	—	—	69	69
Unrealized gain on investment securities, net of taxes	—	—	—	—	—	—	7,138	7,138

Total other comprehensive income	—	—	—	—	—	—	—	7,207

Total comprehensive income	—	—	—	—	—	—	—	16,500

Reclassifications in accordance with SFAS No. 123(R)	—	—	(11,681)	—	11,681	—	—	—
Distributions on common stock	—	—	(21,541)	—	—	—	—	(21,541)
Exercise of options, net of 19,302 shares delivered to pay exercise price	68,235	7	918	—	—	(371)	—	554
Amortization of deferred compensation	—	—	1,084	—	—	—	—	1,084

Balance, March 31, 2006	49,917,970	$4,992	$102,309	$(64,966)	$—	$(16,691)	$(3,403)	$22,241

(1)	See Note 1(i)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Per Share Amounts)
          Unaudited

	Three Months Ended
	March 31, 2006	March, 31, 2005
		Revised(1)

Net cash provided by operating activities	$1,622	$7,044

Cash flows from investing activities:
Proceeds from sale or maturity of investment securities	—	5,420
Purchase of investment securities	(73)	(2,724)
Proceeds from sale or liquidation of long-term investments	25	—
Purchase of long-term investments	(64)	(46)
Purchase of LTS stock	—	(1,500)
Issuance of note receivable	—	(1,750)
Capital expenditures	(1,446)	(968)
Discontinued operations	—	66,912

Net cash (used in) provided by investing activities	(1,558)	65,344

Cash flows from financing activities:
Proceeds from debt	78	14,959
Repayments of debt	(1,648)	(1,434)
Deferred financing charges	(200)	(678)
Borrowings under revolver	130,788	91,615
Repayments on revolver	(117,003)	(91,268)
Distributions on common stock	(21,541)	(16,735)
Proceeds from exercise of Vector options and warrants	554	779
Other, net	—	92
Discontinued operations	—	(39,213)

Net cash used in financing activities	(8,972)	(41,883)

Net (decrease) increase in cash and cash equivalents	(8,908)	30,505
Cash and cash equivalents, beginning of period	181,059	110,004

Cash and cash equivalents, end of period	$172,151	$140,509

(1)	See Note 1(a)
The accompanying notes are an integral part
of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
          Unaudited
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation:

The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of VGR Holding LLC (“VGR Holding”), Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands Inc. (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. The Company owned all of the limited liability company interests of New Valley at March 31, 2006 and owned 55.1% of the common shares of its corporate predecessor, New Valley Corporation, at March 31, 2005. All significant intercompany balances and transactions have been eliminated.

Liggett is engaged in the manufacture and sale of cigarettes in the United States. Vector Tobacco is engaged in the development and marketing of low nicotine and nicotine-free cigarette products and the development of reduced risk cigarette products. New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties.

As discussed in Note 13, New Valley’s real estate leasing operations, sold in February 2005, are presented as discontinued operations for the three months ended March 31, 2005. The 2005 interim condensed consolidated statement of cash flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. These amounts had previously been reported on a combined basis as a separate caption outside operating, financing and investing activities.

The interim consolidated financial statements of the Company are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to state fairly the Company’s consolidated financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

Information concerning the Company’s common stock has been adjusted to give effect to the 5% stock dividend paid to Company stockholders on September 29, 2005. The dividend was

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
recorded at par value of $210 in 2005 since stockholders’ equity was in a deficit position. In connection with the 5% stock dividend, the Company increased the number of outstanding stock options by 5% and reduced the exercise prices accordingly. All per share amounts have been presented as if the stock dividend had occurred on January 1, 2005.

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128”, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings available to common stockholders for the period are reduced by the contingent interest and the non-cash interest expense associated with the beneficial conversion feature and embedded derivative related to the Company’s convertible notes issued in 2004 and 2005. These notes, which are a participating security due to the contingent interest feature, had no impact on EPS for the three months ended March 31, 2006 and 2005, as the dividends on the common stock into which the notes are convertible increased interest expense and reduced earnings available to common stockholders so there were no unallocated earnings under EITF Issue No. 03-6.

As discussed in Note 9, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under EITF Issue No. 03-6. Because the Company accounted for the dividend equivalent rights on these options as additional compensation cost in accordance with APB Opinion No. 25, these participating securities had no impact on the calculation of basic EPS in periods ending prior to January 1, 2006. Effective with the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognizes payments of the dividend equivalent rights ($1,578 for the three months ended March 31, 2006) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. As a result, in its calculation of basic EPS for the three months ended March 31, 2006, the Company has adjusted its net income for the effect of these participating securities as follows:

Net income	$9,293
Income attributable to participating securities	(680)

Net income available to common stockholders	$8,613

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding. Diluted EPS includes the dilutive effect of stock options and vested and unvested restricted stock grants. Basic and diluted EPS were calculated using the following shares for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Weighted-average shares for basic EPS	49,220,398	43,883,341
Plus incremental shares related to stock options and warrants	1,474,234	1,849,284

Weighted-average shares for diluted EPS	50,694,632	45,732,625

For the three months ended March 31, 2006 and 2005, the Company had 218,255 and 711,795 stock options, respectively, and 628,780 and 0 shares of non-vested restricted stock, respectively, that were not included in the computation of diluted EPS because the options, exercise price and the per share expense associated with the non-vested restricted stock were greater than the average market price of the common stock during the respective periods. For the three months ended March 31, 2006, 3,944,329 of stock options with dividend equivalent rights were not included in the computation of diluted EPS. For the three months ended March 31, 2006 and 2005, the Company had 12,267,693 and 9,703,070 shares of common stock, respectively, issuable under convertible notes issued by the Company which were not included in the computation of diluted EPS because their impact was anti-dilutive to EPS.

(d)	Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)
No. 123(R), “Share-Based Payment” using the “modified prospective method” with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the modified prospective method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS No. 123(R), the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the Company’s previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method (see Note 9).

(e)	Comprehensive Income:

Other comprehensive income is a component of stockholders’ equity and includes such items as the unrealized gains and losses on investment securities available for sale, forward foreign contracts, minimum pension liability adjustments and, prior to December 9, 2005, the Company’s proportionate interest in New Valley’s capital transactions. Total comprehensive income was $16,500 for the three months ended March 31, 2006 and $11,479 for the three months ended March 31, 2005.

(f)	Financial Instruments:

As required by SFAS No. 133, derivatives embedded within the Company’s convertible debt are recognized on the Company’s balance sheet and are stated at estimated fair value as determined by an independent third party at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly as an adjustment to interest expense.

The Company uses forward foreign exchange contracts to mitigate its exposure to changes in exchange rates relating to purchases of equipment from third parties. The primary currency to which the Company is exposed is the euro. A substantial portion of the Company’s foreign exchange contracts is effective as hedges. The fair value of forward foreign exchange contracts designated as hedges is reported in other current assets or current liabilities and the change in fair value of the contracts during the period is recorded in other comprehensive income. The fair value of the hedge at March 31, 2006 was a liability of approximately $391.

(g)	Revenue Recognition:

Revenues from sales are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. The Company provides an allowance for expected sales returns, net of any related inventory cost recoveries. Certain sales incentives, including buydowns, are classified as reductions of net sales in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue No. 06-3, “How Sales Taxes Should be Presented in the Income Statement (Gross versus Net)”, the Company’s accounting policy is to include federal excise taxes in revenues and cost of goods sold. Such revenues totaled $40,118 and $33,432 for the three months ended March 31, 2006 and 2005, respectively. Since the Company’s primary line of business is tobacco, the Company’s financial position and its results of operations and cash flows have been and could continue to be

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

(h)	Contingencies:

The Company records Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 8, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett.

The Company records provisions in the consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed in Note 8, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending smoking-related litigation; (ii) management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Litigation is subject to many uncertainties, and it is possible that the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.

(i)	New Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The current period impact of the application of SFAS No. 154 is discussed below in connection with the application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.”

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

In September 2005, the EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges”. EITF Issue No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, if the transactions were entered into in contemplation of one another. EITF Issue No. 04-13 is effective for the Company for new arrangements entered into after April 2, 2006. The Company does not expect the adoption of EITF Issue No. 04-13 to have a material impact on its financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” In Issue No. 05-8, the EITF concluded that the issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt. The retrospective application of EITF Issue No. 05-08 reduced income tax expense by $303 and $186 for the three months ended March 31, 2006 and 2005, respectively. A reconciliation of the net impact of the application of EITF Issue No. 05-08 at December 31, 2005 on the Company’s consolidated balance sheet is as follows:

	Long-Term	Additional
	Deferred	Paid-in	Accumulated	Stockholders’
	Income Taxes	Capital	Deficit	Equity
December 31, 2005, as reported in Form 10-K	$135,785	$141,388	$(74,359)	$33,403
Application of EITF 05-08:
Establishment of deferred tax liability	7,859	(7,859)	—	(7,859)
Increase to income tax benefit for the year ended December 31, 2004	(87)	—	87	87
Decrease to income tax expense for the year ended December 31, 2005	(1,003)	—	1,003	1,003
Decrease to extraordinary item, unallocated goodwill	990	—	(990)	(990)

Retrospective balance, December 31, 2005	$143,544	$133,529	$(74,259)	$25,644

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
2.	RESTRUCTURING

The components of the combined pre-tax restructuring charges relating to the 2004 Liggett Vector Brands restructurings for the three months ended March 31, 2006 are as follows:

	Employee	Non-Cash	Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total
Balance, December 31, 2005	$713	$—	$1,403	$2,116
Utilized	(247)	—	(137)	(384)

Balance, March 31, 2006	$466	$—	$1,266	$1,732

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities classified as available for sale are carried at fair value, with net unrealized gains or losses included as a component of stockholders’ equity, net of taxes and minority interests. For the three months ended March 31, 2006 and 2005, net realized (losses) gains were $(30) and $1,430, respectively.

The components of investment securities available for sale at March 31, 2006 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable equity securities	$10,171	$13,179	$(40)	$23,310
Marketable debt securities	7,337	—	(64)	7,273

	$17,508	$13,179	$(104)	$30,583

Investment securities available for sale as of March 31, 2006 include New Valley LLC’s 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $16,000 (see Note 11).

The Company’s marketable debt securities have a weighted average maturity of 1.81 years at March 31, 2006 and mature from April 2006 to March 2010.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
4.	INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2006	2005
Leaf tobacco	$31,779	$35,312
Other raw materials	3,269	3,157
Work-in-process	1,521	1,685
Finished goods	39,807	34,653

Inventories at current cost	76,376	74,807
LIFO adjustments	(4,058)	(4,412)

	$72,318	$70,395

The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. At March 31, 2006, Liggett had leaf tobacco purchase commitments of approximately $16,938. There were no leaf tobacco purchase commitments at Vector Tobacco at that date.

Included in the above table was approximately $1,136 at March 31, 2006 and $1,208 at December 31, 2005 of leaf inventory associated with Vector Tobacco’s QUEST product, which is carried at its estimated net realizable value.

LIFO inventories represent approximately 93% of total inventories at March 31, 2006 and 92% of total inventories at December 31, 2005.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2006	2005
Land and improvements	$1,418	$1,418
Buildings	13,718	13,718
Machinery and equipment	97,876	98,037
Leasehold improvements	2,869	2,724
Construction-in-progress	3,719	2,960

	119,600	118,857
Less accumulated depreciation	(58,252)	(56,334)

	$61,348	$62,523

Depreciation and amortization expense on property, plant and equipment for the three months ended March 31, 2006 and 2005 was $2,473 and $2,666, respectively. Future machinery and equipment purchase commitments at Liggett were $6,720 at March 31, 2006.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
In February 2005, New Valley completed the sale of its two office buildings in Princeton, New Jersey for $71,500. (Refer to Notes 11 and 13). The Company recorded a gain of $2,952, net of minority interests and income taxes, in the first quarter of 2005 in connection with the sale.

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31,	December 31,
	2006	2005
Vector:
5% Variable Interest Senior Convertible Notes due 2011, net of unamortized net discount of $51,135 and $53,307*	$60,729	$58,557
6.25% Convertible Subordinated Notes due 2008	132,492	132,492

Liggett:
Revolving credit facility	13,785	—
Term loan under credit facility	3,250	3,482
Equipment loans	8,686	9,828

Vector Tobacco:
Notes payable — Medallion acquisition due 2007	35,000	35,000

V.T. Aviation:
Note payable	8,060	8,300
VGR Aviation:
Note payable	4,832	4,867

Other	458	377

Total notes payable, long-term debt and other obligations	267,292	252,903
Less:
Current maturities	(22,503)	(9,313)

Amount due after one year	$244,789	$243,590

*	The fair value of the derivatives embedded within these notes ($38,147 at March 31, 2006 and $39,371 at December 31, 2005) is separately classified as a derivative liability in the consolidated balance sheet.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by the Company per share on its common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of its common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into the Company’s common stock, at the holder’s option. The conversion price, which was $18.48 at March 31, 2006, is subject to adjustment for various events, including the issuance of stock dividends.

The notes will mature on November 15, 2011. The Company must redeem 12.5% of the total aggregate principal amount of the notes outstanding on November 15, 2009. In addition to such redemption amount, the Company will also redeem on November 15, 2009 and on each interest accrual period thereafter an additional amount, if any, of the notes necessary to prevent the notes from being treated as an “Applicable High Yield Discount Obligation” under the Internal Revenue Code. The holders of the notes will have the option on November 15, 2009 to require the Company to repurchase some or all of their remaining notes. The redemption price for such redemptions will equal 100% of the principal amount of the notes plus accrued interest. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued interest and, under certain circumstances, a “make-whole premium”.

Embedded Derivatives. The portion of the Total Interest on the notes which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company has bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At issuance of the November 2004 notes, the estimated initial fair value was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At March 31, 2006, the derivative liability was estimated at $38,147 and at December 31, 2005, the derivative liability was estimated at $39,371. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. The Company recognized gains of $1,224 and $828 in the first quarter of 2006 and 2005, respectively, due to changes in the fair value of the embedded derivative, which were reported as adjustments to interest expense.

Beneficial Conversion Feature. After giving effect to the recording of the embedded derivative liability as a discount to the notes, the Company’s common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at date of issuance) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. The Company recognized non-cash interest expense of $746 and $524 in the first quarter of 2006 and 2005, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
6.25% Convertible Subordinated Notes Due July 15, 2008 — Vector:

In July 2001, Vector completed the sale of $172,500 (net proceeds of approximately $166,400) of its 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into Vector’s common stock, at the option of the holder. The conversion price, which was $21.32 per share at March 31, 2006, is subject to adjustment for various events, and any cash distribution on Vector’s common stock will result in a corresponding decrease in the conversion price. If the conversion price decreases below the Company’s average share price, the Company could recognize an additional beneficial conversion feature with respect to these notes. In December 2001, $40,000 of the notes were converted into Vector’s common stock and, in October 2004, an additional $8 of the notes were converted. A total $132,492 of the notes were outstanding at March 31, 2006.

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

Revolving Credit Facility — Liggett:

Liggett has a $50,000 credit facility with Wachovia Bank, N.A. (“Wachovia”) under which $13,785 was outstanding at March 31, 2006. Availability as determined under the facility was approximately $22,037 based on eligible collateral at March 31, 2006. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2006, management believes that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $38,347 and net working capital was $26,847, as computed in accordance with the agreement.

100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,250 outstanding under Liggett’s credit facility at March 31, 2006. The remaining balance of the term loan is payable in two remaining monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
Equipment Loans — Liggett:

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

In December 2005, Liggett purchased equipment for $2,273 through a financing agreement payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount or $568.

Each of these equipment loans is collateralized by the purchased equipment.

Notes for Medallion Acquisition — Vector Tobacco:

The purchase price for the 2002 acquisition of the Medallion Company, Inc. (“Medallion”) included $60,000 in notes of Vector Tobacco, guaranteed by the Company and Liggett. Of the notes, $25,000 have been repaid with the final quarterly principal payment of $3,125 made on March 31, 2004. The remaining $35,000 of notes bear interest at 6.5% per year, payable semiannually, and mature on April 1, 2007.

Note Payable — V.T. Aviation:

In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from the Company for $775, is guaranteed by Vector Research, VGR Holding and the Company. The loan is payable in 119 monthly installments of $125, including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,581 based on current interest rates.

Note Payable — VGR Aviation:

In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by the Company. The loan is payable in 119 monthly installments of $40, including annual interest of 2.75% above the 30-day average commercial paper rate, with a

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
final payment of $3,836 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to the Company’s direct subsidiary, VGR Aviation LLC, which assumed the debt.

7.	EMPLOYEE BENEFIT PLANS

Defined Benefit and Postretirement Plans:

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the three months ended March 31, 2006 and 2005 consists of the following:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Service cost — benefits earned during the period	$1,225	$1,321	$5	$7
Interest cost on projected benefit obligation	2,250	2,172	150	153
Expected return on plan assets	(3,145)	(3,069)	—	—
Amortization of prior service cost	262	—	—	—
Amortization of net actuarial loss	435	468	3	11

Net expense	$1,027	$892	$158	$171

The Company did not make contributions to its pension benefits plans for the three months ended March 31, 2006 and does not anticipate making any contributions to such plans in 2006. The Company anticipates paying approximately $550 in other postretirement benefits in 2006.

8.	CONTINGENCIES

Smoking-Related Litigation:

Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. New cases continue to be commenced against Liggett and the other cigarette manufacturers. The cases generally fall into the following categories: (i) smoking and health cases alleging injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) smoking and health cases alleging injury and purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); (iii) health care cost recovery actions brought by various foreign and domestic governmental entities (“Governmental Actions”); and (iv) health care cost recovery actions brought by third-party payors including insurance companies, union health and welfare trust funds, asbestos manufacturers and others (“Third-Party Payor Actions”). As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase. The future financial impact of the risks and

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
expenses of litigation and the effects of the tobacco litigation settlements discussed below are not quantifiable at this time. For the three months ended March 31, 2006, Liggett incurred legal fees and other litigation costs totaling approximately $1,373 compared to $1,229 for the three months ended March 31, 2005.

Individual Actions. As of March 31, 2006, there were approximately 271 cases pending against Liggett, and in most cases the other tobacco companies, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. Of these, 106 were pending in Florida, 44 in Mississippi, 30 in Maryland and 20 in Missouri. The balance of the individual cases were pending in 16 states and territories.

There are five individual cases pending where Liggett is the only tobacco company defendant. In April 2004, in the Beverly Davis v. Liggett Group Inc. case, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in the Ferlanti v. Liggett Group Inc. case, a Florida state court granted Liggett’s motion for summary judgment. The plaintiff has appealed. In March 2006, in the Schwartz, et. al. v. Liggett Group Inc. case, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff has appealed.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
States Supreme Court denied review and the defendant has paid the amount of the judgment plus accrued interest.

•	In March 1999, an Oregon state court jury found in favor of the plaintiff in Williams-Branch v. Philip Morris. The jury awarded $800 in compensatory damages and $79,500 in punitive damages. The trial court reduced the punitive damages award to $32,000. In June 2002, the Oregon Court of Appeals reinstated the $79,500 punitive damages award. In October 2003, the United States Supreme Court set aside the Oregon appellate court’s ruling and directed the Oregon court to reconsider the case in light of the State Farm decision. In June 2004, the Oregon appellate court reinstated the original jury verdict. In February 2006, the Oregon Supreme Court reaffirmed the $79,500 punitive damages jury verdict. The defendant intends to seek review by the United States Supreme Court.

•	In 2001, as a result of a Florida Supreme Court decision upholding the award, in Carter v. Brown and Williamson Tobacco Corp., the defendant paid $1,100 in compensatory damages and interest to a former smoker and his spouse for injuries they allegedly incurred as a result of smoking.

•	In June 2001, a California state court jury found in favor of the plaintiff in Boeken v. Philip Morris and awarded $5,500 in compensatory damages and $3,000,000 in punitive damages. In August 2001, the trial court reduced the punitive damages award to $100,000. In September 2004, the California Court of Appeals affirmed the compensatory damages award, but reduced the punitive damages award to $50,000. In April 2005, the California Court of Appeals reaffirmed its decision. In August 2005, the California Supreme Court declined further review of the case. In March 2006, the United States Supreme Court denied review and the defendant paid the judgment.

•	In December 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Florida state court jury awarded the plaintiff $165 in compensatory damages, but no punitive damages. In May 2003, the Florida Court of Appeals affirmed per curiam (that is, without an opinion) the trial court’s final judgment in favor of the plaintiffs. The defendant paid the amount of the judgment plus accrued interest and attorney’s fees after exhausting all appeals.

•	In February 2002, in Burton v. R.J. Reynolds Tobacco Co., et al, a federal district court jury in Kansas awarded the plaintiff $198 in compensatory damages, and determined that the plaintiff was entitled to punitive damages. In June 2002, the trial court awarded the plaintiff $15,000 in punitive damages. In February 2005, the United States Court of Appeals for the Tenth Circuit overturned the punitive damages award, while upholding the compensatory damages award. The defendant paid the compensatory damages award in June 2005.

•	In March 2002, an Oregon state court jury found in favor of the plaintiff in Schwarz v. Philip Morris and awarded $169 in compensatory damages and $150,000 in punitive damages. In May 2002, the trial court reduced the punitive damages award to $100,000. The parties have appealed to the Oregon Court of Appeals.

•	In October 2002, a California state court jury found in favor of the plaintiff in Bullock v. Philip Morris and awarded $850 in compensatory damages and $28,000,000 in punitive damages. In December 2002, the trial court reduced the punitive damages award to $28,000. In April 2006, the California Court of Appeals upheld the punitive damages award. The defendant will seek further review.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
•	In April 2003, in Eastman v. Brown & Williamson Tobacco Corp., et al, a Florida state court jury awarded $6,540 in compensatory damages. In May 2004, the Florida Court of Appeals affirmed the verdict in a per curiam opinion. The defendants’ motion for rehearing was denied, and the judgment was paid in October 2004.

•	In May 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4,000 in compensatory damages and $15,000 in punitive damages. In January 2005, the United States Court of Appeals for the Eighth Circuit affirmed the compensatory damages award, but reduced the punitive damages award to $5,000. The judgment was paid in February 2005.

•	In November 2003, in Thompson v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,100 in compensatory damages. The defendants have appealed to the Missouri Court of Appeals.

•	In December 2003, in Frankson v. Brown & Williamson Tobacco Corp., et al., a New York state court jury awarded $350 in compensatory damages. In January 2004, the jury awarded $20,000 in punitive damages. The deceased smoker was found to be 50% at fault. In June 2004, the court increased the compensatory damages to $500 and decreased the punitive damages to $5,000. The defendants have appealed to the New York Supreme Court, Appellate Division.

•	In October 2004, in Arnitz v. Philip Morris, a Florida state court jury awarded $600 in damages but found that the plaintiff was 60% at fault, thereby reducing the verdict against Philip Morris to $240. Philip Morris has appealed to the Florida Second District Court of Appeals.

•	In February 2005, in Smith v. Brown & Williamson Tobacco Corp., et al., a Missouri state court jury awarded $2,000 in compensatory damages and $20,000 in punitive damages. The defendants have appealed to the Missouri Court of Appeals.

•	In March 2005, in Rose v. Philip Morris, a New York state court jury awarded $3,400 in compensatory damages and $17,100 in punitive damages. The defendants have appealed to the New York Supreme Court, Appellate Division.
In 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on product liability.” In a 2005 decision, the Mississippi Supreme Court ruled that certain claims against cigarette manufacturers may remain available to plaintiffs.

Class Actions. As of March 31, 2006, there were approximately nine actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Many of these actions purport to constitute statewide class actions and were filed after May 1996 when the Fifth Circuit Court of Appeals, in the Castano case, reversed a Federal district court’s certification of a purported nationwide class action on behalf of persons who were allegedly “addicted” to tobacco products.

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
          Unaudited
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
          Unaudited
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
          Unaudited
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

In March 2003, in a class action brought against Philip Morris on behalf of smokers of light cigarettes, a state court judge in Illinois in the Price, et al., v. Philip Morris case awarded $7,100,500 in actual damages to the class members, $3,000,000 in punitive damages to the State of Illinois (which was not a plaintiff in this matter), and approximately $1,800,000 in attorney’s fees and costs. Entry of judgment was stayed. In December 2005, the Illinois Supreme Court overturned the lower state court’s ruling in Price, and sent the case back to the lower court with instructions to dismiss the case. In May 2006, the Illinois Supreme court denied plaintiffs’ motion for a rehearing.

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
          Unaudited
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

Although not technically a class action, a West Virginia state court has consolidated for trial on some common related issues approximately 1,000 individual smoker actions against cigarette manufacturers, that were pending prior to 2001. Liggett is a defendant in most of the cases pending in West Virginia. Trial has been set for March 2007. In January 2002, the court severed Liggett from the trial of the consolidated action.

Governmental Actions. As of March 31, 2006, there were approximately five Governmental Actions pending against Liggett. In these proceedings, both foreign and domestic governmental entities seek reimbursement for Medicaid and other health care expenditures. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was “unjustly enriched” by plaintiffs’ payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. A health care recovery case is pending in Missouri state court brought by the City of St. Louis, Missouri, and approximately 50 area hospitals against the major cigarette manufacturers. As a result of a June 2005 ruling, the court has limited plaintiffs’ claims by barring those that occurred more than five years before the case was filed.

Third-Party Payor Actions. As of March 31, 2006, there were approximately three Third-Party Payor Actions pending against Liggett. The claims in Third-Party Payor Actions are similar to those in the Governmental Actions but have been commenced by insurance companies, union health and welfare trust funds, asbestos manufacturers and others. Nine United States Circuit Courts of Appeal have ruled that Third-Party Payors did not have standing to bring lawsuits against cigarette manufacturers. The United States Supreme Court has denied petitions for certiorari in the cases decided by five of the courts of appeal.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
In Third-Party Payor Actions claimants have set forth several theories of relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys’ fees. Nevertheless, no specific amounts are provided. It is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.

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

Trial of the case concluded June 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. The relief can be grouped into

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
four categories: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005.

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

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a base share of 125% of its 1997 market share, or approximately 1.65% of total cigarettes sold in the United States. As a result of the Medallion acquisition in April 2002, Vector Tobacco has no payment obligations under the MSA, except to the extent its market share exceeds a base amount of approximately 0.28% of total cigarettes sold in the United States. During 1999 and 2000, Liggett’s market share did not exceed the base amount. According to data from Management Science Associates, Inc., domestic shipments by Liggett and Vector Tobacco accounted for approximately 2.2% of the total cigarettes shipped in the United States during 2001, 2.4% during 2002, 2.5% during 2003, 2.3% during 2004 and 2.2% during 2005. On April 15 of any year following a year in which Liggett’s and/or Vector Tobacco’s market shares exceed their respective base shares, Liggett and/or

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
Vector Tobacco will pay on each excess unit an amount equal (on a per-unit basis) to that due during the same following year by the OPMs under the payment provisions of the MSA, subject to applicable adjustments, offsets and reductions. In March and April 2002, Liggett and Vector Tobacco paid a total of $31,130 for their 2001 MSA obligations. In March and April 2003, Liggett and Vector Tobacco paid a total of $37,541 for their 2002 MSA obligations. At that time, funds were held back based on Liggett’s and Vector Tobacco’s belief that their MSA payments for 2002 should be reduced as a result of market share loss to non-participating manufacturers. In June 2003, Liggett and Vector Tobacco entered into a settlement agreement with the Settling States whereby Liggett and Vector Tobacco agreed to pay $2,478 in April 2004 to resolve these claims. In April 2004, Liggett and Vector Tobacco paid a total of $50,322 for their 2003 MSA obligations. In April 2005, Liggett and Vector Tobacco paid a total of $20,982 for their 2004 MSA obligations. In April 2006, Liggett and Vector Tobacco paid a total of $10,637 for their 2005 MSA obligations. Liggett and Vector Tobacco have expensed $7,588 for their estimated MSA obligations for the first three months of 2006 as part of cost of goods sold.

Under the payment provisions of the MSA, the Participating Manufacturers are required to pay the following base annual amounts (subject to applicable adjustments, offsets and reductions):

Year	Amount
2006 — 2007	$8,000,000
2008 and each year thereafter	$9,000,000
These annual payments will be allocated based on relative unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each Participating Manufacturer and are not the responsibility of any parent or affiliate of a Participating Manufacturer.

On March 30, 2005, the Independent Auditor under the MSA calculated $28,668 in MSA payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the MSA, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the MSA and withheld from payment $7,686. The $9,304 paid into the disputed payment accounts represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the MSA for market share loss to non-participating manufacturers. At March 31, 2006, included in “Other current assets” on the Company’s consolidated balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 MSA obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed below, to the method for computing payment obligations under the MSA which Liggett contends, among other things, is not in accordance with the MSA. On May 31, 2005, New York State filed a motion on behalf of the Settling States in New York state court seeking to compel Liggett and the other Subsequent Participating Manufacturers that paid into the disputed payments account to release to the Settling States the amounts paid into such account. The Settling States contend that Liggett had no right under the MSA and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the Settling States of the $9,304 it had paid into the account, although Liggett continues to

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
dispute that it owes this amount. Liggett withheld from its payment due under the MSA on April 15, 2006 approximately $1,600 which Liggett claims as the non-participating manufacturers adjustment to its 2005 payment obligation and $2,612 relating to the “gross” versus “net” dispute discussed below.

In March 2006, an independent economic consulting firm, selected pursuant to the provisions of the MSA, determined that the MSA was a “significant factor contributing” to the market share loss of participating manufacturers for 2003. As a result, under the provisions of the MSA, the manufacturers are entitled to a non-participating manufacturers adjustment to their 2003 MSA payments. States that “diligently enforced” in 2003 the escrow statutes enacted in connection with the MSA may be able to avoid application of the adjustment to their payments for that year. A number of states have filed, or are likely to file, actions seeking a determination that they have “diligently enforced” their respective escrow statutes. Liggett and several other subsequent participating manufacturers are in the process of organizing a joint defense group to defend against these actions.

As of March 31, 2006, Liggett and Vector Tobacco have disputed the following assessments under the MSA related to failure to receive credit for market share loss to non-participating manufacturers: $6,513 for 2003, $3,789 for 2004 and approximately $800 for 2005. These disputed amounts have not been accrued in the accompanying consolidated financial statements.

In October 2004, Liggett was notified that all Participating Manufacturers’ payment obligations under the MSA, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the MSA of approximately $12,300 for the periods 2001 through 2005, and require Liggett to pay an additional amount of approximately $2,800 in 2006 and in future periods by lowering Liggett’s market share exemption under the MSA.

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
          Unaudited
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

Except for $2,000 accrued for the year ended December 31, 2005, in connection with the foregoing matters, no other amounts have been accrued in the accompanying consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Florida, Mississippi and Texas. At March 31, 2006, the $2,000 remained accrued in settlement accruals on the Company’s consolidated balance sheet. There can be no assurance that Liggett will prevail in any of these matters and that Liggett will not be required to make additional material payments, which payments could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

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
          Unaudited
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

Trials. Trial in the United States government action concluded on June 15, 2005 in federal court in the District of Columbia. Post-trial submissions have been completed, and the parties are awaiting a final decision from the trial court. Cases currently scheduled for trial during the next six months include two individual actions in Missouri state court and one in New York state court where Liggett is a defendant along with various of the other major tobacco companies. Trial dates, however, are subject to change.

Management is not able to predict the outcome of the litigation pending against Liggett. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on the Company. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. As a result, the Company recorded a $9,723 pre-tax charge to the consolidated statement of operations for the first quarter of 2001. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
has been overturned as a result of the appellate court’s ruling. In April 2004, a jury in a Florida state court action awarded compensatory damages of approximately $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Management is unable to make a meaningful estimate with respect to the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. The complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual’s complaint against the tobacco industry seek money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

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
          Unaudited
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

In October 2004, federal legislation was enacted which abolished the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22,000 for the second year of the program which began January 1, 2006. The relative cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on the Company.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
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

Various state governments have adopted or are considering adopting legislation establishing ignition propensity standards for cigarettes. Compliance with this legislation could be burdensome and costly. In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control, referred to as the “OFPC,” with developing standards for or “self-extinguishing” or reduced ignition propensity cigarettes. All cigarettes manufactured for sale in New York state must be manufactured to specific reduced ignition propensity standards set forth in the regulations. Liggett and Vector Tobacco are in compliance with the New York reduced ignition propensity regulatory requirements. Since the passage of the New York law, the states of Vermont, California and Illinois have passed similar laws utilizing the same technical standards, to become effective on May 1, 2006, June 1, 2007 and January 1, 2008, respectively. Similar legislation is being considered by other state governments and at the federal level. Compliance with such legislation could harm the business of Liggett and Vector Tobacco, particularly if there are varying standards from state to state.

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
          Unaudited
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

Other Matters:

See Note 12 for information concerning purported class action lawsuits commenced against the Company, New Valley and New Valley’s directors in connection with the Company’s exchange offer for New Valley.

In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. The Company believes that the fair value of Eve’s guarantee was negligible at March 31, 2006.

In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and the Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2006.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
In 1995, the United States Court of Federal Claims granted the government’s motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and decision was reserved. In December 2004, the case was transferred to Judge Wiese of the United States Court of Federal Claims. On August 19, 2005, Judge Wiese issued an opinion concluding that the United States government is liable for breach of contract to New Valley. A determination of damages was deferred until presentation of further evidence in a supplementary trial proceeding.

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

9.	STOCK-BASED COMPENSATION

The Company grants equity compensation under two long term incentive plans. As of March 31, 2006, there were approximately 4,750,000 shares remaining available for issuance under the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) and approximately 800,000 shares remaining available for issuance under the 1998 Long-Term Incentive Plan.

Prior to January 1, 2006, the Company accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to the market price of the underlying common stock on the date of grant.

Stock Options. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. The Company recognized compensation expense of $186 related to stock options in the first quarter of 2006 as a result of adopting SFAS No. 123(R).

The terms of certain stock options awarded under the 1999 Plan in January 2001 and November 1999 provide for common stock dividend equivalents (at the same rate as paid on the common stock) with respect to the shares underlying the unexercised portion of the options. Prior to January 1, 2006, in accordance with APB Opinion No. 25, the Company accounted for the dividend equivalent rights on these options as additional compensation cost ($1,770 for the three months ended March 31, 2005). Effective January 1, 2006, in accordance with SFAS No. 123(R), the Company recognizes payments of the dividend equivalent rights on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet ($1,578 for the three months ended March 31, 2006).

The net impact of the adoption of SFAS No. 123(R) was a reduction in the operating, selling, administrative and general expenses of $1,392 and an increase in net income of $1,467 for the three months ended March 31, 2006.

Awards of options to employees under the Company’s stock compensation plans generally vest over periods ranging from four to five years and have a term of ten years from the date of grant. The expense related to stock option compensation included in the determination of net income for the three month period ended March 31, 2005 differs from than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, its pro forma net income and pro forma EPS for the first quarter of fiscal 2005 would have been as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited

Three Months Ended
March 31, 2005
Revised

Net income	$11,496

Add: employee stock compensation expense included in reported net income, net of related tax effects	1,950
Deduct: total employee stock compensation expense determined under the fair value method for all awards, net of related tax effects	(310)

Pro forma net income	$13,136

Income per share:
Basic — as reported	$0.26

Diluted — as reported	$0.25

Basic — pro forma	$0.27

Diluted — pro forma	$0.27

The amounts previously reported for the 2005 period have been revised to reflect payments of dividend equivalent rights ($1,721, net of tax) on unexercised options as reductions in additional paid-in capital rather than compensation expense in accordance with SFAS No. 123. Additionally, upon reflecting the payment of dividend equivalent rights as a reduction of additional paid-in capital in determining its pro forma net income, the Company accounted for the effect of the underlying options as participating securities when calculating its basic pro forma EPS. As a result, pro forma net income was reduced by $1,082 when calculating basic pro forma EPS.

As permitted by SFAS No. 123 and SFAS No. 123(R), the fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

There were no option grants in the three months ended March 31, 2006 and 2005. If options had been granted, the assumptions used in computing fair value under the Black-Scholes option pricing model would have been based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
A summary of the Company’s stock option activity during the three months ended March 31, 2006 follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value(1)

Outstanding at December 31, 2005	8,567,174	10.54	3.6	—

Granted	—	—	—	—

Exercised	(87,537)	10.56	8.1	—

Forfeited or expired	—	—	—	—

Outstanding at March 31, 2006	8,479,637	10.54	3.4	$74,268

Option exercisable at March 31, 2006	8,341,789			73,968

Option vested during period	2,729			$11

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($19.06 at March 31, 2006) exceeds the option exercise price.
The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $410 and $262, respectively.

As of March 31, 2006, there was $243 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of less than one year at March 31, 2006.

In November 2005, the President of Liggett and Liggett Vector Brands agreed to the cancellation of an option to purchase 303,876 shares of the Company’s common stock at $31.59 per share granted under the 1999 Long-Term Incentive Plan in September 2001. In this regard, the President of Liggett and the Company entered into an agreement, in which the Company, in accordance with the Incentive Plan, agreed after the passage of more than six months and assuming his continued employment with the Company or an affiliate of the Company, to grant him another stock option under the 1999 Amended Plan covering 250,000 shares of the Company’s common stock with the exercise price equal to the value of the common stock on the grant date of the replacement option. The new option will have a ten-year term and will become exercisable with respect to one-fourth of the shares on December 1, 2006, with an additional one-fourth becoming exercisable on each of the three succeeding one-year anniversaries of the first exercisable date through December 1, 2009.

Prior to the adoption of SFAS No. 123(R), the Company presented the tax savings resulting from the deductions resulting from the exercise of non-qualified stock options as an operating cash flow in accordance with EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a component of “Cash Flows from Financing Activities.”

Restricted Stock Awards. In January 2005, New Valley awarded the President and Chief Operating Officer of New Valley, who also served in the same positions with the Company, a restricted stock

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
grant of 1,250,000 shares of New Valley’s common shares. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In September 2005, in connection with his election as Chief Executive Officer of the Company, he renounced and waived, as of that date, the unvested 1,071,429 common shares deliverable by New Valley to him in the future. The Company recorded an expense of $545 ($194 net of income taxes and minority interests) associated with the grant in the first quarter of 2005.

In September 2005, the President of the Company was awarded a restricted stock grant of 500,000 shares of the Company’s common stock and, on November 16, 2005, he was awarded an additional restricted stock grant of 78,570 shares of the Company’s common stock, in each case, pursuant to the Company’s Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Amended Plan”). Pursuant to the restricted share agreements, one-fourth of the shares vest on September 15, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through September 15, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreements) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. These restricted stock awards by the Company replaced the unvested portion of the New Valley restricted stock grant relinquished by the President of the Company. The number of restricted shares of the Company’s common stock awarded to him by the Company (578,570 shares) was the equivalent of the number of shares of the Company’s common stock that would have been issued to him had he retained his unvested New Valley restricted shares and those shares were exchanged for the Company’s common stock in the exchange offer and subsequent merger whereby the Company acquired the remaining minority interest in New Valley in December 2005. The Company recorded deferred compensation of $11,340 representing the fair market value of the total restricted shares on the dates of grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. The Company recorded an expense of $781 associated with the grants in the first quarter of 2006.

In November 2005, the President of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 50,000 shares of the Company’s common stock pursuant to the 1999 Amended Plan. Pursuant to his restricted share agreement, one-fourth of the shares vest on November 1, 2006, with an additional one-fourth vesting on each of the three succeeding one-year anniversaries of the first vesting date through November 1, 2009. In the event his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in his restricted share agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The Company recorded deferred compensation of $1,018 representing the fair market value of the restricted shares on the date of grant. The Company recorded an expense of $64 associated with the grants in the first quarter of 2006.

The Company also recognized $53 of expense for the three months ended March 31, 2006 and March 31, 2005, respectively, in connection with restricted stock awards granted to its outside directors in June 2004.

As of March 31, 2006, there was $11,048 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years at March 31, 2006.

The Company’s accounting policy is to treat dividends paid on restricted stock as a reduction to additional paid-in-capital on the Company’s consolidated balance sheet.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
10.	INCOME TAXES

Vector’s income tax rate for the three months ended March 31, 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes. Vector’s income tax rate for the three months ended March 31, 2005 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes and the intraperiod allocation at New Valley between income from continuing and discontinued operations.

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2006, the Company’s deferred income tax liabilities exceeded its deferred income tax assets by $65,140. The largest component of the Company’s deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated where a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and the Company has an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010.

In connection with the transaction, the Company recognized in 1999 a pre-tax gain of $294,078 in its consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, the Company will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to the Company at that time. In connection with an examination of the Company’s 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to the Company in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $129,000, including interest, net of tax benefits, through March 31, 2006. These amounts have been previously recognized in the Company’s consolidated financial statements as tax liabilities. As of March 31, 2006, the Company believes amounts potentially due have been provided for in its consolidated statements of operations.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
11.	NEW VALLEY

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

Residential Brokerage Business. New Valley recorded income of $2,590 and $1,334 for the three months ended March 31, 2006 and 2005, respectively, associated with Douglas Elliman Realty. The income includes 50% of Douglas Elliman’s net income, interest income and management fees earned by New Valley. Summarized financial information for Douglas Elliman Realty for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005 is presented below.

	March 31, 2006	December 31, 2005

Cash	$16,776	$15,384
Other current assets	7,544	5,977
Property, plant and equipment, net	18,204	17,973
Trademarks	21,663	21,663
Goodwill	37,991	37,924
Other intangible assets, net	2,291	2,072
Other non-current assets	865	1,579
Notes payable — current	6,636	4,770
Other current liabilities	20,921	16,977
Notes payable — long term	50,656	54,422
Other long-term liabilities	2,107	4,941
Members’ equity	25,014	21,462

	Three Months Ended March 31,
	2006	2005

Revenues	$81,793	$71,402
Costs and expenses	75,497	66,325
Depreciation expense	1,221	1,126
Amortization expense	102	184
Interest expense, net	1,280	1,548
Income tax expense	120	181

Net income	$3,573	$2,038

Hawaiian Hotel. New Valley recorded income of $1,154 and a loss of $1,640 for the three months ended March 31, 2006 and 2005, respectively, associated with Koa Investors. The income in the 2006 period related to the receipt of a tax credit of $1,154 from the State of Hawaii, which was

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
received in the first quarter of 2006. Summarized financial information for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005 for Koa Investors is presented below.

	March 31, 2006	December 31, 2005

Cash	$958	$1,375
Restricted assets	3,023	3,135
Other current assets	1,965	1,543
Property, plant and equipment, net	71,496	72,836
Deferred financing costs, net	1,824	2,018
Accounts payable and other current liabilities	8,728	8,539
Notes payable	82,000	82,000
Members’ equity (deficit)	(11,462)	(9,632)

	Three Months Ended March 31,
	2006	2005

Revenues	$8,560	$5,530
Costs and operating expenses	7,350	5,754
Management fees	30	30
Depreciation and amortization expense	1,545	1,527
Interest expense, net	1,465	1,499

Net loss	$(1,830)	$(3,280)

In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at March 31, 2006. Accordingly, the Company’s consolidated statements of operations do not include any equity losses of Koa Investors for the three months ended March 31, 2006.
St. Regis Hotel, Washington, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC (“Hotel LLC”), which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In April 2006, Hotel LLC purchased for approximately $3,000 a building adjacent to the hotel to house various administrative and sales functions. New Valley, which holds a 50% interest in Hotel LLC, had invested $6,250 in the project and had committed to make additional investments of up to $3,750 at March 31, 2006. New Valley invested the additional $3,750 in Hotel LLC in May 2006 in connection with the purchase of the adjacent property and repayments of debt.
New Valley accounts for its interest in Hotel LLC under the equity method and recorded a loss of $9 for the three months ended March 31, 2006. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.
Holiday Isle. During the fourth quarter of 2005, New Valley advanced a total of $2,750 to Ceebraid Acquisition Corporation (“Ceebraid”), an entity which entered into an agreement to acquire the Holiday Isle Resort in Islamorada, Florida. In February 2006, Ceebraid filed for Chapter 11 bankruptcy after it was unable to consummate financing arrangements for the acquisition. Although

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
Ceebraid continued to seek to obtain financing for the transaction and to close the acquisition pursuant to the purchase agreement, the Company determined that a reserve for uncollectibility should be established against these advances at December 31, 2005. In April 2006, an affiliate of Ceebraid completed the acquisition of the property for $98,000, and New Valley increased its investment in the project to a total of $5,800 and indirectly holds an approximate 21% equity interest. The investors intend to build a condominium hotel resort and marina, with approximately 150 hotel units. In connection with the closing of the purchase, an affiliate of Ceebraid borrowed $98,000 of mezzanine and senior debt to finance a portion of the purchase price and anticipated development costs. In April 2006, Vector agreed, under certain circumstances, to guarantee up to $2,000 of the debt.
Long-Term Investments. New Valley owns long-term investments, which have a $7,869 carrying value at March 31, 2006. The principal business of the limited partnerships is investing in investment securities and real estate. New Valley believes the fair value of the limited partnerships exceeds their carrying amount by approximately $9,476. The estimated fair market value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. New Valley’s estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $501 at March 31, 2006. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
LTS. In March 2005, New Valley converted approximately $9,938 of principal amount and accrued interest of the convertible notes of Ladenburg Thalmann Financial Services Inc. (“LTS”) into 19,876,358 shares of LTS common stock. In the first quarter of 2005, New Valley recorded a gain of $9,461 which represented the fair value of the converted shares as determined by an independent appraisal firm. In connection with the debt conversion, New Valley purchased 11,111,111 shares of LTS common stock for $5,000 ($0.45 per share).
On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to holders of New Valley common shares through a special distribution. On the same date, the Company distributed the 10,947,448 shares of LTS common stock that it received from New Valley to the holders of its common stock as a special distribution. In the first quarter of 2005, the Company recognized equity loss in operations of LTS of $299.
Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 7.4% of the outstanding shares), $5,000 of LTS’s notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The shares of LTS common stock held by New Valley have been accounted for as investment securities available for sale and are carried at $16,000 on the Company’s consolidated balance sheet at March 31, 2006.
12.	NEW VALLEY EXCHANGE OFFER

In December 2005, the Company completed an exchange offer and subsequent short-form merger whereby it acquired the remaining 42.3% of the common shares of New Valley Corporation that it did not already own. As result of these transactions, New Valley Corporation became a wholly-owned subsidiary of the Company and each outstanding New Valley Corporation common share was exchanged for 0.54 shares of the Company’s common stock. The surviving corporation in the short-

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
form merger was subsequently merged into a new Delaware limited liability company named New Valley LLC, which conducts the business of the former New Valley Corporation.
New Valley LLC is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. (See Note 11.)
Purchase Accounting. Approximately 5,044,359 shares of Vector common stock were issued in connection with the transactions. The aggregate purchase price amounted to $106,900, which included $101,039 in the Company’s common stock, $758 of accrued purchase price obligation, $4,130 in acquisition related costs and $973 of exchanged options, which represents the fair value on the acquisition date of the Vector options issued in exchange for the outstanding New Valley options. The transactions were accounted for under the provisions of SFAS No. 141, “Business Combinations.” The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition.
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
In connection with the acquisition of the remaining interests in New Valley, Vector estimated the fair value of the assets acquired and the liabilities assumed at the date of acquisition, December 9, 2005. The Company’s analysis indicated that the fair value of net assets acquired, net of Vector’s stock ownership of New Valley prior to December 9, 2005, totaled $150,543, compared to a fair value of liabilities assumed of $21,018, yielding net assets acquired of $129,525 which were then compared to the New Valley purchase price of $106,900 resulting in a reduction of non-current assets acquired of $14,775 and negative goodwill of $7,850, which was reduced to $6,860 in accordance with the adoption of EITF Issue No. 05-8.
Generally accepted accounting principles require, effective July 2001 for the year ended December 31, 2005, that negative goodwill be reported as an extraordinary item on the Company’s statement of operations.
Prior to December 9, 2005, New Valley’s operating results were included in the accompanying consolidated financial statements of the Company and had been reduced by the minority interests in New Valley. The unaudited pro forma results of operations for the three months ended March 31, 2005 of the Company and New Valley, prepared based on the purchase price allocation for New Valley described above and as if the New Valley acquisition had occurred at January 1, 2005, would have been as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited

Three Months
Ended
March 31, 2005
Pro forma total net revenues	$104,173
Pro forma net income from continuing operations	$9,101
Pro forma net income	$17,622
Pro forma basic weighted average shares outstanding	48,678,937
Pro forma income from continuing operations per basic common share	$0.19

Pro forma net income per basic common share	$0.36
Pro forma diluted weighted average shares outstanding	50,528,221
Pro forma income from continuing operations per diluted common share	$0.18

Pro forma net income per diluted common share	$0.35
The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the New Valley acquisition had been completed on January 1, 2005. In addition, the pro forma information above does not attempt to project the Company’s future results of operations.
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
On November 16, 2005, Vector and the plaintiff class in the Pill action reached an agreement in principle to settle the litigation, which was memorialized in a memorandum of understanding entered into on November 22, 2005. The memorandum of understanding provided, among other things, that (i) the consideration being offered be raised from 0.461 shares of Vector common stock per common share of New Valley to 0.54 shares of Vector common stock per common share of New Valley; (ii) the plaintiff acknowledged that 0.54 shares of Vector common stock per common share of New Valley was adequate and fair consideration; (iii) Vector agreed to make supplemental disclosures in the Prospectus with respect to the offer to address claims raised in the Pill action; (iv) the plaintiff shall have the right to comment upon and suggest additional disclosures to be made to the public stockholders by New Valley prior to the filing of its amended Schedule 14D-9 with the SEC and such suggested additional disclosures will be considered in good faith for inclusion in such filing by New Valley; and (v) all claims, whether known or unknown, of the plaintiff shall be released as against all of the defendants in the Pill matter and the Lindstrom matter. On January 20, 2006, the parties

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
executed a Stipulation of Settlement providing for, among other things, payment by the Company of up to $860 in legal fees and costs. The settlement received court approval on April 10, 2006. The Company recorded a charge to operating, selling, administrative and general expense of $860 related to the settlement for the year ended December 31, 2005. The settlement amount is included in accounts payable on the Company’s consolidated balance sheet at March 31, 2006.
13.	DISCONTINUED OPERATIONS

Real Estate Leasing. As discussed in Note 11, in February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of the Company reflect New Valley’s real estate leasing operations as discontinued operations for the three months ended March 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.

Summarized operating results of the discontinued real estate leasing operations for the three months ended March 31, 2005 are as follows:

Three Months
Ended
March 31, 2005
Revenues	$924
Expenses	515

Income from discontinued operations before income taxes and minority interests	409
Income tax expense from discontinued operations	223
Minority interests	104

Income from discontinued operations	$82

Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) for the three months ended
March 31, 2005 in connection with the sale of the office buildings.

14.	SEGMENT INFORMATION

The Company’s significant business segments for the three months ended March 31, 2006 and 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of Medallion acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts) — (Continued)
          Unaudited
for segment reporting purposes, excludes the operations of Medallion. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s continuing operations before taxes and minority interests for the three months ended March 31, 2006 and 2005 follows:

		Vector	Corporate
	Liggett	Tobacco	and Other	Total
Three months ended March 31, 2006
Revenues	$115,739	$1,965	$—	$117,704
Operating income (loss)	30,421	(3,548)	(6,646)	20,227
Identifiable assets	266,924	3,266	338,704	608,894
Depreciation and amortization	1,814	57	602	2,473
Capital expenditures	1,417	19	10	1,446

Three months ended March 31, 2005
Revenues	$101,635	$2,538	$—	$104,173
Operating income (loss)	31,870	(4,432)	(8,790)	18,648
Identifiable assets	260,762	7,972	236,164	504,898
Depreciation and amortization	1,817	228	621	2,666
Capital expenditures	698	12	258	968

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
     All of Liggett’s unit sales volume in 2005 and the first three months of 2006 was in the discount segment, which Liggett’s management believes has been the primary growth segment in the industry for over a decade. The significant discounting of premium cigarettes in recent years has led to brands, such as EVE, that were traditionally considered premium brands to become more appropriately categorized as discount, following list price reductions.
     Liggett’s cigarettes are produced in approximately 270 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•	LIGGETT SELECT — the third largest brand in the deep discount category,

•	GRAND PRIX — a rapidly growing brand in the deep discount segment,

•	EVE — a leading brand of 120 millimeter cigarettes in the branded discount category,

•	PYRAMID — the industry’s first deep discount product with a brand identity, and

•	USA and various Partner Brands and private label brands.
     In 1999, Liggett introduced LIGGETT SELECT, one of the leading brands in the deep discount category. LIGGETT SELECT is now the largest seller in Liggett’s family of brands, comprising 44.7% of Liggett’s unit volume in the first three months of 2006 and 44.6% of Liggett’s volume in 2005. In September 2005, Liggett repositioned GRAND PRIX to distributors and retailers nationwide. GRAND PRIX is marketed as the “lowest price fighter” to specifically compete with brands which are priced at the lowest level of the deep discount segment.
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
     In October 2003, we announced that Jed E. Rose, Ph.D., Director of Duke University Medical Center’s Nicotine Research Program and co-inventor of the nicotine patch, had conducted a study at Duke University Medical Center to provide preliminary evaluation of the use of the QUEST technology as a smoking cessation aid. In the preliminary study on QUEST, 33% of QUEST 3 smokers were able to achieve four-week continuous abstinence, a standard threshold for smoking cessation. In March 2006, Vector Tobacco concluded a multi-centered clinical trial to further evaluate QUEST technology as an effective alternative to conventional smoking cessation aids. The study was designed in collaboration with the Food and Drug Administration (“FDA”), and met their requirements for a Phase II clinical study. Preliminary assessment of the study data indicates results which management believes are consistent with FDA requirements to justify the continued development of QUEST as a smoking cessation aid. The results of this study are being prepared for presentation to the FDA. Upon analysis of these data, the FDA must also agree that the results of the Phase II study justify further clinical testing in a Phase III trial. Management believes that obtaining the FDA’s approval to market QUEST as a smoking cessation product will be an important factor in the long-term commercial success of the QUEST brand. No assurance can be given that such approval can be obtained or as to the timing of any such approval if received.
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
     On November 16, 2005, we and the plaintiff class in the Pill action reached an agreement in principle to settle the litigation, which was memorialized in a memorandum of understanding entered into on November 22, 2005. The memorandum of understanding provided, among other things, that (i) the consideration being offered be raised from 0.461 shares of our common stock per common share of New Valley to 0.54 shares of our common stock per common share of New Valley; (ii) the plaintiff acknowledged that 0.54 shares of our common stock per common share of New Valley was adequate and fair consideration; (iii) we agreed to make supplemental disclosures in the Prospectus with respect to the offer to address claims raised in the Pill action; (iv) the plaintiff shall have the right to comment upon and suggest additional disclosures to be made to the public stockholders by New Valley prior to the filing of its amended Schedule 14D-9 with the SEC and such suggested additional disclosures will be considered in good faith for inclusion in such filing by New Valley; and (v) all claims, whether known or unknown, of the plaintiff shall be released as against all of the defendants in the Pill matter and the Lindstrom matter. On January 20, 2006, the parties executed a Stipulation of Settlement providing for, among other things, payment by us of up to $860 in legal fees and costs. The settlement received court approval on April 10, 2006. We recorded a charge to operating, selling, administrative and general expense for 2005 of $860 related to the settlement, which has been accrued in accounts payable on the Company’s consolidated balance sheet at March 31, 2006.
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
     Tobacco Quota Elimination. In October 2004, federal legislation was enacted which abolished the federal tobacco quota and price support program. Pursuant to the legislation, manufacturers of tobacco products will be assessed $10,140,000 over a ten year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Cigarette manufacturers will initially be responsible for 96.3% of the assessment (subject to adjustment in the future), which will be allocated based on relative unit volume of domestic cigarette shipments. Management currently estimates that Liggett’s and Vector Tobacco’s assessment will be approximately $22,000 for the second year of the program which began January 1, 2006. The cost of the legislation to the three largest cigarette manufacturers will likely be less than the cost to smaller manufacturers, including Liggett and Vector Tobacco, because one effect of the legislation is that the three largest manufacturers will no longer be obligated to make certain contractual payments, commonly known as Phase II payments, they agreed in 1999 to make to tobacco-producing states. The ultimate impact of this legislation cannot be determined, but there is a risk that smaller manufacturers, such as Liggett and Vector Tobacco, will be disproportionately affected by the legislation, which could have a material adverse effect on us.
     Tax Matters. In connection with the 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium cigarette brands to Trademarks LLC, a newly-formed limited liability company, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest for a 90-day period commencing in March 2010. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $129,000, including interest, net of tax benefits, through March 31, 2006. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of March 31, 2006, we believe amounts potentially due have been provided for in our consolidated statements of operations.
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
     Tobacco Settlement Agreements. In October 2004, Liggett was notified that all participating manufacturers’ payment obligations under the Master Settlement Agreement, dating from the agreement’s execution in late 1998, have been recalculated utilizing “net” unit amounts, rather than “gross” unit amounts (which have been utilized since 1999). The change in the method of calculation could, among other things, require additional payments by Liggett under the Master Settlement Agreement of approximately $12,300 for the periods 2001 through 2005, and require Liggett to pay an additional amount of approximately $2,800 in 2006 and in future periods by lowering Liggett’s market share exemption under the Master Settlement Agreement. Liggett contends that the retroactive change from utilizing “gross” unit amounts to “net” unit amounts is impermissible and has objected to the change. Liggett has disputed the change in methodology. No amounts have been accrued in the accompanying consolidated financial statements for any potential liability relating to the “gross” versus “net” dispute.
     On March 30, 2005, the Independent Auditor under the Master Settlement Agreement calculated $28,668 in Master Settlement Agreement payments for Liggett’s 2004 sales. On April 15, 2005, Liggett paid $11,678 of this amount and, in accordance with its rights under the Master Settlement Agreement, disputed the balance of $16,990. Of the disputed amount, Liggett paid $9,304 into the disputed payments account under the Master Settlement Agreement and withheld from payment $7,686. The $9,304 paid into the disputed payments account represents the amount claimed by Liggett as an adjustment to its 2003 payment obligation under the Master Settlement Agreement for market share loss to non-participating manufacturers. At March 31, 2006, included in “Other current assets” on our balance sheet was a receivable of $6,513 relating to such amount. The $7,686 withheld from payment represents $5,318 claimed as an adjustment to Liggett’s 2004 Master Settlement Agreement obligation for market share loss to non-participating manufacturers and $2,368 relating to the retroactive change, discussed above, to the method for computing payment obligations under the Master Settlement Agreement which Liggett contends, among other things, is not in accordance with the Master Settlement Agreement. On May 31, 2005, New York State filed a motion on behalf of the settling states in New York state court seeking to compel Liggett and the other subsequent participating manufacturers that paid into the disputed payments account to release to the settling states the amounts paid into such account. The settling states contend that Liggett had no right under the Master Settlement Agreement and related agreements to pay into the disputed payments account any amount claimed as an adjustment for market share loss to non-participating manufacturers for 2003, although they acknowledge that Liggett has the right to dispute such amounts. By stipulation among the parties dated July 25, 2005, New York’s motion was dismissed and Liggett authorized the release to the settling states of the $9,304 it had paid into the account, although Liggett continues to dispute that it owes this amount. Liggett withheld approximately $1,600 from its payment due under the Master Settlement Agreement on April 15, 2006 which Liggett claims as the non-participating manufacturers adjustment to its 2005 payment obligation and $2,612 relating to the “gross” versus “net” dispute.
     In March 2006, an independent economic consulting firm, selected pursuant to the provisions of the Master Settlement Agreement, determined that the Master Settlement Agreement was a “significant factor contributing” to the market share loss of participating manufacturers for 2003. As a result, under the provisions of the Master Settlement Agreement, the manufacturers are entitled to a non-participating manufacturers adjustment to their 2003 Master Settlement Agreement payments. States that “diligently enforced” in 2003 the escrow statutes enacted in connection with the Master Settlement Agreement may be able to avoid application of the adjustment to their payments for that year. A number of states have filed, or are likely to file, actions seeking a determination that they have “diligently enforced” their respective escrow statutes. Liggett and several other subsequent participating manufacturers are in the process of organizing a joint defense group to defend against these actions.
     As of March 31, 2006, Liggett and Vector Tobacco have disputed the following assessments under the Master Settlement Agreement related to failure to receive credit for market share loss to non-participating manufacturers: $6,513 for 2003, $3,789 for 2004 and approximately $800 for 2005. These disputed amounts have not been accrued in the accompanying consolidated financial statements.
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
Recent Developments in Legislation, Regulation and Litigation
     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 2006, there were approximately 271 individual suits, nine purported class actions and eight governmental and other third-party payor health care reimbursement actions pending in the United States in which Liggett was a named defendant. A civil lawsuit was filed by the United States federal government seeking disgorgement of approximately $289,000,000 from various cigarette manufacturers, including Liggett. A federal appellate court ruled in February 2005 that disgorgement is not an available remedy in the case. In October 2005, the United States Supreme Court declined to review this decision. Trial of the case concluded on June 15, 2005. On June 27, 2005, the government sought to restructure its potential remedies and filed a proposed Final Judgment and Order. That relief can be grouped into four categories: (1) $14,000,000 for a cessation and counter marketing program; (2) so-called “corrective statements;” (3) disclosures; and (4) enjoined activities. Post-trial briefing was completed in October 2005. In one of the other cases pending against Liggett, in 2000, an action against cigarette manufacturers involving approximately 1,000 named individual plaintiffs was consolidated for trial on some common related issues before a single West Virginia state court. Liggett is a defendant in most of the cases pending in West Virginia. In January 2002, the court severed Liggett from the trial of the consolidated action. Two purported class actions have been certified in state court in Kansas and New Mexico against the cigarette manufacturers for alleged antitrust violations. As new cases are commenced, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.

     There are five individual smoking-related actions where Liggett is the only tobacco company defendant. In April 2004, in one of these cases, a Florida state court jury awarded compensatory damages of $540 against Liggett. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. In March 2005, in another case in Florida state court where Liggett is the only defendant, the court granted Liggett’s motion for summary judgment disposing of the case in its entirety. The plaintiff has appealed. In March 2006, in another of these cases, a Florida state court jury returned a verdict in favor of Liggett. The plaintiff has appealed.
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
     Revenue Recognition. Revenues from sales of cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Sales Taxes Should Be Presented in the Income Statement (Gross Versus Net)”, our accounting policy is to include federal excise taxes in revenues and cost of goods sold. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
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
     Impairment of Long-Lived Assets. We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying value of the asset, or related group of assets, may not be fully recoverable. Examples of such events or changes in circumstances include a significant adverse change in the manner in which a long-lived asset, or group of assets, is being used or a current expectation that, more likely than not, a long-lived asset, or group of assets, will be disposed of before the end of its estimated useful life. The estimate of fair value of our long-lived assets is based on the best information available, including prices for similar assets and the results of using other valuation techniques. Since judgment is involved in determining the fair value of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.
     Contingencies. We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, general and administrative expenses as those costs are incurred. As discussed in Note 8 to our consolidated financial statements and above under the heading “Recent Developments in Legislation, Regulation and Litigation”, legal proceedings covering a wide range of matters are pending or threatened in various jurisdictions against Liggett. Management is unable to make a reasonable estimate with respect to the amount or range of loss that could result from an unfavorable outcome of pending smoking-related litigation or the costs of defending such cases, and we have not provided any amounts in our consolidated financial statements for unfavorable outcomes, if any. You should not infer from the absence of any such reserve in our financial statements that Liggett will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such smoking-related litigation.
     Settlement Agreements. As discussed in Note 8 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement, the 1998 agreement to settle governmental healthcare cost recovery actions brought by various states. Liggett and Vector Tobacco have no payment obligations under the Master Settlement Agreement except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the Master Settlement Agreement, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the Master Settlement Agreement is recorded in cost of goods sold as the products are shipped. Settlement expenses under the Master Settlement Agreement recorded in the accompanying consolidated statements of operations were $7,588 for the three months ended March 31, 2006 and $1,447 for the three months ended March 31, 2005. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
     Derivatives; Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. In November 2004, we issued in a private placement 5% variable interest senior convertible notes due 2011 where a portion of the total interest payable on the notes is computed by reference to the cash dividends paid on our common stock. In December 2004 and during the first half of 2005, we issued additional notes on the same terms. This portion of the interest payment is considered an embedded derivative. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No.

138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, we have bifurcated this dividend portion of the interest on the notes and, based on a valuation by an independent third party, estimated the fair value of the embedded derivative liability. At the initial issuance of the notes in November 2004, the estimated initial fair value of the embedded derivative liability was $24,738, which was recorded as a discount to the notes and classified as a derivative liability on the consolidated balance sheet. At March 31, 2006, the derivative liability was estimated at $38,147. Changes to the fair value of this embedded derivative are reflected quarterly as an adjustment to interest expense. We recognized a gain of $1,224 in the first three months of 2006 and $828 in the first three months of 2005, due to changes in the fair value of the embedded derivative, which were reported as adjustments to interest expense.
     After giving effect to the recording of the embedded derivative liability as a discount to the notes, our common stock had a fair value at the issuance date of the notes in excess of the conversion price resulting in a beneficial conversion feature. EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Convertible Ratios”, requires that the intrinsic value of the beneficial conversion feature ($22,075 at date of issuance) be recorded to additional paid-in capital and as a discount on the notes. The discount is then amortized to interest expense over the term of the notes using the effective interest rate method. We recognized non-cash interest expense of $746 in the first three months of 2006 and $524 in the first three months of 2005, due to the amortization of the debt discount attributable to the beneficial conversion feature.
     Inventories. Tobacco inventories are stated at lower of cost or market and are determined primarily by the last-in, first-out (LIFO) method at Liggett and the first-in, first-out (FIFO) method at Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold within one year because of time required for aging, they are included in current assets, which is common practice in the industry. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. At March 31, 2006, approximately $1,136 of our leaf inventory was associated with Vector Tobacco’s QUEST product. During the second quarter of 2004, we recognized a non-cash charge of $37,000 to adjust the carrying value of excess leaf tobacco inventory for the QUEST product, based on estimates of future demand and market conditions. If actual demand for the product or market conditions are less favorable than those estimated, additional inventory write-downs may be required.
     Stock-Based Compensation. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, under which share-based transactions are accounted for using a fair value-based method to recognize non-cash compensation expense. Prior to adoption, our stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award. Upon adoption, there was no cumulative adjustment for the impact of the change in accounting principles because the assumed forfeiture rate did not differ significantly from prior periods. We recognized compensation expense of $186 related to stock options in the first quarter of 2006 as a result of adopting SFAS No. 123(R). As of March 31, 2006, there was $243 of total unrecognized cost related to employee stock options. In addition, effective January 1, 2006, as a result of the adoption of SFAS No. 123(R), payments of dividend equivalent rights on the unexercised portion of stock options are accounted for as reductions in additional paid-in capital on our consolidated balance sheet ($1,578 for the three months ended March 31, 2006). Prior to January 1, 2006, in accordance with APB Opinion No. 25, we accounted for these dividend equivalent rights as additional compensation expense ($1,770 for the three months ended March 31, 2005). Prior periods are not revised for comparative purposes. See Note 9 to our consolidated financial statements for a discussion of the adoption of this standard.
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
     For purposes of this discussion and other consolidated financial reporting, our significant business segments for the three months ended March 31, 2006 and 2005 were Liggett and Vector Tobacco. The Liggett segment consists of the manufacture and sale of conventional cigarettes and, for segment reporting purposes, includes the operations of the Medallion Company, Inc. acquired on April 1, 2002 (which operations are held for legal purposes as part of Vector Tobacco). The Vector Tobacco segment includes the development and marketing of the low nicotine and nicotine-free cigarette products as well as the development of reduced risk cigarette products and, for segment reporting purposes, excludes the operations of Medallion.

	Three Months Ended March
	March 31,
	2006	2005
Revenues:
Liggett	$115,739	$101,635
Vector Tobacco	1,965	2,538

Total revenues	$117,704	$104,173

Operating income:
Liggett	$30,421	$31,870
Vector Tobacco	(3,548)	(4,432)

Total tobacco	26,873	27,438

Corporate and other	(6,646)	(8,790)

Total operating income	$20,227	$18,648

Three Months Ended March 31, 2006 Compared to Three Months ended March 31, 2005
     Revenues. Total revenues were $117,704 for the three months ended March 31, 2006 compared to $104,173 for the three months ended March 31, 2005. This $13,531 (13.0%) increase in revenues was due to a $14,104 (13.9%) increase in revenues at Liggett and a $573 (22.6%) decrease in revenues at Vector Tobacco.
     Tobacco Revenues. All of Liggett’s sales for the first three months of 2006 and 2005 were in the discount category. For the three months ended March 31, 2006, net sales at Liggett totaled $115,739, compared to $101,635 for the three months ended March 31, 2005. Revenues increased by 13.9% ($14,104) due to a 21.2% increase in unit sales volume (approximately 355.0 million units) accounting for $21,575 in favorable volume variance partially offset by $1,490 in unfavorable sales mix, and unfavorable pricing and increased promotional spending of $5,981. Net revenues of the LIGGETT SELECT brand increased $6,351 for the first quarter of 2006 compared to 2005, and its unit volume increased 16.4% in 2006 period compared to 2005. Net revenues of the GRAND PRIX brand increased $11,999 for the first quarter of 2006 compared to the prior year period when there were no material sales.
     Revenues at Vector Tobacco for the three months ended March 31, 2006 were $1,965 compared to $2,538 in the 2005 period due to decreased sales volume. Vector Tobacco’s revenues in both periods related primarily to sales of QUEST.
     Tobacco Gross Profit. Tobacco gross profit was $44,363 for the first three months ended March 31, 2006 compared to $45,175 for the three months ended March 31, 2005. This represented a decrease of $812 (1.8%) when compared to the same period last year, due primarily to increased promotional spending as well as higher Master Settlement Agreement expense. Liggett’s brands contributed 99.0% to our gross profit and Vector Tobacco contributed 1.0% for the three months ended March 31, 2006. Over the same period in 2005, Liggett’s brands contributed 98.2% to tobacco gross profit and Vector Tobacco contributed 1.8%.
     Liggett’s gross profit of $43,921 for the three months ended March 31, 2006 decreased $438 from gross profit of $44,359 for the three months ended March 31, 2005. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett decreased to 57.8% for the three months ended March 31, 2006 compared to gross profit of 64.5% for the three months ended March 31, 2005. This decrease in Liggett’s gross profit in 2006 period was attributable to increased promotional spending and higher Master Settlement Agreement expense.
     Vector Tobacco’s gross profit was $442 for the three months ended March 31, 2006 compared to gross profit of $816 for the same period in 2005. The decrease was due primarily to the reduced sales volume.
     Expenses. Operating, selling, general and administrative expenses were $24,136 for the three months ended March 31, 2006 compared to $26,527 for the same period last year, a decrease of $2,391 (9.0%). Expenses at Liggett were $13,500 for the three months ended March 31, 2006 compared to $12,489 for the same period in the prior year, an increase of $1,011 or 8.1%. The increase in expense for the three months ended March 31, 2006 was due primarily to an increase in the sales force. Liggett’s product liability legal expenses of $1,373 for the three months ended March 31, 2006 compared to $1,229 for the same period in the prior year. Expenses at Vector Tobacco for the three months ended March 31, 2006 were $3,991 compared to expenses of $5,248 for the three months ended March 31, 2005 primarily due to reduced employee expense. Expenses at corporate for the quarter ended March 31, 2006 were reduced as a result of the adoption of SFAS No. 123(R). Payments of dividend equivalent rights on unexercised stock options previously charged to compensation cost ($1,770 for the three months ended March 31, 2005) are now recognized as reductions to additional paid-in capital on our consolidated balance sheet ($1,578 for the three months ended March 31, 2006).
     For the three months ended March 31, 2006, Liggett’s operating income decreased $1,449 to $30,421 compared to $31,870 for the same period in 2005 primarily due to higher promotional spending and Master Settlement Agreement costs partially offset by higher revenues. For the three months ended March 31, 2006, Vector Tobacco’s operating loss was $3,548 compared to a loss of $4,432 for the three months ended March 31, 2005 due to reduced employee expense offset by lower sales volume.

     Other Income (Expenses). For the three months ended March 31, 2006, other income (expenses) was a loss of $2,734 compared to an income of $4,348 for the three months ended March 31, 2005. For the three months ended March 31, 2006, interest expense of $8,266 and a loss on investments of $30 were offset primarily by equity income from non-consolidated real estate businesses of $3,735, and interest and dividend income of $1,781. The equity income of $3,735 for the 2006 period resulted primarily from income of $2,590 related to New Valley’s investment in Douglas Elliman Realty, LLC and income of $1,154 related to its investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort and Spa in Kailua-Kona, Hawaii. For the three months ended March 31, 2005, a gain on the LTS conversion of $9,461, a gain on investments of $1,430, and interest and dividend income of $710 were offset by interest expense of $6,647, equity loss from non-consolidated real estate businesses of $306 and an equity loss in LTS of $299.
     Income from Continuing Operations. The income from continuing operations before income taxes for the three months ended March 31, 2006 was $17,493 compared to income of $20,980 before income taxes for the three months ended March 31, 2005. The income tax provision was $8,200 in 2006. This compared to a tax provision of $12,518 and minority interests of $2,016 in 2005. Our income tax rate for 2006 does not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses and state income taxes. Our tax rate for 2005 considers the intraperiod allocation at New Valley between income from continuing and discontinued operations and the utilization of deferred tax assets at New Valley, the impact of nondeductible expenses and state income taxes.
Discontinued Operations
     Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, our consolidated financial statements reflect New Valley’s real estate leasing operations as discontinued operations for the three months ended March 31, 2005. Accordingly, revenues, costs and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations”.
     Summarized operating results of the discontinued real estate leasing operations for the three months ended March 31, 2005 are as follows:

Three Months Ended
March 31, 2005

Revenues	$924

Expenses	515

Income from operations before income taxes and minority interests	409

Provision for income taxes	223

Minority interests	104

Income from discontinued operations	$82

     Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,952 (net of minority interests and taxes) for the three months ended March 31, 2005 in connection with the sale of the office buildings.
Liquidity and Capital Resources
     Net cash and cash equivalents decreased $8,908 for the three months ended March 31, 2006 and increased $30,505 for the three months ended March 31, 2005.
     Net cash provided from operations was $1,622 and $7,044 for the three months ended March 31, 2006 and 2005, respectively. The difference between the two periods relates to a net change of $10,484 in the 2006 period versus the 2005 period primarily related to increased payments of current liabilities related to income taxes and bonus accruals, a net increase of inventory of $1,923 in the 2006 period versus a net decrease of inventory of $5,110 in 2005 and lower net income of $2,203 in the 2006 period. The amount was offset by an increase of accounts receivable of $3,789 in the 2006 period versus an increase of accounts receivable of $9,957 in the 2005 period, a decrease of $6,521 of non-cash income items (income from non-consolidated real estate companies, gain from the conversion of LTS notes, equity loss on operations of LTS and net gains and losses from investments) in the 2006 period and increased distributions from non-consolidated real estate businesses of $1,269 in the 2006 period.
     Cash used in investing activities was $1,558 for the three months ended March 31, 2006 compared to cash provided of $65,344 for the 2005 period. In the first quarter of 2006, cash was used for capital expenditures of $1,446, the purchase of investment securities of $73 and the purchase of long-term investments partially offset by proceeds from the liquidation of long-term investments of $25. Cash was provided in 2005 principally from discontinued operations of $66,912 and proceeds from the sale or maturity of investment securities of $5,420 offset by the purchase of investment securities for $2,724, capital expenditures of $968, the issuance by New Valley of notes receivable from LTS for $1,750 and the purchase by New Valley of LTS common stock for $1,500.
     Cash used in financing activities was $8,972 for the three months ended March 31, 2006 compared to cash used of $41,883 for the 2005 period. In the first quarter of 2006, cash was used for distributions on common stock of $21,541, repayments on debt of $1,648 and deferred financing charges of $200. Cash used was offset primarily by net borrowings under the Liggett credit facility of $13,785, and proceeds from the exercise of options of $554. In the first quarter of 2005, cash was used for distributions on common stock of $16,735, repayments on debt of $1,434 and deferred financing charges of $678, offset by proceeds from the sale of convertible notes of $14,959, proceeds from the exercise of options of $779 and net proceeds under the revolver of $347.
     Liggett. Liggett has a $50,000 credit facility with Wachovia Bank, N.A. under which $13,785 was outstanding at March 31, 2006. Availability as determined under the facility was approximately $22,037 based on eligible collateral at March 31, 2006. The facility is collateralized by all inventories and receivables of Liggett and a mortgage on its manufacturing facility. Borrowings under the facility bear interest at a rate equal to 1.0% above the prime rate of Wachovia. The facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability under the facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, is at least $5,000 and no event of default has occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility, including an adjusted net worth and working capital requirement. In addition, the facility imposes requirements with respect to Liggett’s adjusted net worth (not to fall below $8,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At March 31, 2006, management believes that Liggett was in compliance with all covenants under the credit facility; Liggett’s adjusted net worth was $38,347 and net working capital was $26,847, as computed in accordance with the agreement.
     100 Maple LLC, a company formed by Liggett in 1999 to purchase its Mebane, North Carolina manufacturing plant, has a term loan of $3,250 outstanding as of March 31, 2006 under

Liggett’s credit facility. The remaining balance of the term loan is payable in two monthly installments of $77 with a final payment on June 1, 2006 of $3,095. Interest is charged at the same rate as applicable to Liggett’s credit facility, and the outstanding balance of the term loan reduces the maximum availability under the credit facility. Liggett has guaranteed the term loan, and a first mortgage on the Mebane property and manufacturing equipment collateralizes the term loan and Liggett’s credit facility.
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
     In December 2005, Liggett purchased equipment for $2,273 through a financing agreement payable in 24 installments of $58 and then 24 installments of $46. Interest is calculated at 5.03%. Liggett was required to provide a security deposit equal to 25% of the funded amount or $568.
     Each of these equipment loans is collateralized by the purchased equipment.
     Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions (and purported class actions) predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to so-called secondary smoke from cigarettes. We believe, and have been so advised by counsel handling the respective cases, that Liggett has a number of valid defenses to claims asserted against it. Litigation is subject to many uncertainties. In May 2003, a Florida intermediate appellate court overturned a $790,000 punitive damages award against Liggett and decertified the Engle smoking and health class action. In May 2004, the Florida Supreme Court agreed to review the case, and oral argument was held in November 2004. If the intermediate appellate court’s ruling is not upheld on appeal, it will have a material adverse effect on us. In November 2000, Liggett filed the $3,450 bond required under the bonding statute enacted in 2000 by the Florida legislature which limits the size of any bond required, pending appeal, to stay execution of a punitive damages verdict. In May 2001, Liggett reached an agreement with the class in the Engle case, which provided assurance to Liggett that the stay of execution, in effect pursuant to the Florida bonding statute, would not be lifted or limited at any point until completion of all appeals, including to the United States Supreme Court. As required by the agreement, Liggett paid $6,273 into an escrow account to be held for the benefit of the Engle class, and released, along with Liggett’s existing $3,450 statutory bond, to the court for the benefit of the class upon completion of the appeals process, regardless of the outcome of the appeal. In June 2002, the jury in an individual case brought under the third phase of the Engle case awarded $37,500 (subsequently reduced by the court to $25,100) of compensatory damages against Liggett and two other defendants and found Liggett 50% responsible for the damages. The verdict, which was subject to the outcome of the Engle appeal, has been overturned as a result of the appellate court’s ruling discussed above. In April 2004, a Florida state court jury awarded compensatory damages of $540 against Liggett in an individual action. In addition, plaintiff’s counsel was awarded legal fees of $752. Liggett has appealed both the verdict and the award of legal fees. It is possible that additional cases could be decided unfavorably and that there could be further adverse developments in the Engle case. Liggett may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so. Management cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. In recent years, there have been a number of adverse regulatory, political and other developments concerning cigarette smoking and the tobacco industry. These developments generally receive widespread media attention. Neither we nor Liggett are able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation or regulation. See Note 8 to our consolidated financial statements.
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
     V.T. Aviation. In February 2001, V.T. Aviation LLC, a subsidiary of Vector Research Ltd., purchased an airplane for $15,500 and borrowed $13,175 to fund the purchase. The loan, which is collateralized by the airplane and a letter of credit from us for $775, is guaranteed by Vector Research, VGR Holding and us. The loan is payable in 119 monthly installments of $125 including annual interest of 2.31% above the 30-day commercial paper rate, with a final payment of $2,581, based on current interest rates.
     VGR Aviation. In February 2002, V.T. Aviation purchased an airplane for $6,575 and borrowed $5,800 to fund the purchase. The loan is guaranteed by us. The loan is payable in 119 monthly installments of $40, including annual interest at 2.75% above the 30-day commercial paper rate, with a final payment of $3,836 based on current interest rates. During the fourth quarter of 2003, this airplane was transferred to our direct subsidiary, VGR Aviation LLC, which has assumed the debt.
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
     Vector. We believe that we will continue to meet our liquidity requirements through 2006. Corporate expenditures (exclusive of Liggett, Vector Research, Vector Tobacco and New Valley) over the next twelve months for current operations include cash interest expense of approximately $23,600, dividends on our outstanding shares (currently at an annual rate of approximately $87,000) and corporate expenses. In addition, as discussed above, $35,000 of Vector Tobacco notes issued in the 2002 Medallion acquisition mature on April 1, 2007. We anticipate funding our expenditures for current operations and required principal payments with available cash resources, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries. New Valley may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit its ability to make such distributions.
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
     The notes pay interest on a quarterly basis at a rate of 5% per year with an additional amount of interest payable on the notes on each interest payment date. This additional amount is based on the amount of cash dividends actually paid by us per share on our common stock during the prior three-month period ending on the record date for such interest payment multiplied by the number of shares of our common stock into which the notes are convertible on such record date (together, the “Total Interest”). Notwithstanding the foregoing, however, during the period prior to November 15, 2006, the interest payable on each interest payment date is the higher of (i) the Total Interest and (ii) 6 3/4% per year. The notes are convertible into our common stock, at the holder’s option. The conversion price, which was of $18.48 at March 31, 2006, is subject to adjustment for various events, including the issuance of stock dividends.
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
     In July 2001, we completed the sale of $172,500 (net proceeds of approximately $166,400) of our 6.25% convertible subordinated notes due July 15, 2008 through a private offering to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933. The notes pay interest at 6.25% per annum and are convertible into our common stock, at the option of the holder. The conversion price, which was $21.32 at March 31, 2006, is subject to adjustment for various events, and any cash distribution on our common stock results in a corresponding decrease in the conversion price. In December 2001, $40,000 of the notes were converted into our common stock, and in October 2004, $8 of the notes were converted. A total of $132,492 principal amount of the notes were outstanding at March 31, 2006.
     Our consolidated balance sheets include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles and income tax laws. As of March 31, 2006, our deferred income tax liabilities exceeded our deferred income tax assets by $65,140. The largest component of our deferred tax liabilities exists because of differences that resulted from a 1998 and 1999 transaction with Philip Morris Incorporated in which a subsidiary of Liggett contributed three of its premium brands to Trademarks LLC, a newly-formed limited liability company. In such transaction, Philip Morris acquired an option to purchase the remaining interest in Trademarks for a 90-day period commencing in December 2008, and we have an option to require Philip Morris to purchase the remaining interest commencing in March 2010. For additional information concerning the Philip Morris brand transaction, see Note 16 to our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
     In connection with the transaction, we recognized in 1999 a pre-tax gain of $294,078 in our consolidated financial statements and established a deferred tax liability of $103,100 relating to the gain. Upon exercise of the options during the 90-day periods commencing in December 2008 or in March 2010, we will be required to pay tax in the amount of the deferred tax liability, which will be offset by the benefit of any deferred tax assets, including any net operating losses, available to us at that time. In connection with an examination of our 1998 and 1999 federal income tax returns, the Internal Revenue Service issued to us in September 2003 a notice of proposed adjustment. The notice asserts that, for tax reporting purposes, the entire gain should have been recognized in 1998 and in 1999 in the additional amounts of $150,000 and $129,900, respectively, rather than upon the exercise of the options during the 90-day periods commencing in December 2008 or in March 2010. If the Internal Revenue Service were to ultimately prevail with the proposed adjustment, it would result in the potential acceleration of tax payments of approximately $129,000, including interest, net of tax benefits, through March 31, 2006. These amounts have been previously recognized in our consolidated financial statements as tax liabilities. As of March 31, 2006, we believe amounts potentially due have been provided for in our consolidated statements of operations.
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
Off-Balance Sheet Arrangements
     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2006, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

     In May 1999, in connection with the Philip Morris brand transaction, Eve Holdings Inc., a subsidiary of Liggett, guaranteed a $134,900 bank loan to Trademarks LLC. The loan is secured by Trademarks’ three premium cigarette brands and Trademarks’ interest in the exclusive license of the three brands by Philip Morris. The license provides for a minimum annual royalty payment equal to the annual debt service on the loan plus $1,000. We believe that the fair value of Eve’s guarantee was negligible at March 31, 2006.
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
     In February 2004, Liggett Vector Brands and another cigarette manufacturer entered into a five year agreement with a subsidiary of the American Wholesale Marketers Association to support a program to permit tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses, if any, incurred by the surety under the bond program, with a maximum loss exposure of $500 for Liggett Vector Brands. To secure its potential obligations under the agreement, Liggett Vector Brands has delivered to the subsidiary of the Association a $100 letter of credit and agreed to fund up to an additional $400. Liggett Vector Brands has incurred no losses to date under this agreement, and we believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2006.
     At March 31, 2006, we had outstanding approximately $3,608 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
     As of March 31, 2006, New Valley has committed to fund as up to $600 to a non-consolidated real estate business and up to $501 to a limited partnership in which it is an investor. Vector has agreed, under certain circumstances, to guarantee up to $2,000 of debt of another non-consolidated real estate business.
Market Risk
     We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
     As of March 31, 2006, approximately $32,643 of our outstanding debt had variable interest rates, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2006, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $171.

     We held investment securities available for sale totaling $30,583 at March 31, 2006, which includes 11,111,111 shares of Ladenburg Thalmann Financial Services Inc., which were carried at $16,000 (see Note 3 to our consolidated financial statements). Adverse market conditions could have a significant effect on the value of these investments.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The impact of the application of SFAS No. 154 is discussed below in connection with the application of EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.”
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
     In September 2005, the EITF reached a consensus on Issue No. 04-13, “Inventory Exchanges.” EITF Issue No. 04-13 required two or more inventory transactions with the same party to be considered a single nonmonetary transaction subject to APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. EITF Issue No. 04-13 is effective for us for new arrangements entered into after April 2, 2006. We do not expect the adoption of EITF Issue No. 04-13 to have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2006, we adopted EITF Issue No. 05-8, “Income Tax Effects of Issuing Convertible Debt with a Beneficial Conversion Feature.” The issuance of convertible debt with a beneficial conversion feature creates a temporary difference on which deferred taxes should be provided. The consensus is required to be applied in fiscal periods (years or quarters) beginning after December 15, 2005, by retroactive restatement of prior financial statements back to the issuance of the convertible debt. The retrospective application of EITF Issue No. 05-8 reduced our income tax expense by $186 for the three months ended March 31, 2005 and increased long-term deferred tax liabilities and decreased stockholders’ equity by $7,759 as of January 1, 2006. See Note 1 to our consolidated financial statements for a reconciliation of stockholders’ equity accounts.
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
     Further information on risks and uncertainties specific to our business include the risk factors discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
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

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report or 10-K, as amended, for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2006.

Our purchases of our common stock during the three months ended March 31, 2006 were as follows:

				Total Number	Maximum Number
				of Shares	of Shares that
	Total			Purchased as	May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans
Period	Purchased		per Share	or Programs	or Programs
January 1 to January 31, 2006	—		$—	—	—
February 1 to February 28, 2006	—		—	—	—
March 1 to March 31, 2006	19,302	(1)	19.21	—	—

Total	19,302		$19.21	—	—

(1)	Delivery of shares to us in payment of exercise price in connection with exercise of an employee stock option for 35,279 shares on March 13, 2006.

Item 6. Exhibits

*10.1	Amendment dated January 27, 2006 to Amended and Restated Employment Agreement, dated as of September 27, 2005, between Vector and Bennett S. LeBow (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated January 27, 2006).

*10.2	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 to Vector’s Form 8-K dated January 27, 2006).

*10.3	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

*10.4	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

*10.5	Executive Retirement Agreement and Release, dated as of February 3, 2006, between Vector and Joselynn D. Van Siclen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 3, 2006).

*10.6	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

*10.7	Vector Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated January 27, 2006).

*10.8	Vector Supplemental Retirement Plan (as amended and restated January 27, 2006) (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated January 27, 2006).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III

J. Bryant Kirkland III
Vice President and Chief
Financial Officer

Date: May 10, 2006